Form 10-Q
period 2007-03-31
GTJ REIT, Inc.
filed 2008-02-06
CIK 1368757

UNITED STATES
                                       SEC
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

                       Commission file number: 0001368757

                                 GTJ REIT, INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                      20-5188065
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                                444 Merrick Road
                               Lynbrook, New York
                                      11563
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 881-3535
              (Registrant's telephone number, including area code)

                                       N/A
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of the registrant's common shares outstanding as of February 1, 2008 was 13,472,281.

                         GTJ REIT, INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
                              ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                           Page
                                                                           -----

 PART I.      FINANCIAL INFORMATION
 Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    3
 Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           29

 Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    34
 Item 4.      CONTROLS AND PROCEDURES                                       34

 PART II.     OTHER INFORMATION
 Item 1.      LEGAL PROCEEDINGS                                             35
 Item 1A.     RISK FACTORS                                                  35
 Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   45
 Item 3.      DEFAULTS UPON SENIOR SECURITIES                               45
 Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           45
 Item 5.      OTHER INFORMATION                                             45
 Item 6.      EXHIBITS                                                      46

 SIGNATURES                                                                 49

                         PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

                         GTJ REIT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited)
and December 31, 2006 (audited).............................................  5
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)..................................  6
Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2007 (unaudited)....................................  7
Condensed Consolidated Statements of Cash Flows for the three months ended
 March 31, 2007 and 2006 (unaudited)........................................  8
Notes to Condensed Consolidated Financial Statements as of March 31, 2007
(unaudited)................................................................. 10

Basis of Presentation

     The financial information is divided into two sections.  The first section,
Item 1, includes the unaudited condensed consolidated financial statements, including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2007.

     The condensed consolidated balance sheet as of March 31, 2007, the related condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 included in Item 1 have been prepared by GTJ REIT, Inc.("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2007 and 2006, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto and pro-forma financial information included in the Company's Form 8-K/A filed on November 9, 2007.


                         GTJ REIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                 March 31, 2007           2006
                                                                                ----------------      ---------------
                                                                                  (unaudited)
ASSETS                                                                            (in thousands, except share data)
Real estate at cost:
    Land                                                                                $  85,051     $       434
    Buildings and improvements                                                              7,708           6,591
                                                                                ------------------    ---------------
                                                                                           92,759           7,025
   Less: accumulated depreciation and amortization                                        (5,536)          (5,476)
                                                                                ------------------    ---------------
   Net real estate for investment                                                          87,223           1,549
Cash and cash equivalents                                                                  12,734           9,519
Available for sale securities                                                               3,817           1,219
Restricted cash                                                                             3,638             451
Accounts receivable                                                                         6,569               -
Operating subsidies receivable                                                              3,184             492
Due from affiliates                                                                             -           5,402
Investments in affiliates                                                                       -           1,971
Other assets, net                                                                           6,828           2,108
Deferred leasing commissions                                                                1,987           1,221
Machinery and equipment, net                                                                1,688              10
                                                                                ------------------    ---------------
   Total assets                                                                         $ 127,668      $   23,942
                                                                                ==================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                   $   1,865     $       18
Line of credit                                                                                420              -
Note payable                                                                                1,666              -
Income tax payable                                                                            817          4,840
Due to affiliates                                                                               -          1,183
Deferred tax liability                                                                        955              -
Unpaid losses and loss adjustment expenses                                                  4,341              -
Other liabilities, net                                                                      3,894            908
                                                                                ------------------    ---------------
                                                                                           13,958          6,949
                                                                                ------------------    ---------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized and
none issued and outstanding                                                                     -             -
   Common stock, $.0001 par value; 100,000,000 shares authorized and
10,000,000 shares issued and outstanding at March 31, 2007, and common stock, no par value; 4,750 shares authorized and 3,766.50 shares issued
and outstanding at December 31, 2006                                                            1           377
   Additional paid-in capital                                                              96,034             -
   Retained earnings                                                                       17,212        16,189
   Accumulated other comprehensive income                                                     463           427
                                                                                ------------------    ---------------
                                                                                          113,710        16,993
                                                                                ------------------    ---------------
   Total liabilities and stockholders' equity                                           $ 127,668      $ 23,942
                                                                                ==================    ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                   2007          2006 (Restated)
                                               ------------     ----------------
                                                        (Unaudited)
                                               (in thousands, except share and
                                                per share data)

Operating revenue and subsidies                $        999       $  913
                                               ------------     ----------------
Operating expenses:
    General and administrative expenses                  57            -
    Depreciation and amortization                        66           87
                                               ------------     ----------------
      Total operating expenses                          123           87

    Operating income                                    876          826

Interest income                                          99            -
                                               ------------     ----------------

Income from continuing operations before
income taxes and equity in earnings of
affiliated companies                                    975         826

Provision for income taxes                             (315)       (294)
Equity in earnings of affiliated companies,
net of tax                                               60         604
                                               ------------     ----------------
Income from continuing operations                       720       1,136

Discontinued Operation:
    Loss from operations of discontinued
    operation, net of taxes                            (147)       (629)
    Gain on sale of discontinued operation,
    net of taxes                                          -       6,535
                                               ------------     ----------------
   (Loss) income from discontinued operation,
    net of taxes                                       (147)      5,906
                                               ------------     ----------------

Net income                                       $      573     $ 7,042
                                               ============     ================

Income per common share - basic and diluted:
    Income from continuing operations            $     3.24     $ 301.57
                                               ============     ================

Loss from operations of discontinued operation,
net of taxes                                     $    (0.66)    $(167.11)
                                               ============     ================

Gain on sale of discontinued operation, net
of taxes                                         $        -     $1,735.12
                                               ============     ================

Net income                                       $     2.58     $1,869.58
                                               ============     ================

Weighted-average common shares outstanding-basic
and diluted                                       222,222.2      3,766.5
                                               ============     ================


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GTJ REIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                                                                       Accumulated
                     Preferred Stock      Common Stock          Additional              Other          Total
                  Outstanding             Outstanding            Paid-In-   Retained   Comprehensive   Stockholders'
                  Shares        Amount    Shares       Amount    Capital    Earnings     Income          Equity
                  ------------ -------- ------------ --------- ---------- ---------- --------------- ------------------
Balance at
January 1, 2007        -       $    -     3,766.50      $377     $    -    $  16,189   $       427       $     16,993
Prior period
adjustment             -            -            -         -          -          600             -                600
                  ------------ -------- ------------ --------- ---------- ---------- --------------- ------------------
Balance at
January 1,
2007, as
restated               -           -      3,766.50       377          -      16,789            427             17,593
Dividends paid,
$39.82 per share                                                              (150)                              (150)
Shares issued
in connection
with merger           -            -    10,000,000         1        (1)          -               -                  -
Recapitalization
of Company             -           -    (3,766.50)     (377)     96,035          -               -             95,658
Comprehensive
income:
Net income             -           -            -         -                    573               -                573
Unrealized gain
on
available-for-sale
securities             -           -            -         -                      -              36                36
                                                                                                      -----------------
Total
comprehensive
income                 -           -            -         -                      -               -                609
                  ------------ -------- ------------ --------- ---------- ---------- --------------- ------------------
Balance at
March 31, 2007
(unaudited)            -        $  -   10,000,000     $   1    $96,034    $ 17,212      $      463       $    113,710
                  ============ ======== ============ ========= ========== ========== =============== ==================

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                                           2006
                                                                        2007            (Restated)
                                                                   ----------------    --------------
     CASH FLOWS FROM OPERATING ACTIVITIES                                     (Unaudited)
     Net income                                                            $   573          $  7,042
     (Loss)  income from discontinued operation                              (147)             5,906
                                                                   ----------------    --------------
     Income from continuing operations                                         720             1,136
     Adjustments to reconcile net income to net cash used in operating activities:
     Cash provided by (used in) operating activities:
         Provisions for deferred taxes                                          66              (70)
         Provisions for injuries and damages claims                              -               163
         Equity in earnings of affiliated
         companies, net of tax                                                (60)             (604)
         Depreciation and amortization                                          66                87
         Other                                                                   5              (73)
     Changes in operating assets and liabilities:
        Operating subsidies receivable-
             injuries and damages withholding                                    -           (1,266)
        Other receivables                                                        -               (9)
        Due from affiliates                                                (1,135)               692
        Prepaid expenses and other assets                                       43             1,166
        Prepaid income taxes                                                     -               104
        Other assets                                                             -             (733)
        Deferred leasing commissions                                            15           (1,282)
        Accounts payable and accrued expenses                                  (5)           (2,819)
        Income tax payable                                                 (5,073)             3,467
        Other current liabilities                                             (94)           (1,325)
     Net cash provided by (used in) discontinued operation                     147           (4,991)
                                                                   ----------------    --------------
     Net cash used in operating activities
                                                                           (5,305)           (6,357)
                                                                   ----------------    --------------
     Investing activities:
       Cash acquired in merger                                               8,670                 -
       Proceeds from sale of discontinued operation                              -            11,143
                                                                   ----------------    --------------
     Net cash provided by  investing activities
                                                                             8,670            11,143
                                                                   ---------------- -- --------------
     Financing activities:
        Dividends paid                                                       (150)              (75)
                                                                   ----------------    --------------
     Net cash used in financing activities                                   (150)              (75)
                                                                   ----------------    --------------
     Net increase in cash and cash equivalents                               3,215             4,711

     Cash and cash equivalents at the beginning of period                    9,519             1,010
                                                                   ----------------    --------------
     Cash and cash equivalents at the end of period                      $  12,734         $   5,721
                                                                   ================    ==============
     Supplemental cash flow information:
     Interest paid                                                          $    -            $    -
                                                                   ================    ==============
     Cash paid for taxes                                                    $    5           $    28
                                                                   ================    ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


Supplemental non-cash investing activities- Merger with Triboro

                                                                      Three Months Ended
                                                                           March 31,
                                                                    2007               2006
                                                               ----------------    --------------
Cash and cash equivalents                                       $   4,559           $   -
Operating subsidies receivables                                     1,752               -
Deferred leasing commissions                                          782               -
Other assets, net                                                   1,512               -
Securities available for sale                                       1,362               -
Property and equipment                                             39,400               -
Income tax payable                                                   (294)              -
Other liabilities, net                                               (629)              -

Fair value of real property through its ownership
interest in GTJ                                                    15,638               -
Fair value of operating assets and liabilities
through its ownership interest in GTJ                               2,320               -
                                                               ----------------    --------------
Total purchase price in common stock                            $  66,402           $   -
                                                               ================    ==============

Supplemental non-cash investing activites-
Merger with Jamaica

Cash and cash equivalents                                      $     190           $    -
Operating subsidies receivables                                      941                -
Deferred leasing commissions                                           -                -
Other assets, net                                                    964                -
Securities available for sale                                        440                -
Property and equipment                                            23,100                -
Income tax payable                                                  (157)               -
Other liabilities, net                                              (422)               -

Fair value of real property through its ownership
interest in GTJ                                                    7,819                -
Fair value of operating assets and liabilities
through its ownership interest in GTJ                              1,160                -
                                                               ----------------    --------------
Total purchase price in common stock                            $ 34,035            $   -
                                                               ================    ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Description of Business and Recent Events

     GTJ REIT, Inc. (the "Company" or "GTJ REIT") was incorporated in Maryland on June 23, 2006 as a blank check company and was formed to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the "Code"), for which corporations may be organized under Maryland General Corporation Law.

     At March 29, 2007, the Company commenced operations upon the completion of the Reorganization described below. The Company has selected December 31 as its fiscal year end.

     On July 24, 2006, the Company entered into merger agreements and subsequently closed on March 29, 2007 into merger agreements (the "Agreements") with by and among TRIBORO COACH CORP., a New York corporation ("Triboro"); JAMAICA CENTRAL RAILWAYS, INC., a New York corporation ("Jamaica"); GREEN BUS LINES, INC., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); GTJ REIT, TRIBORO ACQUISITION, INC., a New York corporation ("Triboro Acquisition"); JAMAICA ACQUISITION, INC., a New York corporation
("Jamaica Acquisition"); and GREEN ACQUISITION, INC., a New York corporation ("Green Acquisition," and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The effect of the mergers is to complete a Reorganization ("Reorganization") into the Company.

     Under the terms of the Agreements, each share of common stock of each Bus Company's issued and outstanding shares, immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of the Company's common stock:

      o Each share of Green common stock was converted into 1,117.429975 shares of the Company's common stock.

      o Each share of Triboro common stock was converted into 2,997.964137 shares of the Company's common stock.

      o Each share of Jamaica common stock was converted into 195.001987 shares of the Company's common stock.

     The Bus Companies, including their subsidiaries, own a total of six rentable parcels of real property, four of which are leased to the City of New York, one of which is leased to a commercial tenant (all five on a triple net basis), and one of which is used in part by the Bus Companies' existing operations and the remainder of which is leased to a commercial tenant, not on a triple net basis. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business, which have been acquired as part of the merger.

     On July 1, 2007, the Company adopted a Real Estate Investment ("REIT") structure. In order to adopt a REIT structure, it was necessary to combine the Bus Companies and their subsidiaries under a single holding company, the "Reorganization." The Company is the holding company. The Company has formed three wholly-owned New York corporations and each of the Bus Companies merged with one of these subsidiaries to become wholly-owned subsidiaries of the Company. The mergers required the approval of the holders of at least 66 2/3 % of the outstanding shares of common stock of each of Green, Triboro and Jamaica, voting separately and not as one class, which was obtained on March 26, 2007.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business, and considering the ownership of the same in whole or part by each of the Bus Companies, the Company has been advised by an outside appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) is Green--42.088%, Triboro--38.287% and Jamaica--19.625%. Accordingly, under the Reorganization, 10,000,000 shares of the Company common stock were distributed. 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

     As  part  of  becoming  a  REIT,   the  Company  is  required,   after  the
Reorganization, to make a distribution of the Bus Companies' historical undistributed earnings and profits, calculated to be an estimated $62,060,000 (see Note 14). The Company will distribute up to $20,000,000 in cash, and also make available for distribution 3,775,399 shares of the Company's common stock, valued at $11.14 per share calculated as follows:


Total Value of the Bus Companies                    $    173,431,797
Assumed E&P--Cash distribution                            20,000,000
                                                    ----------------

Total value after cash distribution                      153,431,797
Assumed E&P--Stock distribution                           42,000,000
                                                    ----------------

Total value after stock distribution                $    111,431,797
                                                    ================

Reorganization shares                                    10,000,000
Share Value Post Earnings and Profits               $       11.14
                                                    ================

     The Reorganization was accounted for under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141 "Business Combinations", ("SFAS No. 141") issued by the Financial Accounting Standards Board. Since GTJ REIT has been formed to issue equity interests to effect a business combination, as required by SFAS No. 141, one of the existing combining entities was required to be determined the acquiring entity. Under SFAS No. 141, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. As a result of the Reorganization, Green shareholders have a 42.088% voting interest, Triboro shareholders have a 38.287% voting interest, and Jamaica shareholders have a 19.625% voting interest. Additionally, under SFAS No. 141, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

     Each stockholder may elect a combination of cash and stock, or exclusively cash or stock. If more than $20,000,000 of cash is elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash will be reduced such that the aggregate cash distribution will total $20,000,000, and the balance of the distribution to each such stockholder will be made in the Company's common stock. The Company expects to distribute $20,000,000 in cash and 3,775,399 shares (with an approximate value of $42,060,000). Green's assets at December 31, 2006 total $23.9 million as compared to Triboro's assets of $19.4 million, and Jamaica's assets of $10.2 million, and Green's revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green is deemed to be the accounting acquirer for this transaction and the historical financial statements of the newly formed Company will be those of Green.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Under the purchase method of accounting, Triboro's and Jamaica's assets and liabilities were acquired by Green and have been recorded at their fair value. Accordingly, under the Reorganization, 10,000,000 shares of the Company's common stock were distributed, 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values are based on third-party valuation. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $1,630,000 and $1,800,000 for Triboro and Jamaica, respectively, resulting in negative goodwill. The fair value of net assets acquired for the remaining interest in GTJ, not previously owned by Green, exceeded the total consideration for the acquisition by approximately $1,750,000, resulting in negative goodwill. The excess (negative goodwill) aggregating $5,180,000 was allocated on a pro rata basis to long-lived assets.

     The following table summarizes the preliminary allocation of the purchase price in the form of a condensed balance sheet reflecting the estimated fair values of the amounts assigned to each major asset and liability caption of the acquired entities as of the date of acquisition (in thousands):



                                                    Triboro       Jamaica         Total
                                                     ------        ------       -------

Issuance of Stock                                $   66,402    $   34,035   $   100,437
                                                     ------        ------       -------

Cash and cash equivalents                             6,126           974         7,100
Restricted Cash                                       1,275           637         1,912
Accounts Receivable                                   2,627         1,314         3,941
Operating subsidies receivables                       1,752           941         2,693
Deferred leasing commissions                            782             -           782
Other assets                                          2,682         1,549         4,231
Securities available for sale                         1,668           593         2,261
Real property and equipment                          55,038        30,919        85,957
Machinery and equipment                                 580           290           870
                                                     ------        ------       -------

Total assets                                     $   72,530    $   37,217   $   109,747
                                                     ------        ------       -------

Accounts payable and accrued  expenses                  741           371         1,112
Line of credit                                          168            84           252
Note payable                                            666           333           999
Income tax payable                                      294           157           451
Deferred tax liability                                  679           339         1,018
Unpaid losses and loss adjustment expenses            1,736           868         2,605
Other liabilities                                     1,844         1,030         2,873
                                                      -----         -----         -----

Total liabilities                                     6,128         3,182         9,310
                                                      -----         -----         -----

Fair value of net assets acquired                $   66,402    $   34,035   $   100,437
                                                     ======        ======       =======

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company's results for the three months ended March 31, 2007 in the accompanying condensed consolidated statement of operations as the results were deemed to be immaterial.

     Unaudited Pro-Forma Financial Information

     The following presents the unaudited pro-forma combined results of operations of the Company with Green, Jamaica, Triboro and GTJ included for the periods preceding the merger on March 29, 2007( in thousands, except share and per share data).

                                                 For the Three Months Ended
                                                         March 31,
                                                 ----------------------------
                                                    2007            2006
                                                 -----------     ------------
                                                         (Unaudited)

Revenues                                       $    12,008         $   9,034
                                                 ===========     ============
Net income from continuing operations          $     1,702        $    1,521
                                                 ===========     ============
Net income (1)                                 $     1,426        $   15,925
                                                 ===========     ============

Pro-forma basic and diluted
   net income per common share                 $      0.14        $     1.59
                                                 ===========     ============

Pro-forma weighted average
   common shares outstanding
   - basic and diluted                          10,000,000        10,000,000
                                                 ===========     ============


     (1) Net income in 2006 includes a loss from discontinued operation, net of taxes of $3,114 and a gain on sale of discontinued of operation, net of taxes of $17,518 resulting in income from discontinued operation of $14,404.

     The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the mergers of Triboro, Jamaica and GTJ had been completed as of the beginning of 2007 or 2006, nor are they necessarily indicative of future consolidated results.

     The Company became a REIT on July 1, 2007. In order to remain a REIT, the Company will be required to distribute to its stockholders each year an amount equal to at least 90% of its annual net income, exclusive of net capital gains, if any.

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its majority-owned or otherwise controlled subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has included the results of operations of acquired companies from the closing date of the acquisition. Since the operating cycle of real estate companies tends to exceed one year, the Company has presented an unclassified balance sheet.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Form 8K/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company's audited financial statements for the year ended December 31, 2006, but does not include all disclosures required by GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

     Use of Estimates:

     The  preparation  of  condensed   consolidated   financial   statements  in
conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, income taxes and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

     Reportable Segments:

     The Company operates in four reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, Insurance Operations, and Paratransit Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

     o    Real Estate  Operations rents Company owned real estate located in New
          York.

     o Outside Maintenance and Shelter Cleaning Operations provide outside maintenance and shelter cleaning services to outdoor advertising Companies in New York, New Jersey, Arizona and California.

     o Insurance Operations assumes reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance Company based in the United States of America.

     o Paratransit Operations provide paratransit service in New York for physically and mentally challenged persons who are unable to use standard public transportation.

          Revenue Recognition--Real Estate Operations:

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,"Accounting for Leases", as amended, referred to herein as SFAS No. 13. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $1,541,000 at March 31, 2007.

     Revenue Recognition--Paratransit Operations:

     Paratransit and transit operations and charter services are recognized upon completion of the related bus trip.

     Revenue Recognition--Outside Maintenance and Shelter Cleaning Operations:

     Cleaning, maintenance and claims service revenue is recognized upon completion of the related service.

     Revenue Recognition--Insurance Operations:

     Premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

     Earnings (Loss) Per Share Information:

     In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common stock equivalents for any of the periods presented in the Company's condensed consolidated statements of operations

     The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

                                                   Three Months Ended
                                                 March 31,         March 31,
                                                   2007              2006
                                                ------------    ---------------
                                                        (unaudited)
  Numerator:
  Net income                                    $      573         $     7,042
                                                ============    ===============

  Denominator:
  Weighted average common shares outstanding-
  basic and diluted                               222,222.2            3,766.5
                                                ============    ===============

  Basic and Diluted Per Share Information:
  Net income per share--Basic and diluted       $      2.58          $1,869.58
                                                ============    ===============

Impairment of Long-Lived Assets:

     The Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

forecasted undiscounted cash flows generated by those assets to their net carrying values. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

Cash and Cash Equivalents:

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less at the date of purchase to be cash equivalents.

     Restricted cash represents certain certificates of deposit amounting to approximately $451,000 at March 31, 2007 and December 31, 2006, that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements.

     In addition, at March 31, 2007, AIG held $3,187,007 on behalf of the Company that was restricted by AIG for the purpose of the payment of insured losses.

Accounts Receivable:

     Accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts. The Company has a contract with the City of New York which requires retainage in the amount of $484,708 and $387,288 as of March 31, 2007 and December 31, 2006, respectively. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial conditions. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

Amortization of Deferred Leasing Commissions:

     Deferred leasing commissions are amortized using the straight-line method over the life of the lease.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

                                   Useful
                                    lives
                               ----------------
  Buildings and improvements   10-25  years
  Equipment                    8 - 25 years

     The Company recorded depreciation expense of $66,000 and $87,000 related to these assets for the three months ended March 31, 2007 and 2006, respectively (See Notes 6 and 14).

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Available for Sale Securities:

     The Company accounts for its available for sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income
(loss), a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statement of operations. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

Income Taxes:

     The Company accounts for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income:

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 sets forth rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income, net of taxes and as a component of stockholders' equity.

Environmental Matters:

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available (See Note 5).

     Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable (See Note 5).

Insurance Liabilities:

     The liability or losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on the advice of an independent attorney, while the liability for adverse claims development is based on the director's best estimates. Such liabilities are necessarily based on estimates and, while the directors believe that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

be material to the financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually renewed, and any adjustments are reported in current earnings.


Recently Issued Accounting Pronouncements:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157 Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

     In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115." This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 and has not yet determined what effect, if any, the adoption of SFAS No. 159 will have on the Company's financial position or results of operations.

     In December 2007, the FASB issued SFAS 141R, "Business Combinations" which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect of this statement.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"("SFAS 160"). This statement will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests for all periods presented. The Company is currently evaluating the effect of this statement.

                          GTJ REIT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. DISCONTINUED OPERATIONS:

     On November 29, 2005, Green entered into an agreement and subsequently closed on January 9, 2006 with the City of New York to buy all of Green's assets used in connection with Green's bus operations. Accordingly, the results of Green's bus operations have been presented as discontinued operations in the Company's condensed consolidated financial statements for all periods presented.

     The following table sets forth the detail of Green's income (loss) from discontinued operations (in thousands):

                                                            Bus Operations
                                                            ------------------

  For the three months ended March 31, 2007:
  Revenues from discontinued operation                        $     -0-
                                                            ==================

  Loss from operations of discontinued operation              $    (16)
  Provision for income taxes                                      (131)
                                                            ------------------

  Loss from discontinued operation, net of taxes              $   (147)
                                                            ==================

  For the three months ended March 31, 2006:
  Revenues from discontinued operation (Restated)             $  3,864
                                                            ==================

  Income from operations of discontinued operation            $     72
  Provision for income taxes                                      (701)
                                                            ------------------

  Loss from discontinued operation, net of taxes              $   (629)
                                                            ==================

  Gain on sale of discontinued operation                      $  9,989
  Provision for income taxes                                    (3,454)
                                                            ------------------
  Gain on sale of discontinued operation, net of taxes        $  6,535
                                                            ==================

Net cash provided by discontinued operations was $147,000 for the three months ended March 31, 2007 and net cash used in discontinued operations was $4,991,000 for the three months ended March 31, 2006.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. OTHER ASSETS, NET:

Other assets, net, consist of the following (in thousands):

                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
                                              (unaudited)
Other receivables                              $      50       $       31
Deferred acquisition costs                             -              958
Discontinued operations                            1,052                -
Prepaid expenses                                   1,077               18
Prepaid income taxes                               2,121                -
Rental income in excess of amount billed           1,541              581
Other assets                                         987              520
                                              -----------  ---------------
                                               $   6,828       $    2,108
                                              ===========  ===============

4.   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses at March 31, 2007 have been reflected in connection with the merger transaction (see Note 1) and is summarized as follows (in thousands):

                                     March 31, 2007    December 31, 2006
                                     --------------    -----------------
                                       (unaudited)
Reported claims                         $  3,149           $      -
Provision for incurred but not
reported claims                            1,192                  -
                                     --------------    -----------------
                                        $  4,341           $      -
                                     ==============    =================

     Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $4,341 at March 31, 2007. An actuarial study was independently completed which estimated that at March 31, 2007, the total outstanding losses at an expected level, are between $3,893 and $4,660. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

     In the opinion of the directors, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies written. However, consistent with most companies with similar operations, the Company's estimated liability for claims is ultimately based on management's expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the condensed consolidated financial statements.

                       GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    OTHER LIABILITIES, NET:

Other liabilities consist of the following (in thousands):

                                        March 31, 2007    December 31, 2006
                                     -----------------    -----------------
                                          (Unaudited)
Accrued professional fees            $         552         $     164
Discontinued operations                        967                 -
Other                                          579                 -
Deposit liability                              173                 -
Accrued environmental costs                  1,315               436
Amount due to City of New York                 308               308
                                     -----------------    ----------------
                                     $       3,894         $     908
                                     =================    ================

6. NOTE PAYABLE TO BANK:

     On December 30, 2003, the Green Bus Lines, Inc. and Subsidiary, along with the Triboro Coach Corporation and Subsidiaries, Jamaica Central Railways, Inc. and Subsidiaries, Command Bus Company, Inc., and G.T.J. Company, Inc. and
Subsidiaries (the "Affiliated Group"), replaced its then-existing credit facility with a new facility consisting of mortgages and lines of credit which had an expiration date of June 30, 2004. The facility had been renegotiated over several renewals and was extended to June 30, 2007. In July of 2007, the Affiliated group terminated its relationship with the lender and paid all amounts outstanding under the line of credit. Under the terms of the agreement, the entire group had a $6.5 million facility consisting of a $4 million line of credit, which was secured by approximately $4.5 million of cash and bonds held by the Affiliated Group and a $2.5 million second mortgage secured by a mortgage on property owned by G.T.J. Company, Inc, in New York City. The facility of $6.5 million was being used to finance the working capital needs of the Affiliated Group. The facility bore interest at the prime rate and was adjusted from time to time. The loans were collateralized by all tangible assets of the Affiliated Group.

     As of March 31, 2007 and December 31, 2006, $420,300 and $ 0, respectively, were outstanding under this line of credit. The line bore interest at a fluctuating rate based on the bank's prime rate (8.25% at March 31, 2007).

     The Affiliated Group was required to satisfy certain financial ratios and covenants. Tangible net worth was not to be less than $22,000,000 as of December 31, 2006, the cash flow coverage ratio was not to be less than 1.1 to 1.0, the Leverage Ratio was not to be more than 4.5 to 1.0, and capital expenditures were not to be more than $2,000,000 in any fiscal year.

     The Affiliated Group did not meet certain covenants for these financial statements and requested waivers from the bank for the breach of these covenants. Waivers were received by the Affiliated Group.

     The  outstanding  debt under this line of credit was paid in June 2007 (see
Note 14).

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY:

     Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share, available for issuance. The Company has authorized the issuance of up to 15,564,454 shares of the Company's common stock in connection with the Reorganization and the earnings and profits distribution. The common stock is not convertible or subject to redemption.

     During the quarter ended March 31, 2007, the Company paid dividends to its stockholders totaling $150,000.

     Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8. RELATED PARTY TRANSACTIONS

     Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), which has acted as counsel to the Company for approximately eight years. Fees paid by Green to RMF for the three months ended March 31, 2007 and 2006 were $3,025 and $6,036, respectively. The amount owed to RMF at March 31, 2007 was approximately $130,000. There were no amounts due to RMF at December 31, 2006.

9. INCOME TAXES:

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

     The Company files income tax returns in the U.S. federal jurisdiction and the states of New York, New Jersey, California, Arizona and New York City. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of March 31, 2007.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. INCOME TAXES (Continued):

     Green Bus Lines, Inc., and Subsidiary is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax year ended December 31, 2005. There have been no adjustments proposed in connection with the examination.

     The Company's effective tax rate is 32.3% and 35.6% for the three months ended March 31, 2007 and 2006, respectively. The Company's effective tax rate for the three months ended March 31, 2007 and 2006 differed from the federal statutory rate primarily due to taxes associated with depreciation and amortization expense, deferred rent, and other adjustments.

     In January 2007, the Company recorded a prior period adjustment to reflect an error made in 2006 related to recording a federal and state income tax expense entry. The error had no effect on net income for three months ended March 31, 2007. Had the error not been made, net income for Green would have increased by $600,000 ($159.29 per share) for the year ended December 31, 2006 (see Note 12).

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

     On March 26, 2007, there was a joint special meeting of the stockholders of the Bus Companies. The business considered at the meeting was the merger of:
Green with and into Green Acquisition; Triboro with and into Triboro Acquisition; and Jamaica with and into Jamaica Acquisition. Appraisal rights were perfected by stockholders of the Bus Companies who would have received approximately 366,133 shares of the Company's common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Bus Companies made good faith offers to such stockholders based on the value of the Company's common stock of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the stockholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. Collectively, the Claimants have been paid $1,351,120 pursuant to the Company's good faith offer. The Claimants would have received approximately 241,272 shares of the Company's common stock following the mergers of the Bus Companies. The Company's ultimate liability cannot presently be determined. In addition, two stockholders have been paid an aggregate of $435,457 pursuant to the Company's good faith offer. These stockholders would have received approximately 62,208 shares.

     The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10. COMMITMENTS AND CONTINGENCIES: (Continued)

Environmental Matters

     The Company's real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's engineering report has an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8) was included which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. As of March 31, 2007, the Company has recorded a liability of $1,314,521 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

11. SIGNIFICANT TENANT:

     One tenant, included in the condensed consolidated statement of operations, constituted 100% of rental revenue for the three months ended March 31, 2007 and for the three months ended March 31, 2006.

12. RESTATEMENT AND PRIOR PERIOD ADJUSTMENT:

Restatement

     The Company restated its previously issued consolidated balance sheet, consolidated statement of operations, and cash flows for three months ended March 31, 2006. The restatement relates to the reclassification of certain assets and liabilities from discontinued operations to continuing operations.

     The restatement did not change net income, for any of the periods presented.

     The restatement resulted in the following changes to the Company's statement of operations and cash flows for the three months ended March 31, 2006.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12. RESTATEMENT AND PRIOR PERIOD ADJUSTMENT: (Continued)

                                                        For the Three Months Ended March 31,
                                                                        2006
                                                        --------------------------------------
                                                                   (in thousands)
                                                        --------------------------------------
                                                                     (unaudited)
                                                        --------------------------------------
                                                          As Reported             As Restated
                                                          ------------            ------------
Consolidated Statement of Operations
Income from continuing operations                         $       1,169          $       1,136
Discontinued operations:
   Income from discontinued operation, net of taxes               5,873                  5,906
                                                          ------------            ------------
Net income                                                   $    7,042          $       7,042
                                                          =============           ============


                                                        For the Three Months Ended March 31,
                                                                        2006
                                                        --------------------------------------
                                                                   (in thousands)
                                                          As Reported           As Restated
                                                          ------------            ------------
Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities       $       4,441          $      (6,357)
Net cash provided by investing activities                           345                 11,143
Net cash used in financing activities                               (75)                   (75)

Prior Period Adjustment

     Retained earnings at January 1, 2007 has been adjusted to correct an error made in 2006 related to recording a federal and state income tax expense entry. Had the error not been made, Green's net income for the year ended December 31, 2006 would have increased by approximately $600,000 and $159.29 per share.

13. SEGMENTS:

Segment Information:

     The operating segments reported below are segments of the Company for which separate financial information is available and for which operating results as measured by income from operations are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).

     The Company operates in four reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, Insurance Operations, and Paratransit Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

     Real Estate Operations rents Company owned real estate located in New York.

     Outside Maintenance and Shelter Cleaning Operations provides outside maintenance and cleaning services to outdoor advertising companies in New York, New Jersey, Arizona and California.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13. SEGMENTS: (Continued)

Insurance Operations assumes reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance company based in the United States of America.

     Paratransit   Operations  provide  paratransit  service  in  New  York  for physically and mentally challenged persons who are unable to use standard public transportation.

The summarized segment information (excluding discontinued operations), as of and for the three months ended March 31, 2007 and 2006 are as follow (in thousands):


Three Months Ended
March 31, 2007
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside      Insurance      Paratransit
                               Operations      Maintenance    Operations     Operations        Eliminations      Total
                              ------------------------------------------------------------------------------------------------
Operating revenue and         $         999    $            - $          -  $              -  $             - $           999
subsidies
Operating expenses                      123                 -            -                 -                -             123
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Operating income                        876                 -            -                 -                -             876
Interest income                          99                 -            -                 -                -              99
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income from continuing
operations before income
taxes and equity in earnings            975                 -                                                             975
of affiliated companies
Provision for income taxes             (315)                -            -                 -                -            (315)
Equity in earnings of
affiliated companies, net of
tax                                      60                 -            -                 -                -              60
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income from continuing
operations                    $         720    $            - $          -  $             -   $             - $           720
                               =============    ============== ============  ================  =============== ===============
Total assets                      $ 107,999    $       14,024 $      5,355  $         3,414   $        (3,084)$       127,668
                               =============    ============== ============  ================  =============== ===============
Capital expenditures          $           -    $            - $          -  $             -   $             - $             -
                               =============    ============== ============  ================  =============== ===============
Depreciation and amortization $          66    $            - $          -  $             -   $             - $            66
                               =============    ============== ============  ================  =============== ===============
Three Months Ended
March 31, 2006
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside      Insurance      Paratransit
                               Operations      Maintenance    Operations     Operations        Eliminations      Total
                              ------------------------------------------------------------------------------------------------
Operating revenue and        $          913    $          -   $          -  $              -  $              - $          913
subsidies
Operating expenses                       87               -              -                 -                 -             87
                               -------------    -------------- ------------  ----------------  --------------- ---------------

Income from continuing
operations before income
taxes and equity in earnings
of affiliated companies                 826               -              -                 -                 -            826
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Provision for income taxes             (294)              -              -                 -                 -           (294)
Equity in earnings of
affiliated companies, net of                                                                                              604
tax                                     604
                              --------------   ------------  -------------  ----------------  ----------------  --------------
Income from continuing
operations                    $        1,136    $         -  $           -  $              -  $              -  $       1,136
                              ==============   ============  =============  ================  ================  ==============
Total assets                  $       32,541    $         -  $           -  $              -  $              -  $      32,541
                              ==============   ============  =============  ================  ================  ==============
Capital expenditures          $            -    $         -  $           -  $              -  $              -  $           -
                              ==============   ============  =============  ================  ================  ==============
Depreciation and amortization $           87    $         -  $           -  $              -  $              -  $          87
                              ==============   ============  =============  ================  ================  ==============


                                    GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14.  SUBSEQUENT EVENTS:

ING Financing Agreement:

     On July 2, 2007, the Company entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial $17,000,000 term loan. In addition to the initial term loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest on each loan is 6.59% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed.

     The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the "Depots") owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. $1,000,000 of the loan is secured by a mortgage in the amount of $1,000,000 on the Depots collectively ($250,000 for each Depot).

     In addition to customary non-financial covenants, the Borrowers are obligated to comply with the following financial covenants (1) the Borrowers will not permit the ratio of (a) Consolidated Net Operating Income for any period of four consecutive Fiscal Quarters to (b) Consolidated Debt Service for such period, to be less than 1.3 to 1.0; (2) the Borrowers will not permit the ratio of (a) Consolidated Net Operating Income from Unencumbered Assets for any period of four consecutive Fiscal Quarters to (b) Consolidated Unsecured Debt Service for such period, to be less than 1.3 to 1.0; (3) the Borrowers will not permit the ratio of (a) Consolidated Debt at any time to (b) Total Assets Value at such time, to be greater than 0.6 to 1.0; and (4) the Borrowers will not permit the ratio of (a) Total Unencumbered Assets Value at any time to (b) Consolidated Unsecured Debt at such time, to be less than 1.5 to 1.0.

     As of December 31, 2007, $20,000,000 was outstanding under this line of credit.

                                    GTJ REIT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14. SUBSEQUENT EVENTS: (Continued)

Special Distribution of Earnings and Profits

     On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company's common stock of $6.40 per Company share, payable in $20,000,000 of cash and 3,775,400 of the Company's common stock. For the purposes of the special distribution, the Company's common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately $62,060,000. The holders of the Company's shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the "Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company's shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company's shares they elected, but could be based on a proration of the available cash after all elections (ie: not on a first come-first served basis). The Company calculated the proportion of cash and the Company's shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.

     In October 2007, cash of $20,000,000 and 3,775,400 shares of the Company's common stock were distributed to the Holders. Such cash was borrowed against the line of credit from the Lenders.

Stock Option Plan

     On June 11, 2007, the Board of Directors approved the Company's 2007 Incentive Award Plan (the "Plan"). The effective date of the Plan is June 11, 2007, subject to stockholder approval.

     The Plan will cover directors, officers, key employees and consultants of the Company. The purpose of the Plan is to further the growth, development and financial success of the Company and to obtain and retain the services of the above individuals considered essential to the long range success of the Company.

     The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares.

Real Estate Acquisition

     On February 1, 2008, the Company entered into an agreement to purchase a property located in the Hartford, Connecticut area. In connection with this agreement, the Company has made an initial deposit in the amount of $2,300,000. The purchase price of the property is approximately $23,300,000.

Paratransit Operations

     In February 2008, the Company was notified by the New York City Transit Agency of the Metropolitan Transit Authority (the "Agency") that a Request for Proposal to renew the Company's existing paratransit service contract after September 30, 2008 would not be considered by the Agency. The Paratransit Operations were acquired as part of the Reorganization that occurred on March 29, 2007.

     The Paratransit Operations' revenues and net losses for the year ended December 31, 2006 and for the period January 1, 2007 through March 29, 2007 were as follows (in thousands):

-----------------   ----------------   -------------------
                       Year Ended          January 1,
                      December 31,        2007 through
                         2006            March 29, 2007
-----------------   ----------------   -------------------
Revenues                  $10,176                $2,918
-----------------   ----------------   -------------------
Net loss                  $  (696)               $  (98)
-----------------   ----------------   -------------------

     The Company is in the process of evaluating this decision and its possible effects on its future business plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Results of Operations

          The following results of operations pertain to Green Bus Company, Inc., and Subsidiary and GTJ REIT, Inc. The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in the accompanying condensed consolidated statement of operations of the Company for the three months ended March 31, 2007 as such amounts were not deemed to be material in relation to the Company's consolidated financial statements as a whole.


     Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006


          The following table sets forth results of operations of the Company for the periods indicated (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                        2007            2006
                                                      ---------   --------------
                                                           (in thousands)
Operating revenue and subsidies                       $   999       $     913
                                                      ---------   --------------
Operating expenses:
  General and administrative expenses                      57               -
  Depreciation and amortization                            66              87
                                                      ---------   --------------
   Total operating expenses                               123              87
   Operating income                                       876             826
Interest income                                            99               -
                                                      ---------   --------------
Income from continuing operations before
income taxes, equity in earnings of affiliated
companies                                                 975              826
Provision for income taxes                               (315)            (294)
Equity in earnings of affiliated companies,
net of tax                                                 60              604
                                                      ---------   --------------
  Income from continuing operations                       720            1,136
Discontinued Operation:
  Loss from operations of discontinued
  operations, net of taxes                               (147)            (629)

  Gain on sale of discontinued operation,
  net of taxes                                              -            6,535
                                                      ---------   --------------
  (Loss) income from discontinued operation,
   net of taxes                                           (147)           5,906
                                                      ---------   --------------
Net income                                            $    573       $    7,042
                                                      =========   ==============

     Operating Revenue and Subsidies

     Operating revenue for the three months ended March 31, 2007 and 2006 represents rental income from New York City. Such rental income commenced on January 9, 2006, thereby accounting for the increase of $86 or 9.4% from 2006 to 2007

     General and Administrative Expenses

     General and administrative expenses for the three months ended March 31, 2007 were $57 versus $ 0 for the three months ended March 31, 2006, as general and administrative expenses in 2006 were included in discontinued operations.

     Depreciation and Amortization

     Depreciation and amortization expense was $66 for the three months ended March 31, 2007 versus $87 for the three months ended March 31, 2006, a decrease of $21. Depreciation and amortization expense represents depreciation and amortization on Green's property and equipment.

     Interest Income

     Interest income for the three months ended March 31, 2007 was $99 versus $0 for the three months ended March 31, 2006, as interest income in 2006 was included in discontinued operations.

     Provision for Income Taxes

     The provision for income tax represents federal, state and local taxes on income before income taxes. The provision for income taxes was $315 for an effective rate of 32.3% for the three months ended March 31, 2007 and $294 for an effective rate of 35.6% for the three months ended March 31, 2006.

     Equity in Earnings Of Affiliated Companies, Net of Taxes

     Equity in earnings of affiliated companies, net of tax was $60 for the three months ended March 31, 2007 compared to $604 for the three months ended March 31, 2006. Since the affiliated companies are owned 100% by the Company after the reorganization on March 29, 2007, the results of operations of such former affiliated companies are included in the consolidated results of operations of the Company.

     Loss from Operations of Discontinued Operation, Net of Taxes

     The loss from discontinued operation reflects the operating results of Green's bus operations. The discontinued operation reflected a loss of $147 for the three months ended March 31, 2007 versus a loss of $629 for the three months ended March 31, 2006. The decrease in loss from 2006 to 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income.

     Gain on Sale of Discontinued Operation, Net of Taxes

     The gain on sale of the discontinued operation reflects the gain on the sale of Green's bus operations to New York City in the first quarter of 2006.

     Net Income

     For the three months ended March 31, 2007, the Company had net income of $573 versus net income of $7,042 for the three months ended March 31, 2006. The decrease in net income is primarily attributable to the gain on the sale of Green's bus operations to New York City in the first quarter of 2006.

Liquidity and Capital Resources

     The Company's primary liquidity and capital requirements are to fund working capital for current operations. The Company's liquidity and capital requirements are expected to be primarily met from funds generated from operations and borrowings under its line of credit with ING.

     Net cash used in operating activities was $5,305 for the three months ended March 31, 2007 as compared with $6,357 for the same period last year. For 2007, cash used in operating activities of $5,305 was primarily related to (i) net income from continuing operations of $720, reduced by (ii) a decrease in income taxes payable of $5,073 and (iii) a decrease in due from affiliates of $1,135. For 2006, cash used in operating activities of $6,357 was primarily related to
(i) net income from continuing operations of $1,136, reduced by (ii) net cash used in discontinued operation of $4,991, (iii) a decrease in accounts payable of $2,819, (iv) a decrease in operating subsidies receivable of $1,266, (v) a decrease in other current liabilities of $1,325, (vi) a decrease in deferred leasing commissions of $1,282, increased by (vii) an increase in income taxes payable of $3,467 and (viii) an increase in prepaid expenses and other assets of $1,166.

     Net cash provided by investing activities was $8,670 for the three months ended March 31, 2007 as compared with $11,143 provided for the same period last year. The $8,670 for the three months ended March 31, 2007 relates to cash received as a result of the Reorganization. The $11,143 in cash provided for the three months ended March 31, 2006 relates to cash received from the sale of Green's bus routes to New York City.

     Net cash used by financing activities was $150 for the three months ended March 31, 2007 compared with $75 used in financing activities for the same period last year. The change in cash from the prior period was primarily related to the payment of increased dividends to shareholders of Green's stock in 2007 compared to 2006.

Ongoing cash needs

     GTJ REIT is not presently expected to require cash for its operations. However, GTJ REIT will require cash for paying dividends to its shareholders and paying the costs related to the Reorganization. Income produced by the real properties, coupled with availability under the line of credit, should be sufficient to meet the Company's cash requirements for the next twelve months.

REIT Related Payments

     As a REIT, GTJ REIT will be required to distribute to its stockholders each year an amount equal to at least 90% of its annual net income, exclusive of net capital gains, and may elect to distribute 100% thereof in order to avoid taxation at the corporate level. These distributions are expected to primarily utilize GTJ REIT's rental income.

Special Distribution of Earnings and Profits

     In addition, GTJ REIT will be required to make a one-time distribution of undistributed historical earnings and profits of the Bus Companies. On August 20, 2007, the Board of Directors of GTJ REIT declared a special distribution of accumulated earnings and profits on GTJ REIT's common stock of $6.40 per GTJ REIT share, payable in $20,000,000 of cash and in 3,775,400 shares of GTJ REIT common stock. For the purposes of the special distribution, common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and distributed to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into GTJ REIT. The special distribution aggregated $62,060,000. The holders of GTJ REIT shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the
"Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of GTJ REIT shares and/or cash the Holders wished to receive as their respective portion of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and GTJ REIT shares they elected, but could be based on a pro ration of the available cash after all elections (ie: not on a first come-first served basis). GTJ REIT calculated the proportion of cash and GTJ REIT shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.

     In October 2007, cash of $20,000,000 and shares of 3,775,400 of GTJ REIT stock, valued at approximately $42,000,000, were distributed to the Holders. Such cash was borrowed against the line of credit from the Lenders.

ING Financing Agreement

     On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial $17,000,000 term loan. In addition to the initial term loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest on both loans aggregates to 6.59% per annum. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed.

     The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the "Depots") owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Registrant pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc. (ii) Green Acquisition, Inc. pledged its 100% membership interest in each of (a) 49-19Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Registrant, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Registrant had assigned its interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. $1,000,000 of the loan is secured by a mortgage in the amount of $1,000,000 on the Depots collectively ($250,000 for each Depot).

     In addition to customary non-financial covenants, the Borrowers are obligated to comply with the following financial covenants (1) the Borrowers will not permit the ratio of (a) Consolidated Net Operating Income for any period of four consecutive Fiscal Quarters to (b) Consolidated Debt Service for such period, to be less than 1.3 to 1.0; (2) the Borrowers will not permit the ratio of (a) Consolidated Net Operating Income from Unencumbered Assets for any period of four consecutive Fiscal Quarters to (b) Consolidated Unsecured Debt Service for such period, to be less than 1.3 to 1.0; (3) the Borrowers will not permit the ratio of (a) Consolidated Debt at any time to (b) Total Assets Value at such time, to be greater than 0.6 to 1.0; and (4) the Borrowers will not permit the ratio of (a) Total Unencumbered Assets Value at any time to (b) Consolidated Unsecured Debt at such time, to be less than 1.5 to 1.0.

     As of December 31, 2007, $20,000,000 was outstanding under this line of credit.

Possible acquisitions

     The Board of Directors of GTJ REIT intends to expand its real property holdings. This would be done through cash purchases of properties that the Board of Directors determines to be consistent with the investment policies of GTJ REIT which would be funded from the revolving credit. It is anticipated that once these properties are purchased using the revolving credit, permanent mortgage financing will be placed on the real properties and the revolving credit will be paid down accordingly. It is also possible that GTJ and its subsidiaries will desire to make an acquisition, some of which may need to be funded by GTJ REIT. GTJ REIT would, in that case, and subject to the direction of the Board of Directors, provide such financing, which again is expected to be obtained from the $72,500,000 revolving credit.

Cash payments for financing

     Payment of interest under the $72,500,000 revolving credit, and under permanent mortgages, will consume a portion of the cash flow of GTJ REIT, reducing net income and the resulting distributions to be made to the stockholders of GTJ REIT.

Trend in financial resources

     Other than the revolving credit discussed above under ING Financing Agreement, GTJ REIT can expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on its real properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore not result in a material increase in working capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and changes in the market values of our investments. Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the United States Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

     Investment Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.

     We are exposed to market risk as it relates to changes in the market value of our investments. We have realized gains and losses from the sale of investments.

Item 4. Controls and Procedures

     Disclosure Controls and Procedures. The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were not fully effective. The Registrant has recently begun reporting as a public company and is in the process of obtaining the assistance needed to generate financial statements and reports to be filed with the Securities and Exchange Commission which fully comply as to required contents and which can be provided on a timely basis.

     Internal Control Over Financial Reporting. There have not been any changes in the Registrant's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting, other than the addition of assistance needed to generate financial statements and reports to be filed with the Securities and Exchange Commission which fully comply as to required contents and which can be provided on a timely basis.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of:
Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of the Registrant's common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Registrant made good faith offers to such shareholders based on the value of the Registrant's common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. Collectively, the Claimants have been paid $1,351,120 pursuant to the Registrant's good faith offer. The Claimants would have received approximately 241,272 shares of the Registrant's common stock following the mergers of the Bus Companies. The Registrant's ultimate liability cannot presently be determined. The Registrant is vigorously defending the action.

     In addition, two shareholders have been paid an aggregate of $435,457 pursuant to the Registrant's good faith offer. These shareholders would have received approximately 62,208 shares.

     The Registrant is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Registrant's financial position or results of operations.


ITEM 1A.  Risk Factors

     The following include the material risks known to us at this time, other than those which are generic and applicable to a variety of businesses.

Transaction risks

     In the following section, the Registrant is referred to as the "Company".

     Our company is newly formed which makes our future performance and the performance of your investment difficult to predict.

     Our company was incorporated on June 26, 2006. We have no prior operating history as a REIT. Therefore, our future performance and the performance of your investment can not be predicted at this time.

     Our failure to qualify as a REIT would subject us to corporate income tax, which would materially impact funds available for distribution.

     We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes beginning with the tax year ending December 31, 2007. Qualifying as a REIT will require us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, you should be aware that while we intend to qualify as a REIT, it is not possible at this early stage to assess our ability to satisfy these various tests on a continuing basis. Therefore, we cannot assure you that our company will in fact qualify as a REIT or remain qualified as a REIT.

     If we fail to qualify as a REIT in any year, we would pay federal income tax on our net income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would substantially decrease the amount of cash available to be distributed to our stockholders. In addition, we no longer would be required to distribute substantially all of our taxable income to our stockholders. Unless our failure to qualify as a REIT is excused under relief provisions of the federal income tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

     In addition, even if we qualify as a REIT in any year, we would still be subject to federal taxation on certain types of income. For example, we would be subject to federal income taxation on the net income earned by our "taxable REIT subsidiaries", that is, our corporate subsidiaries with respect to which elections are made to treat the same as separate, taxable subsidiaries, presently including our outdoor maintenance and para transit businesses.

     The distribution of undistributed historical earnings and profits to the Bus Company shareholders, consisting of cash and/or common stock, will be taxable to them as a dividend, resulting in tax liability to such shareholders.

     The earnings and profits distribution is taxable to the Bus Company shareholders as a dividend. The federal tax rate will be 15%, based on present tax law, and the state taxes will vary from state to state. Any shareholder electing cash of less than the tax on the distribution to such shareholder will be required to pay taxes on some or all of such distribution from a source other than the distribution.

     We may have to spinoff our taxable REIT subsidiaries, which would reduce our value.

     On a going forward basis, at least 75% of our assets must be those which may be held by REITs. Our outdoor maintenance and para transit business assets, and any other assets we may add to that group, are not qualified to be held directly by a REIT. Accordingly, we may be required, in the future, to spinoff these businesses in order to protect our status as a REIT. If we do so, we may be distributing a significant portion of our assets, which could materially and adversely affect the value of our common stock. It should be noted, however, that such distribution would be made to the then holders of our common stock.

Real property business risks

     Our real property portfolio is derived from the Bus Companies and we may not grow or diversify our real estate portfolio in the foreseeable future, leaving us vulnerable to New York area problems.

     We own six income producing real properties which are presently owned, collectively, by the Bus Companies. Presently, we are raising no funds. Without a sale of an existing real property, which is not contemplated for at least 10 years, the raising of funds by the sale of debt or equity securities or significant mortgage financing, our real property portfolio will not grow or be diversified.

     We have not determined what other kinds of real property may be the subject of a future investment, which may create uncertainty.

     The formation of the Company and the Reorganization are based on the Bus Companies' real property and outdoor maintenance businesses and a paratransit business. We have formulated no plans with respect to future real property investments. Therefore, we can not predict the future business direction of the Company.

     Adverse financial conditions in New York City will adversely affect all of our initial portfolio of real properties.

     All of our real  property  is  commercial  and is  located  in  Queens  and
Brooklyn, New York and New York City is the sole tenant of four of the properties. The lack of diversity in the properties which we own, and their principal tenant, New York City, should we not diversify after the Reorganization, could increase your risk of owning our shares. We are presently not raising any funds for diversification. Adverse conditions at that limited number of properties or in the location in which the properties exist would have a direct negative impact on your return as a stockholder.

Negative characteristics of real property investments

     Financing of our real property could lead to loss of the same if there is a default.

     The growth and diversification of our real property business is expected to be financed, in substantial part, by mortgage financing. We may borrow sums up to 75% of the value of our real property portfolio. Such loans may result in substantial interest charges which can materially reduce distributions to our stockholders. The documentation related to such loans is expected to contain covenants regulating the manner in which we may conduct our businesses and may restrict us from pursuing opportunities which could be beneficial to our stockholders. In addition, if we are unable to meet our payment or other obligations to our lenders, we risk loss of some or all of our real property portfolio.

     We depend upon our tenants to pay rent, and their inability or refusal to pay rent will substantially reduce our collections and payment of our indebtedness, leading to possible defaults, and reduce cash available for distribution to our stockholders.

     Our real property, particularly those we may purchase after the Reorganization, will be subject to varying degrees of risk that generally arise from such ownership. The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability or unwillingness to do so may be impacted by employment and other constraints on their finances, including debts, purchases and other factors. Additionally, the ability of commercial tenants of commercial properties would depend upon their ability to generate income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants' ability to make lease payments and consequently would substantially reduce both our income from operations and our ability to make distributions to you. These changes include, among others, the following:

   o changes in national, regional or local economic conditions;

   o changes in local market conditions; and

   o changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

     Due to these changes or others, tenants may be unable to make their lease payments. A default by a tenant, the failure of a tenant's guarantor to fulfill its obligations or other premature termination of a lease could, depending upon the size of the leased premises and our ability to successfully find a substitute tenant, have a materially adverse effect on our revenues and the value of our common stock or our cash available for distribution to our stockholders.

     If we are unable to find tenants for our properties, particularly those we may purchase after the Reorganization, or find replacement tenants when leases expire and are not renewed by the tenants, our revenues and cash available for distribution to our stockholders will be substantially reduced.

     Lack of diversification and liquidity of real estate will make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

     Our business will be subject to risks associated with investment primarily in real property. Real property investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We cannot assure you that we will be able to dispose of a property when we want or need to. Consequently, the sale price for any property we may purchase of the Reorganization may not recoup or exceed the amount of our investment.

     Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our real property operations or our ability to recover our investment in one or more properties.

     All of the properties we will initially own are located in the counties of Queens and Brooklyn, New York City. Geographic concentration of properties will expose us to economic downturns in New York City. A recession in this area could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

     Each of the Bus Company real properties has been, and continues to be, used as a bus depot or automobile facility and has certain environmental conditions resulting in continuing exposure to environmental liabilities.

     Generally all the Bus Companies' real property have had activity regarding removal and replacement of underground storage tanks and soil removal. Upon removal of the old tanks, any soil found to be unacceptable was heated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place. Closures of existing New York State Department of Environmental Control spill numbers may be warranted if it can be shown that the remaining degree of impact is non threatening and within acceptable levels. Each of the properties is in a commercial zone and is still used as a transit depot including maintenance of vehicles. We can not assess what further liability may arise from these sites.

     Discovery of previously undetected environmentally hazardous conditions at our real properties would result in additional expenses, resulting in a decrease in our revenues and the return on your shares of common stock.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air.
Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you.

     A number of risks to which our real properties may be exposed may not be covered by insurance, which could result in losses which are uninsured.

     We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes or acts of God, that are either uninsurable or not economically insurable. We may acquire properties that are located in areas where there exists a risk of hurricanes, earthquakes, floods or other acts of God. Generally, we will not obtain insurance for hurricanes, earthquakes, floods or other acts of God unless required by a lender or we determine that such insurance is necessary and may be obtained on a cost-effective basis. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

     You may not receive any distributions from the sale of one of our properties, or receive such distributions in a timely manner, because we may have to provide financing to the purchaser of such property, resulting in an inability or delay of distributions to stockholders.

     If we sell a property or our company, you may experience a delay before receiving your share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, you may experience a delay in the distribution of the proceeds of a sale until such time.

     Our outdoor maintenance businesses and paratransit business depend on large direct or indirect municipal contracts, which are subject to the conduct of customers and municipalities and require substantial capital, which may be difficult to obtain.

     We will  operate  several  outdoor  maintenance  businesses  including  bus shelters, bill boards advertising displays and outdoor construction and maintenance support. Much of this business is related to large customer contracts with municipalities. The loss by customers of one or more of those contracts could have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risk related to additional investment, the capital may have to be funded by borrowing or asset sales in order to have funds available for REIT mandated distributions to our stockholders, increasing the cost of such capital. In addition, our paratransit business depends on the continuance of one major agreement with the Metropolitan Transit Authority.

Risks related to possible conflicts of interest

     Our officers and directors may have other interests which may conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders

     Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide on whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Such determinations may either benefit us or be detrimental to us. Our officers and directors are expected to behave in a fair manner toward us, and we require that potential conflicts be brought to the attention of our board of directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only one officer and director, Paul Cooper, conducts a real property business apart from his activities with us.

Risks related to our common stock

     The absence of a public market for our common stock will make it difficult for you to sell your shares, which may have to be held for an indefinite period.

     Prospective stockholders should understand that our common stock, like that of the Bus Companies, is illiquid, and they must be prepared to hold their shares of common stock for an indefinite length of time. Before this offering, there has been no public market for our common stock, and initially we do not expect a market to develop. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While our board of directors may attempt to cause our common stock to be listed or quoted in the future, there can be no assurance that this event will occur. Accordingly, stockholders will find it difficult to resell their shares of common stock. Thus, our common stock should be considered a long-term investment. In addition, there are restrictions on the transfer of our common stock. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons at all times and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals and certain entities at all times. Our charter provides that no person may own more than 9.9% of the issued and outstanding shares of our common stock. Any attempted ownership of our shares that would result in a violation of one or more of these limits will result in such shares being transferred to an "excess share trust" so that such shares will be disposed of in a manner consistent with the REIT ownership requirements. In addition, any attempted transfer of our shares that would cause us to be beneficially owned by less than 100 persons will be void ab initio (i.e., the attempted transfer will be considered to never have occurred).

     The allocation of our common stock among the Bus Companies' shareholders has been established by appraisals and a fairness opinion, rather than market values, and could be deemed arbitrary.

     We have allocated 10,000,000 shares, the initial amount of our outstanding common stock, among the stockholders of the Bus Companies, as follows: 4,208,800 shares for the Green shareholders, 3,828,700 shares for the Triboro shareholders and 1,962,500 shares for the Jamaica shareholders. These allocations are based on appraisals of the Bus Companies' real property and outdoor maintenance businesses' and a paratransit business's assets and liabilities, and a fairness opinion provided by Ryan Beck & Co., Inc. There is no external reference for the value of the Bus Companies and their holdings based on either a market capitalization basis or a recent sale basis. While we do not consider the allocation arbitrary, it is not referenced to actual trading or sale transactions.

     Our stockholders' interests may be diluted by the proposed earnings and profits distribution, issuances under our Stock Option Plan, and other common stock issuances, which could result in lower returns to our stockholders.

     Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock, or shares of preferred stock on which it can set the terms, and to raise capital through the issuance of options, warrants and other rights, on terms and for consideration as the board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of the stockholders. The board of directors may, in its sole discretion, authorize us to issue common stock or other interests or our securities to persons from whom we purchase real property or other assets, as part or all of the purchase price. The board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of property or services provided, or to be provided, to us.

     We have adopted the 2006 Incentive Stock Option Plan, under which 1,000,000 of common stock is reserved for issuance, and under which we may grant stock options, restricted stock and other performance awards to our officers, employees, consultants and independent directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders' investments.

     In addition, we made available 5,564,454 shares of our common stock as part of the distribution of a sum which approximated $62,000,000 of earnings and profits which was a condition for our obtaining REIT status. Since all of the $20,000,000 of cash was elected, only 3,769,122 of such shares were issued. This issuance was dilutive.

Federal income tax requirements

     The requirement to distribute at least 90% of our net income may require us to incur debt, sell assets or issue additional securities for cash, which would increase the risks associated with investments.

     In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our net income, other than any net capital gains. To the extent that we distribute at least 90% but less than 100% of our net income in a calendar year, we will incur no federal corporate income tax on our distributed net income, but will incur a federal corporate income tax on any undistributed amounts. In addition, we will incur a 4% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal income tax law. We intend to distribute at least 90% of our net income to our stockholders each year so that we will satisfy the distribution requirement and avoid the 4% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. That timing difference could require us to borrow funds or raise additional capital to meet the distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. In case we don't distribute 100% of our net income, we will be subject to taxation at the REIT level on the amount of undistributed net income and to the extent we distribute such amount, you will be subject to taxation on it at the stockholder level.

     The minimum distribution requirements for REIT's may require us to borrow, sell assets or issue additional securities for cash to make required distributions, which would increase the risks associated with your investment in our company.

     Under existing tax law, we would be taxed at the corporate level if, within 10 years of our election to be taxed as a REIT, we sell any real property acquired in the Reorganization in a taxable transaction. For that reason, we presently intend to hold such real property for at least 10 years of our election to be taxed as a REIT. This policy would eliminate a sale as a way to obtain liquidity and would prevent a sale which would otherwise be made to take advantage of favorable market conditions.

     Distributions may include a return of capital, or an amount which would be taxable as a capital gain to the Bus Companies' shareholders.

     Corporation earnings and profits distributions payable to stockholders may include a return of capital, as distinct from a return on capital. To the extent that our distributions exceed our undistributed historical earnings and profits, such amounts will constitute a return of capital for federal income tax purposes, to the extent of a stockholder's basis in his stock, and thereafter will constitute capital gain. GTJ REIT has borrowed monies to make a portion of the $20 million cash payment which is part of the distribution of earnings and profits. In addition, GTJ REIT may be required, in the future to borrow to make all or a portion of the distribution of real property related income required to retain its proposed status as a REIT, or in the alternative, to sell equity securities to obtain funds for such purpose.

Acquisition risks

     Our inability to identify or find funding for acquisitions could prevent us from diversification or growth and could adversely impact the value of your investment in our company.

     We may not be able to identify or obtain financing to acquire additional real properties. If we qualify as a REIT, we will be required to distribute at least 90% of our net income, excluding net capital gains, to our stockholders in each taxable year, and thus our ability to retain internally generated cash is very limited. Also, acquisition capital may be required by our outdoor maintenance and paratransit businesses. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties.

     If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of additional properties. If we place mortgage debt on properties we acquire in the Reorganization, which we plan to do, we will run the risk of being unable to refinance the additional properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income would be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital.

     We plan to incur mortgage and other indebtedness, which could result in material damage to our business if there is a default.

     Significant borrowings by us will increase the risks of owning shares of our company. If there is a shortfall between the cash flow generated by our properties and the cash flow needed to service our indebtedness, then the amount available for distributions to our stockholders will be reduced or eliminated. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

     Additionally, when providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, merge with another company, or discontinue insurance coverage. These or other limitations may limit our flexibility and our ability to achieve our operating plans. In particular, we are currently negotiating and anticipate entering into a revolving line of credit with a bank to use for our future acquisitions, which we anticipate will have significant restrictions and covenants. Our failure to meet such restrictions and covenants could result in an event of default under our line of credit and result in the foreclosure of some or all of our properties.

     Investing in properties through joint ventures creates a risk of loss to us as a result of the possible inaction or misconduct of a joint venture partner.

     Joint venture investments may involve risks not present in an acquisition, including, for example:

       o the risk that our co-venturer or partner in an investment might become bankrupt;

       o the risk that such co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with our business interests or goals; or

       o the risk that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences for our stockholders.

     Actions by such a co-venturer or partner might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution. It also may be difficult for us to sell our interest in any such joint venture or partnership in such property.

Borrowings may increase our business risks

     The $20 million cash distribution, and continuing income distributions will cause us to borrow to meet our working capital requirements, resulting in borrowing costs and risk of defaults.

     We may not be able to fund our working capital needs. If we qualify as a REIT, we will be required to distribute at least 90% of our net income, excluding net capital gains to our stockholders in each taxable year. However, depending on the size of our operations, we will require a minimum amount of capital to fund our daily operations. In addition, we may require working capital for our outdoor maintenance businesses and paratransit business. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of your investment in our company.

     As we incur indebtedness which will be needed for operations, we increase the expenses of our operations, which could result in a decrease in cash available for distribution to our stockholders.

     The risk associated with your ownership of our common stock depends upon, among other factors, the amount of debt we incur. We intend to incur indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90% of our net income, excluding net capital gains, to our stockholders in each taxable year. Borrowing increases our business risks.

     Debt service increases the expense of operations since we will be responsible for retiring the debt and paying the attendant interest, which may result in decreased cash available for distribution to you as a stockholder. In the event the fair market value of our properties were to increase, we could incur more debt without a commensurate increase in cash flow to service the debt. In addition, our directors can change our policy relating to the incurrence of debt at any time without stockholder approval.

     We will incur indebtedness secured by our properties, which may subject our properties to foreclosure in the event of a default.

     Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings to acquire properties would be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. Such taxes would be payable by us if the sale was of Bus Company properties and took place within 10 years after our REIT election. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

     Increases in interest rates, which have been occurring for the past two years, will increase the amount of our debt payments and increased interest payments will adversely affect our ability to make cash distributions to our stockholders.

     A change in economic conditions could result in higher interest rates which could increase debt service requirements on variable rate debt and could reduce the amounts available for distribution to you as a stockholder. A change in economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Our ability to change policies without a stockholder vote

     Our policies, including the limits on debt, may be changed or eliminated by our board of directors at any time without a vote of our stockholders.

     Our policies, including policies intended to protect you as a stockholder and the policies described in this prospectus with respect to acquisitions, financing, limitations on debt and investment limitations, have been determined by our board of directors and can be changed at any time without a vote of our stockholders or notice to you as a stockholder if our board of directors so determines in the exercise of its duties. Therefore, these policies and limitations may not be meaningful to protect your interests as a stockholder.

Possible adverse consequences of limits on ownership and transfer of our shares

     The limitation on ownership of our stock in our charter will prevent you from acquiring more than 9.9% of our common stock and may force you to sell common stock back to us.

     Our charter limits the beneficial and constructive ownership of our capital stock by any single stockholder to 9.9% of the number of outstanding shares of each class or series of our stock including our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits the beneficial or constructive ownership of our capital stock by any stockholder that would result in (1) our capital stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our capital stock, applying broad attribution rules imposed by the federal tax laws, (3) our company otherwise failing to qualify as a REIT for federal tax purposes. In addition, any attempted transfer of our capital stock that would result in GTJ REIT being beneficially owned by less than 100 persons will be void ab initio (i.e., such transfer will be considered to never have happened). If you acquire shares in excess of the ownership limits or in violation of the ownership limitations, we:

      o   will consider the transfer (in whole or part) to be null and void;

      o   will not reflect the transaction on our books;

      o   may institute legal action to enjoin the transaction;

      o will not pay dividends or other distributions to you with respect to those excess shares;

      o   will not recognize your voting rights for those excess shares; and

      o will consider the excess shares held in trust for the benefit of a charitable beneficiary.

     If such shares are transferred to a trust for the benefit of a charitable beneficiary, you will be paid for such excess shares a price per share equal to the lesser of the price you paid or the "market price" of our stock. Unless shares of our common stock are then traded on a national securities exchange or quoted on a national market system, the market price of such shares will be a price determined by our board of directors in good faith. If shares of our common stock are traded on a national securities exchange or quoted on a national market system, the market price will be the average of the last sales prices or the average of the last bid and ask prices for the date of determination.

     If you acquire our common stock in violation of the ownership limits or the restrictions on transfer described above:

      o   you may lose your power to dispose of the stock;

      o you may not recognize profit from the sale of such stock if the "market price" of the stock increases; and

      o you may incur a loss from the sale of such stock if the "market price" decreases.

Anti-takeover provisions related to us

     Our proposed Stockholder Rights Agreement is designed to discourage takeover attempts without approval of our Board of Directors, which could discourage a potential takeover bid and the related payment to our stockholders.

     The Stockholder Rights Agreement we intend to enter into provides that a right is deemed to be issued and outstanding in conjunction with each outstanding share of our common stock. If any person or group, as defined in the agreement, acquires more than 15% of our outstanding common stock without the approval of our board of directors, each holder of a right, other than such 15% or more holders, will be entitled to purchase 1000th of a share of our Series A preferred stock for $50.00 which is convertible into our common stock at one-half of the market value of our common stock, or to purchase, for each right, $50.00 of our common stock at one-half of the market value. The effect of this provision is to materially dilute the holdings of such 15% or more holders and substantially increase the cost of acquiring a controlling interest in us. These types of provisions generally inhibit tender offers or other purchases of a controlling interest in a company such as ours.

     Limitations on share ownership and transfer may deter a sale of our company in which you could profit.

     The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for your common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

     Our  ability  to  issue   preferred  stock  may  include  a  preference  in
     distributions superior to our common stock and also may deter or prevent a sale of our company in which you could otherwise profit.

     Our ability to issue preferred stock and other securities without your approval also could deter or prevent someone from acquiring our company. Our charter authorizes our board of directors to issue up to 10 million shares of preferred stock. Our board of directors may establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock designed to prevent, or with the effect of preventing, someone from acquiring control of our company.

     Maryland anti-takeover statute restrictions may deter others from seeking to acquire our company in a transaction in which you could profit.

     Maryland law contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of our company without approval of our board of directors. Our bylaws exempt our company from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us) and our board of directors has adopted a resolution opting out of the business combination statute (which prohibits a merger or consolidation of us and a 10% stockholder for a period of time) with respect to affiliates of our company. However, if the bylaw provisions exempting our company from the control share acquisition statute or the board resolution opting out of the business combination statute were repealed by the board of directors, in its sole discretion, these provisions of Maryland Law could delay or prevent offers to acquire our company and increase the difficulty of consummating any such offers.

     Because of our staggered board of directors, opposition candidates would have to be elected in two separate years to constitute a majority of the Board of Directors, which may deter a change of control from which stockholders could profit.

     We presently have a seven person board of directors. Each director has or will have a three year term, and only approximately one-third of the directors will stand for election each year. Accordingly, in order to change a majority of our board of directors, a third party would have to wage a successful proxy contest in two successive years, which may deter proxy contests.

     Certain provisions of our charter make stockholder action more difficult, which could deter changes beneficial to our stockholders.

     We have certain provisions in our charter and bylaws that require super-majority voting and regulate the opportunity to nominate directors and to bring proposals to a vote by the stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

                                 GTJ REIT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Item 6.   Exhibits

Exhibit   Description

31.1 Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of Chief Accounting Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GTJ REIT, INC.


Dated: February 6, 2008                              /s/Jerome Cooper
                                                  ------------------------------
                                                  Jerome Cooper
                                                  President and Chief Executive
                                                  Officer and Chairman of the
                                                  Board of Directors



Dated: February 6, 2008                              /s/ Michael I. Kessman
                                                  ------------------------------
                                                  Michael Kessman
                                                  Chief Accounting Officer