Form 10-Q
period 2007-06-30
GTJ REIT, Inc.
filed 2008-03-03
CIK 1368757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     The number of the registrant's common shares outstanding as of February 29, 2008 was 13,472,281.

                         GTJ REIT, INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
                               ENDED JUNE 30, 2007

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION                                               3

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         3

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          33

Item 3 QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK        39

Item 4. CONTROLS AND PROCEDURES                                            39


PART II. OTHER INFORMATION                                                 40

Item 1. LEGAL PROCEEDINGS                                                  40

Item 1A. RISK FACTORS                                                      40

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        51

Item 3. DEFAULTS UPON SENIOR SECURITIES                                    51

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                51

Item 5. OTHER INFORMATION                                                  52

Item 6. EXHIBITS                                                           52


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GTJ REIT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited)
and December 31, 2006 (audited)..........................................    5
Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2007 and 2006 (unaudited)..........................    6
Condensed Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 2007 (unaudited) ..............................    7
Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2007 and 2006 (unaudited).................................    8
Notes to Condensed Consolidated Financial Statements as of
June 30, 2007 (unaudited) ...............................................   10

Basis of Presentation

     The financial information is divided into two sections.  The first section,
Item 1, includes the unaudited condensed consolidated financial statements, including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2007.

     The condensed consolidated balance sheet as of June 30, 2007, the related condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 included in Item 1 have been prepared by GTJ REIT, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2007 and 2006, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto and pro-forma financial information included in the Company's Form 8-K/A filed on November 9, 2007.

                         GTJ REIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                   June 30, 2007          2006
                                                                                  ----------------   ----------------

                                                                                   (unaudited)
                                                                                   (in thousands, except share data)
ASSETS
Real estate at cost:
    Land                                                                                $  85,051           $    434
    Buildings and improvements                                                              7,708              6,591
                                                                                  ----------------   ----------------
                                                                                           92,759              7,025
   Less: accumulated depreciation and amortization                                         (5,640)            (5,476)
                                                                                  ----------------   ----------------
   Net real estate for investment
                                                                                           87,119              1,549
Cash and cash equivalents                                                                  11,431              9,519
Available for sale securities                                                               3,424              1,219
Restricted cash                                                                             3,270                451
Accounts receivable                                                                         8,552                  -
Operating subsidies receivable                                                                350                492
Due from affiliates                                                                             -              5,402
Investments in affiliates                                                                       -              1,971
Other assets, net                                                                           7,248              2,108
Deferred leasing commissions                                                                1,991              1,221
Machinery and equipment, net                                                                1,870                 10
                                                                                  ----------------   ----------------
   Total assets                                                                         $ 125,255          $  23,942
                                                                                  ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                   $   2,581              $  18
Income tax payable                                                                            672              4,840
Due to affiliates                                                                               -              1,183
Unpaid losses and loss adjustment expenses                                                  3,953                  -
Other liabilities, net                                                                      3,965                908
                                                                                  ----------------   ----------------
                                                                                           11,171              6,949
                                                                                  ----------------   ----------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized and none
issued and outstanding                                                                          -                  -
   Common stock, $.0001 par value; 100,000,000 shares authorized and
9,696,520 shares issued and outstanding at June 30, 2007 and common stock, no par value, 4,750 shares authorized and 3,766.50 shares issued and
outstanding at December 31, 2006                                                                1                377
   Additional paid-in capital                                                              94,630                  -
   Retained earnings                                                                       18,988             16,189
   Accumulated other comprehensive income                                                     465                427
                                                                                  ----------------   ----------------
                                                                                          114,084             16,993
                                                                                  ----------------   ----------------
   Total liabilities and stockholders' equity                                           $ 125,255          $  23,942
                                                                                  ================   ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                       Three Months                         Six Months
                                                                           Ended                              Ended
                                                                         June 30,                            June 30,
                                                             ----------------------------------    --------------------------------
                                                                    2007              2006               2007             2006
                                                                    ----              ----               ----             ----
                                                                                                                       (restated)

                                                                          (unaudited)                       (unaudited)

                                                             ----------------------------------------------------------------------
                                                                   $ 14,630              $ 999           $15,629            $1,911
Operating revenue and subsidies                              ---------------   ----------------    --------------   ---------------
Operating expenses:
      General and administrative expenses                             3,459                551             3,517               551
      Equipment maintenance and garage expenses                       1,185                  -             1,185                 -
      Transportation expenses                                         2,340                  -             2,340                 -
      Contract maintenance and station expenses                       3,558                  -             3,558                 -
      Insurance and safety expenses                                     967                  -               967                 -
      Operating and highway taxes                                       582                  -               582                 -
      Other operating expenses                                          260                  -               260                 -
      Depreciation and amortization expense                             153                 57               219               144
                                                             ---------------   ----------------    --------------   ---------------
         Total operating expenses                                    12,504                608            12,628               695
         Operating income                                             2,126                391             3,001             1,216
Other income                                                            202                  -               301                 -
Income from continuing operations before income taxes and
equity in earnings (loss) of affiliated companies                     2,328                391             3,302             1,216
Provision for income taxes                                             (560)              (497)             (875)            ( 791)
Equity in earnings (loss) of affiliated companies, net of
tax                                                                       -              (152)                60               452
                                                             ---------------   ----------------    --------------   ---------------

Income (loss) from continuing operations                              1,768              (258)             2,487               877

Discontinued Operation:
    Income (loss) from operations of discontinued
operation, net of taxes                                                   9             (2,323)             (138)           (2,952)
    Gain on sale of discontinued operation, net of taxes                  -              1,734                 -             8,269
                                                             ---------------   ----------------    --------------   ---------------
    Income (loss) from discontinued operation, net of taxes               9               (589)             (138)             5,317

Net income (loss)                                                  $  1,777             $(847)           $ 2,349            $6,194
                                                             ===============   ================    ==============   ===============
Income per common share--basic and diluted
    Income (loss) from continuing operations                        $  0.18          $ (68.50)           $  0.49          $ 232.84
                                                             ===============   ================    ==============   ===============
    Income (loss) from operations of discontinued                   $  0.00         $ (616.75)         $  (0.03)         $(783.75)
    operation, net of taxes
                                                             ===============   ================    ==============   ===============
    Gain on sale of discontinued operation, net of                     $  -            $460.37              $  -        $ 2,195.41
    taxes
                                                             ===============   ================    ==============   ===============
    Net income (loss)                                               $  0.18         $ (224.88)           $  0.46        $ 1,644.50
                                                             ===============   ================    ==============   ===============
Weighted-average common shares outstanding--basic and
diluted                                                           9,796,568            3,766.5         5,035,844           3,766.5
                                                             ===============   ================    ==============   ===============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                                                        Accumulated
                 Preferred Stock         Common Stock          Additional                 Other           Total
                  Outstanding            Outstanding            Paid-In-    Retained   Comprehensive   Stockholders'
                    Shares      Amount     Shares      Amount    Capital    Earnings      Income          Equity
                  ------------ --------- ------------ -------- ----------- --------- --------------- ------------------
Balance at                  -   $    -     3,766.50     $377     $      -   $ 16,189     $     427       $  16,993
January 1, 2007
Prior period
adjustment                  -        -            -        -            -        600             -             600
                  ------------ --------- ------------ -------- ----------- --------- --------------- ------------------
Balance at
January 1,
2007, as
restated                    -        -     3,766.50      377            -     16,789           427          17,593
Dividends paid,
$39.82 per share
                            -        -            -        -            -      (150)             -           (150)
Shares issued
in connection
with merger                 -        -   10,000,000        1          (1)         -              -               -
Recapitalization
of Company                  -        -   (3,766.50)    (377)       96,417         -              -          96,040
Buy back of
shares due to
appraisal rights            -        -    (303,480)        -      (1,786)         -              -         (1,786)
Comprehensive
income:

Net income                  -        -            -        -           -       2,349             -           2,349
Unrealized gain
on
available-for-sale
securities                  -        -            -        -           -          -             38              38
                                                                                                            ------
Total
comprehensive
income                      -        -            -        -           -          -              -           2,387
                  ------------ --------- ------------ -------- ----------- --------- --------------- ------------------
Balance at June
30, 2007
(unaudited)                 -   $    -     9,696,520      $1    $ 94,630   $ 18,988          $ 465        $114,084
                  ============ ========= ============ ======== =========== ========= =============== ==================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GTJ REIT, INC. AND SUBSIDIARIEIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           2007          2006 (Restated)
                                                                   -----------------    -----------------
     CASH FLOWS FROM OPERATING ACTIVITIES                                       (Unaudited)
     Net income                                                           $   2,349             $  6,194
     (Loss)  income from discontinued operation                               (138)                5,317
                                                                   -----------------    -----------------
     Income from continuing operations                                                               877
                                                                              2,487
     Adjustments to reconcile net income to net cash used in operating activities: Cash provided by (used in) operating activities:
         Provisions for deferred taxes                                           66                  256
         Changes in insurance reserves                                        (388)                    -
         Provisions for injuries and damages claims                               -              (2,470)
         Equity in earnings of affiliated
         companies, net of tax                                                 (60)                (452)
         Depreciation and amortization                                          219                  144
         Other                                                                   37                  (3)
     Changes in operating assets and liabilities:
       Operating subsidies receivable-
         injuries and damages withholding                                    2,834                2,951
       Accounts receivable                                                  (1,983)                    -
        Due from affiliates                                                 (1,535)                (185)
        Prepaid expenses and other assets                                     (372)                1,199
        Prepaid income taxes                                                      -                  104
        Other assets                                                              -                (390)
        Deferred leasing commissions                                             11              (1,251)
        Accounts payable and accrued expenses                                   710              (3,029)
        Income taxes payable                                                (5,219)                3,782
        Other current liabilities                                             (216)               11,665
     Net cash provided by (used in) discontinued operation                      138             (18,686)
                                                                   -----------------    -----------------
     Net cash used in operating activities                                  (3,271)              (5,488)
                                                                   -----------------    -----------------
     Investing activities:
      Cash acquired in merger                                                 8,670                    -
      Purchases of property and equipment                                     (288)                    -
     Purchase of investments                                                  (167)                 (24)
     Proceeds from sale of investments                                          624                    9
     Restricted cash                                                            368                    -
      Proceeds from sale of discontinued operation                                -               11,143
                                                                   -----------------    -----------------
     Net cash provided by  investing activities                               9,207               11,128
                                                                   -----------------    -----------------
     Financing activities:
     Principal repayments on notes payable, bank                            (2,087)                    -
     Buy back of common stock                                               (1,787)                    -
      Dividends paid                                                          (150)                (150)
                                                                   -----------------    -----------------
     Net cash used in financing activities
                                                                            (4,024)                (150)
                                                                   -----------------    -----------------
     Net increase in cash and cash equivalents                                1,912
                                                                                                   5,490

     Cash and cash equivalents at the beginning of period                     9,519                1,010
                                                                   -----------------    -----------------
     Cash and cash equivalents at the end of period                       $  11,431            $   6,500
                                                                   =================    =================

     Supplemental cash flow information:
     Interest paid                                                         $      -            $       -
                                                                   =================    =================
     Cash paid for taxes                                                   $    843            $     217
                                                                   =================    =================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


Supplemental non-cash investing activities- Merger with Triboro

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      2007               2006
                                                                                 ----------------    --------------
Cash and cash equivalents                                                         $    4,559           $
Operating subsidies receivables                                                        1,752                   -
Deferred leasing commissions                                                             782                   -
Other assets, net                                                                      1,512                   -
Securities available for sale                                                          1,362                   -
Property and equipment                                                                39,400                   -
Income tax payable                                                                      (294)                  -
Other liabilities, net                                                                  (629)                  -
Fair value of real property through its ownership interest in GTJ                     15,638                   -
Fair value of operating assets and liabilities through its ownership
interest in GTJ                                                                        2,320                   -
                                                                                 ----------------    --------------
Total purchase price in common stock                                              $   66,402           $       -
                                                                                 ================    ==============

Supplemental non-cash investing activites- Merger with Jamaica

Cash and cash equivalents                                                         $      190           $       -
Operating subsidies receivables                                                          941                   -
Deferred leasing commissions                                                               -                   -
Other assets, net                                                                        964                   -
Securities available for sale                                                            440                   -
Property and equipment                                                                23,100                   -
Income tax payable                                                                      (157)                  -
Other liabilities, net                                                                  (422)                  -
Fair value of real property through its ownership interest in GTJ                      7,819                   -
Fair value of operating assets and liabilities through its ownership
interest in GTJ                                                                        1,160                   -
                                                                                 ----------------    --------------
Total purchase price in common stock                                             $    34,035           $        -
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

     Under the terms of the Agreements, each share of common stock of each Bus Company issued and outstanding shares immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of the Company's common stock:

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

     As  part  of  becoming  a  REIT,   the  Company  is  required,   after  the
Reorganization, to make a distribution of the Bus Companies' historical undistributed earnings and profits, calculated to be an estimated $62,060,000 (See Note 14). The Company will distribute up to $20,000,000 in cash, and also make available for distribution 3,775,400 shares of the Company's common stock, valued at $11.14 per share calculated as follows:


Total Value of the Bus Companies                           $    173,431,797
Assumed E&P--Cash distribution                                   20,000,000
                                                           -----------------

Total value after cash distribution                             153,431,797
Assumed E&P--Stock distribution                                  42,000,000
                                                           -----------------

Total value after stock distribution                       $    111,431,797
                                                           -----------------

Reorganization shares                                            10,000,000
Share Value Post Earnings and Profits                      $          11.14
                                                           -----------------

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

     Each stockholder may elect a combination of cash and stock, or exclusively cash or stock. If more than $20,000,000 of cash is elected in the aggregate cash distributed to each stockholder electing to receive some or all of his or her distribution in cash will be reduced such that the aggregate cash distribution will total $20,000,000, and the balance of the distribution to each such stockholder will be made in the Company's common stock. The Company expects to distribute $20,000,000 in cash and 3,775,399 shares (with an approximate value of $42,060,000). Green's assets at December 31, 2006 total $23.9 million as compared to Triboro's assets of $19.4 million, and Jamaica's assets of $10.2 million, and Green's revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green is deemed to be the accounting acquirer for this transaction and the historical financial statements of the newly formed Company will be those of Green.

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

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values are based on third-party valuation. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $1,630,000 and $1,800,000 for Triboro and Jamaica, respectively, resulting in negative goodwill. The fair value of net assets acquired for the remaining interest in GTJ, not previously owned by Green, exceeded the total consideration for the acquisition by approximately $1,400,000, resulting in negative goodwill. The excess (negative goodwill), aggregating approximately $4,830,000 was allocated on a pro rata basis to long-lived assets.

     The following table summarizes the preliminary allocation of the purchase price in the form of a condensed balance sheet reflecting the estimated fair values, (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities as of the date of acquisition (in thousands):


                                                                   Triboro             Jamaica               Total
Issuance of stock                                         $         66,402    $         34,035   $         100,437
                                                                    ------              ------             -------

Cash and cash equivalents                                            6,126                 974               7,100
Restricted cash                                                      1,275                 637               1,912
Accounts receivable                                                  2,627               1,314               3,941
Operating subsidies receivables                                      1,752                 941               2,693
                                                                       782                                     782
Deferred leasing commissions                                                                 -
Other assets                                                         2,682               1,549               4,231
Securities available for sale                                        1,668                 593               2,261
Real property and equipment                                         55,038              30,919              85,957
Machinery and equipment                                                580                 290                 870
                                                                    ------              ------             -------

Total assets                                              $         72,530    $         37,217   $         109,747
                                                                    ------              ------             -------

Accounts payable and accrued  expenses                                 741                 371               1,112
Line of credit                                                         168                  84                 252
Note payable                                                           666                 333                 999
Income tax payable                                                     294                 157                 451
Deferred tax liability                                                 679                 339               1,018
Unpaid losses and loss adjustment expenses                           1,736                 868               2,605
Other liabilities                                                    1,844               1,030               2,873
                                                                     -----               -----               -----

Total liabilities                                                    6,128               3,182               9,310
                                                                     -----               -----               -----

Fair value of net assets acquired                         $         66,402    $         34,035   $         100,437
                                                                    ======              ======             =======


                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company's results for the three and six months ended June 30, 2007 in the accompanying condensed consolidated statements of operations as the results were deemed to be immaterial.

     Unaudited Pro-Forma Financial Information

     The following presents the unaudited pro-forma combined results of operations of the Company with Green, Jamaica, Triboro and GTJ included for the periods preceding the merger on March 29, 2007 (in thousands, except per share data).


                                                                       For the Three Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                            2007             2006
                                                                       --------------------------

Revenues                                                               $      14,630    $  10,382
                                                                       =============    =========
Income (loss) from continuing operations                               $       1,768    $   (501)
                                                                       =============    =========
Net income (loss) (1)                                                  $       1,777    $ (1,261)
                                                                       =============    =========
Pro-forma basic and diluted
   net income (loss) per common share                                  $        0.18    $  (0.13)
                                                                       =============    =========
Pro-forma weighted average
   common shares outstanding
   - basic and diluted                                                    10,000,000  10,000,000
                                                                       =============  ==========

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                            2007             2006
                                                                       --------------------------
Revenues                                                               $      26,639    $  19,416
                                                                       =============    =========

Income from continuing operations                                      $       3,470    $   1,020
                                                                       =============    =========

Net income (2)                                                         $       3,203    $  14,664
                                                                       =============    =========
Pro-forma basic and diluted
  net income (loss) per common share                                   $        0.32         1.47
                                                                       =============    =========

Pro-forma weighted average
   common shares outstanding
   - basic and diluted                                                    10,000,000   10,000,000
                                                                       =============   ==========


(1) Net income (loss) for the three months ended June 30, 2006 includes a loss from discontinued operation, net of taxes of $2,323 and a gain on sale of discontinued of operation, net of taxes of $1,734 resulting in a loss from discontinued operation, net of taxes of $589.

(2) Net income for the six months ended June 30, 2006 includes a loss from discontinued operation, net of taxes of $5,608 and a gain on sale of discontinued operation, net of taxes of $19,252 resulting in income from discontinued operation, net of taxes of $13,644.

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

     The Company became a REIT on July 1, 2007. In order to remain a REIT, the Company will be required to distribute dividends to its stockholders each year an amount equal to at least 90% of its annual net income, exclusive of net capital gains, if any.


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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the March 29, 2007 Form 8K/A filed on November 9, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company's audited financial statements for the year ended December 31, 2006, but does not include all disclosures required by GAAP.
However, the Company believes the disclosures are adequate to make the information presented not misleading.

     Use of Estimates:

     The  preparation  of  condensed   consolidated   financial   statements  in
conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, income taxes and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates. Significant estimates include environmental matters and insurance liabilities.

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

     o Paratransit Operations provides paratransit service in New York for physically and mentally challenged persons who are unable to use standard public transportation (See Note 14).

     Revenue Recognition--Real Estate Operations:

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended, referred to herein as SFAS No. 13. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $1,869,000 at June 30, 2007.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Revenue Recognition--Outside Maintenance and Shelter Cleaning Operations:

     Cleaning and maintenance revenue is recognized upon completion of the related service.

     Revenue Recognition--Insurance Operations:

     Premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

     Revenue Recognition--Paratransit Operations:

     Paratransit   revenue  is  recognized   upon   completion  of  the  related
transportation service.

     Earnings (Loss) Per Share Information:

     In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common stock equivalents for any of the periods presented in the Company's condensed consolidated statements of operations

     The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

                                                                           Three Months Ended
                                                                           ------------------

                                                                          June 30,         June 30,
                                                                            2007             2006
                                                                        ------------    --------------
  Numerator:                                                                      (unaudited)

  Net income (loss)                                                       $    1,777      $       (847)
  Denominator:                                                         =============    ==============
  Weighted average common shares outstanding-basic and diluted
  Basic and Diluted Per Share Information:                                 9,796,568            3,766.5
                                                                       =============    ==============
 Net income (loss) per share--basic and diluted                           $     0.18      $    (224.88)
                                                                       =============    ==============

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


                                                                        Six Months Ended
                                                                        ----------------
                                                                                     June 30,
                                                                   June 30,            2006
                                                                     2007           (Restated)
                                                                ---------------  ---------------
  Numerator:                                                               (unaudited )
  Net income                                                      $    2,349         $    6,194
  Denominator:                                                  =============    ==============
  Weighted average common shares outstanding-basic                 5,035,844           3,766.50
  AND diluted                                                   =============    ==============
  Basic and Diluted Per Share Information:
  Net income per share--basic and diluted                            $  0.46         $ 1,644.50
                                                                =============    ==============

Impairment of Long-Lived Assets:

     The Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying values. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

Cash and Cash Equivalents:

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less at the date of purchase to be cash equivalents.

     Restricted cash represents certain certificates of deposit amounting to approximately $451,000 at June 30, 2007 and December 31, 2006, that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements.

     In addition, at June 30, 2007, AIG held $2,818,748 on behalf of the Company that was restricted by AIG for the purpose of the payment of insured losses.

Accounts Receivable:

     Accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts. The Company has a contract with the City of New York which requires retainage in the amount of $513,227 and $387,288 as of June 30, 2007 and December 31, 2006,
respectively. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:


                                         Useful lives
                                        ---------------
         Buildings and improvements      10 - 25 years
         Equipment                        8 - 25 years

     The Company recorded depreciation expense of $153 and $57 related to these assets for the three months ended June 30, 2007 and 2006, respectively and $219 and $144 for the six months ended June 30, 2007 and 2006, respectively (See Notes 6 and 14).

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

Insurance Liabilities:

     The liability for losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on the advice of an independent attorney, while the liability for adverse claims development is based on the director's best estimates. Such liabilities are necessarily based on estimates and, while the directors believe that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could be material to the financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually renewed, and any adjustments are reported in current earnings.

Recently Issued Accounting Pronouncements:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". This statement defines fair value, establishes a fair value hierarchy to be used in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). This statement will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests for all periods presented. The Company is currently evaluating the effect of this statement.


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

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   DISCONTINUED OPERATION (Continued):

     The following table sets forth the detail of Green's income (loss) from discontinued operations for the three and six months ended June 30, 2006 (in thousands):

                                                                 Bus Operations
                                                                 --------------
  For the three months ended June 30, 2006 (Restated):

  Revenues from discontinued operation                           $            -
                                                                 ==============

  Loss from operations of discontinued operation                 $     ( 2,649)
  Benefit from  income taxes                                                326
                                                                 --------------

  Loss from discontinued operation, net of taxes                 $      (2,323)
                                                                 ==============

  Gain on sale of discontinued operation                         $        1,734
  Provision for income taxes                                                  -
                                                                 --------------
  Gain on sale of discontinued operation, net of taxes           $        1,734
                                                                 ==============


  For the six months ended June 30, 2006 (Restated):
  Revenues from discontinued operation                           $        3,864
                                                                 ==============

  Loss from operations of discontinued operation                 $      (2,577)
  Provision for income taxes                                              (375)
                                                                 --------------

  Loss from discontinued operation, net of taxes                 $      (2,952)
                                                                 ==============

  Gain on sale of discontinued operation                         $       11,723
  Provision for income taxes                                             (3,454)
                                                                 --------------
 Gain on sale of discontinued operation, net of taxes            $        8,269
                                                                 ==============

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   DISCONTINUED OPERATION (Continued):

     Net cash provided by discontinued operation was $138 for the six months ended June 30, 2007 and net cash used in discontinued operation was $18,686 for the six months ended June 30, 2006 (Restated).

3.   OTHER ASSETS, NET:

Other assets, net, consist of the following (in thousands):



                                                                   June 30, 2007             December 31, 2006
                                                                -----------------------  ------------------------
                                                                      (unaudited)
Other receivables                                               $                   33   $                    31
Deferred acquisition costs                                                           -                       958
Discontinued operations                                                            985                         -
Prepaid expenses                                                                 1,138                        18
Prepaid income taxes                                                             2,239                         -
Rental income in excess of amount billed                                         1,869                       581
Other assets                                                                       984                       520
                                                                -----------------------  ------------------------
                                                                $                7,248   $                 2,108
                                                                =======================  ========================

4.   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses at June 30, 2007 have been reflected in connection with the merger transaction (See Note 1) and is summarized as follows (in thousands):


                               June 30, 2007           December 31, 2006
                           ------------------        ----------------------
                                (unaudited)
Reported claims                                            $ -
                           $          3,149
Provision for incurred
but not reported claims

                                        804                  -
                           ----------------------- -----------------------
                           $          3,953                $ -
                           ======================= =======================

     Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $3,953 at June 30, 2007. An actuarial study was independently completed which estimated that at June 30, 2007, the total outstanding losses at an expected level, are between $3,893 and $4,660. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   OTHER LIABILITIES, NET:

Other liabilities consist of the following (in thousands):





                                                    June 30, 2007             December 31, 2006
                                                 -----------------------  ------------------------
                                                      (unaudited)
Accrued professional fees                        $                  304   $                   164
Discontinued operations                                             952                         -
Other                                                               960                         -
Accrued wages                                                       298                         -
Deposit liability                                                   197                         -
Accrued environmental costs                                       1,254                       436
Amount due to City of New York                                        -                       308
                                                 -----------------------  ------------------------
                                                 $                3,965   $                   908
                                                 =======================  ========================

6.   NOTE PAYABLE TO BANK:

     On December 30, 2003, the Green Bus Lines, Inc. and Subsidiary, along with the Triboro Coach Corporation and Subsidiaries, Jamaica Central Railways, Inc. and Subsidiaries, Command Bus Company, Inc., and G.T.J. Company, Inc. and
Subsidiaries (the "Affiliated Group"), replaced its then-existing credit facility with a new facility consisting of mortgages and lines of credit which had an expiration date of June 30, 2004. The facility had been renegotiated over several renewals and was extended to June 30, 2007. In July of 2007, the Affiliated Group terminated its relationship with the lender and paid all amounts outstanding under the line of credit. Under the terms of the agreement, the entire group had a $6.5 million facility consisting of a $4 million line of credit, which was secured by approximately $4.5 million of cash and bonds held by the Affiliated Group and a $2.5 million second mortgage secured by a mortgage on property owned by G.T.J. Company, Inc., in New York City. The facility of $6.5 million was being used to finance the working capital needs of the Affiliated Group. The facility bore interest at the prime rate and was adjusted from time to time. The loans were collateralized by all tangible assets of the Affiliated Group.

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

     During the quarter ended March 31, 2007, Green paid dividends to its stockholders totaling $150,000.

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8.   RELATED PARTY TRANSACTIONS

     Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), which has acted as counsel to the Company for approximately eight years. Fees paid by Green to RMF for the three and six months ended June 30, 2007 and 2006 were $362,616, $3,564, $366,241 and $6,327, respectively.

9.   INCOME TAXES:

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. INCOME TAXES (Continued):

     Green Bus Lines, Inc., and Subsidiary files income tax returns in the U.S. federal jurisdiction and the states of New York, New Jersey, California and Arizona and New York City. The Company is subject to U.S. federal or state and local income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of June 30, 2007.

     Green Bus Lines, Inc. and Subsidiary is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax year ended December 31, 2005. There have been no adjustments proposed in connection with the examination.

     The Company's effective tax rate is 26.5% and 65.1% for the six months ended June 30, 2007 and 2006, respectively. The Company's effective tax rate for the six months ended June 30, 2007 and 2006 differed from the federal statutory rate primarily due to the utilization of a federal net operating loss carryforward for financial reporting purposes aggregating approximately $1.3 million during the six months ended June 30, 2007 and to taxes associated with depreciation and amortization expense, deferred rent, and other adjustments.

     In January 2007, the Company recorded a prior period adjustment to reflect an error made in 2006 related to recording a federal and state income tax expense entry. The error had no effect on net income for six months ended June 30, 2007. Had the error not been made, net income for Green would have increased by $600,000 ($159.29 per share) for the year ended December 31, 2006 (See Note
12).

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

10. COMMITMENTS AND CONTINGENCIES (Continued):

     The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

Environmental Matters

     The Company's real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's engineering report has an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8) was included which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. As of June 30, 2007, the Company has recorded a liability of $1,254,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

11. SIGNIFICANT TENANT:

     One tenant, included in the condensed consolidated statement of operations, constituted 100% of rental revenue for the three and six months ended June, 30, 2007 and for the three and six months ended June 30, 2006.

12. RESTATEMENT AND PRIOR PERIOD ADJUSTMENT:

Restatement

     The Company restated its previously issued consolidated balance sheet, consolidated statement of operations and cash flows for six months ended June 30, 2006. The restatement relates to the reclassification of certain assets and liabilities from discontinued operations to continuing operations.

     The restatement did not change net income, for any of the periods presented.

     The restatement resulted in the following changes to the Company's statement of operations and cash flows for the six months ended June 30, 2006.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12. RESTATEMENT AND PRIOR PERIOD ADJUSTMENT: (Continued)

                                                         For the Six Months Ended June 30, 2006
                                                                     (in thousands)
                                                                       (unaudited)
                                                        ----------------------------------------
                                                            As Reported           As Restated
                                                        -----------------       ----------------
Consolidated Statement of Operations
Income from continuing operations                           $         913          $         877
Discontinued operations:
   Income from discontinued operation, net of taxes                 5,281                  5,317
                                                        -----------------       ----------------
Net income                                                  $       6,194          $       6,194
                                                        =================       ================


                                                         For the Six Months Ended June 30, 2006
                                                                     (in thousands)
                                                                       (unaudited)
                                                        ----------------------------------------
                                                            As Reported           As Restated
                                                        -----------------       ----------------
Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities         $      (5,830)         $     (5,488)
Net cash provided by investing activities                          11,470                11,128
Net cash (used in) financing activities                              (150)                 (150)

Prior Period Adjustment

     Retained earnings at January 1, 2007 has been adjusted to correct an error made in 2006 related to recording a federal and state income tax expense entry. Had the error not been made, Green's net income for the year ended December 31, 2006 would have increased by approximately $600,000 and $159.29 per share.

13. SEGMENTS:

Segment Information:

     The operating segments reported below are segments of the Company for which separate financial information is available and for which operating results as measured by income from operations are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (See Note 1).

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

13. SEGMENTS (Continued):

     Insurance Operations assumes reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance company based in the United States of America.

     Paratransit   Operations  provide  paratransit  service  in  New  York  for physically and mentally challenged persons who are unable to use standard public transportation (See Note 14).

     The summarized segment information (excluding discontinued operations), as of and for the three months and six months ended June 30, 2007 and 2006 are as follows (in thousands):


Three Months Ended June 30,
2007
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations        Eliminations         Total
                              ------------------------------------------------------------------------------------------------
Operating revenue and          $      3,014     $       9,394  $         -    $        3,125   $        (903)   $       14,630
subsidies
Operating expenses                    2,412             7,288           30             3,367            (593)           12,504
                               -------------    -------------- ------------   ---------------  ---------------  ---------------
Operating income                        602             2,106          (30)            (242)            (310)            2,126
Other income (expense)                   52             (174)           17               (4)              311              202
                               -------------    -------------- ------------   ---------------  ---------------  ---------------
Income from continuing
operations before income                654             1,932         (13)             (246)                1            2,328
taxes
Provision for income taxes            (507)              (53)            -                 -                -            (560)
                               -------------    -------------- ------------   ---------------  ---------------  ---------------
Income (loss)  from
continuing operations          $        147     $       1,879          (13)   $        (246)   $            1   $       1,768
                               =============    ============== ============   ===============  ===============  ===============
Total assets                   $    140,627     $      11,656  $     4,990    $       3,140    $      (35,158)  $     125,255
                               =============    ============== ============   ===============  ===============  ===============
Capital expenditures           $          -     $         288  $         -    $           -    $             -  $         288
                               =============    ============== ============   ===============  ===============  ===============
Depreciation and amortization  $         65     $          88  $         -    $           -    $             -  $         153
                               =============    ============== ============   ===============  ===============  ===============


Three Months Ended June 30,
2006
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations        Eliminations         Total
                              ------------------------------------------------------------------------------------------------
Operating revenue and
subsidies                     $         999     $           -  $         -    $            -   $            - $          999
Operating expenses                      608                 -            -                 -                -            608
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Operating income                        391                 -            -                 -                -            391

Income from continuing
operations before income
taxes and equity in earnings
(loss) of affiliated companies          391                 -            -                 -                -
                                                                                                                         391
Provision for income taxes            (497)                 -            -                 -                -           (497)
Equity in earnings  (loss) of
affiliated companies, net of
tax                                   (152)                 -            -                 -                -           (152)
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income (loss) from continuing
operations                     $      (258)     $           -  $         -   $             -   $            -  $        (258)
                               =============    ============== ============  ================  =============== ===============
Total assets                   $    27,829      $           -  $         -   $             -   $            -  $      27,829
                               =============    ============== ============  ================  =============== ===============

Capital expenditures           $         -      $           -  $         -   $             -   $            -  $           -
                               =============    ============== ============  ================  =============== ===============
Depreciation and amortization  $        57      $           -  $         -   $             -   $            -  $          57
                               =============    ============== ============  ================  =============== ===============

                           GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13. SEGMENTS (Continued):


Six Months Ended June 30,
2007
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations        Eliminations         Total
                              ------------------------------------------------------------------------------------------------
Operating revenue and         $       4,012    $        9,395  $         -  $          3,125  $         (903) $        15,629
subsidies
Operating expenses                    2,535             7,289           30             3,367            (593)          12,628
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Operating Income                      1,477             2,106         (30)             (242)            (310)           3,001
Other income (expense)                  151             (174)           17               (4)              311             301
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income (loss) from continuing
operations before income
taxes and equity in earnings
of affiliated companies               1,628             1,932         (13)             (246)                1           3,302

Provision for income taxes            (822)              (53)            -                 -                -           (875)
Equity in earnings of
affiliated companies, net of
tax                                      60                 -            -                 -                -              60
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income (loss)  from
continuing operations          $        866     $       1,879  $     (13)     $         (246)  $            1          $2,487
                               =============    ============== ============  ================  =============== ===============
Capital expenditures           $          -     $         288  $       -      $            -   $            -  $          288
                               =============    ============== ============  ================  =============== ===============
Depreciation and amortization  $        131     $          88  $       -      $            -   $            -  $          219
                               =============    ============== ============  ================  =============== ===============


Six Months Ended June 30,
2006
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations        Eliminations         Total
                              ------------------------------------------------------------------------------------------------
Operating revenue and         $       1,911    $            - $          -  $              -  $             - $         1,911
subsidies
Operating expenses                      695                 -            -                 -                -             695
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income from continuing
operations before income
taxes and equity in earnings          1,216                 -            -                 -                -           1,216
of affiliated companies

Provision for income taxes            (791)                 -            -                 -                -           (791)

Equity in earnings of
affiliated companies, net of
tax                                     452                 -            -                 -                -             452
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income from continuing
operations                             $877     $           -  $         -   $             -   $            -  $          877
                               =============    ============== ============  ================  =============== ===============
Total assets                   $     27,829     $           -  $         -   $             -   $            -  $       27,829
                               =============    ============== ============  ================  =============== ===============
Capital expenditures           $          -     $           -  $         -   $             -   $            -  $            -
                               =============    ============== ============  ================  =============== ===============
Depreciation and amortization  $        144     $           -  $         -   $             -   $            -  $          144
                               =============    ============== ============  ================  =============== ===============

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

     In addition to customary non-financial covenants, the Borrowers are obligated to comply with the following financial covenants (1) the Borrowers will not permit the ratio of (a) Consolidated Net Operating Income for any period of four consecutive Fiscal Quarters to (b) Consolidated Debt Service for such period, to be less than 1.3 to 1.0; (2) the Borrowers will not permit the ratio of (a) Consolidated Net Operating Income from Unencumbered Assets for any period of four consecutive Fiscal Quarters to (b) Consolidated Unsecured Debt Service for such period, to be less than 1.3 to 1.0; (3) the Borrowers will not permit the ratio of (a) Consolidated Debt at any time to (b) Total Assets Value at such time, to be greater than 0.6 to 1.0; and (4) the Borrowers will not permit the ratio of a) Total Unencumbered Assets Value at any time to (b) Consolidated Unsecured Debt at such time, to be less than 1.5 to 1.0.

     As of January 31, 2008, $22,300,000 was outstanding under this line of credit.

Special Distribution of Earnings and Profits

     On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company's common stock of $6.40 per Company share, payable in $20,000,000 of cash and 3,775,400 of the Company's common stock. For the purposes of the special distribution, the Company's common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14. SUBSEQUENT EVENTS (Continued):

Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62,060,000. The holders of the Company's shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the "Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company's shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company's shares they elected, but could be based on a proration of the available cash after all elections (i.e.: not on a first come-first served basis). The Company calculated the proportion of cash and the Company's shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.

     In October 2007, cash of $20,000,000 and 3,775,400 shares of the Company's common stock were distributed to the Holders. Such cash was borrowed against the line of credit from the Lenders.

Stock Option Plan

     On June 11, 2007, the Board of Directors approved the Company's 2007 Incentive Award Plan (the "Plan"). The effective date of the Plan is June 11, 2007, subject to stockholder approval. The stockholders of the Company approved the Plan on February 7, 2008.

     The Plan will cover directors, officers, key employees and consultants of the Company. The purpose of the Plan is to further the growth, development and financial success of the Company and to obtain and retain the services of the above individuals considered essential to the long term success of the Company.

     The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000.

Election of REIT Status

     Effective July 1, 2007, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.

Real Estate Acquisition

     On February 1, 2008, the Company entered into an agreement to purchase a property located in the Hartford, Connecticut area. In connection with this agreement, the Company has made an initial deposit in the amount of $2,300,000. The purchase price of the property is approximately $23,300,000. Closing is expected to take place in March 2008.

Paratransit Operations

     In February 2008, the Company was notified by the New York City Transit Agency of the Metropolitan Transit Authority (the "Agency") that a Request for Proposal to renew the Company's existing paratransit service contract after September 30, 2008 would not be considered by the Agency. The Company is determining what action it should take in response to such notification. The Paratransit Operations were acquired as part of the Reorganization that occurred on March 29, 2007.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14. SUBSEQUENT EVENTS (Continued):

     The Paratransit Operations' revenues and net losses for the year ended December 31, 2006 and for the period January 1, 2007 through June 30, 2007 were as follows (in thousands):

                       Year Ended December      January 1, 2007 through
                             31, 2006                June 30, 2007
                       -------------------      -----------------------

                                                      (unaudited)

Revenues                     $10,176                    $6,042
                       ===================      =======================
Net loss                     $ (696)                    $(344)
                       ===================      =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Results of Operations


     The following results of operations pertain solely to Green Bus Company, Inc., and Subsidiary for the three and six months ended June 30, 2006 and the period January 1, 2007 to March 31, 2007 and GTJ REIT, Inc. for the three and six months ended June 30, 2007. The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in the accompanying condensed consolidated statement of operations of the Company for the six months ended March 31, 2007 as such amounts were not deemed to be material in relation to the Company's condensed consolidated financial statements as a whole.


     Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006


     The following table sets forth results of operations of the Company for the periods indicated (in thousands):

                                                                             Three Months
                                                                                 Ended
                                                                               June 30,
                                                                    -----------------------------
                                                                       2007           2006
                                                                    -------------    ------------

                                                                             (unaudited)

Operating revenue and subsidies                                         $ 14,630           $ 999
                                                                    -------------    ------------
Operating expenses:
      General and administrative expenses                                  3,459             551
      Equipment maintenance and garage expenses                            1,185               -
      Transportation expenses                                              2,340               -
      Contract maintenance and station expenses                            3,558               -
      Insurance and safety expenses                                          967               -
     Operating and highway taxes                                             582               -
     Other operating expenses                                                260               -
      Depreciation and amortization expense                                  153              57
                                                                    -------------    ------------
         Total operating expenses                                         12,504             608
         Operating income                                                  2,126             391
Other income                                                                 202               -
Income from continuing operations before income taxes and equity    -------------    ------------
in earnings (loss) of affiliated companies                                 2,328             391

Provision for income taxes                                                  (560)           (497)
Equity in earnings (loss) of affiliated companies, net of tax                  -            (152)
                                                                    -------------    ------------
Net income (loss) from continuing operations                               1,768            (258)

Discontinued Operation:
    Income (loss) from operations of discontinued operation, net
of taxes                                                                       9          (2,323)
    Gain on sale of discontinued operation, net of taxes                       -           1,734
                                                                    -------------    ------------
    Income (loss) from discontinued operation, net of taxes                    9            (589)

Net income (loss)                                                       $  1,777          $ (847)
                                                                    =============    ============

     Operating Revenue and Subsidies


     Operating revenue and subsidies for the three months ended June 30, 2007, primarily represent revenue from the following segments: Real Estate Operations $3,014,000, Outside Maintenance Operations $9,394,000 and Paratransit Operations $3,125,000 reduced by intercompany revenues of $903,000. Operating revenue and subsidies for the three months ended June 30, 2006 represented revenue only from Green which had rental operations revenue of $999,000.


     Operating Expenses


     Operating expenses for the three months ended June 30, 2007 were $12,504,000 versus $608,000 for the three months ended March 31, 2006. Operating expenses for 2007 included expenses for the newly merged company, whereas operating expenses for 2006 only included the expenses of Green.


     Other Income (Expense)


     Other income (expense) for the three months ended June 30, 2007 was income of $202,000 versus $0 for the three months ended June 30, 2006, as other income (expenses) for the three months ended June 30, 2006 aggregated an expense of $938,000 which was included in discontinued operations.


     Provision for Income Taxes


     The provision for income taxes represents federal, state and local taxes on income before income taxes. The provision for income taxes was $560,000 for an effective tax rate of 24.1% for the three months ended June 30, 2007 and $497,000 for an effective tax rate of 127.1% for the three months ended June 30, 2006.


     Equity in Earnings (loss) Of Affiliated Companies, Net of Tax


     Equity in earnings (loss) of affiliated companies, net of tax was $ 0 for the three months ended March 31, 2007 compared to a loss $152,000 for the three months ended March 31, 2006. Since the affiliated companies are owned 100% by the Company after the reorganization on March 29, 2007, the results of operations of such former affiliated companies are included in the condensed consolidated results of operations of the Company.


     Income (Loss) from Operations of Discontinued Operation, Net of Taxes


     Income (loss) from operations of discontinued operation, net of taxes reflects the operating results of Green's bus operations. The discontinued operation reflected income of $9,000 for the three months ended June 30, 2007 versus a loss of $2,323,000 for the three months ended June 30, 2006. The 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income.


     Gain on Sale of Discontinued Operation, Net of Taxes


     The gain on sale of the discontinued operation reflects the gain on the sale of Green's bus operations to New York City in the first quarter of 2006.


     Net Income (Loss)


     For the three months ended June 30, 2007, the Company had net income of $1,777,000 versus a net loss of $847,000 for the three months ended June 30, 2006. Net income for 2007 is from continuing operations. The net loss for 2006 is attributable to the loss from continuing operations of $258,000 and the loss from discontinued operations of $589.000.

     Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

                                                                                    Six Months
                                                                                       Ended
                                                                                      June 30,
                                                                     ------------------------------------------
                                                                           2007                   2006
                                                                     -----------------    ---------------------
                                                                                               (restated)
                                                                                    (unaudited)

Operating revenue and subsidies                                               $15,629                   $1,911
                                                                     -----------------    ---------------------
Operating expenses:
      General and administrative expenses                                       3,517                      551
      Equipment maintenance and garage expenses                                 1,185                        -
      Transportation expenses                                                   2,340                        -
      Contract maintenance and station expenses                                 3,558                        -
      Insurance and safety expenses                                               967                        -
     Operating and highway taxes                                                  582                        -
     Other operating expenses                                                     260                        -
      Depreciation and amortization expense                                       219                      144
                                                                     -----------------    ---------------------
         Total operating expenses                                              12,628                      695
         Operating income                                                       3,001                    1,216
Other income                                                                      301                        -
Income from continuing operations before income taxes and equity     -----------------    ---------------------
in earnings (loss) of affiliated companies                                      3,302                    1,216
Provision for income taxes                                                       (875)                   ( 791)
Equity in earnings of affiliated companies, net of tax                             60                      452
                                                                     -----------------    ---------------------
Net income from continuing operations                                           2,487                      877

Discontinued Operation:

    Loss from operations of discontinued operation, net of taxes                 (138)                  (2,952)
    Gain on sale of discontinued operation, net of taxes                            -                    8,269
                                                                     -----------------    ---------------------
    (Loss) income from operations of discontinued operation, net                (138)                    5,317
of taxes

Net Income                                                                    $ 2,349                   $6,194
                                                                     =================    =====================

     The following table sets forth results of operations of the Company for the periods indicated (in thousands):


     Operating Revenue and Subsidies


     Operating revenue and subsidies for the six months ended June 30, 2007 primarily represent revenue from the following segments: Real Estate Operations $4,012,000, Outdoor Maintenance $9,395,000 and Paratransit Operations $3,125,000, reduced by intercompany revenues of $903,000. Operating revenue and subsidies for the six months ended June 30, 2006 represented revenue only from Green which had rental operations revenue of $1,911,000.


     Operating Expenses


     Operating expenses for the six months ended June 30, 2007 were $12,628,000 versus $695, 000 for the six months ended June 30, 2006. Operating expenses for 2007 included expenses of the newly merged company, whereas operating expenses for 2006 only included the expenses of Green.

     Other Income (Expense)


     Other income (expense) for the six months ended June 30, 2007 was income of $301,000 versus $0 for the six months ended June 30, 2006, as other income (expense) for the six months ended June 30, 2006 aggregated an expense of $2,605,914 which was included in discontinued operations.


     Provision for Income Taxes


     The provision for income taxes represents federal, state and local taxes on income before income taxes. The provision for income taxes was $875,000 for an effective rate of 26.5% for the six months ended June 30, 2007 and $791,000 for an effective rate of 65.0 % for the six months ended June 30, 2006.


     Equity in Earnings of Affiliated Companies, Net of Tax


     Equity in earnings of affiliated companies, net of tax was $60,000, for the six months ended June 30, 2007 compared to $452,000 for the six months ended June 30, 2006. Since the affiliated companies are owned 100% by the Company after the reorganization on March 29, 2007, the results of operations of such former affiliated companies are included in the condensed consolidated results of operations of the Company.


     Loss from Operations of Discontinued Operation, Net of Taxes


     Loss from operations of discontinued operation, net of taxes reflects the operating results of Green's bus operations. The discontinued operation reflected a loss of $138,000 for the six months ended June 30, 2007 versus a loss of $2,952,000 for the six months ended June 30, 2006. The 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income.


     Gain on Sale of Discontinued Operation, Net of Tax


     The gain on sale of the discontinued operation reflects the gain on the sale of Green's bus operations to New York City in the first quarter of 2006.


     Net Income


     For the six months ended June 30, 2007, the Company had net income of $2,349,000 versus net income of $6,194,000 for the six months ended June 30, 2006. Net income for 2007 is primarily attributable to continuing operations. Net income for 2006 is attributable to income from continuing operations of $877,000 and income from discontinued operation of $5,317,000.

Liquidity and Capital Resources

     The Company's liquidity and capital requirements are to fund working capital for current operations and to make distributions of REIT income. The Company's liquidity and capital requirements are expected to be primarily met from funds generated from operations and borrowings under its line of credit with ING.

     Net cash used in operating activities was $3,271,000 for the six months ended June 30, 2007 as compared with $5,488,000 for the same period last year. For 2007, cash used in operating activities of $3,271,000 was primarily related to (i) net income from continuing operations of $2,349,000, reduced by (ii) a decrease in income taxes payable of $5,219,000, (iii) an increase in due from affiliates of $1,535,000 and (iv) an increase in accounts receivable of $1,983,000. This was partially offset by a decrease in operating subsidies receivable of $2,834,000. For 2006, cash used in operating activities of $5,488,000 was primarily related to (i) net income from continuing operations of $6,195,000, reduced by (ii) net cash used in discontinued operation of $18,686,000, (iii) a decrease in accounts payable of $3,029,000, and (iv) provisions for injuries and damages claims of $2,470,000, and increased by (v) an increase in other current liabilities of $11,665,000, (vi) an increase in income taxes payable of $3,782,000 and (vii) a decrease in operating subsidies receivable-injuries and damages withholding of $2,951,000.

     Net cash provided by investing activities was $9,207,000 for the six months ended June 30, 2007 as compared with $11,128,000 for the six months ended June
30, 2006. The $9,207,000 balance for the six months ended June 30, 2007 primarily pertains to cash acquired in the merger. The $11,128,000 balance for the six months ended June 30, 2006 primarily pertains to cash received from the sale of Green's bus routes to New York City in the amount of $11,143,000.

     Net cash used by financing activities was $4,024,000 for the six months ended June 30, 2007 compared with $150,000 used in financing activities for the same period last year. The increase of $3,874,000 in cash used in financing activities from the prior period was primarily related to the repayment of notes payable to the bank of $2,087,000 and the repurchase of common stock of $1,787,000.

Ongoing cash needs


     GTJ REIT is not presently expected to require cash for its operations. However, GTJ REIT will require cash for paying dividends to its shareholders. Income produced by the real properties, coupled with availability under the line of credit, should be sufficient to meet the Company's cash requirements for the next twelve months.


REIT Related Payments


     As a REIT, GTJ REIT is required to distribute to its stockholders each year an amount equal to at least 90% of its annual net income, exclusive of capital gains, and may elect to distribute 100% thereof in order to avoid taxation at the corporate level. These distributions are expected to primarily utilize GTJ REIT's rental income.

Special Distribution of Earnings and Profits


     In addition, GTJ REIT was required to make a one-time distribution of undistributed historical earnings and profits of the Bus Companies. On August 20, 2007, the Board of Directors of GTJ REIT declared a special distribution of accumulated earnings and profits on GTJ REIT's common stock of $6.40 per GTJ REIT share, payable in $20,000,000 of cash and in 3,775.400 shares of GTJ REIT common stock. For the purposes of the special distribution, common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and distributed to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into GTJ REIT. The special distribution aggregated $62,060,000. The holders of GTJ REIT shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the
"Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of GTJ REIT shares and/or cash the Holders wished to receive as their respective portion of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and GTJ REIT shares they elected, but could be based on a pro ration of the available cash after all elections (ie: not on a first come-first served basis). GTJ REIT calculated the proportion of cash and GTJ REIT shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.


     In October 2007, cash of $20,000,000 and shares of 3,775,400 of GTJ REIT stock, valued at an estimated $42,060,000 were distributed to the Holders. Such cash was borrowed against the line of credit from the Lenders.


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

     As January 31, 2008, $22,300,000 was outstanding under this line of credit.


Possible acquisitions


     The Board of Directors of GTJ REIT intends to expand its real property holdings. This would be done through cash purchases of properties that the Board of Directors determines to be consistent with the investment policies of GTJ
REIT which would be funded initially from the revolving credit. It is anticipated that once these properties are purchased using the revolving credit, permanent mortgage financing will be placed on the real properties and the revolving credit will be paid down accordingly. It is also possible that GTJ and its subsidiaries will desire to make an acquisition, some of which may need to be funded by GTJ REIT. GTJ REIT would, in that case, and subject to the direction of the Board of Directors, provide such financing, which again is expected to be obtained from the $72,500,000 revolving credit. On February 1, 2008, the Company entered into an agreement to purchase a property located in the Hartford, Connecticut area.


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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the United States Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

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


     In addition, even if we qualify as a REIT in any year, we would still be subject to federal taxation on certain types of income. For example, we would be subject to federal income taxation on the net income earned by our "taxable REIT subsidiaries", that is, our corporate subsidiaries with respect to which elections are made to treat the same as separate, taxable subsidiaries, presently including our outdoor maintenance and paratransit businesses.


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


     We own six income producing real properties which are presently owned, collectively, by the Bus Companies. We are raising no funds presently, without a sale of an existing real property, which is not contemplated for at least 10 years, the raising of funds by the sale of debt or equity securities or significant mortgage financing, our real property portfolio will not grow or be diversified.


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

     If we sell a property or our company, you may experience a delay before receiving your share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest received on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, you may experience a delay in the distribution of the proceeds of a sale until such time.

     Our outdoor maintenance businesses and paratransit business depend on large direct or indirect municipal contracts, which are subject to the conduct of customers and municipalities and require substantial capital, which may be difficult to obtain.

     We will  operate  several  outdoor  maintenance  businesses  including  bus shelters, bill boards advertising displays and outdoor construction and maintenance support. Much of this business is related to large customer contracts with municipalities. The loss by customers of one or more of those contracts could have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risk related to additional investment, the capital may have to be funded by borrowing or asset sales in order to have funds available for REIT mandated distributions to our stockholders, increasing the cost of such capital. In addition, our paratransit business depends on the continuance of one major agreement with the Metropolitan Transit Authority which is not being renewed after September 30, 2008.

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

     In addition, we made available 5,564,454 shares of our common stock as part of the distribution of a sum which approximated $62,060,000 of earnings and profits which was a condition for our obtaining REIT status. Since all of the $20,000,000 of cash was elected, only 3,769,122 of such shares were issued. This issuance was dilutive.

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


          We will incur indebtedness secured on our properties, which may subject our properties to foreclosure in the event of a default.

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

     Increase (or decreases ) will increase (or decrease) the amount of our debt payments and increased interest payments will adversely affect our ability to make cash distributions to our stockholders.

     A change in economic conditions could result in higher or lower interest rates which could increase or decrease debt service requirements on variable rate debt and could reduce the amounts available for distribution to you as a stockholder. A change in economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Our ability to change policies without a stockholder vote

     Our policies, including the limits on debt, may be changed or eliminated by our board of directors at any time without a vote of our stockholders.

     Our policies, including policies intended to protect you as a stockholder and the policies described in this filing with respect to acquisitions, financing, limitations on debt and investment limitations, have been determined by our board of directors and can be changed at any time without a vote of our stockholders or notice to you as a stockholder if our board of directors so determines in the exercise of its duties. Therefore, these policies and limitations may not be meaningful to protect your interests as a stockholder.

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

     None.


Item 3. Defaults Upon Senior Securities


     None.



Item 4. Submission of Matters to a Vote of Security Holders

     None.



Item 5. Other Information


     None.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Item 6.   Exhibits

Exhibit   Description

31.1 Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certifications of Chief Accounting Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications of Chief Executive Officer and Acting Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GTJ REIT, INC.

Dated: March 3, 2008                         By:   /s/ Jerome Cooper
                                                -----------------------------
                                                Jerome Cooper
                                                President and Chief Executive
                                                Officer and Chairman of the
                                                Board of Directors



Dated: March 3, 2008                         By:   /s/ Michael Kessman
                                                -----------------------------
                                                Michael Kessman
                                                Chief Accounting Officer