Form 10-Q
period 2007-09-30
GTJ REIT, Inc.
filed 2008-03-18
CIK 1368757

The
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

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

     The number of the registrant's common shares outstanding as of March 12, 2008 was 13,472,281.

                         GTJ REIT, INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
                            ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS


                                                                          Page
                                                                        -------

PART I.     FINANCIAL INFORMATION                                          3
Item 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    5

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            31

Item        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     37

Item 4.     CONTROLS AND PROCEDURES                                        37

PART II.    OTHER INFORMATION                                              39
Item 1.     LEGAL PROCEEDINGS                                              39
Item 1A.    RISK FACTORS                                                   39

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    48

Item 3.     DEFAULTS UPON SENIOR SECURITIES                                48

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            48

Item 5.     OTHER INFORMATION                                              49

Item 6.     EXHIBITS                                                       50


SIGNATURES                                                                 50

                         PART I - FINANCIAL INFORMATION

Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         GTJ REIT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited)
 and December 31, 2006 (audited) Condensed Consolidated Statements of
 Operations for the three and nine months ended September 30, 2007 and
 2006 (unaudited) ...........................................................5-6

Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2007 (unaudited) ................................. 7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)................................ 8

Notes to Condensed Consolidated Financial Statements as of September
  30, 2007 (unaudited) .......................................................10

Basis of Presentation

     The financial information is divided into two sections.  The first section,
Item 1, includes the unaudited condensed consolidated financial statements, including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2007.

     The condensed consolidated balance sheet as of September 30, 2007, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 included in Item 1 have been prepared by GTJ REIT, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2007 and 2006, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto and pro-forma financial information included in the Company's Form 8-K/A filed on November 9, 2007.

                         GTJ REIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,             December 31,
                                                                     2007                     2006
                                                             ---------------------      ---------------
                                                                (unaudited)
ASSETS                                                        (in thousands, except share data)
Real estate at cost:
    Land                                                             $     85,051             $    434
    Buildings and improvements                                              7,712                6,591
                                                             ---------------------      ---------------
                                                                           92,763                7,025
   Less: accumulated depreciation and amortization                         (5,685)              (5,476)
                                                             ---------------------      ---------------
   Net real estate for investment                                          87,078                1,549
Cash and cash equivalents                                                  30,743                9,519
Available for sale securities                                               3,356                1,219
Restricted cash                                                             3,102                  451
Accounts receivable, net                                                    9,401                    -
Operating subsidies receivable                                                  -                  492
Due from affiliates                                                             -                5,402
Investments in affiliates                                                       -                1,971
Other assets, net                                                           7,596                2,108
Deferred leasing commissions                                                1,966                1,221
Machinery and equipment, net                                                1,972                   10
                                                             ---------------------      ---------------
   Total assets                                                      $    145,214            $  23,942
                                                             =====================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                $      3,869                $  18
Notes payable                                                              18,000                    -
Income tax payable                                                            714                4,840
Due to affiliates                                                               -                1,183
Unpaid losses and loss adjustment expenses                                  3,940                    -
Other liabilities, net                                                      4,701                  908
                                                             ---------------------      ---------------
                                                                           31,224                6,949
                                                             ---------------------      ---------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; 10,000,000
  shares authorized and none issued and outstanding                             -                    -
   Common stock, $.0001 par value; 100,000,000 shares
  authorized and 9,696,520 shares issued and outstanding
  at September 30, 2007 and common stock, no par value,
  4,750 shares authorized and 3,766.50 shares issued
  and outstanding at
  December 31, 2006                                                             1                  377
   Additional paid-in capital                                              94,630                    -
   Retained earnings                                                       18,844               16,189
   Accumulated other comprehensive income                                     515                  427
                                                             ---------------------      ---------------
                                                                          113,990               16,993
                                                             ---------------------      ---------------
   Total liabilities and stockholders' equity                        $    145,214            $  23,942
                                                             =====================      ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                              Three Months                              Nine Months
                                                                  Ended                                    Ended
                                                              September 30,                             September 30,
                                                       ---------------------------------     -----------------------------------
                                                        2007                 2006                 2007                2006
                                                        ----                 ----                 ----                ----

                                                               (unaudited)                              (unaudited)
                                                       -------------------------------------------------------------------------
Operating revenue and subsidies                          $   14,055        $        999         $     29,684        $     2,910
                                                       -------------    ----------------     ----------------    ---------------
Operating expenses:
      General and administrative expenses                     2,667                  55                6,184                606
      Equipment maintenance and garage expenses               1,145                   -                2,329                  -
      Transportation expenses                                 2,362                   -                4,702                  -
      Contract maintenance and station expenses               3,683                   -                7,241                  -
      Insurance and safety expenses                             944                   -                1,911                  -
     Operating and highway taxes                                574                   -                1,156                  -
     Other operating expenses                                   140                   -                  400                  -
      Depreciation and amortization expense                     192                  72                  411                216
                                                       -------------    ----------------     ----------------    ---------------
         Total operating expenses                            11,707                 127               24,334                822
         Operating income                                     2,348                 872                5,350              2,088
Other (expense) income                                         (163)                  -                  138                  -
                                                       -------------    ----------------     ----------------    ---------------
Income from continuing operations before income taxes
and equity in earnings (loss) of affiliated companies         2,185                 872                5,488              2,088
Provision for income taxes                                     (656)                (63)              (1,531)              (854)
Equity in earnings (loss) of affiliated companies,
net of tax                                                        -                (296)                  60                156
                                                       -------------    ----------------     ----------------    ---------------
Income from continuing operations                             1,529                 513                4,017              1,390

Discontinued Operation:

    Loss from operations of discontinued operation,
    net of taxes                                              (122)             (6,097)                (260)            (9,049)
    Gain on sale of discontinued operation, net of
    taxes                                                        -                   -                    -              8,269
                                                       -------------    ----------------     ----------------    ---------------
    Loss from discontinued operation, net of
    taxes                                                     (122)             (6,097)                (260)              (780)

Net income (loss)                                        $   1,407         $    (5,584)            $  3,757         $      610
                                                       =============    ================     ================    ===============
Income per common share--basic and diluted

    Income from continuing operations                    $    0.16         $    136.20             $   0.61         $   368.85
                                                       =============    ================     ================    ===============
    Loss from operations of discontinued
    operation, net of   taxes                            $   (0.01)        $ (1,618.74)            $  (0.04)        $(2,402.48)
                                                       =============    ================     ================    ===============
    Gain on sale of discontinued operation, net
    of taxes                                             $       -         $         -             $      -         $ 2,195.52
                                                       =============    ================     ================    ===============
        Net income (loss)                                $    0.15         $ (1,482.54)            $   0.57         $   161.89
                                                       =============    ================     ================    ===============
Weighted-average common shares outstanding--basic and
diluted                                                  9,696,520             3,766.5            6,533,215            3,766.5
                                                       =============    ================     ================    ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                     Preferred Stock        Common Stock                                     Accumulated
                                                                 Additional                  Other            Total
                     Oustanding             Outstanding          Paid-In-     Retained       Comprehensive    Shareholders'
                     Shares      Amount     Shares      Amount   Additional-  Earnings       Income           Equity
                   ------------ --------- ------------ --------- ----------- ---------- --------------- --------------
Balance at
December 31, 2006            -     $   -        3,777     $ 377      $    -    $16,189           $ 427        $16,993

Prior period
adjustment                   -         -            -         -           -        600               -            600
                   ------------ --------- ------------ --------- ----------- ---------- --------------- --------------

Balance at
January 1, 2007,
as restated                  -         -        3,777       377           -     16,789             427         17,593

Dividends paid,
$39.82 per share             -         -            -         -  -               (150)               -           (150)
Shares issued in
connection with
merger                       -         -   10,000,000         1         (1)          -               -              -

Recapitalization
of company                   -         -      (3,777)     (377)      96,417          -               -         96,040
Buy back of
shares due to
appraisal rights             -         -    (303,480)         -     (1,786)          -               -        (1,786)

Earnings and
profits
distribution                 -         -            -         -           -    (1,552)               -        (1,552)

Comprehensive income:
  Net income                 -         -            -         -           -      3,757               -          3,757
  Unrealized gain
  on available-for
  -sale securities           -         -            -         -           -          -              88             88
                                                                                                        --------------

Total
comprehensive
income                       -         -            -         -           -          -               -          3,845
                   ------------ --------- ------------ --------- ----------- ---------- --------------- --------------

Balance at
September 30,
2007 (unaudited)             -   $     -    9,696,520     $   1    $ 94,630    $18,844          $  515     $  113,990
                   ============ ========= ============ ========= =========== ========== =============== ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                        GTJ REIT, INC. AND SUBSIDIARIEIS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             2007                           2006
                                                                     -----------------            --------------------
     CASH FLOWS FROM OPERATING ACTIVITIES                                              (Unaudited)
     Net income                                                             $   3,757                          $  610
     Loss from discontinued operation                                           (260)                            (780)
                                                                     -----------------            --------------------
     Income from continuing operations                                          4,017                           1,390
     Adjustments to reconcile net income to net cash used in
     operating activities:
     Cash provided by (used in) operating activities:
         Provisions for deferred taxes                                            400                            (188)
         Changes in insurance reserves                                           (401)                              -

         Provisions for injuries and damages claims                                 -                          (2,470)
         Equity in earnings of affiliated companies, net of tax                  (60)                            (156)
         Depreciation and amortization                                            411                             216
         Other                                                                     90                               -
     Changes in operating assets and liabilities:

       Operating subsidies receivable -injuries and damages withholding         3,184                           1,871
       Accounts receivable                                                     (2,833)                              -

       Other receivables                                                           -                              671
       Due from affiliates                                                     (1,535)                           (216)
       Prepaid expenses and other assets                                         (805)                          1,778
       Deferred leasing commissions                                                37                          (1,236)
       Accounts payable and accrued expenses                                    1,999                          (3,038)
       Income taxes payable                                                    (5,177)                          4,045
       Other liabilities                                                          340                         (10,319)
     Net cash provided by (used in) discontinued operation                       (260)                          2,635
                                                                     -----------------            --------------------
     Net cash used in operating activities                                      (593)                         (5,017)
     Investing activities:
     Cash acquired in merger                                                    8,670                               -
      Purchases of property and equipment                                       (410)                               -
     Purchase of investments                                                    (374)                            (38)
     Proceeds from sale of investments                                            970                             20
     Restricted cash                                                              536                               -

      Proceeds from sale of discontinued operation                                  -                          11,143
                                                                     -----------------            --------------------
     Net cash provided by  investing activities                                 9,392                          11,125
     Financing activities:
     Proceeds from notes payable                                               18,000                               -
     Principal repayments on notes payable, bank                               (2,086)                              -
     Buy back of common stock                                                  (1,787)                              -
     Dividends paid                                                            (1,702)                           (225)
                                                                     -----------------            --------------------
     Net cash provided by ( used in) financing activities                      12,425                            (225)
                                                                     -----------------            --------------------
     Net increase in cash and cash equivalents                                 21,224                           5,883

     Cash and cash equivalents at the beginning of period                       9,519                           1,010
                                                                     -----------------            --------------------
     Cash and cash equivalents at the end of period                         $  30,743                       $   6,893
                                                                     =================            ====================


     Supplemental cash flow information:
     Interest paid                                                           $    319                       $     12
                                                                     =================            ====================
     Cash paid for taxes                                                     $    930                       $    131
                                                                     =================            ====================

Supplemental non-cash investing activities- Merger with Triboro

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                                (Unaudited)
                                                                                          2007               2006
                                                                                     ---------------     -------------
Cash and cash equivalents                                                                 $   4,559      $
Operating subsidies receivables                                                               1,752            -
Deferred leasing commissions                                                                    782            -
Other assets, net                                                                             1,512            -
Securities available for sale                                                                 1,362            -
Property and equipment                                                                       39,400            -
Income tax payable                                                                            (294)            -
Other liabilities, net                                                                        (629)            -
Fair value of real property through its ownership interest in GTJ                            15,638            -
Fair value of operating assets and liabilities through its ownership
interest in GTJ                                                                               2,320            -
                                                                                     ---------------     -------------

Total purchase price in common stock                                                      $  66,402      $     -
                                                                                     ===============     =============

Supplemental non-cash investing activites- Merger with Jamaica

Cash and cash equivalents                                                                   $   190      $     -
Operating subsidies receivables                                                                 941            -
Deferred leasing commissions                                                                      -            -
Other assets, net                                                                               964            -
Securities available for sale                                                                   440            -
Property and equipment                                                                       23,100            -
Income tax payable                                                                            (157)            -
Other liabilities, net                                                                        (422)            -

Fair value of real property through its ownership interest in GTJ                             7,819            -
Fair value of operating assets and liabilities through its ownership
interest in GTJ                                                                               1,160            -
                                                                                     ---------------     -------------
Total purchase price in common stock                                                       $ 34,035       $    -
                                                                                     ===============     =============

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

     Under the terms of the Agreements, each share of common stock of each Bus Company's issued and outstanding shares immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of the Company's common stock:

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


Total Value of the Bus Companies                           $    173,431,797
Assumed E&P--Cash distribution                                   20,000,000
                                                            ---------------

Total value after cash distribution                             153,431,797
Assumed E&P--Stock distribution                                  42,000,000
                                                            ---------------

Total value after stock distribution                       $    111,431,797
                                                            ===============

Reorganization shares                                            10,000,000
Share Value Post Earnings and Profits                      $       11.14
                                                            ===============

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

     The following table summarizes the preliminary allocation of the purchase price in the form of a condensed balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities of the date of acquisition (in thousands):


                                                  Triboro      Jamaica         Total
                                                   ------       ------       -------

Issuance of stock                               $  66,402    $  34,035   $   100,437
                                                   ------       ------       -------

Cash and cash equivalents                           6,126          974         7,100
Restricted cash                                     1,275          637         1,912
Accounts receivable                                 2,627        1,314         3,941
Operating subsidies receivables                     1,752          941         2,693
Deferred leasing commissions                          782            -           782
Other assets                                        2,682        1,549         4,231
Securities available for sale                       1,668          593         2,261
Real property and equipment                        55,038       30,919        85,957
Machinery and equipment                               580          290           870
                                                   ------       ------       -------

Total assets                                    $  72,530    $  37,217   $   109,747
                                                   ------       ------       -------

Accounts payable and accrued  expenses                741          371         1,112
Line of credit                                        168           84           252
Note payable                                          666          333           999
Income tax payable                                    294          157           451
Deferred tax liability                                679          339         1,018
Unpaid losses and loss adjustment expenses          1,736          868         2,605
Other liabilities                                   1,844        1,030         2,873
                                                   ------       ------       -------

Total liabilities                                   6,128        3,182         9,310
                                                   ------       ------       -------

Fair value of net assets acquired               $  66,402    $  34,035   $   100,437
                                                   ======       ======       =======

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company's results for the three and nine months ended September 30, 2007 in the accompanying condensed consolidated statements of operations as the results were deemed to be immaterial.

     Unaudited Pro-Forma Financial Information

     The following presents the unaudited pro-forma combined results of operations of the Company with Green, Jamaica, Triboro and GTJ included for the periods preceding the merger on March 29, 2007 (in thousands, except per share data).

                                                 For the Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                    2007             2006
                                                 --------------------------
Revenues                                         $   14,055    $    11,898
                                                 ===========   ===========

Income from continuing operations                $    1,529    $       322
                                                 ===========   ===========
Net income (loss) (1)                            $    1,407    $    (8,432)
                                                 ===========   ===========

Pro-forma basic and diluted
   net income (loss)per common share             $     0.14    $     (0.84)
                                                 ===========   ===========

Pro-forma weighted average
   common shares outstanding
   - basic and diluted                           10,000,000     10,000,000
                                                 ===========   ===========

                                                  For the Nine Months Ended
                                                        September 30,
                                                 --------------------------
                                                   2007             2006
                                                 --------------------------

Revenues                                         $   40,694   $    31,314
                                                 ===========   ===========
Income from continuing operations                $    4,999   $     1,342
                                                 ===========   ===========
Net income (2)                                   $    4,610   $     6,232
                                                 ===========   ===========

Pro-forma basic and diluted
   net income per common share                   $     0.46   $      0.62
                                                 ===========   ===========

Pro-forma weighted average
   common shares outstanding
   - basic and diluted                            10,000,000   10,000,000
                                                 ===========   ===========

(1) Net income (loss) for the three months ended September 30, 2006 includes a loss from discontinued operation, net of taxes of $8,754.

(2) Net income for the nine months ended September 30, 2006 includes a loss from discontinued operation, net of taxes of $14,362 and a gain on sale of discontinued operation, net of taxes of $19,252 resulting in a gain from discontinued operation, net of taxes of $4,890.

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

     Effective July 1, 2007, the Company elected REIT status. In order to remain a REIT, the Company will be required to distribute dividends to its stockholders each year an amount equal to at least 90% of its annual net income, exclusive of net capital gains, if any.

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

     Revenue Recognition--Real Estate Operations:

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,"Accounting for Leases", as amended, referred to herein as SFAS No. 13. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $2,197,000 at September 30, 2007.

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

     Revenue Recognition--Paratransit Operations:

     Paratransit operations revenue is recognized upon completion of the related transportation service.

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

     The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

                                                                               Three Months Ended

                                                                         September 30,       September 30,
                                                                       ----------------    -----------------
                                                                              2007               2006
  Numerator:                                                                        (unaudited )

                                                                       ================    =================
   Net income (loss)                                                      $      1,407        $     (5,584)
                                                                       ================    =================
  Denominator:
  Weighted average common shares outstanding-basic and diluted               9,696,520             3,766.50
                                                                       ================    =================

  Basic and Diluted Per Share Information:
  Net income (loss) per share--basic and diluted                          $      0 .15        $  (1,482.54)
                                                                       ================    =================

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

                                                                        Nine Months Ended

                                                                  September 30,       September 30,
                                                               ------------------    ----------------
                                                                       2007                2006
  Numerator:                                                                 (unaudited )
  Net income                                                      $    3,757            $       610
                                                               ==================    ================

  Denominator:
  Weighted average common shares outstanding-basic and
  diluted                                                          6,533,215               3,766.50
                                                               ==================    ================

  Basic and Diluted Per Share Information:
  Net income per share--basic and diluted                         $     0.57            $    161.95
                                                               ==================    ================


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

     Restricted cash includes certain certificates of deposit amounting to approximately $451,000 at September 30, 2007 and December 31, 2006, that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements.

     In addition, at September 30, 2007, AIG held $ 2,651,100 on behalf of the Company that was restricted by AIG for the purpose of the payment of insured losses.

Accounts Receivable:

     Accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts. The Company has a contract with the City of New York which requires retainage in the amount of $549,812 as of September 30, 2007. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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
  Equipment                    8 - 25 years

     The Company recorded depreciation expense of $192 and $72 related to these assets for the three months ended September 30, 2007 and 2006, respectively and $411 and $216 for the nine months ended September 30, 2007 and 2006, respectively (See Note 6).

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

Income Taxes:

     Effective July 1, 2007, the Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. The Company has eliminated deferred tax assets and liabilities aggregating approximately $575,377 and $306,905, respectively, on July 1, 2007 which have been included in the provision for income taxes in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007 (See Note 9).

     For Non-REIT subsidiaries, the Company accounts for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Environmental Matters:

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.

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

     The following table sets forth the detail of Green's income (loss) from discontinued operations for the three and nine months ended September 30, 2006 (in thousands):

                                                                  Bus Operations
                                                                  --------------
  For the three months ended September 30, 2006:
  Revenues from discontinued operation                               $      -
                                                                  ==============

  Loss from operations of discontinued operation                     $ (8,510)
  Benefit from  income taxes                                            2,413
                                                                  --------------

  Loss from discontinued operation, net of taxes                     $ (6,097)
                                                                  ==============

  For the nine months ended September 30, 2006:
  Revenues from discontinued operation                               $  3,864
                                                                  ==============

  Loss from operations of discontinued operation                     $(11,087)
  Provision for income taxes                                            2,038
                                                                  --------------

  Loss from discontinued operation, net of taxes                     $ (9,049)
                                                                  ==============

  Gain on sale of discontinued operation                             $ 11,723
  Provision for income taxes                                           (3,454)
                                                                  --------------
  Gain on sale of discontinued operation, net of taxes               $  8,269
                                                                  ==============

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. DISCONTINUED OPERATION (Continued):

     Net cash used in discontinued operation was $260 for the nine months ended September 30, 2007 and net cash provided by discontinued operation was $2,635 for the nine months ended September 30, 2006.

3. OTHER ASSETS, NET:

Other assets, net, consist of the following (in thousands):


                                                September 30, 2007          December 31, 2006
                                               -----------------------  ------------------------
                                                     (unaudited)
Other receivables                               $                  32    $                   31
Deferred acquisition costs                                          -                       958
Deferred financing costs                                          557                         -
Discontinued operations                                           986                         -
Prepaid expenses                                                  995                        18
Prepaid income taxes                                            2,304                         -
Rental income in excess of amount billed                        2,197                       581
Other assets                                                      525                       520
                                               -----------------------  ------------------------
                                               $                7,596   $                 2,108
                                               =======================  ========================

4. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses at September 30, 2007 have been reflected in connection with the merger transaction (See Note 1) and is summarized as follows (in thousands):

                             September 30, 2007      December 31, 2006
                           ----------------------- ----------------------
                                (unaudited)
Reported claims                       $3,076              $ -

Provision for incurred
but not reported claims                  864                -
                           ----------------------- -----------------------
                                      $3,940              $ -
                           ======================= =======================

     Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $3,940 at September 30, 2007. An actuarial study was independently completed which estimated that at September 30, 2007, the total outstanding losses at an expected level, are between $3,893 and $4,660. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. OTHER LIABILITIES, NET:

Other liabilities consist of the following (in thousands):

                                       September 30, 2007     December 31, 2006
                                       ------------------     -----------------
                                        (unaudited)
Accrued professional fees              $         176            $         164
Discontinued operations                          960                        -
Other                                            434                        -
Deferred taxes                                   763                        -
Accrued wages                                    386                        -
Deposit liability                                 86                        -
Accrued environmental costs                    1,131                      436
Amount due to City of New York                   765                      308
                                       --------------          --------------
                                       $       4,701            $         908
                                       ==============          ==============

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

     The outstanding debt under this line of credit was paid in June 2007.

ING Financing Agreement

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

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. NOTE PAYABLE TO BANK: (Continued):

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in stockholders' equity as accumulated other comprehensive income. For the three and nine months ended September 30, 2007, the amounts were deemed to be immaterial.

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

     As of March 12, 2008, $43,214,528 was outstanding under this line of credit.

7. STOCKHOLDERS' EQUITY:

Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share, available for issuance. The Company has authorized the issuance of up to 15,564,454 shares of the Company's common stock in connection with the Reorganization and the earnings and profits distribution. The common stock is not convertible nor subject to redemption.

     During the quarter ended March 31, 2007, Green paid dividends to its stockholders totaling $150,000 and during the quarter ended September 30, 2007, the Company paid dividends to its shareholders totaling $1,552,000.

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
7.     STOCKHOLDERS' EQUITY: (Continued)

Stock Option Plan

     On June 11, 2007, the Board of Directors approved the Company's 2007 Incentive Award Plan (the "Plan"). The effective date of the Plan is June 11, 2007, subject to stockholder approval. The stockholders of the Company approved the Plan on February 7, 2008.

     The Plan will cover directors, officers, key employees and consultants of the Company. The purpose of the Plan is to further the growth, development and financial success of the Company and to obtain and retain the services of individuals considered essential to the long term success of the Company.

     The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000.

8. RELATED PARTY TRANSACTIONS

     Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), which has acted as counsel to the Company for approximately eight years. Fees paid by Green to RMF for the three and nine months ended September 30, 2007 and 2006 were $99,165, $465,406, $4,778 and
$11,105, respectively.

9. INCOME TAXES:

     Effective July 1, 2007, the Company elected to qualify as a REIT in accordance with the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual adjusted REIT taxable income to its stockholders. It is management's intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

     As a result of the election of the REIT status, the Company wrote-off approximately $268,000 of net deferred tax assets and which resulted in a charge of $268,000 to the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2007.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. INCOME TAXES: (Continued)

     Green Bus Lines, Inc., and Subsidiary files income tax returns in the U.S. federal jurisdiction and the states of New York, New Jersey, California and Arizona and New York City. The Company is subject to U.S. federal or state and local income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of September 30, 2007.

     Green Bus Lines, Inc. and Subsidiary is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax year ended December 31, 2005. As of September 30, 2007, there have been no adjustments proposed in connection with the examination.

     The Company's effective tax rate is 27.9% and 40.9% for the nine months ended September 30, 2007 and 2006, respectively. The Company's effective tax rate for the nine months ended September 30, 2007 and 2006 differed from the federal statutory rate primarily due to the utilization of a federal net operating loss carryforward for financial reporting purposes aggregating $1.3 million for the nine months ended September 30, 2007, the write-off of approximately $268,000 of net deferred tax assets resulting from the election of the REIT status described above, during the nine months ended September 30, 2007 and taxes associated with depreciation and amortization expense, deferred rent, and other adjustments.

     In January 2007, the Company recorded a prior period adjustment to reflect an error made in 2006 related to recording a federal and state income tax expense entry. The error had no effect on net income for nine months ended September 30, 2007. Had the error not been made, net income for Green would have increased by $600,000 ($159.29 per share) for the year ended December 31, 2006 (See Note 12).

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

     On March 26, 2007, there was a joint special meeting of the stockholders of the Bus Companies. The business considered at the meeting was the merger of:
Green with and into Green Acquisition; Triboro with and into Triboro Acquisition; and Jamaica with and into Jamaica Acquisition. Appraisal rights were perfected by stockholders of the Bus Companies who would have received approximately 366,133 shares of the Company's common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Bus Companies made good faith offers to such stockholders based on the value of the Company's common stock of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. In March 2008, certain pre-trial discovery was ordered by the Court and provided by the Company. In addition, at that time a hearing date was set for early September 2008. Collectively, the Claimants have been paid $1,351,120 pursuant to the Company's good faith offer. The Claimants would have received approximately 241,272 shares of the Company's common stock following the mergers of the Bus Companies. The Company's ultimate liability cannot presently be determined. In addition, two stockholders have been paid an aggregate of $435,457 pursuant to the Company's good faith offer. These stockholders would have received approximately 62,208 shares.

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

Environmental Matters

     The Company's real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's engineering report has an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8) was included which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. As of September 30, 2007, the Company has recorded a liability of $1,131,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

11. SIGNIFICANT TENANT:

     Two tenants, included in the condensed consolidated statement of operations, constituted 100% of rental revenue for the three and nine months ended September 30, 2007 and one tenant constituted 100% of the rental income for the three and nine months ended September 30, 2006.

12. PRIOR PERIOD ADJUSTMENT:

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

     The summarized segment information (excluding discontinued operations), as of and for the three months and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

Three Months Ended September 30, 2007
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations       Eliminations       Total
                              ---------------------------------------------   -------------------------------------------------
Operating revenue and
subsidies                       $     2,731    $        8,731 $          -  $          3,253  $         (660)  $        14,055
Operating expenses                      806             8,022           29             3,453            (603)           11,707
                               -------------    -------------- ------------   ---------------  ---------------  ---------------
Operating income                      1,925               709         (29)             (200)             (57)            2,348
Other income (expense)                   61               (69)       (207)               (5)               57             (163)
                               -------------    -------------- ------------   ---------------  ---------------  ---------------

Income (loss) from continuing
operations before income taxes        1,986               640        (236)             (205)                -            2,185

Provision for income taxes             (329)             (327)          -                 -                 -             (656)
                               -------------    -------------- ------------   ---------------  ---------------  ---------------


Income (loss) from continuing
operations                      $    1,657      $         313  $     (236)    $        (205)   $            -  $        1,529
                               =============    ============== ============   ===============  ===============  ===============
Total assets                    $  155,490      $      16,392  $    4,606     $       3,547    $     (34,821)  $      145,214
                               ============     =============  ============   ===============  ===============  ===============
Capital expenditures            $        -      $         122  $        -     $           -    $           -   $          122
                               ============     =============  ============   ===============  ===============  ===============
Depreciation and amortization   $      144      $          47  $        -     $           1    $           -   $          192
                               ============     =============  ============   ===============  ===============  ===============

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13. SEGMENTS (Continued):


Three Months Ended September 30, 2006
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations       Eliminations       Total
                              ---------------------------------------------   -------------------------------------------------
Operating revenue and               $   999         $       -     $      -      $          -     $          -  $          999
subsidies
Operating expenses                      127                 -            -                 -                -             127
                                ------------    -------------- ------------  ----------------  --------------- ---------------
Income from continuing
operations before income
taxes and equity in earnings
(loss) of affiliated companies          872                 -            -                 -                -             872

Provision for income taxes             (63)                 -            -                 -                -            (63)
Equity in earnings (loss) of
affiliated companies, net of tax      (296)                 -            -                 -                -            (296)
                                ------------    -------------- ------------  ----------------  --------------- ---------------
Income from continuing
operations                          $   513        $        -     $      -      $          -     $          -   $         513
                               ============     =============  ============   ===============  ===============  ===============

Total assets                        $20,799        $        -     $      -      $          -     $          -   $      20,799
                               ============     =============  ============   ===============  ===============  ===============

Capital expenditures                $     -        $        -     $      -      $          -     $          -   $           -
                               ============     =============  ============   ===============  ===============  ===============
Depreciation and amortization       $    72        $        -     $      -      $          -     $          -   $          72
                               ============     =============  ============   ===============  ===============  ===============


Nine Months Ended September 30, 2007
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations       Eliminations       Total
                              ---------------------------------------------   -------------------------------------------------
Operating revenue and           $     6,743    $       18,126 $          -   $         6,378  $       (1,563) $         29,684
subsidies
Operating expenses                    3,341            15,310           59             6,820          (1,196)           24,334
                               -------------    -------------- ------------  ----------------  --------------- ----------------
Operating Income                      3,402             2,816          (59)             (442)           (367)            5,350
Other income (expense)                  212              (243)        (190)               (8)            367               138
                               -------------    -------------- ------------  ----------------  --------------- ----------------

Income (loss) from continuing
operations before income
taxes and equity in earnings
of affiliated companies               3,614             2,573        (249)             (450)              -              5,488

Provision for income taxes          (1,151)             (380)           -                 -               -            (1,531)

Equity in earnings of
affiliated companies, net of
tax                                     60                 -            -                 -               -                 60
                               -------------    -------------- ------------  ----------------  --------------- ----------------

Income (loss) from continuing
operations                       $   2,523      $      2,193   $     (249)   $         (450)   $          -    $         4,017
                               =============    ============== ============  ===============   =============== ================
Capital expenditures             $       -      $        410   $        -    $            -    $          -    $           410
                               =============    ============== ============  ===============   =============== ================
Depreciation and amortization    $     275      $        135   $        -    $            1    $          -    $           411
                               =============    ============== ============  ===============   =============== ================

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


13. SEGMENTS (Continued):

Nine Months Ended September 30, 2006
                              ------------------------------------------------------------------------------------------------
                               Real Estate       Outside         Insurance     Paratransit
                               Operations      Maintenance       Operations    Operations       Eliminations       Total
                              ---------------------------------------------   -------------------------------------------------
Operating revenue and             $   2,910         $       -    $       -        $        -         $      -      $    2,910
subsidies
Operating expenses                      822                 -            -                 -                -             822
                               -------------    -------------- ------------  ----------------  --------------- ---------------
Income from continuing
operations before income
taxes and equity in earnings
of affiliated companies               2,088                 -            -                 -                -           2,088

Provision for income taxes             (854)                -            -                 -                -            (854)

Equity in earnings of
affiliated companies, net of
tax                                    156                  -            -                 -                -             156
                               -------------    -------------- ------------  ----------------  --------------- ---------------

Income from continuing
operations                        $  1,390           $      -     $      -        $        -         $      -      $    1,390
                                ============    ============== ============  ================  =============== ===============

Capital expenditures              $       -          $      -     $      -        $        -         $      -      $        -
                                ============    ============== ============  ================  =============== ===============
Depreciation and amortization     $     216          $      -     $      -        $        -         $      -      $      216
                                ============    ============== ============  ================  =============== ===============

14. SUBSEQUENT EVENTS:

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

Real Estate Acquisition

     On February 1, 2008, the Company entered into an agreement to purchase a property located in the Hartford, Connecticut area. In connection with this agreement, the Company has made an initial deposit in the amount of $2,300,000. The purchase price of the property is approximately $23,300,000. Closing of this transaction occurred on March 3, 2008.

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

     The Paratransit Operations' revenues and net losses for the year ended December 31, 2006 and for the period January 1, 2007 through September 30, 2007 were as follows (in thousands):

                       Year Ended December      January 1, 2007 through
                             31, 2006             September 30, 2007
                             --------             ------------------
                                                      (unaudited)
Revenues                     $10,176                    $9,295
                             =======                    ======
Net loss                     $ (696)                    $(548)
                             =======                    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     The following results of operations pertain solely to Green Bus Company, Inc., and Subsidiary for the three and nine months ended September 30, 2006 and the period January 1, 2007 to March 31, 2007 and GTJ REIT, Inc. for the three and nine months ended September 30, 2007. The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in the accompanying condensed consolidated statement of operations of the Company for the nine months ended September 30, 2007 as such amounts were not deemed to be material in relation to the Company's condensed consolidated financial statements as a whole.


     Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006


     The following table sets forth results of operations of the Company for the periods indicated (in thousands):

                                                                                        Three Months
                                                                                           Ended
                                                                                       September 30,
                                                                      -------------------------------------------------
                                                                             2007                       2006
                                                                      ----------------------    -----------------------

                                                                                          (unaudited)

     Operating revenue and subsidies                                           $     14,055                 $      999
                                                                      ----------------------    -----------------------
     Operating expenses:

           General and administrative expenses                                        2,667                         55

           Equipment maintenance and garage expenses                                  1,145                          -

           Transportation expenses                                                    2,362                          -

           Contract maintenance and station expenses                                  3,683                          -

           Insurance and safety expenses                                                944                          -

           Operating and highway taxes                                                  574                          -

           Other operating expenses                                                     140                          -

           Depreciation and amortization expense                                        192                         72
                                                                      ----------------------    -----------------------
              Total operating expenses
                                                                                     11,707                        127
              Operating income                                                        2,348                        872

     Other income                                                                     (163)                           -
                                                                      ----------------------    -----------------------
     Income from continuing operations before income taxes and
     equity in earnings of affiliated companies                                       2,185                        872

     Provision for income taxes                                                       (656)                       (63)

     Equity in earnings (loss) of affiliated companies, net of taxes                      -                      (296)
                                                                      ----------------------    -----------------------
     Net income from continuing operations
                                                                                      1,529                        513

     Discontinued Operation:
         Loss from operations of discontinued operation, net of
     taxes                                                                            (122)                    (6,097)
                                                                      ----------------------    -----------------------

     Net income (loss)                                                         $      1,407               $    (5,584)
                                                                      ======================    =======================

     Operating Revenue and Subsidies

     Operating revenue and subsidies for the three months ended September 30, 2007, primarily represent revenue from the following segments: Real Estate Operations $2,731,000, Outside Maintenance Operations $8,731,000 and Paratransit Operations $3,253,000 reduced by intercompany revenues of $660,000. Operating revenue and subsidies for the three months ended September 30, 2006 represented revenue only from Green which had rental operations revenue of $999,000.

     Operating Expenses

     Operating expenses for the three months ended September 30, 2007 were $11,707,000 versus $127,000 for the three months ended September 30, 2006. Operating expenses for 2007 included expenses for the newly merged company, whereas operating expenses for 2006 only included the expenses of Green.

     Other Income (Expense)

     Other income (expense) for the three months ended September 30, 2007 was an expense of $163,000 versus $0 for the three months ended September 30, 2006, as other income (expense) for the three months ended September 30, 2007 aggregated an expense of $8,729,200 which was included in discontinued operations, which primarily pertains to the pension related expenses that were recorded in 2006.

     Provision for Income Taxes

     The provision for income taxes represents federal, state and local taxes on income before income taxes. The provision for income taxes was $656,000 for an effective tax rate of 30.0% for the three months ended September 30, 2007 and $63,000 for an effective tax rate of 7.2% for the three months ended September 30, 2006.

     Equity in Earnings (Loss) Of Affiliated Companies, Net of Taxes

     Equity in earnings (loss) of affiliated companies, net of taxes was $-0-for the three months ended September 30, 2007 compared to a loss $296,000 for the three months ended September 30, 2006. Since the affiliated companies are owned 100% by the Company after the reorganization on March 29, 2007, the results of operations of such former affiliated companies are included in the condensed consolidated results of operations of the Company.

     Income (Loss) from Operations of Discontinued Operation, Net of Taxes

     Income (loss) from operations of discontinued operation, net of taxes reflects the operating results of Green's bus operations. The discontinued operation reflected a loss of $122,000 for the three months ended September 30, 2007 versus a loss of $6,097,000 for the three months ended September 30, 2006. The 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income.

     Net Income (Loss)

     For the three months ended September 30, 2007, the Company had net income of $1,407,000 versus a net loss of $(5,584,000) for the three months ended September 30, 2006. Net income for 2007 is primarily attributable to continuing operations. The net loss for 2006 is attributable to income from continuing operations of $513,000 offset by the loss from discontinued operations of $6,097,000.


     Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

     The following table sets forth results of operations of the Company for the periods indicated (in thousands):

                                                                                       Nine Months
                                                                                          Ended
                                                                                      September 30,
                                                                            --------------------------------------
                                                                               2007                   2006
                                                                            ----------------    ------------------
                                                                                                    (restated)
                                                                                       (unaudited)

Operating revenue and subsidies                                                  $   29,684             $   2,910
                                                                            ----------------    ------------------
Operating expenses:

      General and administrative expenses                                             6,184                   606

      Equipment maintenance and garage expenses                                       2,329                     -

      Transportation expenses                                                         4,702                     -

      Contract maintenance and station expenses                                       7,241                     -

      Insurance and safety expenses                                                   1,911                     -

     Operating and highway taxes                                                      1,156                     -

     Other operating expenses                                                           400                     -
      Depreciation and amortization expense                                             411                   216
                                                                            ----------------    ------------------
         Total operating expenses
                                                                                     24,334                   822

         Operating income                                                             5,350                 2,088
Other income                                                                            138                     -
                                                                            ---------------     -----------------
Income from continuing operations before income taxes and
equity in earnings (loss) of affiliated companies                                     5,488                 2,088

Provision for income taxes                                                           (1,531)                 (854)
Equity in earnings of affiliated companies, net of tax                                   60                   156
                                                                            ----------------    ------------------
Net income from continuing operations                                                 4,017                 1,390

Discontinued Operation:
    Loss from operations of discontinued operation, net of taxes                       (260)               (9,049)
    Gain on sale of discontinued operation, net of taxes                                  -                 8,269
                                                                            ----------------    ------------------
    Loss from discontinued operation, net of taxes                                     (260)                 (780)
Net Income                                                                        $   3,757              $    610
                                                                            ================    ==================


     Operating Revenue and Subsidies

     Operating revenue and subsidies for the nine months ended September 30, 2007 primarily represent revenue from the following segments: Real Estate
Operations $6,743,000, Outdoor Maintenance $18,126,000 and Paratransit Operations $6,378,000, reduced by intercompany revenues of $1,563,000. Operating revenue and subsidies for the nine months ended September 30, 2006 represented revenue only from Green which had rental operations revenue of $2,910,000.

     Operating Expenses

     Operating expenses for the nine months ended September 30, 2007 were $24,334,000 versus $822,000 for the nine months ended September 30, 2006.
Operating expenses for 2007 included expenses of the newly merged company, whereas operating expenses for 2006 only included the expenses of Green.

      Other Income (Expense)

     Other income (expense) for the nine months ended September 30, 2007 was income of $138,000 versus $0 for the nine months ended September 30, 2006, as other income (expense) for the nine months ended September 30, 2006 aggregated an expense of $11,335,114 which was included in discontinued operations, which primarily pertains to the pension related expenses that were recorded in 2006.

     Provision for Income Taxes

     The provision for income taxes represents federal, state and local taxes on income before income taxes. The provision for income taxes was $1,531,000 for an effective rate of 27.9% for the nine months ended September 30, 2007 and $854,000 for an effective rate of 40.9% for the nine months ended September 30, 2006.

     Equity in Earnings of Affiliated Companies, Net of Tax

     Equity in earnings of affiliated companies, net of tax was $60,000 for the nine months ended September 30, 2007 compared to $156,000 for the nine months ended September 30, 2006. Since the affiliated companies are owned 100% by the Company after the reorganization on March 29, 2007, the results of operations of such former affiliated companies from March 29, 2007 are included in the condensed consolidated results of operations of the Company.

     Loss from Operations of Discontinued Operation, Net of Taxes

     Loss from operations of discontinued operation, net of taxes reflects the operating results of Green's bus operations. The discontinued operation reflected a loss of $260,000 for the nine months ended September 30, 2007 versus a loss of $9,049,000 for the nine months ended September 30, 2006. The 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income.

     Gain on Sale of Discontinued Operation, Net of Tax

     The gain on sale of the discontinued operation reflects the gain on the sale of Green's bus operations to New York City in the first quarter of 2006.

     Net Income

     For the nine months ended September 30, 2007, the Company had net income of $3,757,000 versus net income of $610,000 for the nine months ended September 30, 2006. Net income for 2007 is primarily attributable to continuing operations. Net income for 2006 is attributable to income from continuing operations of $1,390,000 and a loss from discontinued operation of $780,000.

Liquidity and Capital Resources

     The Company's primary liquidity and capital requirements are to fund working capital for current operations and to make distributions to its stockholders at a minimum to maintain its REIT status. The Company's liquidity and capital requirements are expected to be met from funds generated from operations and borrowings under its line of credit with ING.

     Net cash used in operating activities was $593,000 for the nine months ended September 30, 2007 as compared with $5,017,000 for the same period last year. For 2007, cash used in operating activities of $593,000 was primarily related to (i) income from continuing operations of $4,017,000, reduced by (ii) a decrease in income taxes payable of $5,177,000, (iii) an increase in due from affiliates of $1,535,000 and (iv) an increase in accounts receivable of $2,833,000. This was partially offset by a decrease in operating subsidies receivable-injuries and damages withholding of $3,184,000. For 2006, cash used in operating activities of $5,017,000 was primarily related to (i) income from continuing operations of $1,390,000, reduced by (ii) a decrease in accounts payable and accrued expenses of $3,038,000, (iii) provisions for injuries and damages claims of $2,470,000 and (iv) a decrease in other liabilities of $10,318,000 and increased by (v) an increase in income taxes payable of $4,045,000 and (vii) a decrease in operating subsidies receivable-injuries and damages withholding of $1,871,000.

     Net cash provided by investing activities was $9,392,000 for the nine months ended September 30, 2007 as compared with 11,125,000 for the nine months ended September 30, 2006. The $9,392,000 balance for the nine months ended September 30, 2007 primarily pertains to cash acquired in the merger. The
$11,125,000 balance for the nine months ended September 30, 2006 primarily pertains to cash received from the sale of Green's bus routes to New York City in the amount of $11,143,000.

     Net cash provided by financing activities was $12,425,000 for the nine months ended September 30, 2007 compared with net cash used of $225,000 for the same period last year. The increase in cash used in financing activities from the prior period was primarily related to proceeds from notes payable of $18,000,000, partially offset by repayments of notes payable to the bank of $2,086,000, the repurchase of common stock of $1,787,000 and the payment of dividends totaling $1,702,000.

Ongoing cash needs

     GTJ REIT is not presently expected to require cash for its operations. However, GTJ REIT will require cash for paying dividends to its shareholders. Income produced by the real properties, coupled with availability under the line of credit, should be sufficient to meet the Company's cash requirements for the next twelve months.

REIT Related Payments

     As a REIT, GTJ REIT is required to distribute to its stockholders each year an amount equal to at least 90% of its annual net income, exclusive of capital gains, and may elect to distribute 100% thereof in order to avoid taxation at the corporate level. These distributions are expected to primarily come from GTJ REIT's rental income.

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

     As March 12, 2008, $43,214,528 was outstanding under this line of credit.

Possible acquisitions

     The Board of Directors of GTJ REIT intends to expand its real property holdings. This would be done through cash purchases of properties that the Board of Directors determines to be consistent with the investment policies of GTJ REIT which would be funded intially from the revolving credit. It is anticipated that once these properties are purchased using the revolving credit, permanent mortgage financing will be placed on the real properties and the revolving credit will be paid down accordingly. It is also possible that GTJ and its subsidiaries will desire to make an acquisition, some of which may need to be funded by GTJ REIT. GTJ REIT would, in that case, and subject to the direction of the Board of Directors, provide such financing, which again is expected to be obtained from the $72,500,000 revolving credit. On February 1, 2008, the Company entered into an agreement to purchase a property located in the Hartford, CT area, which was closed on March 3, 2008. The purchase price of the property is approximately $23,300,000.

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our credit facility. We invest excess cash in marketable debt instruments of the United States Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

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

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

     On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of:
Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of the Registrant's common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Registrant made good faith offers to such shareholders based on the value of the Registrant's common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. Collectively, the Claimants have been paid $1,351,120 pursuant to the Registrant's good faith offer. The Claimants would have received approximately 241,272 shares of the Registrant's common stock following the mergers of the Bus Companies. The Registrant's ultimate liability cannot presently be determined. The Registrant is vigorously defending the action and a hearing has been scheduled for September 2008.

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

     Our company was incorporated on June 26, 2006. We begun operations on March 29, 2008 and have no prior operating history as a REIT. Therefore, our future performance and the performance of your investment can not be predicted at this time.

Our failure to qualify as a REIT would subject us to corporate income tax, which would materially impact funds available for distribution.

     We are operating in a manner so as to qualify as a REIT for federal income tax purposes beginning with the tax year ending December 31, 2007. Qualifying as a REIT will require us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, you should be aware that while we intend to qualify as a REIT, it is not possible at this early stage to assess our ability to satisfy these various tests on a continuing basis. Therefore, we cannot assure you that our company will in fact qualify as a REIT or remain qualified as a REIT.

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

     On a going forward basis, at least 75% of our assets must be those which may be held by REITs. Our outdoor maintenance and paratransit business assets, and any other assets we may add to that group, are not qualified to be held directly by a REIT. Accordingly, we may be required, in the future, to spinoff these businesses in order to protect our status as a REIT. If we do so, we may be distributing a significant portion of our assets, which could materially and adversely affect the value of our common stock. It should be noted, however, that such distribution would be made to the then holders of our common stock.

Real property business risks

Our real property portfolio is derived from the Bus Companies and we may not grow or diversify our real estate portfolio in the foreseeable future, leaving us vulnerable to New York area problems.

     We own seven income producing real properties which are presently owned, collectively, by the Bus Companies. We are raising no funds presently, without a sale of an existing real property, which is not contemplated for at least 10 years, the raising of funds by the sale of debt or equity securities or significant mortgage financing, our real property portfolio will not grow or be diversified.

Adverse financial conditions in New York City will adversely affect all of our initial portfolio of real properties.

     Most of our real property is commercial and is located in Queens and Brooklyn, New York and New York City is the sole tenant of four of the properties. The lack of diversity in the properties which we own, and their principal tenant, New York City, should we not diversify after the Reorganization, could increase your risk of owning our shares. We are presently not raising any funds for diversification. Adverse conditions at that limited number of properties or in the location in which the properties exist would have a direct negative impact on your return as a stockholder.

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

     Most of the properties we own are located in the counties of Queens and Brooklyn, New York City. Geographic concentration of properties will expose us to economic downturns in New York City. A recession in this area could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

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

     We have adopted the 2007 Incentive Stock Option Plan, under which 1,000,000 of common stock is reserved for issuance, and under which we may grant stock options, restricted stock and other performance awards to our officers, employees, consultants and independent directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders' investments.

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

     Additionally, when providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, merge with another company, or discontinue insurance coverage. These or other limitations may limit our flexibility and our ability to achieve our operating plans

Investing in properties through joint ventures creates a risk of loss to us as a result of the possible inaction or misconduct of a joint venture partner.

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

Borrowings may increase our business risks

The $20 million cash distribution was made in October 2007, and continuing income distributions will cause us to borrow to meet our working capital requirements, resulting in borrowing costs and risk of defaults.

     We may not be able to fund our working capital needs. We are required to distribute at least 90% of our net income, excluding net capital gains to our stockholders in each taxable year. However, depending on the size of our operations, we will require a minimum amount of capital to fund our daily operations. In addition, we may require working capital for our outdoor maintenance businesses and paratransit business. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of your investment in our company.

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

Increases (or decreases) in interest rates will increase the amount of our debt payments and interest payments will adversely affect our ability to make cash distributions to our stockholders.

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

                                             GTJ REIT, INC.


Dated: March 18, 2008                           /s/ Jerome Cooper
                                             -------------------------
                                             Jerome Cooper
                                             President and Chief Executive
                                             Officer and Chairman of the
                                             Board of Directors



Dated: March 18, 2008                           /s/ Michael Kessman
                                             --------------------------
                                             Michael Kessman
                                             Chief Accounting Officer