Form 10-K
period 2007-12-31
GTJ REIT, Inc.
filed 2008-05-01
CIK 1368757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                                           Commission file number:  0001368757


                                 GTJ REIT, INC.
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                  20-5188065
         (state or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


444 Merrick Road, Lynbrook, New York                          11563
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (516) 881-3535

Securities registered pursuant to section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
               NONE                                    NONE

Securities registered pursuant to section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of [the last business day of the registrant's most recently completed second fiscal quarter]: N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]or a smaller reporting company [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 30, 2008, there were 13,472,281 shares of common stock issued and outstanding.

                                 GTJ REIT, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS

                                                                    PAGE
PART I
ITEM 1.       BUSINESS...............................................1
ITEM 1A.      RISK FACTORS...........................................23
ITEM 1B.      UNRESOLVED STAFF COMMENTS..............................32
ITEM 2.       PROPERTIES.............................................33
ITEM 3.       LEGAL PROCEEDINGS......................................35
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS.......................................35
PART II
ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY,
              RELATED STOCKHOLDER MATTERS AND ISSUER
              PURCHASES OF EQUITY SECURITIES.........................36
ITEM 6.       SELECTED FINANCIAL DATA................................37
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........38
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK......................................52
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............F-1 - F-51
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE.............................................53
ITEM 9A.      CONTROLS AND PROCEDURES................................53
ITEM 9B.      OTHER INFORMATION......................................53
PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF
              THE REGISTRANT.........................................54
ITEM 11.      EXECUTIVE COMPENSATION.................................58
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT .................................71
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........71
ITEM 14.      PRINCIPAL ACCOUNTANT'S FEES AND SERVICES...............74
PART IV
ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.............75

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically;
legislative or regulatory changes, including changes to laws governing the taxation of REITs; availability of capital; interest rates; our ability to service our debt; competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles; and policies and guidelines applicable to REITs; and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. The forward-looking statements are made as of the date of this Annual Report, and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

ITEM 1. BUSINESS

Introduction

     The use of the words "we", "us" or "our" refers to GTJ REIT, Inc., a Maryland corporation, and its subsidiaries, except where the context otherwise requires.

     We were formed on June 23, 2006. On July 24, 2006, we entered into, and subsequently closed on March 29, 2007, merger agreements (the "Agreements") by and between TRIBORO COACH CORP., a New York corporation ("Triboro"); JAMAICA CENTRAL RAILWAYS, INC., a New York corporation ("Jamaica"); GREEN BUS LINES, INC., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); and TRIBORO ACQUISITION, INC., a New York corporation ("Triboro
Acquisition"); JAMAICA ACQUISITION, INC., a New York corporation ("Jamaica Acquisition"); and GREEN ACQUISITION, INC., a New York corporation ("Green Acquisition" and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The result of the mergers was to effect a reorganization (the "Reorganization") of the Bus Companies whereby each of the Bus Companies would become a wholly-owned subsidiary of us by merging with and into one of the Acquisition Subsidiaries. The Bus Companies had long historical roots in the operation of private bus routes in New York City. The bus businesses of the Bus Companies had been acquired by New York City in late 2005 and early 2006, leaving the Bus Companies with (a) a portfolio of real property comprised of six rentable parcels, (b) outdoor maintenance businesses, and (c) a paratransit business. There is also an insurance subsidiary which insured the former bus company operations, and is being wound down as cases are resolved.

     Effective July 1, 2007 we will be taxed as a real estate investment trust ("REIT") under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code").

     We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which is used by one of our subsidiaries and the remainder of which is leased to a commercial tenant. There is an additional property of negligible size which is not rentable. In addition, we operate a group of outdoor maintenance businesses and a paratransit business. There is also an insurance subsidiary which insured the former bus company operations, and is being wound down as cases are resolved.

Description of REIT Business

     Our REIT business consists of the acquisition, ownership and management of real properties. We currently own seven rentable parcels of real property. For a description, please see "Portfolio of Real Properties". We intend to develop a real property portfolio beyond these seven parcels.

     Investing in real properties

     We seek to acquire quality real properties at favorable prices rather than lesser real properties at low prices. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets.

     We believe that a critical success factor in property acquisition lies in possessing the flexibility to move quickly when an opportunity presents itself to buy or sell a property. We believe that employing highly qualified industry professionals will allow us to better achieve this objective.

     We intend to acquire fee ownership of real properties, but may also enter into joint venture arrangements. We seek to maximize current and long-term net income and the value of our assets. Our policy is to acquire assets where we believe opportunities exist for reasonable investment returns.

     Decisions relating to the purchase or sale of properties are made by our Board of Directors. Our Board of Directors is responsible for monitoring the administrative procedures, investment operations and performance of our company to ensure our policies are carried out. Our Board of Directors reviews our investment policies to determine that our policies are in the best interests of our stockholders and set forth their determinations in the minutes of the board meetings. Stockholders have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our Board of Directors and may be changed at any time.

     Types of investments

     We intend to invest primarily in quality real properties. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of real properties within our geographic area that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing real property is the potential for future income, we anticipate that the majority of properties we acquire will have both the potential for growth in value and providing cash distributions to stockholders.

     We intend to acquire properties with mortgage or other debt. We may also acquire properties for shares of our common stock. As to real properties purchased using our revolving credit, we anticipate we will incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to restore funds borrowed under our revolving credit.

     We do not intend to incur aggregate indebtedness in excess of 75% of the gross fair market value of our real properties. Fair market value will be determined by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase satisfactory to our Board of Directors.

     Considerations related to possible real property acquisitions

     The following considerations are evaluated by us in relation to potential purchases of real property:

          o geographic location and type;

          o construction quality and condition;

          o potential for capital appreciation;

          o the general credit quality of current and potential tenants;

          o the potential for rent increases;

          o the interest rate environment;

          o potential for economic growth in the tax and regulatory environment of the community in which the property is located;

          o potential for expanding the physical layout of the property;

          o occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

          o prospects for liquidity through sale, financing or refinancing of the real property;

          o competition from existing properties and the potential for the construction of new properties in the area; and

          o treatment under applicable federal, state and local tax and other laws and regulations.

     We will not close the purchase of any property unless and until we obtain an environmental assessment, a Phase I review, for each real property purchased and are generally satisfied with the environmental status of the real property.

     In determining whether to purchase a particular real property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the real property is not purchased, and is normally credited against the purchase price if the real property is purchased.

         In purchasing real properties, we will be subject to risks, including:

          o changes in general economic or local conditions;

          o changes in supply of or demand for similar competing properties in an area;

          o changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

          o changes in tax, real estate, environmental and zoning laws;

          o periods of high interest rates and tight money supply which may make the sale of properties more difficult;

          o tenant turnover; and

          o general overbuilding or excess supply in the market area.

     We anticipate that the purchase price of properties we acquire will vary depending on a number of factors, including size and location. In addition, our cost will vary based on the amount of debt we incur in connection with financing the acquisition. We may not be able to purchase a diverse portfolio of real properties unless we find sources of financing. It is difficult to predict the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount and cost of leverage we use.

     Real property acquisition process

     We intend to acquire real properties using our wholly-owned subsidiaries. In addition to fee simple interests, we may acquire long-term ground leases. Other methods of acquiring a real property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a parcel of real property.

     We currently have a $72.5 million revolving line of credit with a financial institution, which we plan to use to facilitate our acquisition opportunities, with the intention of placing permanent financing on the acquired property at a later date and restoring our revolving line of credit with the proceeds. We believe our line of credit will allow us to secure acquisition contracts faster after we identify a strategic property, and will be an attractive feature of our bids to sellers seeking to complete a sale quickly. As of March 30, 2008, we have approximately $43,000,000 outstanding under our line of credit.

     We may commit to purchase real properties subject to completion of construction in accordance with terms and conditions specified by our Board of Directors. In such cases, we will be obligated to purchase the real property at the completion of construction, provided that (1) the construction conforms to definitive plans, specifications and costs approved by us in advance and embodied in the construction contract and (2) an agreed upon percentage of the real property is leased beforehand. We would receive a certificate of an architect, engineer or other appropriate party, stating that the real property complies with all plans and specifications. Our intent is to leave development risk with the developer.

     If remodeling is required prior to the purchase of a real property, we would anticipate paying a negotiated maximum amount either upon completion or in installments commencing prior to completion. Such amount would be based on the estimated cost of such remodeling. In such instances, we would also have the right to review the seller's books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, an adjustment in purchase price may be negotiated.

     We are not specifically limited in the number or size of real properties we may acquire. The number and mix of properties we may acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our real properties.

     Joint ventures

     We may invest in general partnership and joint venture arrangements with other real estate investors. You should note that there is a potential risk that we or our joint venture partner will be unable to agree on a matter material to the joint venture on joint venture decisions and we may not control the decision. Furthermore, we cannot assure you that we will have sufficient financial resources to exercise any right of first refusal that may be part of a partnership or joint venture agreement.

     Our policies with respect to borrowing

     We presently anticipate that we will borrow funds to acquire real properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties. We will use the proceeds from such loans to restore our revolving credit, which can then be used to acquire additional real properties for the purpose of increasing our cash flow and providing further diversification. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 75% of our real property fair market value. Our Board of Directors reviews our aggregate borrowings to ensure that such borrowings are reasonable in relation to our assets. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to us under the federal tax laws.

     When incurring secured debt, we will seek to incur nonrecourse indebtedness, which means that the lenders' rights in the event of our default generally will be limited to foreclosure on the property that secured the obligation, but we may have to accept recourse financing, where we remain liable for any shortfall between the debt and the proceeds of sale of the mortgaged real property. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our Board of Directors determines it to be in our best interest.

     Our Board of Directors controls our policies with respect to borrowing and may change such policies at any time without stockholder approval.

     Sale or other disposition of our real property

     Our Board of Directors determines whether a particular real property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives.

     When appropriate to minimize our tax liabilities, we may structure the sale of a real property as a "like-kind exchange" under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general policy will be to reinvest in additional real properties proceeds from the sale, financing, refinancing or other disposition of our real properties that represent our initial investment in such real property or, secondarily, to use such proceeds for the maintenance or repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing and refinancing proceeds is to increase the total value of real estate assets that we own, and the cash flow derived from such assets to pay distributions to our stockholders.

     Despite this policy, our Board of Directors may determine to distribute to our stockholders all or a portion of the proceeds from the sale, financing, refinancing or other disposition of real properties. In determining whether any of such proceeds should be distributed to our stockholders, our Board of Directors considers, among other factors, the desirability of real properties available for purchase, real estate market conditions and compliance with the REIT distribution requirements. Alternatively, our Board of Directors may determine not to make distributions of capital.

     In connection with a sale of a property, our preference will be to obtain an all-cash sale price. However, we may accept a purchase money obligation secured by a mortgage on the property as partial payment. There are no limitations or restrictions on our taking such purchase money obligations. The terms of payment upon sale will be affected by custom in the area in which the property being sold is located and the then economic conditions. To the extent we receive notes, securities or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sale proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of. Thus, the distribution of the proceeds of a sale to you as a stockholder, may be delayed until such time. In such cases, we will receive payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

     A real property may be sold before the end of the planned holding period if:

          o in the judgment of our Board of Directors, the value of a property may decline;

          o an opportunity has arisen to improve other or acquire properties;

          o we can increase cash flow through the  disposition  of the property;
     or

          o in our judgment, the sale of the property is otherwise in our best interest.

     The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. We cannot assure you that this objective will be realized. The selling price of a property will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price or if operating expenses increase without a commensurate increase in rent under our gross leases, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

     We do not intend to sell the real properties we acquired from the Bus Companies for a period of 10 years after we made our REIT election, until that is, July, 2017. Under current tax law, if a real property thus acquired is sold within such 10 year period, we would be taxed on the gain from the sale of such real property in the hands of the Bus Companies, and a distribution of any of the profits would be taxed to the stockholder as a dividend. This would result in high and double taxation.

     Purchases of Leases

     To the extent consistent with REIT status, we may acquire long-term ground leases, or master leases for real property we can then sublet as determined by our Board of Directors.

     Making loans and investments in mortgages

     We do not plan to make loans to other entities or persons unless secured by mortgages, although we may advance funds to our subsidiaries. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser. In addition to the appraisal, we will obtain a customary lender's title insurance policy or commitment as to the priority of the mortgage or condition of the title.

     We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including the loans of our company, would exceed an amount equal to 75% of the fair market value of the property, unless we find substantial justification due to the presence of other underwriting criteria.

     Investment in securities

     We will not invest in equity securities of another entity, other than a wholly-owned subsidiary, directly or indirectly, unless our Board of Directors approves the investment as part of a real property investment. We may purchase our own securities if the Board of Directors determines such purchase to be in our best interests. We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and REIT qualification requirements. There are no limitations on the amount or percentage of our total assets that may be invested in any one issuer, other than those imposed by the gross income and asset tests that we must satisfy to qualify as a REIT. In any event, we do not intend that our investments in securities will require us to register as an "investment company" under the Investment Company Act of 1940, and we would intend to divest securities before any registration would be required.

     Changes in our investment objectives

     Subject to the limitations in our charter, our bylaws and the Maryland General Corporation Law ("MGCL"), our business and policies will be controlled by our Board of Directors. Our Board of Directors has the right to establish policies concerning investments and the right, power and obligation to monitor our procedures, investment operations and performance of our company. Thus, stockholders must be aware that the Board of Directors, acting consistently with our organizational documents, applicable law and their fiduciary obligations, may elect to modify our objectives and policies from time to time.

     Distribution policy

     We cannot assure you that we will make distributions. In order to continue to qualify as a REIT for federal income tax purposes, we are required, among other things, to distribute each taxable year at least 90% of our net REIT income, other than net capital gains, but we may be unable to do so.

     We have a policy of making distributions on a quarterly basis. We will seek to avoid, to the extent possible, the fluctuations in distributions that might result if distribution payments were based solely on actual cash received during the distribution period. To implement this policy, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our Board of Directors. Our ability to maintain this policy will depend upon the availability of cash and applicable requirements for qualification as a REIT under the federal income tax laws. Therefore, we cannot assure you that there will be cash available to pay distributions or that distributions will not fluctuate. If cash available for distribution is insufficient to pay distributions to you as a stockholder, we may obtain the necessary funds by borrowing, issuing new securities or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

     To the extent that distributions to our stockholders are made out of our current or accumulated earnings and profits, such distributions would be taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts will constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain.

     One Time Earnings and Profits Distribution

     On August 20, 2007, the Board of Directors of GTJ REIT declared a one time special distribution of accumulated earnings and profits on GTJ REIT's common stock of $6.40 per share, payable in cash and in common stock. For the purposes of the special distribution, our common stock was valued at $11.14. The special distribution totaled $62,057,728. The holders of our shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the "Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of our shares and/or cash the Holders wished to receive as such Holders' respective portion of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution may not be in the proportion of cash and shares they elected, but could be based on a pro ration of the available cash after all elections (ie: not on a first come-first served basis). In October 2007, we paid or accrued approximately $20,000,000 in cash and issued 3,775,400 of our shares, valued at approximately $42,000,000, to our stockholders in connection with the special distribution.

     Portfolio of Real Properties

     165-25 147th Avenue. 165-25 147th Avenue, Jamaica, New York (the "147th Avenue Property") is owned in fee simple. The 147th Avenue Property consists of a 151,068 square foot industrial building located on 6.567 acres. The 147th Avenue Property is comprised of three parcels. The main parcel contains an entire block which is bordered by Rockaway Boulevard to the South, 167th Avenue to the North, 146th Avenue to the West and 147th Avenue to the East. A second parcel is located on the SE corner of 147th Avenue and 167th Street and a third parcel is located on the NE corner of 147th Avenue and 167th Street. The real property is leased to New York City as a bus depot for an initial term of twenty-one years with a first year rent of $2,795,000 which rent escalates to a 21st year rent of $4,092,000. Rent continues to escalate during the following two fourteen year extension terms.

     49-19 Rockaway Beach Boulevard. 49-19 Rockaway Beach Boulevard, Queens, New York (the "Rockaway Beach Property") is owned in fee simple. The Rockaway Beach Property consists of a 28,790 square foot industrial building on 3.026 acres. The Rockaway Beach Property is located on both the north and south side of Rockaway Beach Boulevard. One parcel is located on the South side of Rockaway Beach Boulevard between Beach 47th and Beach 49th Street. This parcel is developed with a 28,790 square foot industrial building. The second parcel which is comprised of six contiguous tax lots is located on the North side of Rockaway Beach Boulevard between Beach 49th Street and Beach 50th Street. The Rockaway Beach property has been leased to New York City as a bus depot for an initial term of 21 years with a first year rent of $605,000 escalating over the term to a 21st year rent of $886,000. The rent escalates during the following two fourteen year extension terms.

     85-01 24th Avenue. 85-01 24th Avenue, East Elmhurst, New York (the "24th Avenue Property") is owned in fee simple. The 24th Avenue Property consists of a 118,430 square foot industrial building on 6.432 acres. The 24thAvenue Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 85th Street to the West and 87th Street to the East in East Elmhurst, New York. The 24th Avenue Property has been leased to New York City as a bus depot for an initial term of 21 years, with a first year rent of $2,585,000 escalating during the term to a 21st year rent of $3,785,000. The rent escalates during the two fourteen year extension terms.

     114-15 Guy Brewer Boulevard. 114-15 Guy Brewer Boulevard, Jamaica, New York (the "Guy Brewer Property") is owned in fee simple. The Guy Brewer Property consists of a 75,800 square foot industrial building on 4.616 acres. The Guy Brewer Property is located on the NE corner of 115th Avenue and Guy Brewer Boulevard in Jamaica, New York. The Guy Brewer Property has been leased to New York City as a bus depot for an initial term of twenty one years with a first year rent of $1,515,000 escalating to a 21st year rent of $2,218,000. Escalations continue during the following two fourteen year renewal terms.

     612 Wortman Avenue. 612 Wortman Avenue, Brooklyn, New York (the "Wortman Property") is owned in fee simple. The Wortman Property consists of an industrial building of 27,250 square feet located on 10.389 acres. The Wortman Property is located along the entire block front surrounded by Wortman Avenue to the North, Cozine Avenue to the Sourth, Fountain Avenue to the East and Montauk Avenue to the West. An additional parcel made up of three tax lots is located along the entire block front bordered by Cozine Avenue, Milford Avenue, Flatlands Avenue and Logan Street. The Wortman Property is primarily leased to

Varsity Bus Co., Inc. ("Varsity Bus") as a bus depot, which purchased certain bus routes and buses from the Bus Companies in 2003 (see "Related Party
Transactions"). Varsity has occupied a portion of the Wortman Property since 2003 based on an oral agreement, and has now entered into a written lease related to its tenancy. Under the lease, Varsity is leasing 195,813 square feet of outdoor parking and approximately 11,852 square feet of indoor maintenance and office space for $231,800 per year from September 2005 to January 2006 and for $311,800 per year from February 2006 to August 2006, increasing by the cost of living index from September 2006 to August 2010, when the term ends. Varsity also pays a 60% share of utility and building maintenance costs. Varsity has the right to terminate the term on six months' notice at an earlier date. Varsity also has the right to lease the space for up to four-five year consecutive extension terms after 2010 at a rental rate equal to 90% of then fair market value at the beginning of the first extension term, with rent for following years at a compounding of annual CPI index increases. The balance of the Wortman Property is occupied by Transit Facility Management, Inc. ("TFM"), a subsidiary of the Company, as a bus depot. TFM operates a fleet of buses. Rent is accrued at the rate of approximately $150,000 per year at the present time for its use of the Wortman Property. In the event TFM is not able to renew its agreement with the Metropolitan Transit Authority, it is anticipated that TFM will vacate its space at the Wortman Property. In such event, we anticipate we will be able to lease such vacated space to one or more third parties for vehicle parking and servicing.

     23-85 87th Street. 23-85 87th Street, East Elmhurst, New York (the "87th Street Property") is owned in fee simple. The 87th Street Property consists of a 52,020 square foot industrial building on 7.016 acres. The 87th Street Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 87th Street to the West and 89th Street to the East in East Elmhurst, New York. The 87th Street Property is leased to Avis Rent-A-Car Systems, Inc. as an automobile leasing and maintenance depot under a lease dated October 31, 2003 with a term ending October 31, 2023, with a base rent of $1,800,000 per year. For the sixth, eleventh and sixteenth years, the base rent will be increased by the greater of 105% of the immediately preceding base rent or the cumulative cost of living index increase for the preceding five years but not in excess of 115% of the immediately preceding base rent. The initial base rent has been reduced to $1,530,000 per year until rezoning takes place at which time the initial base rent will be increased to $1,800,000 per year.

     8 Farm Springs Road. 8 Farm Springs Road, Farmington, Connecticut (the "Farm Springs Property") is owned in fee simple. The Farm Springs Property consists of a 107,654 square foot industrial building on approximately 10.53 acres. The Farm Springs Property has been leased to the Hartford Insurance Company as a an office building for a term of 10 years with current annual rent of $2,161,692 escalating to $2,290,877 in 2012, in which year the lease expires.

     No plans for renovation or improvement

     Our real properties except for the 87th Street Property and the Farm Spring Property, are used as bus depots. We have no plans or obligations to renovate or develop any of our real properties.

     Financing

     On July 2, 2007, we and certain subsidiaries (the "Borrowers") entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement") with ING USA Annuity And Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders are providing multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. Interest on the loan is paid monthly. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010 unless otherwise extended or renewed.

     The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the "Depots") owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (iii) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Company pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc., (ii) Green Acquisition, Inc. pledged its 100% ownership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition, Inc. pledged its 100% ownership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition, Inc. pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. $1,000,000 of the loan is secured by a mortgage in the amount of $1,000,000 on the Depots collectively.

     In addition to customary non-financial covenants, the Borrowers are obligated to comply with the following financial ratio covenants (1) the Borrowers will not permit the ratio of (a) Consolidated net Operating Income for any period of four consecutive Fiscal Quarters to (b) Consolidated Debt Service for such period, to be less than 1.3 to 1.0; (2) the Borrowers will not permit the ratio of (a) Consolidated Net Operating Income from Unencumbered Assets for any period of four consecutive Fiscal Quarters to (b) Consolidated Unsecured Debt Service for such period, to be less than 1.3. to 1.0; (3) the Borrowers will not permit the ratio of (a) Consolidated Debt at any time to (b) Total Assets Value at such time, of (a) Total Unencumbered Assets Value at any time to
(b) Consolidated Unsecured Debt at such time, to be less than 1.5 to 1.0.

     As of March 30, 2008, we had borrowed an aggregate of approximately $43,000,000 under the Loan Agreement.

     Competitive Position of Our Real Properties

     We believe our real properties dedicated to use as bus depots, located in New York City, are in a favorable competitive position, as we believe that there are not many sites in Queens and Brooklyn, New York that are suitable as bus depots or for the mass parking of automobiles. We believe the Farm Springs Property is in a favorable competitive position since it is located in an area of Hartford, Connecticut which also is the residence of many corporate executives, and offers very short commutation times for such persons, and in addition, is close to major highways and has substantial parking.

     Insurance Coverage

     Our real properties are covered under an umbrella liability insurance policy. We believe that our insurance is adequate in amount and coverage.

     Occupancy

     Our real properties are fully occupied. New York City is the sole tenant of four of the real properties, (147th Avenue Property, Rockaway Beach Property, 24th Avenue Property and Guy Brewer Property) Avis Rent A Car is the sole tenant of the fifth real property (87th Property), Varsity Bus is the majority tenant of the sixth real property (Wortman Property), the balance of which is occupied by TFM, and Hartford Life Insurance is the sole tenant of the seventh property (Farm Springs Property). The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operation. Notwithstanding this, it is possible that TFM will not occupy a portion of the Wortman property after September 2008, and we believe we can find another tenant to park and service vehicles at such location.

     Expiration of Our Leases

     The New York City leases expire in 2026 and 2027. The Avis Rent A Car lease expires in 2023. The Hartford lease expires in 2012. Such lease represents approximately 19% of our building space, approximately 22% of our land and approximately 19% of our gross rental income. The Varsity Bus lease expires in 2010. Such lease represents approximately 9% of our building space, 15% of our land and approximately 3% of our gross rental income. The TFM usage is expected to expire in September 2008. As our subsidiary, it does not make rent payments. If such usage terminates as anticipated, we will seek to lease such space as a vehicle depot and maintenance facility.

     Depreciation

     The following table provides information on depreciation of our real property:

                                                                                 Depreciation        Remaining
                                                               Tax Basis         Method              Life
------------------------------------------------------------   ----------------  ------------        ---------
147th Street Property and Rockaway Beach Property              $ 3,448,262       MACRS               20 years
24th Avenue Property                                           $ 1,993,628       MACRS               20 years
Guy Brewer Property                                            $ 2,520,674       MACRS               20 years
Wortman Property and 87th Street Property                      $ 3,589,790       MACRS               20 years

     Real property taxes

     The following table provides information on real property taxes of our real property. We are not planning any improvements to any of the real property.

                                                                                                      Current
                                                                                       Tax            Annual
                                                                                       Rate           Amount
-------------------------------------------------------------------------------       -------       ---------------
147th Street Property                                                                 10.0590    %  $       376,435
Rockaway Beach Property                                                               10.0590    %  $        67,822
24th Avenue Property                                                                  10.0590    %  $       346,281
Guy Brewer Property                                                                   10.0590    %  $       147,809
Wortman Property                                                                      10.0590    %  $       131,281
87th Street Property                                                                  10.0590    %  $       489,180
Farm Springs Property                                                                   2.595    %  $       222,279


     Certain Rental Data

     The following table sets forth certain rental data of our real property. It should be noted that rentals include outdoor parking and indoor maintenance and office space. For purposes of the following, aggregate rent is divided by aggregate square footage used, since the leases do not differentiate between outdoor parking and indoor maintenance and office space. No data prior to 2006 is provided for the real properties leased to New York City since before then, the same were used by the Bus Companies for their bus operations. No data prior to 2003 is provided for the 87th Street Property and Wortman Property, since before then, the same were used by the Bus Companies for their operations.


                                                                                   Rental Per Square
                                                                                   Foot For 2007
                                                                                   Building                Land
-------------------------------------------------------------------------------    ---------------         ---------
147th Avenue Property (New York City)                                               $18.50                 $9.77
Rockaway Beach Property (New York City)                                             $21.01                 $4.59
24th Avenue Property (New York City)                                                $21.83                 $9.23
Guy Brewer Property (New York City)                                                 $19.99                 $7.53
Wortman Property (Varsity Bus lease only)                                           $12.29                 $0.74
87th Street Property (Avis Rent A Car)                                              $29.41                 $5.13
Farm Springs Property (Hartford Insurance)                                          $20.08                 $4.71


     Environmental Matters

     The Company's real property, except for the Farm Springs Property, has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study.

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

     As of December 31, 2007, the Company has recorded a liability of $1,033,136 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

     Our tenants are responsible for environmental conditions which occur during their tenancies, based on the terms of their respective leases.

     Competition for Additional Real Properties

     Our real property operations are subject to normal competition with other investors to acquire real property and to profitably manage such real property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with GTJ REIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than us. Since our real properties are leased under long-term lease arrangements that are not due to expire in the next twelve months, except for a portion of the Wortman property, we do not currently face any immediate competitive re-leasing pressures except for the same.

     Employees

     Our executive offices are located at 444 Merrick Road, Lynbrook, New York. We have four employees involved on a full time or part time basis with respect to its REIT operations we believe that our relationship with such employees is good.

Outdoor Maintenance and Paratransit Business Operations

     We, through our wholly-owned subsidiary, Shelter Express Corp., operate a group of outdoor maintenance businesses and a paratransit business. These are not REIT subsidiaries and are taxed as ordinary businesses. The majority of these operations are based in the New York metropolitan area, with additional operations based in the Los Angeles, California and Phoenix, Arizona metropolitan areas. This group also includes a number of other subsidiaries which are inactive and have little or no assets. The active subsidiaries are described below.

     New York metropolitan area operations

     These operations include MetroClean Express Corp. ("MetroClean"), Shelter Express Corp. ("Shelter Express"), Shelter Electric Maintenance Corp. ("Shelter Electric"), and Transit Facility Management Corp. ("TFM").

     MetroClean

     MetroClean was founded in 1998 and has two major divisions, the outdoor advertising service division and the traffic control services division.

     The outdoor advertising service division provides services to outdoor advertising agencies for which we install and maintain bus shelters, urban panels, banners, murals, kiosks, automated pay toilets, video screens and information centers. The work provided under these contracts is for the installation and maintenance of these structures, as well as the posting of advertisements in their customers' illuminated and nonilluminated display boxes.

     The traffic control services division provides operation support to engineering and construction companies for which it protects road crews working on highways and roadways. With the use of safety barriers and vehicles equipped with protectors and attenuators, our crews secure work areas to allow contractors to conduct their services. Other aspects of this division are the installation of concrete barriers which provide protection and security on highways and buildings. In addition, this division owns and offers for lease bucket trucks, light towers, cargo vans, back-up trucks, display boards, arrow boards, concrete barriers, wooden barriers, man-lifts and under bridge inspection units.

     Shelter Express

     In 2006, a new contract was awarded by New York City to Cemusa USA ("Cemusa"), a Spanish corporation currently doing business in Miami, Boston and San Antonio under the contract. Cemusa is expected to replace the existing 3,200 New York City bus shelters, install over 330 newsstands and construct 20 automated pay toilets. On June 26, 2006, Shelter Express entered into an agreement with Cemusa to provide labor, equipment and supervision to service existing bus shelters throughout New York City. During the five year term, Shelter Express will maintain all shelters existing at the beginning of the term which are not subsequently removed. Removals are expected to begin in year 3 of the term and will be carried out for Cemusa by Shelter Express. Shelter Express is negotiating with Cemusa for the installation and maintenance of replacement shelters. There can be no assurance this latter agreement will be entered into, and Shelter Express does not believe a failure to enter into the same will be materially adverse to its present business.

     Shelter Electric

     Shelter Electric is a licensed electrical contractor which provides support services for the activities of MetroClean Express and Shelter Express and services other customers. Based on the growth and development of outdoor furniture advertising, Shelter Electric clients now also include Clear Channel Outdoor for electrification of bus shelters in Westchester County, New York and wall hangings in malls and Titan Outdoor for outdoor kiosks, CBS Outdoor for urban panels.

     Los Angeles metropolitan area operations

     Shelter Clean, Inc. is based in Los Angeles, California. Shelter Clean, Inc. was established in 2000 and provides support services for outdoor furniture advertisements to advertising agencies. Shelter Clean also engages in the installation, maintenance, posting repair and cleaning of bus shelters, kiosks and other related structures where additional displays are located. Shelter Clean's major contracts at the present time are with CBS Outdoor, JC DeCaux Outdoor, Van Wagner Outdoor, Orange County Transit Authority and the City of Los Angeles Department of Transportation. As part of its services Shelter Clean provides its customers with site selection and marking, permit acquisition and execution, sub-contractor liaison, assembly and installation, record keeping, cost analysis and inventory control. Its services include cleaning, trash containment, damage repair, graffiti removal, glass replacement, lighting repair and repainting.

     Phoenix area operations

         On May 1, 2006 Shelter Clean of Arizona commenced outdoor maintenance operations in Phoenix, Arizona with a three year contract and the possibility of a two year extension option. This operation requires capital expenditures for leased premises and trucks and other equipment. At present, we operate 24 vehicles providing bus shelter maintenance services for the City of Phoenix and other services for the adjoining City of Glendale.

     Transit Facility Management

     TFM is one of several private paratransit bus companies in New York City under contract to the Metropolitan Transit Authority as part of the joint plan between the Metropolitan Transit Authority and the New York City Department of Transportation to provide paratransit service. This service is provided by the Metropolitan Transportation Authority to comply with the Americans with Disabilities Act of 1990. TFM began operating paratransit service in October 2001, providing door-to-door public transportation service to people with disabilities unable to use conventional public transit services. The routes held by TFM include transit services in each of the five boroughs of New York City.

     Starting with a fleet of 50 vans in 2001 TFM has expanded and is now operating 95 vans and 5 sedans with approximately 208,000 service vehicle hours and carrying 303,000 passengers annually. The vans are purchased by the New York City Transit Authority and provided without charge to TFM. These vehicles provide seating capacity for 7 passengers and availability of up to three wheelchair passengers.

     The paratransit service is regulated by the New York City Transit Authority. Based on the need for this particular service for the disabled community, there is growth potential over the next several years. TFM's contract with the Metropolitan Transit Authority, as extended, expires on September 30, 2008. At the present time, TFM's agreement will not be renewed, in which event TFM will wind up its operations following such expiration.

     Employees

     Shelter Express, MetroClean and Shelter Electric had a total of 211 employees as of March 1, 2008, 165 of whom are union members. TFM had 227 employees as of March 1, 2008, 171 of whom are union members. Shelter Clean, Inc. (California) had 90 employees as of March 1, 2008, none of whom are union members. Shelter Clean of Arizona, Inc. had 28 employees as of March 1, 2008, none of whom are union members. The union agreements expire in 2009 for Shelter Electric while Shelter Express and Metro Clean union agreements expire in 2010. TFM's union agreement expires in 2011. We consider our relations with these employees to be good.

     Litigation

     The outdoor maintenance and paratransit businesses are presently not parties to any litigation except litigation in the ordinary course of their business, carrying no material liabilities for such businesses.

     Competition

     Each of the outdoor maintenance businesses faces substantial competition in its respective market. Competition is based on price and level of service. These companies compete with companies with greater financial and physical resources, including greater numbers of vehicles and other equipment. The Company believes that its outdoor services operations are significant in each market in which it operates as a percentage of all such services in the market.

Our Compliance with Governmental Regulations

     Many laws and government regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

     Costs of Compliance with the Americans with Disabilities Act.

     Under the  Americans  with  Disabilities  Act of 1990,  or ADA,  all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay liquidating distributions could be adversely affected.

     Costs of Government Environmental Regulation and Private Litigation.

     Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

     Use of Hazardous Substances by Some of Our Tenants.

     Some of our tenants may handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require the tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

     Other Federal, State and Local Regulations.

     Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make liquidating distributions to our stockholders. We believe, based in part on engineering reports which we generally obtain at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay liquidating distributions could be adversely affected.


ITEM 1A.                         RISK FACTORS


     You should carefully consider the specific factors listed below, together with the cautionary statement under the caption "Cautionary Statement Regarding Forward Looking Statements" and the other information included in this Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, a stockholder may lose all or part of any investment in our common stock.

Risks Related to our Organization and Structure

     Our company is newly formed, which makes our future performance and the performance of your investment difficult to predict.

     Our company was incorporated on June 23, 2006. We have no prior operating history as a REIT. Therefore, our future performance and the performance of an investment in our common stock can not be predicted at this time.

     Our failure to qualify as a REIT would subject us to corporate income tax, which would materially impact funds available for distribution.

     We are operating in a manner so as to qualify as a REIT for federal income tax purposes beginning with the tax year July 1, 2007 to December 31, 2007. Qualifying as a REIT will require us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, you should be aware that while we intend to qualify as a REIT, it is not possible at this early stage to assess our ability to satisfy these various tests on a continuing basis. Therefore, we cannot assure you that our company will in fact qualify as a REIT or remain qualified as a REIT.

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

     We may have to spin off our taxable REIT subsidiaries, which would reduce our value.

     On a going forward basis, at least 75% of our assets must be those which may be held by REITs. Our outdoor maintenance and paratransit business assets, and any other assets we may add to that group, are not qualified to be held directly by a REIT. Accordingly, we may be required, in the future, to spin off these businesses in order to protect our status as a REIT. If we do so, we may be distributing a significant portion of our assets, which could materially and adversely affect the value of our common stock. It should be noted, however, that such distribution would be made to the then holders of our common stock.

Real property business risks

     The majority of our real properties are currently comprised of six rentable real properties in the New York area, and we may not grow or diversify our real estate portfolio substantially in the future, leaving us vulnerable to New York area problems.

     We own seven income producing real properties, six of which are located in New York City and one of which is located near Hartford, Connecticut. The six New York City real properties are commercial and are located in Queens and Brooklyn, New York. New York City is the sole tenant of four of the properties. The lack of diversity in the properties which we own, and their principal tenant, New York City, should we not diversify, could increase your risk of owning our shares. Adverse conditions at that limited number of properties or in the location in which the properties exist would have a direct negative impact on your return as a stockholder.

Negative characteristics of real property investments

     Financing of our real property could lead to loss of the same if there is a default.

     The growth and diversification of our real property business is expected to be financed by borrowed funds. We may borrow sums up to 75% of the value of our real property portfolio. Such loans may result in substantial interest charges which can materially reduce distributions to our stockholders. The documentation related to such loans is expected to contain covenants regulating the manner in which we may conduct our businesses and may restrict us from pursuing opportunities which could be beneficial to our stockholders. In addition, if we are unable to meet our payment or other obligations to our lenders, we risk loss of some or all of our real property portfolio.

     We depend upon our tenants to pay rent in a timely manner, and their inability or refusal to pay rent will substantially reduce our collections and payment of our indebtedness, leading to possible defaults, and reduce cash available for distribution to our stockholders.

     Our real property, particularly those we may purchase in the future, will be subject to varying degrees of risk that generally arise from such ownership. The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability or unwillingness to do so may be impacted by employment and other constraints on their finances, including debts, purchases and other factors. Additionally, the ability of commercial tenants of commercial properties would depend upon their ability to generate income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants' ability to make lease payments and consequently would substantially reduce both our income from operations and our ability to make distributions to you. These changes include, among others, the following:

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

     If we are unable to find tenants for our properties, particularly those we may purchase in the future, or find replacement tenants when leases expire and are not renewed by the tenants, our revenues and cash available for distribution to our stockholders will be substantially reduced.

     Competition may adversely affect acquisition of properties and leasing operations. We compete for the purchase of commercial property with many entities, including other publicly traded REITs. Many of our competitors have substantially greater financial recourses than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals. We may incur costs on unsuccessful acquisitions that we will not be able to recover. The operating performance of our property acquisitions may also fall short of our expectations, which could adversely affect our financial performance.

     If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases. As a result, our results of operations and cash flow may be adversely affected.

     Lack of diversification and liquidity of real estate will make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

          Our business is subject to risks associated with investment primarily in real property. Real property investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We cannot assure you that we will be able to dispose of a property when we want or need to. Consequently, the sale price for any property we may purchase in the future may not recoup or exceed the amount of our investment.

     Our real property portfolio currently includes six real properties which have been, and continue to be, used as a bus depot or automobile facility and has certain environmental conditions resulting in continuing exposure to environmental liabilities.

     Generally our real property have had activity regarding removal and replacement of underground storage tanks and soil removal. Upon removal of the old tanks, any soil found to be unacceptable was heated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place. Closures of existing New York State Department of Environmental Control spill numbers may be warranted if it can be shown that the remaining degree of impact is non threatening and within acceptable levels. Each of the properties is in a commercial zone and is still used as a transit depot including maintenance of vehicles. We can not assess what further liability may arise from these sites.

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

     You may not receive any distributions from the sale of one of our properties, or not receive such distributions in a timely manner, because we may have to provide financing to the purchaser of such property, resulting in an inability or delay of distributions to stockholders.

     If we sell a property or our company, you may experience a delay before receiving your share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be available for distribution until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, you may experience a delay in the distribution of the proceeds of a sale until such time.

     Our outdoor maintenance businesses and paratransit business depend on large direct or indirect municipal contracts, which are subject to the conduct of customers and municipalities and require substantial capital, which may be difficult to obtain.

     We operate several outdoor maintenance businesses including bus shelters, bill boards advertising displays and outdoor construction and maintenance support. Much of this business is related to large customer contracts with municipalities. The loss by customers of one or more of those contracts would have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risk related to additional investment, the capital may have to be funded by borrowing or asset sales since funding from our REIT operations is not likely, increasing the cost of such capital.

     There will be a discontinuance of our paratransit operations

     In February 2008, we were notified by the New York City Transit Agency of the Metropolitan Transit Authority (the "Agency") that a Request for Proposal to renew our existing paratransit service contract after September 30, 2008 would not be considered by the Agency. We are determining what action it should take in response to such notification. The paratransit operations have contributed losses to our operations for relevant periods. However, we had made a bid for a new contract commencing after September 30, 2008, which, if accepted, would have resulted in profitable operations. The paratransit operations represent about 25% of our non-REIT revenues.

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

Risks related to our common stock

     The absence of a public market for our common stock will make it difficult for a stockholder to sell shares, which may have to be held for an indefinite period.

     Prospective stockholders should understand that our common stock, is illiquid, and they must be prepared to hold their shares of common stock for an indefinite length of time. There has been no public market for our common stock, and initially we do not expect a market to develop. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While our Board of Directors may attempt to cause our common stock to be listed or quoted in the future, there can be no assurance that this event will occur. Accordingly, stockholders will find it difficult to resell their shares of common stock. Thus, our common stock should be considered a long-term investment. In addition, there are restrictions on the transfer of our common stock. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons at all times and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals and certain entities at all times. Our charter provides that no person may own more than 9.9% of the issued and outstanding shares of our common stock. Any attempted ownership of our shares that would result in a violation of one or more of these limits will result in such shares being transferred to an "excess share trust" so that such shares will be disposed of in a manner consistent with the REIT ownership requirements. In addition, any attempted transfer of our shares that would cause us to be beneficially owned by less than 100 persons will be void ab initio (i.e., the attempted transfer will be considered to never have occurred).

     Our stockholders' interests may be diluted by issuances under our 2007 Incentive Award Plan and other common stock issuances, which could result in lower returns to our stockholders.

     We have adopted the 2007 Incentive Award Plan, under which 1,000,000 shares of common stock is reserved for issuance, and under which we may grant stock options, restricted stock and other performance awards to our officers, employees, consultants and independent directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders' investments.

     In addition, our Board of Directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock, or shares of preferred stock on which it can set the terms, and to raise capital through the issuance of options, warrants and other rights, on terms and for consideration as the Board of Directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution to stockholders. The Board of Directors may, in its sole discretion, authorize us to issue common stock or other interests or our securities to persons from whom we purchase real property or other assets, as part or all of the purchase price. The Board of Directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of property or services provided, or to be provided, to us.

Federal income tax requirements

     The requirement to distribute at least 90% of our net income may require us to incur debt, sell assets or issue additional securities for cash, which would increase the risks associated with your investment.

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

     Distributions may include a return of capital, or an amount which would be taxable as a capital gain to our stockholders.

     Distributions payable to stockholders may include a return of capital, as distinct from a return on capital. To the extent that our distributions exceed our undistributed earnings and profits, such amounts will constitute a return of capital for federal income tax purposes, to the extent of a stockholder's basis in the stock, and thereafter will constitute capital gain. We borrowed approximately $20,000,000 to make a portion of the $20 million cash payment as part of the one-time special distribution of earnings and profits. In addition, we may be required, in the future to borrow to make all or a portion of the distribution of real property related income required to retain its status as a REIT, or in the alternative, to sell equity securities to obtain funds for such purpose.

Acquisition risks

     Our inability to identify or find funding for acquisitions could prevent us from diversification or growth and could adversely impact the value of an investment in us.

     We may not be able to identify or obtain financing to acquire additional real properties. We are required to distribute at least 90% of our net income, excluding net capital gains, to our stockholders in each taxable year, and thus our ability to retain internally generated cash is very limited. Also, acquisition capital may be required by our outdoor maintenance and paratransit businesses. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt financing from third parties or the sellers of properties.

     If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of additional properties. If we place mortgage debt on our current properties, we will run the risk of being unable to refinance the additional properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income would be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital.

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

     Joint venture investments may involve risks not present in a direct acquisition, including, for example:

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

Borrowings may increase our business risks

     Income distributions may cause us to borrow, resulting in borrowing costs and risk of defaults.

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

     In addition, in October, 2007, we utilized $20,000,000 from our ING loan facility in connection with our distribution of undistributed historical earnings and profits to our stockholders.

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

     Debt service increases the expense of operations since we will be responsible for retiring the debt and paying the attendant interest, which may result in decreased cash available for distribution to you as a stockholder. In the event the fair market value of our properties were to increase, we could incur more debt without a commensurate increase in cash flow to service the debt. In addition, our Board of Directors can change our policy relating to the incurrence of debt at any time without stockholder approval.

     We will incur indebtedness secured by our properties, which may subject our properties to foreclosure in the event of a default.

     Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings to acquire properties would be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. Such taxes would be payable by us if the sale was of our current real properties and took place within 10 years after our REIT election. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

     Increases in interest rates will increase the amount of our debt payments and increased interest payments will adversely affect our ability to make cash distributions to our stockholders.

     A change in economic conditions which results in higher interest rates would increase debt service requirements on variable rate debt and could reduce the amounts available for distribution to you as a stockholder. A change in economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

     Difficulty obtaining permanent financing would limit the possible growth in our real property operations.

     The United States is presently experiencing a reduction in available credit. When we acquire real property using our revolving credit facility, we plan to refinance the same with permanent mortgage lending on the real property.

If due to a lending contraction we are unable to find such financing with terms acceptable to us, we would be unable to restore the borrowings made under our revolving credit facility and we would be limited in further acquirements of real property. At the present time, we have approximately $30 million available for such purpose under our revolving credit facility.

Our ability to change policies without a stockholder vote

     Our policies, including the limits on debt, may be changed or eliminated by our Board of Directors at any time without a vote of our stockholders.

     Our policies, including policies intended to protect you as a stockholder and the policies described in this annual report with respect to acquisitions, financing, limitations on debt and investment limitations, have been determined by our Board of Directors and can be changed at any time without a vote of our stockholders or notice to you as a stockholder if our Board of Directors so determines in the exercise of its duties. Therefore, these policies and limitations may not be meaningful to protect your interests as a stockholder.

Possible adverse consequences of limits on ownership and transfer of our shares

          The limitation on ownership of our stock in our charter will prevent you from acquiring more than 9.9% of our common stock and may force you to sell common stock back to us.

     Our charter limits the beneficial and constructive ownership of our capital stock by any single stockholder to 9.9% of the number of outstanding shares of each class or series of our stock including our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits the beneficial or constructive ownership of our capital stock by any stockholder that would result in (1) our capital stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our capital stock, applying broad attribution rules imposed by the federal tax laws, (3) our company otherwise failing to qualify as a REIT for federal tax purposes. In addition, any attempted transfer of our capital stock that would result in the Company being beneficially owned by less than 100 persons will be void ab initio (i.e., such transfer will be considered to never have happened). If you acquire shares in excess of the ownership limits or in violation of the ownership limitations, we:

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

Anti-takeover provisions related to us

     Our Stockholder Rights Agreement is designed to discourage takeover attempts without approval of our Board of Directors, which could discourage a potential takeover bid and the related payment to our stockholders.

     The Stockholder Rights Agreement provides that a right is deemed to be issued and outstanding in conjunction with each outstanding share of our common stock. If any person or group, as defined in the agreement, acquires more than 15% of our outstanding common stock without the approval of our Board of Directors, each holder of a right, other than such 15% or more holder(s), will be entitled to purchase 1000th of a share of our Series A preferred stock for $50.00 which is convertible into our common stock at one-half of the market value of our common stock, or to purchase, for each right, $50.00 of our common stock at one-half of the market value. The effect of this provision is to materially dilute the holdings of such 15% or more holders and substantially increase the cost of acquiring a controlling interest in us. These types of provisions generally inhibit tender offers or other purchases of a controlling interest in a company such as ours.

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

     Our ability to issue preferred stock with terms fixed by the Board of Directors may include a preference in distributions superior to our common stock and also may deter or prevent a sale of our company in which a stockholder could otherwise profit.

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

     Maryland anti-takeover statute restrictions may deter others from seeking to acquire our company in a transaction in which a stockholder could profit.

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

     Because of our staggered Board of Directors, opposition candidates would have to be elected in two separate years to constitute a majority of the Board of Directors, which may deter a change of control from which a stockholder could profit.

     We presently have a seven person Board of Directors. Each director has or will have a three year term, and only approximately one-third of the directors will stand for election each year. Accordingly, in order to change a majority of our Board of Directors, a third party would have to wage a successful proxy contest in two successive years, which is a situation that may deter proxy contests.

     Certain provisions of our charter make stockholder action more difficult, which could deter changes beneficial to our stockholders.

     We have certain provisions in our charter and bylaws that require super-majority voting and regulate the opportunity to nominate directors and to bring proposals to a vote by the stockholders.


ITEM 1B.                        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                           PROPERTIES


Portfolio of Real Estate Investments

     The following table sets forth information relating to each of our real estate investments in addition to the specific mortgages encumbering the properties:


----------------------------------------------------------------------------------------------------------------------
                                 Portfolio of Real Properties as of March 30, 2008:

----------------------------------------------------------------------------------------------------------------------
Property and        Year          Leasable space    Average Annual   Total            Mortgage       Depreciated
Location            Acquired      - approximate     Occupancy Rate   Annualized       Balance        Cost of Land,
                                  sq. ft.                            Rents Based on   $(000)         Buildings &
                                                                     Occupancy                       Equipment $(000)
                                                                     $(000)
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------
147th Avenue        A             Building 151,068       100%        $2,795,000       $1,000 B       $   749,000
Property,                         Land 286,057
Jamaica, NY
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------
Rockaway Beach      A             Building 28,790        100%        $  605,000       $1,000 B       $   558,000
Property, Queens,                 Land 131,802
NY
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------
24th Avenue         A             Building 118,430       100%        $2,585,000       $1,000 B       $39,083,000
Property,                         Land 280,180
Elmhurst, NY
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------
Guy Brewer          A             Building 75,800        100%        $1,515,000       $1,000 B       $23,106,000
Property,                         Land 201,078
Jamaica, NY
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------
Wortman Property,    A            Building 27,250        100%        $  334,936       $0             $14,468,000
Brooklyn, NY                      Land 452,535
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------
87th Street         A             Building 52,020        100%        $1,584,665       $0             $ 9,024,000
Property, East                    Land
Elmhurst, NY                      309,142
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------
Farm Springs        2008          Building 107,654       100%        $2,161,292       $0             Not presently
Property,                         Land 458,687                                                       available.
Hartford, CT
------------------- ------------- ----------------- ---------------- ---------------- -------------- -----------------

A. Acquired by the Company in 2007 upon the reorganization. The Bus Companies acquired these properties from 10 to 70 years ago.

B. These properties are all subject to a mortgage to ING in the principal amount of $1,000,000.

For additional  information about our portfolio of real estate investments,  see
Item 1 - Business-Portfolio of Real Properties.

Insurance

     We believe that we have property and liability insurance with reputable, commercially rated companies. We also believe that our insurance policies contain commercially reasonable deductibles and limits, adequate to cover our properties. We expect to maintain this type of insurance coverage and to obtain similar coverage with respect to any additional properties we acquire in the near future. Further, we have title insurance relating to our properties in an aggregate amount that we believe to be adequate.

Regulations

     Our real properties, as well as any other real properties that we may acquire in the future, are subject to various federal, state and local laws, ordinances and regulations. They include, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our properties.

Real Property Used By Us in Our Businesses

The real properties used by us for the day to day conduct of our business are as follows (all of which are leased):


     ------------------------------ ------------------------- ------------------------ -------------------------
                                    Square Footage/           Monthly Rent/
     Location                       Facility                  Expiration               Purpose
     ------------------------------ ------------------------- ------------------------ -------------------------
     Lynbrook, NY                   7,000 office              $16,713 / 8/31/10        Executive Offices
     ------------------------------ ------------------------- ------------------------ -------------------------
     Long Island City, NY           14,000 building on        $16,667 / monthly        Shelter Express Corp,
                                    50,000 lot                                         MetroClean New York,
                                                                                       Shelter Electric Corp.
     ------------------------------ ------------------------- ------------------------ -------------------------
     Long Island City, NY           6,000  lot                $4,000 / 1/31/10         Shelter Electric Corp.
     ------------------------------ ------------------------- ------------------------ -------------------------
     New Rochelle, NY               13,000 building and land  $6,382.57 / 7/31/13      Metroclean Express Corp
                                                                                       New York
     ------------------------------ ------------------------- ------------------------ -------------------------
     Wortman Avenue, NY             144,533 square feet       $12,500 / monthly        TFM
     ------------------------------ ------------------------- ------------------------ -------------------------
     Phoenix, AZ                    6,200 building on         $3,200 / 4/30/09         Shelter Clean of
                                    20,478 lot                                         Arizona, Inc.
     ------------------------------ ------------------------- ------------------------ -------------------------
     Burbank, CA                    10,000 building on        $10,000                  Shelter Clean, Inc.
                                    20,000 lot                per month
                                    / 4/30/10
     ------------------------------ ------------------------- ------------------------ -------------------------
     Signal Hill, CA                6,256 building on         $5,000 per month /       Shelter Clean, Inc.
                                    20,250 lot                6/30/10
     ------------------------------ ------------------------- ------------------------ -------------------------

ITEM 3.                         LEGAL PROCEEDINGS

     On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of:
Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. In March 2008, certain pre-trial discovery was ordered by the Court and provided by the Bus Companies. In addition, a tentative hearing date was set for early September, 2008.

     Collectively, the Claimants have been paid $1,351,120 pursuant to the Registrant's good faith offer. The Claimants would have received approximately 241,272 shares of the Registrant's common stock following the mergers of the Bus Companies. The Registrant's ultimate liability cannot presently be determined. The Registrant is vigorously defending the action. In addition, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer. These shareholders would have received approximately 62,208 shares.

     In addition to the above, we are involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Registrant's financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Market for Common Equity

     There is no public market for our common stock, and we do not expect a market to develop in the near future. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system in any established market either immediately or at any definite time in the future. Therefore, it is likely that a stockholder may not be able to sell such stockholder's common stock at a time or price acceptable to the stockholder.

Outstanding Common Stock and Holders

     As of March 30, 2008, we had 13,472,281 shares issued and outstanding, held by approximately 384 shareholders of record.

Distributions

     Our Board of Directors declares and pays distributions on a quarterly basis. For the period July 1, 2007 (the date as of which we elected REIT status) to December 31, 2007, we declared aggregate distributions of $0.215, per share to the holders of record. This does not include a one time special distribution of accumulated earnings and profits of $6.40 per share paid in October, 2007. The following table shows the declaration dates and the amounts distributed per share.

-------------------------------------- ---------------------------------------- --------------------------------------
Declaration Date                       Distribution Date                        Amount Paid Per Share
-------------------------------------- ---------------------------------------- --------------------------------------
September 30, 2007                     October 15, 2007                         $0.11
-------------------------------------- ---------------------------------------- --------------------------------------
December 20, 2007                      January 15, 2008                         $0.105
-------------------------------------- ---------------------------------------- --------------------------------------
                                       Total                                    $0.215
-------------------------------------- ---------------------------------------- --------------------------------------

     Although we intend to continue to declare and pay quarterly distributions, no assurances can be made as to the amounts of any future payments. The declaration of any future distributions is within the discretion of the Board of Directors and will be dependent upon, among other things, our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of distributions are (i) the requirement of the Internal Revenue Code that a REIT distribute to shareholders at least 90% of its REIT taxable income, and (ii) the amount of available cash.

Equity Compensation Plan Information

     We have reserved 1,000,000 shares of common stock for issuance under our 2007 Incentive Award Plan. The 2007 Incentive Award Plan was approved by our stockholders on February 7, 2008. We have not issued any shares of common stock under this plan. See Item 11 of this Report Form 10-K for additional information regarding our 2007 Stock Incentive Plan.

     The following information is provided as of December 31, 2007 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:


------------------------------ --------------------------- --------------------------- -------------------------------
                               (a)                         (b)                         (c)
------------------------------ --------------------------- --------------------------- -------------------------------
                                                                                        Number of securities
                                                                                        remaining available for
                                Number of securities to    Weighted-average exercise    future issuance under equity
                                be issued upon exercise    price of outstanding         compensation plans (excluding
                                of outstanding options,    options warrants and         securities reflected in
                                warrants and rights        rights                       column (a)
------------------------------ --------------------------- --------------------------- -------------------------------
Plan category
------------------------------ --------------------------- --------------------------- -------------------------------
Equity compensation plans
approved by security holders
(1)                                     255,000                      11.14                        745,000
------------------------------ --------------------------- --------------------------- -------------------------------
Equity compensation plans
not approved by security
holders                                    -                           -                             -
------------------------------ --------------------------- --------------------------- -------------------------------
Total                                   255,000                        -                          745,000
------------------------------ --------------------------- --------------------------- -------------------------------

(1) This equity compensation is under the 2007 Stock Incentive Award Plan. The Plan was approved by stockholders on February 7, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

     We did not have a plan for the purchase of any shares of our common stock, and did not purchase any of the same in the year ended December 31, 2007.

ITEM 6.                         SELECTED FINANCIAL DATA

     The following selected financial data as of and for the year ended December 31, 2007 are derived from our financial statements and the notes thereto both of which appear elsewhere in this annual report that have been audited by Weiser LLP, our independent registered public accounting firm. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and notes thereto.

Selected Financial Data
(in thousands, except per share data)

Year Ended December 31,                      2007            2006           2005            2004             2003
--------------------------------------    ------------    -----------    -----------    -------------    -------------
Balance Sheet Data:
Total Assets                              $   124,697     $ 23,942       $  27,082      $   27,397       $    26,360
                                          ============    ===========    ===========    =============    =============
Notes Payable and Credit Facility         $    20,000     $      -       $       -      $        -       $         -
                                          ============    ===========    ===========    =============    =============

Operating Data:
Total Revenues                            $    43,072     $  3,908       $       -      $        -       $         -
                                          ============    ===========    ===========    =============    =============
Total Expenses                            $    36,420     $    940       $     317      $      332       $       357
                                          ============    ===========    ===========    =============    =============
Income (Loss) from Continuing
Operations                                $     5,724     $  1,551       $     389      $       63       $   (3,404)
                                          ============    ===========    ===========    =============    =============

Per Share Data:
Income from Continuing Operations
Basic and Diluted                         $      0.70     $  411.29      $  103.20      $    16.64       $  (878.66)
                                          ============    ===========    ===========    =============    =============

Other Data:
Net Cash Flow (Used in) Provided by:
Operating activities                      $     (279)     $  (2,619)     $  (1,846)     $    1,267       $     2,427
                                          ============    ===========    ===========    =============    =============

Investing Activities                      $     7,957     $   11,427     $     (32)     $     (71)       $     (844)
                                          ============    ===========    ===========    =============    =============
Financing Activities                      $   (5,277)     $    (300)     $    (301)     $     (42)       $     (606)
                                          ============    ===========    ===========    =============    =============


ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under "Forward-Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements and notes appearing elsewhere in this filing.

Executive Summary

     The Company, a REIT, is a fully integrated, self-administered and self-managed real estate company, engaged in the acquisition, ownership and management of real properties. The Company currently owns seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which is used by one of the Company's subsidiaries and also leased to a commercial tenant. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 ("RMA"), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. In addition, the Company owns a group of outdoor maintenance businesses and a paratransit business. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

     The  Company  continues  to  seek   opportunities  to  acquire   stabilized
properties.  To the  extent  it is in the  interests  of our  stockholders,  the

Company will seek to invest in a diversified portfolio of real properties within the Company's geographic area that will satisfy the Company's primary investment objectives of providing the Company's stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing property is the potential for future income, the Company anticipates that the majority of properties that it will acquire will have both the potential for growth in value and provide for cash distributions to stockholders.

Critical Accounting Policies

     Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company.

     Revenue Recognition-Real Estate Operations:

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,"Accounting for Leases", as amended, referred to herein as SFAS 13. SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

     Property   operating  expense   recoveries  from  tenants  of  common  area
maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

     Revenue Recognition--Outside Maintenance and Shelter Cleaning Operations:

     Cleaning and maintenance revenue is recognized upon completion of the related service.

     Revenue Recognition--Paratransit Operations:

     Paratransit   revenues  are  recognized  upon  completion  of  the  related transportation service.


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

     Real Estate Investments:

     Real estate assets are stated at cost, less accumulated depreciation and amortization. All capitalizable costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

     Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, "Business Combinations." The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

     Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

     Asset Impairment:

     The  Company  applies  SFAS No.  144,  "Accounting  for the  Impairment  or
Disposal of Long-Lived Assets", to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

     Income Taxes:

     Effective July 1, 2007, the Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements as defined under Section 856 through 860 of the Code.

     In connection with Tax Relief Extension Act of 1999 ("RMA"), the Company is permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such the Company is subject to federal, state and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     Results of Operations

     The following results of operations pertain solely to Green Bus Company, Inc., and Subsidiary for the years ended December 31, 2005 and 2006 and the period January 1, 2007 to March 31, 2007 and GTJ REIT, Inc. for the period April 1, 2007 to December 31, 2007. The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in the accompanying consolidated statements of income of the Company for the year ended December 31, 2007 as such amounts were not deemed to be material in relation to the Company's consolidated financial statements as a whole.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

     The following table sets forth the results of operations of the Company for the years indicated (in thousands):

                                                                  Years Ended December 31,
                                                          ----------------         ---------------
                                                                2007                    2006
                                                          ----------------         ---------------
Revenues:
    Property rentals                                   $             9,451   $             3,908
    Outdoor maintenance and cleaning operations                     24,084                     -
    Paratransit operations                                           9,537                     -
                                                          ----------------         ---------------
         Total revenues                                             43,072                 3,908
Operating expenses:
    General and administrative expenses                              9,167                   659
    Equipment maintenance and garage expenses                        3,612                     -
    Transportation expenses                                          7,240                     -
    Contract maintenance and station expenses                       10,778                     -
    Insurance and safety expenses                                    2,724                     -
    Operating and highway taxes                                      1,758                     -
    Other operating expenses                                           575                     -
    Depreciation and amortization expense                              566                   281
                                                          ----------------         ---------------
         Total operating expenses                                   36,420                   940
         Operating income                                            6,652                 2,968
Other income (expense):
    Interest income                                                    887                     -
    Interest and debt expense (including
    amortization of deferred financing
    costs of $101)                                                    (812)                    -
    Change in insurance reserves                                       254                     -
    Other                                                             (127)                    -
                                                          ----------------         ---------------
       Total other income (expense):                                   202                     -
Income from continuing operations before income
taxes and equity in earnings (loss) of affiliated
companies                                                            6,854                 2,968
Provision for income taxes                                          (1,190)                 (916)
Equity in earnings (loss) of affiliated companies,
net of tax                                                              60                  (501)
                                                          ----------------         ---------------
Income from continuing operations                                    5,724                 1,551

Discontinued Operation:
    Loss from operations of discontinued
    operation, net of taxes                                           (324)               (7,995)
    Gain on sale of discontinued operation, net of
    taxes                                                                -                 8,269
                                                          ----------------         ---------------
    (Loss) income from discontinued operation, net
    of taxes                                                          (324)                  274
Net income                                             $             5,400   $             1,825
                                                          ================         ===============

     Property Rental Revenues

     Property rentals revenue of $9,451,000 for the year ended December 31, 2007, primarily represents revenue from the Company's rental properties. Property rental for the year ended December 31, 2006 represented revenue only from Green which had rental operations revenue of $3,908,000.


     Outside Maintenance Operations Revenues

     Outside Maintenance Operations revenue of $24,084,000 for the year ended December 31, 2007 represents revenue from the Company's Outdoor Maintenance and Cleaning Operations segment. There were no comparable revenues in 2006.

     Paratransit Operations Revenues

     Paratransit Operations revenue of $9,537,000 for the year ended December 31, 2007, represents revenue from the Company's Paratransit Operations. There were no comparable revenues in 2006.

     Operating Expenses

     Operating expenses for the year ended December 31, 2007 were $36,420,000 versus $940,000 for the year ended December 31, 2006. Operating expenses for 2007 included expenses for the newly merged company, whereas operating expenses for 2006 only included the expenses of Green.

     Other Income (Expense)

     Other income for the year ended December 31, 2007 was income of $202,000 versus $0 for the year ended December 31, 2006, as other income (expense) for the year ended December 31, 2006 aggregated an expense of $8,269,000 which was included in discontinued operations, which primarily pertains to the pension related expenses that were recorded in 2006.

     Provision for Income Taxes

     The provision for income taxes represents federal, state and local taxes on income before income taxes. The provision for income taxes was $1,190,000 for an effective tax rate of 17.4% for the year ended December 31, 2007 and $916,000 for an effective tax rate of 51.0% for the year ended December 31, 2006.

     Equity in Earnings (Loss) Of Affiliated Companies, Net of Taxes

     Equity in earnings of affiliated companies, net of taxes was $60,000 for the year ended December 31, 2007 compared to a loss $501,000 for the year ended December 31, 2006. Since the affiliated companies are owned 100% by the Company after the reorganization on March 29, 2007, the results of operations of such former affiliated companies are included in the consolidated results of operations of the Company.

     Loss from Discontinued Operation, Net of Taxes

     (Loss) income from discontinued operation, net of taxes reflects the operating results of Green's bus operations. The discontinued operation reflected a loss of $324,000 for the year ended December 31, 2007. The 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income. The discontinued operation reflected a loss from operations of $7,995,000 offset by the gain from the sale of the discontinued operation of $8,269,000 for the year ended December 31, 2006 resulting in net income from discontinued operations of $274,000.

     Net Income

     For the year ended December 31, 2007, the Company had net income of $5,400,000 versus net income of $1,825,000 for the year ended December 31, 2006. Net income for 2007 is attributable to continuing operations of $5,724,000 and loss from discontinued operations of $324,000. The net income for 2006 is attributable to income from continuing operations of $1,551,000 and income from discontinued operations of $274,000.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

     The following table sets forth the results of operations of the Company for the years indicated (in thousands):

                                                                                       Year Ended December 31,
                                                                                      2006                  2005
                                                                                ------------------     ---------------
                                                                                          $ 3,908               $   -
Property rentals revenue
                                                                                ------------------     ---------------
Operating expenses:
      General and administrative expenses                                                     659                   -
      Depreciation and amortization expense                                                   281                 317
                                                                                ------------------     ---------------
         Total operating expenses                                                             940                 317
         Operating income (loss)                                                            2,968                (317)
                                                                                ------------------     ---------------
Income from continuing operations before income taxes and equity in earnings
(loss) of affiliated companies                                                              2,968                (317)
Provision for income taxes                                                                   (916)               (684)
Equity in earnings (loss) of affiliated companies, net of tax                                (501)              1,390
                                                                                ------------------     ---------------
Income from continuing operations                                                           1,551                 389

Discontinued Operation:
    (Loss) income from operations of discontinued operation, net of taxes                  (7,995)              1,338

    Gain on sale of discontinued operation, net of taxes                                    8,269                   -
                                                                                ------------------     ---------------
    Income from discontinued operation, net of taxes                                          274               1,338
Net Income                                                                                $ 1,825             $ 1,727
                                                                                ==================     ===============


     Property Rentals

     Operating revenue and subsidies for 2006 represents rental income from New York City for the recently signed leases for Green's real properties. Such leases were not applicable in 2005.

     General and Administrative Expenses

     For 2006, general and administrative expenses were $659,000 and were primarily related to $462,000 of environmental clean-up costs and professional fees and other expenses totaling $197,000. There were no such expenses in 2005.

     Depreciation and Amortization Expense

     For 2006, depreciation and amortization expense decreased by $36,000 from $281,000 in 2006 to $317,000 in 2005. Depreciation and amortization expense represents depreciation on Green's owned real properties.

     Provision for Income Taxes

     The provision for income taxes represents federal, state, and local taxes on income before income taxes. For 2006, the provision for taxes was $916,000 compared to a provision for taxes of $684,000 in 2005.

     Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

     For 2006, equity in earnings (loss) of affiliated companies, net of tax was ($501,000), versus $1,390,000 for 2005, for a decrease of $1,891,000. The decrease was related to decreased earnings from Green's forty percent interest in GTJ and Command.

     Income from Discontinued Operation, Net of Tax

     Income from discontinued operation, net of tax reflects the operating results of Green's bus operations. For 2006, the discontinued operation reflected a loss from operations of $7,995,000 offset by the gain from the sale of the discontinued operation of $8,269,000 versus income from discontinued operations of $1,338,000 in 2005.

     Gain on Sale of Discontinued Operation, Net of Taxes

     Gain on sale of discontinued operation, net of taxes reflects the gain on the sale of Green's bus operations to New York City in 2006.

     Net Income

     For 2006, Green had net income of $1,825,000 versus net income of $1,727,000 for 2005. The change was due to the factors discussed above.

Liquidity and Capital Resources

     At December 31, 2007, the Company had unrestricted cash and cash equivalents of $11,920,000 compared to $9,519,000 at December 31, 2006. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows; the Company also has used its secured revolving credit facility for these purposes. The Company believes that its net cash provided by operations, coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for 2008 and to meet its dividend requirements to maintain its REIT status.

     Financings

     On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial

Lenders made an initial $17,000,000 term loan. In addition to the initial term loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest rate on both loans aggregates to 6.59% per annum. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. The revolving credit under the Loan Agreement has a maximum amount of $54,500,000.

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

     As March 31, 2008, $43,214,528 was outstanding under this Loan Agreement.

     Earnings and Profit Distribution

     In 2007, the Company was required to make a one-time distribution of undistributed historical earnings and profits of the Bus Companies. On August 20, 2007, the Board of Directors of GTJ REIT declared a special distribution of accumulated earnings and profits on GTJ REIT's common stock of $6.40 per GTJ REIT share, payable in $20,000,000 of cash and in 3,775.400 shares of GTJ REIT common stock. For the purposes of the special distribution, common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and distributed to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into GTJ

REIT. The special distribution aggregated $62,060,000. The holders of GTJ REIT shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the
"Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of GTJ REIT shares and/or cash the Holders wished to receive as their respective portion of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and GTJ REIT shares they elected, but could be based on a pro ration of the available cash after all elections (ie: not on a first come-first served basis). GTJ REIT calculated the proportion of cash and GTJ REIT shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.

     In October 2007, cash of $20,000,000 and shares of 3,775,400 of GTJ REIT stock, valued at an estimated $42,060,000 were distributed, or reserved for distribution, to the Holders. Such cash was borrowed against the revolving credit from the Lenders.

     Contractual Obligations

     GTJ REIT through its subsidiaries leases certain operating facilities and certain equipment under operating leases, expiring at various dates through fiscal year 2014. In addition, GTJ REIT through its subsidiaries has a revolving credit as described in detail above. The table below summarizes the principal balances of the Company's obligations for indebtedness and lease obligations as of December 31, 2007 in accordance with their required payment terms (in thousands):

                                                                  Payments due by calendar year period
                                                -------------------------------------------------------------------------
                                                    Total               2008      2009-2010     2011-2012      Thereafter
                                                -------------------------------------------------------------------------
Contractual Obligations-Credit Facility          $      20,000  $          - $       20,000   $         -   $          -
Operating Lease Obligations                              2,809           689          1,180           610            330
                                                -------------------------------------------------------------------------
                                                 $      22,809  $        689 $       21,180   $       610   $        330
                                                ==============  ============ ==============   ===========   ============


Net Cash Flows

     Year Ended  December 31, 2007 vs. Year Ended  December  31, 2006

     Operating Activities

     Net cash used in operating activities was $279,000 for 2007 versus net cash used in operating activities of $2,619,000 in 2006. For 2007, cash provided by operating activities was primarily related to (i) income from continuing operations of $5,724,000 and a decrease in operating subsidies receivable of $3,184,000, reduced by (ii) a decrease in income taxes payable of $5,890,000,
(iii) an increase in accounts receivable of $1,909,000 and (iv) an increase of due from affiliates of $1,535,000. For 2006, cash used in operating activities of $2,619,000 was primarily related to (i) net cash used in the discontinued operation of $5,610,000, (ii) a decrease in accounts payable and accrued expenses of $3,036,000, (iii) provisions for injuries and damages of $2,470,000, reduced by (iv) a decrease in operating subsidies receivable of $4,792,000 and
(v) an increase in income taxes payable of $3,912,000.

     Investing Activities

     Net cash provided by investing activities was $7,957,000 in 2007 versus $11,427,000 in 2006. The 2007 balance primarily pertains to cash acquired in the merger of $8,670,000 and proceeds from the sale of investments of $970,000. The 2006 balance primarily pertains to the proceeds from the sale of the discontinued operation of $11,143,000.

     Financing Activities

     Net cash used in financing activities in 2007 of $5,277,000 primarily pertains to the E&P distribution of $19,094,000, principal payments on the notes payable of $2,086,000 and the buy-back of common stock of $1,787,000, reduced by the proceeds from the revolving credit facility. Cash used in financing activities was $300,000 for 2006 and related to the payment of dividends

     Year Ended  December 31, 2006 vs. Year Ended  December  31, 2005

     Operating Activities

     Cash used in operating activities for 2006 was $2,619,000 as compared to cash used in operations of $1,846,000 in 2005, a difference of $773,000. For 2006, cash used in operating activities of $2,619,000 was primarily related to
(i) provisions for injuries and damages claims of $2,470,000, (ii) provision for deferred taxes of $117,000, (iii) increases in deferred leasing commissions of $1,221,000, (iv) decreases in accounts payable of $3,036,000, (v) decreases in other current liabilities of $1,138,000, and (vi) decreases in cash used in discontinued operation of $5,610,000. These decreases in cash flow were partially offset by (i) net earnings from continuing operations of $1,551,000,
(ii) decreases in operating subsidies and other amounts due from the City of New York of $4,792,000, (iii) decreases in prepaid expenses and other assets of $216,000, (iv) decreases in prepaid income taxes of $104,000, (v) increases in income tax payable of $3,912,000, (vi) equity in loss of affiliated companies of $501,000, and (vi) decrease in due from affiliates of $610,000.

     Investing Activities

     Cash provided by investing activities of $11,427,000 for 2006 increased $11,459,000 versus $32,000 used in investing activities for 2005. The increase was primarily related to cash proceeds received from the sale of discontinued operation totaling $11,143,000.

    Financing Activities

     Cash used in financing activities was $300,000 for 2006 and $301,000 for 2005. Cash used in financing activities in 2006 and 2005 related to the payment of dividends.

     Possible Acquisitions

     The Board of Directors of GTJ REIT intends to expand its real property holdings. This would be done through cash purchases of properties that the Board of Directors determines to be consistent with the investment policies of GTJ
REIT which would be funded initially from the revolving credit. It is anticipated that once these properties are purchased using the revolving credit, permanent mortgage financing will be placed on the real properties and the revolving credit will be paid down accordingly. It is also possible that GTJ and its subsidiaries will desire to make an acquisition, some of which may need to be funded by GTJ REIT. GTJ REIT would, in that case, and subject to the direction of the Board of Directors, provide such financing, which again is expected to be obtained from the $72,500,000 revolving credit facility. On February 1, 2008, the Company entered into an agreement to purchase a property located in the Hartford, Connecticut area. In connection with this agreement, the Company has made an initial deposit in the amount of $2,300,000. The purchase price of the property is approximately $23,300,000. The closing of this transaction occurred on March 3, 2008. The acquisition cost was funded from the Company's secured credit facility.

     Cash payments for financing

     Payment of interest under the $72,500,000 revolving credit, and under permanent mortgages, will consume a portion of the cash flow of GTJ REIT, reducing net income and the resulting distributions to be made to the stockholders of GTJ REIT.

     Trend in financial resources

     Other than the revolving credit facility discussed above under ING Financing Agreement, GTJ REIT can expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on its real properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore not result in a material increase in working capital.

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

     In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's engineering report has an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8) was included which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. As of December 31, 2007, the Company has recorded a liability of $1,033,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.


     Inflation

     Low to moderate levels of inflation during the past several years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing the Company's ability to increase tenant rents. However, the Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The primary market risk facing the Company is interest rate risk on its variable-rate mortgage loan payable and secured revolving credit facility. The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.

     The Company is exposed to interest rate changes primarily through the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio. The Company's objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     At December 31, 2007, debt consisted of variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $20.0 million of indebtedness outstanding was 6.9%, maturing in 2010. Based on the amount of variable-rate debt outstanding at December 31, 2007, if interest rates either increase or decrease by 1%, the Company's net income would decrease or increase respectively by approximately $200,000 per annum.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         GTJ REIT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page

Report of Independent Registered Public Accounting Firm........................................................F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006...................................................F-2
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.........................F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and  2005..........F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.....................F-5
Notes to Consolidated Financial Statements.....................................................................F-7


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of GTJ REIT, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

     As discussed in Notes 12 and 16 to the consolidated financial statements, the December 31, 2006 consolidated financial statements have been restated to reflect the correction of an error related to federal and state income taxes.
The error and certain disclosures in connection with the presentation of liabilities, income and cash flows have been restated to correct the error and to provide additional disclosure. The effect of this adjustment is to increase net income by approximately $600,000 or $159.29 per common share for the year ended December 31, 2006.

Weiser LLP
New York, New York
April 30, 2008

                         GTJ REIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         December 31,
                                                                           ------------------------------------------
ASSETS                                                                             2007                  2006
                                                                           -------------------- ---------------------
                                                                                                     (Restated)
Real estate at cost:
    Land                                                                  $            85,051     $                434
    Buildings and improvements                                                          7,974                    6,591
                                                                           ------------------        -----------------
                                                                                       93,025                    7,025
   Less: accumulated depreciation and amortization                                     (6,036)                  (5,476)
                                                                           ------------------        -----------------
   Net real estate for investment                                                      86,989                    1,549
Cash and cash equivalents                                                              11,920                    9,519
Available for sale securities                                                           4,815                    1,219
Restricted cash                                                                         2,852                      451
Accounts receivable                                                                     8,477                        -
Operating subsidies receivable                                                              -                      492
Due from affiliates                                                                         -                    5,402
Investments in affiliates                                                                   -                    1,971
Other assets, net                                                                       6,259                    2,108
Deferred charges, net of accumulated amortization                                       2,462                    1,221
Machinery and equipment, net                                                              923                       10
                                                                           ------------------        -----------------
   Total assets                                                           $           124,697     $             23,942
                                                                           ==================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Secured revolving credit facility                                         $            20,000     $                  -
Accounts payable and accrued expenses                                                   2,170                       18
Income taxes payable                                                                        -                    4,240
Due to affiliates                                                                           -                    1,183
Unpaid losses and loss adjustment expenses                                              2,959                        -
Other liabilities, net                                                                  5,355                      907
                                                                           ------------------       ------------------
                                                                                       30,484                    6,348
                                                                           ------------------       ------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized
and none issued and outstanding                                                             -                        -
   Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at December 31, 2007 and common stock, no par value, 4,750 shares authorized and
3,766.50 shares issued and outstanding at December 31, 2006                                 1                      377
   Additional paid-in capital                                                         136,687                        -
   Cumulative distributions in excess of net income at December 31,
2007 and retained earnings at December 31, 2006                                       (42,985)                  16,789
   Accumulated other comprehensive income                                                 510                      428
                                                                           ------------------       ------------------
                                                                                       94,213                   17,594
                                                                           -----------------        ------------------
   Total liabilities and stockholders' equity                             $           124,697     $             23,942
                                                                           ==================       ==================

     The  accompanying  notes  and  report  of  independent   registered  public
accounting firm should be read in conjunction with the consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                                              Years Ended December 31,
                                                          ------------------------------------------------------------------
                                                                   2007                   2006                   2005
                                                          ---------------------  ---------------------   -------------------
Revenues:                                                                               (Restated)
    Property rentals                                       $             9,451    $              3,908    $                -
    Outdoor maintenance and cleaning operations                         24,084                       -                     -
    Paratransit operations                                               9,537                       -                     -
                                                          ---------------------  ---------------------   -------------------
         Total revenues                                                 43,072                   3,908                     -
                                                          ---------------------  ---------------------   -------------------
Operating expenses:
    General and administrative expenses                                  9,167                     659                     -
    Equipment maintenance and garage expenses                            3,612                       -                     -
    Transportation expenses                                              7,240                       -                     -
    Contract maintenance and station expenses                           10,778                       -                     -
    Insurance and safety expenses                                        2,724                       -                     -
    Operating and highway taxes                                          1,758                       -                     -
    Other operating expenses                                               575                       -                     -
    Depreciation and amortization expense                                  566                     281                   317
                                                          ---------------------  ---------------------   -------------------
         Total operating expenses                                       36,420                     940                   317
         Operating income (loss)                                         6,652                   2,968                  (317)
Other income (expense):
    Interest income                                                        887                       -                     -
    Interest and debt discount expense (including
amortization of deferred financing costs of $101)                         (812)                      -                     -
    Change in insurance reserves                                           254                       -                     -
    Other                                                                 (127)                      -                     -
                                                          ---------------------  ---------------------   -------------------
       Total other income (expense):                                       202                       -                     -
Income (loss) from continuing operations before income
taxes and equity in earnings (loss) of affiliated
companies                                                                6,854                   2,968                  (317)
Provision for income taxes                                              (1,190)                   (916)                 (684)
Equity in earnings (loss) of affiliated companies, net
of tax                                                                      60                    (501)                1,390
                                                          ---------------------  ---------------------   -------------------
Income from continuing operations                                        5,724                   1,551                   389

Discontinued Operation:
    Income (loss) from operations of discontinued
    operation, net of taxes                                               (324)                 (7,995)                1,338
    Gain on sale of discontinued operation, net of taxes                     -                   8,269                     -
                                                          ---------------------  ---------------------   -------------------
    Income (loss) from discontinued operation, net of                     (324)                    274                 1,338
    taxes

Net income                                                 $             5,400    $              1,825    $           $1,727
                                                          ====================    ====================    ==================
Income per common share--basic and diluted:
    Income from continuing operations                     $              0.70    $             411.79    $           103.20
                                                          ====================    ====================    ==================
    Income (loss) from operations of discontinued
    operation, net of taxes                               $            (0.04)    $          (2,122.78)   $           355.31
                                                          ====================    ====================    ==================
    Gain on sale of discontinued operation, net of
    taxes                                                 $                 -    $           2,195.52    $                -
                                                          ====================    ====================    ==================
Net income                                                $              0.66    $             484.53    $           458.51
                                                          ====================    ====================    ==================
Weighted-average common shares outstanding--basic and
diluted                                                              8,126,995                3,766.50              3,766.50
                                                          ====================    ====================    ==================

     The  accompanying  notes  and  report  of  independent   registered  public
accounting firm should be read in conjunction with the consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                               Preferred Stock       Common Stock

                                                                               Cumulative Distributions in
                                                                                  Excess of Net Income at  Accumulated
                               Out-              Out-                Additional   December 31, 2007 and    Other           Total
                              standing           standing            Paid-        Retained Earnings at   Comprehensive Stockholders'
                               Shares   Amount   Shares      Amount  In-Capital   December 31, 2006       Income          Equity
                             ---------- ------- --------- --------- ------------- --------------------- -------------- -------------
Balance at December 31, 2004          -       -      3,767     $377         $ -           $13,839          $ (7,955)       $ 6,261

Dividends paid, $79.80 per
share                                 -       -          -        -           -              (301)                  -         (301)

Comprehensive income:

Net income                            -       -          -        -           -             1,727                 -          1,727

Unrealized loss on
available-for-sale
securities, net                       -       -          -        -           -                 -                (8)           (8)

Additional minimum pension
liability, net of tax of
$2,498,735                            -       -          -        -           -                 -            (3,748)       (3,748)

Additional minimum pension
liability, investment in
affiliate                             -       -          -        -           -                 -              (544)         (544)
                                                                                                                     -------------

Total comprehensive (loss)            -       -          -        -           -                 -                  -       (2,573)
                              ---------- ------- --------- --------- ----------- -----------------     -------------- -------------

Balance at December 31, 2005          -       -      3,767      377           -            15,265           (12,255)         3,387

Dividends paid, $79.80 per
share                                 -       -          -        -           -              (301)                  -         (301)

Comprehensive income:

Net income, as restated               -       -          -        -           -             1,825                  -         1,825

Minimum pension liability
adjustment                            -       -          -        -           -                 -             12,255        12,255

Unrealized gain on
available-for-sale
securities, net                       -       -          -        -           -                 -                428           428
                                                                                                                     -------------

Total comprehensive income            -       -          -        -           -                 -                  -        14,508
                              ---------- ------- --------- --------- ----------- -----------------     -------------- -------------

Balance at December 31, 2006          -       -      3,767      377           -            16,789                428        17,594

Dividends paid, $39.82 per
share                                 -       -          -        -           -             (150)                  -         (150)

Shares issued in connection
with merger                           -       - 10,000,361        1         (1)                 -                  -             -

Recapitalization of company           -       -     (3,767)    (377)      96,417                 -                  -        96,040

Buy back of shares due to
appraisal rights                      -       -   (303,480)       -     (1,786)                 -                  -       (1,786)

Dividends paid, $0.05 per
share                                 -       -          -        -           -             (485)                  -         (485)

Earnings & profits
distribution paid, $0.11
per share                             -       -          -        -           -           (1,067)                  -       (1,067)

Earnings & profits
distribution paid, $0.105
per share                             -       -          -        -           -           (1,415)                  -       (1,415)

Distribution of historical
earnings & profits, $11.14
per share                             -       -  3,775,400        -      42,057          (62,057)                  -      (20,000)

Comprehensive income:

Net income                            -       -          -        -           -             5,400                  -         5,400

Unrealized gain on
available-for-sale
securities, net                       -       -          -        -           -                 -                 82            82
                                                                                                                      -------------

Total comprehensive income            -       -          -        -           -                 -                  -         5,482
                              ---------- ------- --------- --------- ----------- -----------------     -------------- -------------
Balance at December 31, 2007          -   $   - 13,472,281    $   1   $ 136,687         $(42,985)             $  510     $  94,213
                              ========== ======= ========= ========= =========== =================     ============== =============


     The  accompanying  notes  and  report  of  independent   registered  public
accounting firm should be read in conjunction with the consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Year Ended December 31,
                                                                     --------------------------------------------------------
                                                                          2007              2006                2005
                                                                     --------------    ----------------     -----------------
                                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                            $       5,400    $          1,825     $          1,727

Loss from discontinued operation                                                324                (274)              (1,338)
                                                                     --------------    ----------------     -----------------
Income from continuing operations                                             5,724               1,551                  389

Adjustments to reconcile net income to net cash used in operating activities

Cash provided by (used in) operating activities:

    Provisions for deferred taxes                                               242                (117)                 203

    Changes in insurance reserves                                            (1,382)                  -                    -

    Provisions for injuries and damages claims                                    -              (2,470)              (1,481)

    Equity in earnings of affiliated companies, net of tax                      (60)                501               (1,390)

    Depreciation and amortization                                               566                 281                  317

    Unrealized gain (loss) on available for sale securities                      60                (428)                   8

    Other                                                                        71                   -                    -

    Amortization of deferred charges                                            148

Changes in operating assets and liabilities:

  Operating subsidies receivable-injuries and damages withholding             3,184               4,792                  463

  Accounts receivable                                                        (1,909)                  -                    -

  Other receivables                                                               -                 (31)                (120)

  Due to (from) affiliates, net                                              (1,535)                610                  (46)

  Prepaid expenses and other assets                                             852                (216)                 724

  Deferred charges                                                                -              (1,220)                   -

  Accounts payable and accrued expenses                                         298              (3,036)                 311

  Income taxes payable                                                       (5,890)              3,912                  316

  Other liabilities                                                            (324)             (1,138)               3,217

Net cash used in discontinued operation                                        (324)             (5,610)              (4,757)
                                                                     --------------    ----------------     -----------------
Net cash used in operating activities                                          (279)             (2,619)              (1,846)
                                                                     --------------    ----------------     -----------------
Investing activities:

  Cash acquired in merger                                                     8,670                   -                   -

  Purchases of property and equipment                                          (637)                  -                   (3)
  Due from affiliates                                                             -                   -                   12

  Purchase of investments                                                      (374)                (50)                 (41)

  Proceeds from sale of investments                                             970                 335                   -

  Reclassification from cash to investments                                  (1,458)                  -                   -

  Restricted cash                                                               786                   -                   -

  Proceeds from sale of discontinued operation                                    -              11,143                   -
                                                                     --------------    ----------------     -----------------
Net cash provided by (used in)  investing activities                          7,957              11,427                 (32)
Financing activities:
  Proceeds from revolving credit facility                                    20,000                   -                   -
  Principal repayments on notes payable, bank                                (2,086)                  -               2,400
  Payment of deferred financing costs                                          (608)                  -                   -
  Buy back of common stock                                                   (1,787)                  -              (2,400)
  Dividends paid                                                             (1,702)               (300)               (301)
  E&P Distribution                                                          (19,094)                  -                   -
                                                                     --------------    ----------------     -----------------
Net cash used in financing activities                                        (5,277)               (300)               (301)
                                                                     --------------    ----------------     -----------------
Net increase (decrease) in cash and cash equivalents                          2,401               8,508              (2,179)
                                                                     --------------    ----------------     -----------------
Cash and cash equivalents at the beginning of year                            9,519               1,011               3,190
                                                                     --------------    ----------------     -----------------
Cash and cash equivalents at the end of year                         $       11,920    $          9,519    $          1,011
                                                                     ==============    ================    ==================
Supplemental cash flow information:

Interest paid                                                        $          685    $             12   $               3
                                                                     ==============    ================    ==================
Cash paid for taxes                                                  $        6,056    $            238    $            224
                                                                     ==============    ================    ==================


     The  accompanying  notes  and  report  of  independent   registered  public
accounting firm should be read in conjunction with the consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

Supplemental non-cash investing activities-Merger with Triboro

                                                                                          Years Ended December 31,
                                                                      ---------------------------------------------------
                                                                           2007               2006              2005
                                                                      ---------------    --------------- -- -------------
Cash and cash equivalents                                                   $  4,559               $  -             $  -
Operating subsidies receivables                                                1,752                  -                -
Deferred leasing commissions                                                     782                  -                -
Other assets, net                                                              1,512                  -                -
Securities available for sale                                                  1,362                  -                -
Property and equipment                                                        39,400                  -                -
Income tax payable                                                              (294)                 -                -
Other liabilities, net                                                          (629)                 -                -

Fair value of real property through its ownership interest in GTJ             15,638                  -                -
Fair value of operating assets and liabilities through its                                            -                -
ownership interest in GTJ                                                      2,320
                                                                      ---------------    ---------------    -------------

Total purchase price in common stock                                        $ 66,402               $  -             $  -
                                                                      ===============    ===============    =============

Supplemental non-cash investing activities-Merger with Jamaica

                                                                                         Years Ended December 31,
                                                                      ---------------------------------------------------
                                                                           2007               2006              2005
                                                                      ---------------    --------------- -- -------------
Cash and cash equivalents                                                   $    190                 $ -             $  -
Operating subsidies receivables                                                  941                   -                -
Other assets, net                                                                964                   -                -
Securities available for sale                                                    440                   -                -
Property and equipment                                                        23,100                   -                -
Income tax payable                                                              (157)                  -                -
Other liabilities, net                                                          (422)                  -                -

Fair value of real property through its ownership interest in GTJ              7,819                   -                -
Fair value of operating assets and liabilities through its
ownership interest in GTJ                                                      1,160                   -                -
                                                                    ----------------     ---------------    -------------

Total purchase price in common stock                                        $34,035                 $  -             $  -
                                                                    ================     ===============    =============


     The  accompanying  notes  and  report  of  independent   registered  public
accounting firm should be read in conjunction with the consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Description of Business

     GTJ REIT, Inc. (the "Company" or "GTJ REIT") was incorporated in Maryland on June 23, 2006 as a blank check company and was formed to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the "Code"), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate primarily located in New York City. The Company, through its non-REIT subsidiaries provides outdoor maintenance and shelter cleaning operations to outdoor advertising companies in New York, New Jersey, Arizona and California.

     At March 29, 2007, the Company commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, the Company elected REIT status. The Company has selected December 31 as its fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 ("RMA"), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations.

     At December 31, 2007, the Company owned six properties containing a total of approximately 453,000 square feet of leasable area. See Note 19.

     Reorganization

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

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

          o Each share of Green common stock was converted into 1,117.429975 shares of the Company's common stock.

          o    Each  share  of  Triboro   common   stock  was   converted   into
               2,997.964137 shares of the Company's common stock.

          o Each share of Jamaica common stock was converted into 195.001987 shares of the Company's common stock.

     The Bus Companies, including their subsidiaries, own a total of six rentable parcels of real property at December 31, 2007, four of which are leased to the City of New York ("City"), one of which is leased to a commercial tenant (all five on a triple net basis), and one of which is used in part by the Bus Companies' existing operations and the remainder of which is leased to a commercial tenant, not on a triple net basis. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business, which have been acquired as part of the merger.

     On July 1, 2007, the Company adopted a Real Estate Investment Trust ("REIT") structure. In order to adopt a REIT structure, it was necessary to combine the Bus Companies and their subsidiaries under a single holding company, the "Reorganization." The Company is the holding company. The Company has formed three wholly-owned New York corporations and each of the Bus Companies merged with one of these subsidiaries to become wholly-owned subsidiaries of the Company. The mergers required the approval of the holders of at least 66 2/3 % of the outstanding shares of common stock of each of Green, Triboro and Jamaica, voting separately and not as one class, which was obtained on March 26, 2007.

     Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business, and considering the ownership of the same in whole or part by each of the Bus Companies, the Company has been advised by an outside appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) is Green--42.088%, Triboro--38.287% and Jamaica--19.625%. Accordingly, under the Reorganization, 10,000,361(including 361 fractional shares) shares of the Company common stock were distributed. 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

     As  part  of  becoming  a  REIT,  the  Company  was  required,   after  the
Reorganization, to make a distribution of the Bus Companies' historical undistributed earnings and profits, calculated to be an estimated $62,060,000 (see Note 9). The Company distributed $20,000,000 in cash, and 3,775,400 shares of the Company's common stock, valued at $11.14 per share calculated as follows:

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        Total Value of the Bus Companies                    $    173,431,797
        Assumed E&P--Cash distribution                            20,000,000
                                                            -----------------

        Total value after cash distribution                      153,431,797
        Assumed E&P--Stock distribution                           42,000,000
                                                            -----------------

        Total value after stock distribution                $    111,431,797
                                                            =================

        Reorganization shares                                     10,000,000
        Share Value Post Earnings and Profits               $        11.14
                                                            ==================

     The Reorganization was accounted for under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141 "Business Combinations", ("SFAS No. 141") issued by the Financial Accounting Standards Board. Since GTJ REIT has been formed to issue equity interests to effect a business combination, as required by SFAS No. 141, one of the existing combining entities was required to be determined the acquiring entity. Under SFAS No. 141, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. As a result of the Reorganization, Green stockholders have a 42.088% voting interest, Triboro shareholders have a 38.287% voting interest, and Jamaica shareholders have a 19.625% voting interest. Additionally, under SFAS No. 141, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

     Each stockholder elected a combination of cash and stock, or exclusively cash or stock. If more than $20,000,000 of cash was elected in the aggregate cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total $20,000,000, and the balance of the distribution to each such stockholder will be made in the Company's common stock. The Company distributed $19,093,564 in cash and 3,775,399 shares of common stock (with an approximate value of $42,060,000). The remaining balance of $906,436 is included in other liabilities in the consolidated balance sheet at December 31, 2007. Green's assets at December 31, 2006 total $23.9 million as compared to Triboro's assets of $19.4 million, and Jamaica's assets of $10.2 million, and Green's revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer for this transaction and the historical financial statements of the newly formed Company are those of Green.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values are based on third-party valuations. The fair value of net assets acquired for the remaining interest in GTJ, not previously owned by Green, exceeded the total consideration for the acquisition by approximately $5,957,000 (of which an additional adjustment of $1,077,000 was recorded at December 31, 2007 to adjust certain acquired deferred tax liabilities), also resulting in negative goodwill. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

     The following table summarizes the allocation of the purchase price in the form of a condensed balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

                                                Triboro           Jamaica            Total
                                           ----------------- -----------------------------------
Issuance of stock                          $         66,402  $          34,035 $        100,437
                                           ----------------- -----------------------------------

Cash and cash equivalents                             6,126                974            7,100
Restricted cash                                       1,275                637            1,912
Accounts receivable                                   2,627              1,314            3,941
Operating subsidies receivables                       1,752                941            2,693
Deferred leasing commissions                            782                  -              782
Other assets                                          2,682              1,549            4,231
Securities available for sale                         1,668                593            2,261
Real property and equipment                          55,038             30,919           85,957
Machinery and equipment                                 149                 75              224
                                           ----------------- -----------------------------------

Total assets                               $         72,099  $          37,002 $        109,101
                                           ----------------- -----------------------------------

Accounts payable and accrued  expenses                  741                371            1,112
Revolving Credit                                        168                 84              252
Note payable                                            666                333              999
Income tax payable                                      294                157              451
Deferred tax liability                                  248                124              372
Unpaid losses and loss adjustment expenses            1,736                868            2,604
Other liabilities                                     1,844              1,030            2,874
                                           ----------------- -----------------------------------

Total liabilities                          $          5,697  $           2,967 $          8,664
                                           ----------------- -----------------------------------

Fair value of net assets acquired          $         66,402  $          34,035 $        100,437
                                           ================= ===================================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company's results for the year ended December 31, 2007 in the accompanying consolidated statements of income as the results were deemed to be immaterial.

     Unaudited Pro-Forma Financial Information

     The following presents the unaudited pro-forma combined results of operations of the Company with Green, Jamaica, Triboro and GTJ included for the periods preceding the merger on March 29, 2007 (in thousands, except per share data).

                                                                 For the Years Ended December 31,

------------------------------------------------------------------------------------------------
                                                                    2007            2006
------------------------------------------------------------------------------------------------

Revenues                                                        $       54,081   $     43,172
                                                               ================ ==============
Net income (loss) from continuing
operations                                                      $        6,705   $      1,169
                                                               ================ ==============
Net income (1)                                                  $        6,291   $      9,400
                                                               ================ ==============

Pro-forma basic and diluted
   net income per common share                                  $         0.59   $       0.94
                                                               ================ ==============

Pro-forma weighted average
   common shares outstanding
   - basic and diluted                                              10,593,109     10,000,361
                                                               ===============  =============

(1) Net income for the years ended December 31, 2007 and 2006 includes (loss) income from discontinued operation, net of taxes of $(452,000) and $8,231,000, respectively.


     The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the mergers of Triboro, Jamaica and GTJ had been completed as of the beginning of 2007 or 2006, nor are they necessarily indicative of future consolidated results.

     Prior to the Reorganization, Green operated franchised transit bus routes in the City of New York pursuant to an operating authority which expired on April 30, 2005, and an Operating Assistance Agreement ("OAA") with the City which expired on September 30, 1997, Green and the City, by mutual understanding, continued to abide by the terms of the OAA. Funding for continuation of operations of the Company's franchised transit bus routes were dependent upon the continuation of its operating authority and operating assistance relationship with the City (see Note 3).

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Principles of Consolidation

     The consolidated financial statements include the accounts of GTJ REIT, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has included the results of operations of acquired companies from the closing date of the acquisition. Since the operating cycle of real estate companies tends to exceed one year, the Company has presented an unclassified balance sheet.

Reclassifications:

     Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates:

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include those related to uncollectible receivables, the usefulness of long lived assets including property and equipment, income taxes, contingencies, environmental matters and insurance liabilities.

Real Estate Investments:

     Real estate assets are stated at cost, less accumulated depreciation and amortization. All capitalizable costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, "Business Combinations." The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

     Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

Depreciation and Amortization:

     The Company uses the straight-line method for depreciation and amortization. Properties are depreciated over the estimated useful lives of the properties, which range from 10 to 25 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 25 years. Furniture and fixtures, equipment, and transportion equipment is depreciated over the estimated useful lives that range from 8 to 25 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Deferred Charges:

     Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,462,000 and $1,221,000 as of December 31, 2007 and 2006, respectively.

Asset Impairment:

     The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. Such cash flow analysis include factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

     When impairment indicators were present, investments in affiliated companies were reviewed for impairment by comparing their fair value to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discontinued cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions.

Reportable Segments:

     The Company operates in four reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, Insurance Operations, and Paratransit Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

     o Paratransit Operations provide paratransit service in New York for physically and mentally challenged persons who are unable to use standard public transportation (see Note 19).

Revenue Recognition--Real Estate Operations:

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,"Accounting for Leases" ("SFAS No. 13), as amended. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $2,524,000 at December 31, 2007.

     Property   operating  expense   recoveries  from  tenants  of  common  area
maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition--Paratransit Operations:

     Paratransit and operations are recognized upon completion of the related transportation service.

Earnings Per Share Information:

     In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") are computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common stock equivalents for any of the periods presented in the Company's consolidated statements of operations

     The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):


                                                                      Year Ended December 31,
  Numerator:                                                    2007            2006           2005
                                                                             (Restated)
                                                              ------------  -------------    -----------
  Net income                                                  $    5,400    $      1,825      $    1,727
  Denominator:                                                ============  =============     ==========
  Weighted average common shares outstanding-basic and
  diluted                                                      8,126,995        3,766.50        3,766.50
  Basic and Diluted Per Share Information:                    ============  =============     ==========
  Net income per share--basic and diluted                     $     0.66       $  484.53      $   458.51
                                                              ============  =============     ==========


Discontinued Operations:

     The consolidated financial statements of the Company present the operations of Green's Bus operations as discontinued operations in accordance with SFAS No. 144.

Cash and Cash Equivalents:

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less at the date of purchase to be cash equivalents.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash:

     Restricted cash includes certain certificates of deposit amounting to $451,000 at December 31, 2007 and 2006 that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at December 31, 2007, AIG held $2,400,759 on behalf of the Company that was restricted by AIG for the purpose of the payment of insurance losses.

Accounts Receivable:

     Accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts. The Company has a contract with the City of New York which requires retainage in the amount of $586,792 as of December 31, 2007 which is included in accounts receivable in the accompanying consolidated balance sheet. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

Available for Sale Securities:

     The Company accounts for its available for sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income
(loss), a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statement of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     The following is a summary of available for sale securities at December 31, 2007 and 2006 (in thousands):


                                                              Available-for-Sale Securities
                                                  ------------------------------------------------------

                                                                  Gross         Gross
                                                                Unrealized    Unrealized     Estimated
                                                     Cost         Gains         Losses       Fair Value
                                                  -----------   -----------   -----------    -----------

December 31, 2007


Equity securities                               $          -   $       468   $         -   $        468

Money market fund                                      1,439            19             -          1,458

U.S. Treasury/U.S. Government debt                     2,888            21          (20)          2,889
securities
                                                  -----------   -----------   -----------    -----------


Total available-for-sale securities             $      4,327   $       508   $      (20)    $     4,815
                                                  ===========   ===========   ===========    ===========


                                                              Available-for-Sale Securities
                                                  ------------------------------------------------------

                                                                  Gross         Gross
                                                                Unrealized    Unrealized     Estimated
                                                     Cost         Gains         Losses       Fair Value
                                                  -----------   -----------   -----------    -----------

December 31, 2006


Equity securities                               $          -  $        448  $          -    $        448

U.S. Treasury/U.S. Government debt                       791             -          (20)             771
securities
                                                  -----------   -----------   -----------    -----------


Total available-for-sale securities             $        791  $        448  $       (20)    $      1,219
                                                  ===========   ===========   ===========    ===========


     Other comprehensive income for the years ended December 31, 2007 and 2006 includes unrealized holding gains of approximately $82,000 and $428,000, respectively.

Income Taxes:

     Effective July 1, 2007, the Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements as defined under Section 856 through 860 of the Code. The Company has eliminated deferred tax assets and liabilities aggregating approximately $575,377 and $306,905, which are included in the provision for income taxes in the accompanying consolidated statement of income for the year ended December 31, 2007 (see Note 12).

     In connection with the RMA, the Company is permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such the Company is subject to federal, state and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


method, as required by the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Comprehensive Income:

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 sets forth rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income, net of taxes and as a component of stockholders' equity.

Environmental Matters:

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

     Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 7 and 13).

Insurance Liabilities:

     The liability for losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on the advice of an independent attorney, while the liability for adverse claims development is based on the director's best estimates. Such liabilities are necessarily based on estimates and, while the directors believe that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could be material to the consolidated financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually renewed, and any adjustments are reported in current earnings.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments:

     The carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair value because of the short-term nature of the instruments. The carrying value of long-term debt consisting of its credit facility approximates its fair value based upon current rates at which the Company could borrow funds with similar remaining maturities.

Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents investments, which from time-to-time exceed the Federal depository insurance coverage. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

Derivative Financial Instruments:

     The Company utilizes derivative financial statements, principally interest rate caps, to manage its exposure in fluctuations to interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering derivative contracts with major financial institutions.

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in stockholders' equity as accumulated other comprehensive income.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recently Issued Accounting Pronouncements:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". This statement defines fair value, establishes a fair value hierarchy to be used in GAAP and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. Management does not believe that adoption of this statement will have a material impact on the financial position or results of operations of the Company.

     In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the financial position or results of operations of the Company.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115." This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Management does not believe that adoption of this statement will have a material impact on the financial position or results of operations of the Company.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect of this statement.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). This statement will change the accounting and reporting for minority interests which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests for all periods presented. The Company is currently evaluating the effect of this statement.

     In March 2008, the FASB issued No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not believe that adoption of this statement will have a material impact on the financial position or results of operations of the Company.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2. REAL ESTATE:

     The Company's components of Rental property consist of the following (in thousands):

                                                           December 31,
                                                         2007           2006
                                                  -------------- --------------
Land                                                   $ 85,051        $   434
Buildings and improvements                                7,974          6,591
Accumulated depreciation and amortization                (6,036)        (5,476)
                                                  -------------- --------------
Total                                                  $ 86,989       $  1,549
                                                  ============== ==============

     Substantially all these assets have been pledged as collateral for debt obligations (see Note 8).

3. DISCONTINUED OPERATIONS:

     On November 29, 2005, the Company entered into an agreement (the "Agreement") and subsequently closed on January 9, 2006 (the "Transition Date") with the City to buy all of the Company's assets used in connection with the Company's bus operations (the "Acquired Assets"). The Acquired Assets included fixtures, furniture and equipment; maintenance records; personnel records; operating schedules; and the intangible value of the development, administration and maintenance of such assets, including the value related to the development and training of employees, the value related to the development of routes and operating schedules, and going concern value or good will for a purchase price of $9,460,000. Under the terms of the Agreement, the City paid additional consideration as follows: (1) an amount equal to the actual invoice cost for the Company's inventory of spare parts and fluids, provided that the Company represent and warrant to the City that it has paid or will pay such invoiced amounts; (2) an amount equal to the book value (net of accumulated depreciation) of the Company's other tangible assets that are Acquired Assets as of the date of closing; (3) if all of the Claimants in the Non-Union Employees v. New York City Department of Transportation and Green Bus Lines, Inc. execute Settlement Authorization Forms, the City will pay the Company an additional $189,200. If less than 100% of the Claimants execute Settlement Authorization Forms, the City will pay the Company an additional amount to be determined by multiplying the percentage of the Claimants who executed the Forms by $300,000, and the Company will receive 37.84% of the amount.

     Under the Agreement, the City assured, defended and indemnified the Company against the following: (1) all claims as a result from operations and maintenance of buses up through and including the Transition Date; (2) all claims, losses or damages for bodily injury and/or property damage resulting from or alleged to result from the operation and/or maintenance of buses up to the Transition Date; (3) any and all funding obligations, claims, losses, damages, fines, costs and expenses associated with any withdrawal, termination, freezing or other liability related to the various pension plans; (4) all claims with respect to accrued leave; (5) any claims made by any union or any member of any union arising under any collective bargaining agreement; (6) obligation to pay additional or retrospective premiums in connection with any Workers' Compensation Retrospective Policy; (7) obligation to pay accumulated holiday pay; and (8) any claim or demand is made, any and all claims asserted by vendors in regard to Bus Service, up through and including the Transition Date.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

3.  DISCONTINUED OPERATIONS (Continued):

     In connection with the Agreement, the City leased the depot and facilities from the Company located at 165-25 147th Avenue, Jamaica, New York, for an initial term of 21 years with a first-year rent of $2,795,000 and a 21st-year rent of $4,092,000 and the depot located at 49-19 Rockaway Beach Blvd., Arverne, New York, for an initial term of 21 years with a first-year rent of $605,000 and a 21st-year rent of $866,000.

     The leases are "triple net" leases in that the City agrees to pay all expenses on the property. Each lease has two renewal terms at the City's option of 14 years each so that the total term is a maximum of 49 years. The term of each lease commenced on the date the Company in question closed the sale of the bus company to the City. The terms of the leases are consistent with current market rates.

     In connection with Green's agreement to sell all of its assets used in connection with it's bus operations, the results of Green's bus operations have been presented as discontinued operations in the Company's consolidated financial statements for all periods presented.

     The following table sets forth the detail of Green's income (loss) from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

                                                           Bus Operations
                                                         ------------------
For the year ended December 31, 2007:
  Revenues from discontinued operation                   $               -
                                                          ================

  Loss from operations of discontinued operation         $            (209)
  Provision for  income taxes                                         (115)
                                                          ----------------

  Loss from discontinued operation, net of taxes         $            (324)
                                                          ================

  For the year ended December 31, 2006:
  Revenues from discontinued operation                   $           3,864
                                                          ================

  Loss from operations of discontinued operation         $         (11,215) (1)
  Benefit from  income taxes                                         3,320
                                                          ----------------

  Loss from discontinued operation, net of taxes         $          (7,995)
                                                          ================

  Gain on sale of discontinued operation                 $          11,723
  Provision for income taxes                                        (3,454)
                                                          ----------------
  Gain on sale of discontinued operation, net of         $           8,269
  taxes                                                   ================

  For the year ended December 31, 2005:
  Revenues from discontinued operation                   $          75,942
                                                          ================

  Income from operations of discontinued operation       $           1,156 (1)
  Benefit for income taxes                                            (182)
                                                          ----------------

  Income from discontinued operation, net of taxes       $           1,338
                                                          ================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

3.  DISCONTINUED OPERATIONS (Continued):

     (1) Operating assistance provided by state and local governments totaled $3,307,576 and $47,491,337 for the years ended December 31, 2006 and 2005, respectively and are included in (loss) income from discontinued operation.

     The gain on sale of discontinued operation is calculated as follows:

     Gross proceeds from sale of discontinued operation     $11,142,885
     Write-off of liabilities assumed by New York City        2,262,994
     Net book value of assets sold                           (1,682,885)
                                                             -----------
     Gain on sale of discontinued operation                  11,722,994
                                                             ===========

     Net cash used in discontinued operations was $324,000, $5,610,000, and $4,757,000, for the years ended December 31, 2007, 2006, and 2005, respectively.


4. OTHER ASSETS, NET:

     Other assets, net, consist of the following (in thousands):


                                                            Years Ended December 31,
                                                       ---------------------------------
                                                           2007                2006
                                                       ---------------- ----------------

      Deferred acquisition costs                       $           -    $         958
      Discontinued operations                                    647                -
      Prepaid expenses                                         1,010               18
      Prepaid and refundable income taxes                      1,510                -
      Deferred taxes, net                                        263              520
      Rental income in excess of amount billed                 2,524              581
      Other assets                                               305               31
                                                       ---------------- ----------------
                                                       $       6,259   $        2,108
                                                       ================ ================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


5. INVESTMENT IN AFFILIATES:

     The Company had 40% interest in Command Bus Company, Inc., and G.T.J. Company, Inc. ("GTJ Co.") These companies did not declare dividends during 2007, 2006, and 2005. Summary combined financial information for these affiliates through the date of the reorganization whereby the Company acquired the remaining 60% interest and has consolidated these entities from the date of acquisition is as follows (in thousands).

Year Ended December 31, 2007:

                                                                                  Command Bus
                                                           GTJ Company, Inc.      Company, Inc.
                                                         -------------------- --------------------
        Total operating revenues and subsidies            $            9,805   $                 -
                                                         ==================== ====================
        Income from continuing operations                 $              152   $                -
        (Loss) income from operations of discontinued
        operation                                                         (2)                   2
                                                         -------------------- --------------------
        Net income                                        $              150   $                2
                                                         ==================== ====================

Year Ended December 31, 2006:
                                                                                  Command Bus
                                                           GTJ Company, Inc.      Company, Inc.
                                                         -------------------- --------------------
        Total operating revenues and subsidies            $           35,011   $              129 (1)
                                                         ==================== ====================
        Loss from continuing operations                   $           (1,850)  $                -
        (Loss) income from operations of discontinued
        operation                                                        (60)                 657
                                                         -------------------- --------------------
        Net (loss) income                                 $           (1,910)  $              657
                                                         ==================== ====================
        Total Assets                                      $           28,957   $            1,375
                                                         ==================== ====================
        Total Liabilities                                 $           24,433   $              749
                                                         ==================== ====================

Year Ended December 31, 2005:
                                                                                  Command Bus
                                                           GTJ Company, Inc.      Company, Inc.
                                                         -------------------- --------------------
        Total operating revenues and subsidies (1)        $          29,496    $           25,174
                                                         ==================== ====================
        Income from continuing operations                 $           2,428    $                -
        Income (loss) from operations of discontinued
        operation                                                       160                (1,647)
        Gain on sale of discontinued operations, net
        of taxes                                                          -                 2,533
                                                         -------------------- --------------------
        Net income                                        $           2,588    $              886
                                                         ==================== ====================
Total Assets                                              $          30,477    $            5,023
                                                         ==================== ====================
Total Liabilities                                         $          24,048    $            9,246
                                                         ==================== ====================

     (1)  Revenues from discontinued operations.

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

     The liability for losses and loss adjustment expenses at December 31, 2007 has been reflected in connection with the merger transaction (see Note 1) and is summarized as follows (in thousands):


                                   Years Ended December 31,
                               ----------------------------------
                                      2007              2006
                               ---------------    ---------------
Reported claims                $        2,370     $            -
Provision for incurred but
not reported claims                       589                  -
                               ---------------    ---------------
                               $        2,959     $            -
                               ===============    ===============

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued):

     Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $2,959,000 at December 31, 2007. An actuarial study was independently completed which estimated that at December 31, 2007, the total outstanding losses at an expected level, are between $2,650,623 and $3,267,961. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

     In the opinion of the directors, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies written. However, consistent with most companies with similar operations, the Company's estimated liability for claims is ultimately based on management's expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the consolidated financial statements.

7. OTHER LIABILITIES, NET:

     Other liabilities consist of the following (in thousands):


                                                            Years Ended December 31,
                                                      --------------------------------
                                                          2007               2006
                                                      ---------------- ---------------
          Accrued dividends                           $         1,415  $            -
          Accrued earnings and profits distribution               906               -
          Accrued professional fees                               221             163
          Discontinued operations                                 948               -
          Accrued wages                                           464               -
          Deposit liability                                       272               -
          Accrued environmental costs                           1,033             436
          Accrued vacation                                         96               -
          Amount due to City of New York                            -             308
                                                      ---------------- ---------------
                                                      $         5,355  $          907
                                                      ================ ===============

8. NOTE PAYABLE TO BANK AND CREDIT FACILITY:

     On December 30, 2003, the Green Bus Lines, Inc. and Subsidiary, along with the Triboro Coach Corporation and Subsidiaries, Jamaica Central Railways, Inc. and Subsidiaries, Command Bus Company, Inc., and G.T.J. Company, Inc. and
Subsidiaries (the "Affiliated Group"), replaced its then-existing credit facility with a new facility consisting of mortgages and lines of credit which had an expiration date of June 30, 2004. The facility had been renegotiated over several renewals and was extended to June 30, 2007. In July of 2007, the Affiliated Group terminated its relationship with the lender and paid all amounts outstanding under the revolving credit. Under the terms of the agreement, the entire group had a $6.5 million facility consisting of a $4 million revolving credit, which was secured by approximately $4.5 million of cash and bonds held by the Affiliated Group and a $2.5 million second mortgage secured by a mortgage on property owned by G.T.J. Company, Inc., in New York City. The facility of $6.5 million was being used to finance the working capital needs of the Affiliated Group. The facility bore interest at the prime rate and was adjusted from time to time. The loans were collateralized by all tangible assets of the Affiliated Group.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

8.  NOTE PAYABLE TO BANK AND CREDIT FACILITY (Continued):

     The outstanding debt under this revolving credit was paid in June 2007.

ING Financing Agreement:

     On July 2, 2007, the Company entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial draw down of $17,000,000 on the term loan and in October 2007 made another draw down of $2,000,000 for a total term loan of $19,000,000. In addition to the term loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest on each loan is 6.59% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

8.   NOTE PAYABLE TO BANK AND CREDIT FACILITY (Continued):

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in stockholders' equity as accumulated other comprehensive income. For the year ended December 31, 2007, the amount was deemed to be immaterial.

     The credit facility is used to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

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

     Interest expense for the years ended December 31, 2007, 2006, and 2005 was approximately $718,895, $0 and $0, respectively.

     As of March 31, 2008, $43,214,528 was outstanding under this revolving credit (see Note 19).

9. STOCKHOLDERS' EQUITY:

Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share, available for issuance. The Company has authorized the issuance of up to 15,564,454 shares of the Company's common stock in connection with the Reorganization and the earnings and profits distribution. The common stock is not convertible or subject to redemption.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

9.   STOCKHOLDERS' EQUITY (Continued):

Dividend Distributions

     During the quarter ended March 31, 2007, Green paid dividends to its stockholders totaling $150,000. During the quarter ended September 30, 2007, the Company paid dividends to its stockholders totaling $485,000 and $1,066,651, respectively. On December 20, 2007, the Board of Directors of the Company declared a dividend of $1,414,591 that was paid in January 2008.

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Stock Option Plan

     On June 11, 2007, the Board of Directors approved the Company's 2007 Incentive Award Plan (the "Plan"). The effective date of the Plan was June 11, 2007, subject to stockholder approval. The stockholders of the Company approved the Plan on February 7, 2008.

     The Plan will cover directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development and financial success of the Company and to obtain and retain the services of the above individuals considered essential to the long term success of the Company.

     The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000.

Special Distribution of Earnings and Profits

     On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company's common stock of $6.40 per Company share, payable in $20,000,000 of cash and 3,775,400 of the Company's common stock. For the purposes of the special distribution, the Company's common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62,060,000. The holders of the Company's shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the "Holders"),

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

9.   STOCKHOLDERS' EQUITY (Continued):


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

     In October 2007, cash of $19,093,564 and 3,775,400 shares of the Company's common stock were distributed to the Holders. The remaining payable balance of $906,436 is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2007. Such cash was borrowed against the revolving credit from the Lenders.

     Prior to the Reorganization, approximately 88% of the Green's common stock was held under a Voting Trust Agreement which was to expire in November 2007. The stock held under the agreement was voted at any meeting of the shareholders of Green by the trustee as may be in the judgment of the trustee, for the best interest of the shareholder/officer of Green. Green had the right of first refusal to purchase shares from any shareholder desiring to sell shares at a price established by the Board of Directors. In the normal course of business, Green under a stock repurchase program bought back common shares.

10. PENSION PLAN AND OTHER RETIREMENT BENEFITS:

Non-Union:

     Prior to the reorganization, Green maintained a defined benefit pension plan which covered substantially all of its non-union employees. Participant benefits were based on years of service and the participant's compensation during the last three years of service. Green's funding policy was to contribute annually an amount that did not exceed the maximum amount that could be deducted for federal income tax purposes. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As part of the agreement with the City of New York (the "City"), the pension plan was merged into the Metropolitan Transit Authority's DB Pension Plan ("MTA DB Plan"). Plan assets primarily consisted of convertible equity securities, guaranteed deposit accounts, corporate debt securities and fixed income contracts.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

10. PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

     The following tables present certain financial information for Green's non-union defined benefit pension plan as of December 31, 2006 and for the years ended December 31, 2006 and 2005 (in thousands):


                                                               Year Ended
                                                           December 31, 2006
                                                         ---------------------

        Change in projected benefit obligation:

        Projected benefit obligation at beginning of year            $ 8,603

        Service cost                                                       5

        Interest cost                                                     83

        Actuarial loss                                                   111

        Benefits paid                                                   (144)

        Curtailment gain                                                (831)

        Settlement gain                                               (7,827)
                                                         ---------------------


        Project benefit obligation at end of year                   $     -
                                                         =====================



                                                               Year Ended
                                                           December 31, 2006
                                                         ---------------------

        Change in plan assets:

        Fair asset plan value at beginning of the year               $ 8,659

        Actual return on plan assets                                     157

        Benefits paid                                                   (144)

        Expenses paid                                                    (60)

        Transfer MTA DB Plan                                          (8,612)
                                                         ---------------------

        Fair value of plan assets at end of year                     $      -
                                                         =====================

     No net amount was recognized for the year ended December 31, 2006 related to the Plan's funded status, unrecognized prior service costs or unrecognized net actuarial gain or loss. In addition, no amount was recognized in the consolidated balance sheet at December 31, 2006 related to prepaid benefit costs.


                                                                            Years Ended December 31,
                                                                  ---------------------------------------
        Components of net periodic benefit cost:                          2006                   2005
                                                                  -------------------  ------------------
        Service cost                                              $                5   $             276
        Expense cost                                                              15                  79
        Interest cost                                                             83                 474
        Expected return on plan assets                                          (116)               (672)
        Amortization of prior service cost                                         2                  11
                                                                  -------------------  ------------------
        Net periodic benefit cost                                                (11)                168
        Curtailment loss                                                          83                   -
        Settlement loss                                                          715                   -
                                                                  -------------------  ------------------
        Net periodic benefit cost                                 $              787   $             168
                                                                  ===================  ==================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

10. PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

     The following weighted-average assumptions were used to determine Green's postretirement benefit obligations shown above at December 31, 2006:


                                                        2006
                                                  -------------------

                Discount rate                           5.75%

                Compensation increase                   4.00%

     The following weighted-average assumptions were used to determine the Green's postretirement benefit expense shown above for the years ended December 31, 2006 and 2005:


                                                                   Years Ended December 31,
                                                            ---------------------------------------
                                                                 2006                 2005
                                                            -----------------    ------------------

        Weighted average discount rate                           5.75%                 6.00%

        Weighted average rate of compensation  increase          4.00%                 4.00%

        Expected  long-term rate of return on plan assets        8.00%                 8.00%


     The Agreement with the City provided that all eligible members of the plan would join the City plan and would be credited for all service with Green for the purposes of vesting and benefit accruals and that benefits for all eligible members of the plan would be on substantially the same terms and conditions as the current non-union plan.

     Included in the agreement with the City, the pension plan was merged into the MTA DB Plan. This resulted in a plan curtailment under SFAS No. 88
"Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). The curtailment was caused by the fact that the non-union employees ceased future benefit accruals under the pension plan.

     SFAS 88 requires accelerated amortization or immediate recognition of unrecognized prior service costs which resulted in a loss of approximately $83,000 which was recorded in the second quarter of 2006.

     The transfer of plan assets to the MTA DB Pension Plan on March 3, 2006, resulted in the settlement of the Company's obligation with regard to the plan assets and liabilities.

     SFAS 88 requires accelerated amortization or immediate recognition of the plan's experience gain/(loss) as of the date of settlement or asset transfer date. As a result, Green's recognition of a loss of approximately $777,000 due to the transfer of assets in excess of the benefit liability plus the immediate recognition of the existing gain of approximately $62,000 as of the asset transfer done on March 3, 2006, which resulted in an overall settlement loss of approximately $715,000. This charge was recorded in the second quarter of 2006.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

10. PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

Union:

     In addition, Green maintained a defined benefit pension plan which covered substantially all of its union employees. Participant benefits were based on the employee's monthly pay as of December 31, 1997 plus a flat dollar monthly benefit for service after 1997. Green's funding policy was to contribute annually an amount that did not exceed the maximum amount that can be deducted for federal income tax purposes, in accordance with guidelines contained in the union contract. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consisted primarily of money market funds, corporate bonds, common and preferred equity securities, government securities and fixed income contracts.

     The Agreement with the City provided that all eligible members of the plan join the City plan and would be credited for all service with the Company for the purposes of vesting and benefit accruals and that benefits for all eligible members of the plan would be on substantially the same terms and conditions as the current non-union plan.

     The following tables present certain financial information for Green's union defined benefit pension plan as of and for the year ended December 31, 2006 (in thousands):


                                                                Year Ended
                                                            December 31, 2006
                                                            ------------------

        Change in projected benefit obligation:

           Projected benefit obligation at beginning of year          $88,393

           Service cost                                                    61

           Interest cost                                                3,945

           Actuarial loss                                                 128

           Benefits paid                                               (3,761)

           Settlement gain                                            (88,766)
                                                                  ------------
           Projected benefit obligation at end of year               $       -
                                                                  ============

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

10. PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

                                                                Year Ended
                                                            December 31, 2006
                                                            ------------------

        Change in plan assets:

           Fair value of asset plan value at beginning of            $ 79,235
           year

           Actual return on plan assets                                 3,706

           Employer contributions                                         220

           Benefits paid                                               (3,761)

           Expenses paid                                                 (878)

           Transfer to MTA                                            (78,522)
                                                            ------------------
           Fair value of plan assets at end of year                 $       -
                                                            ===================

     No net amount was recognized during the year ended December 31, 2006 related to the Plan's funded status, unrecognized prior service costs, unrecognized transaction amount of unrecognized net actuarial gain or loss. In addition, no amount was recognized in the consolidated balance sheet at December 31, 2006 related to accrued benefits, intangible assets or accumulated other comprehensive loss.

     The following weighted-average assumptions were used to determine Green's postretirement benefit obligations shown above at December 31, 2006:

                                         2006
                                 ----------------------
         Discount rate                   5.75%



                                                                                Years Ended December 31,
                                                                            --------------------------------
                                                                                  2006                2005
                                                                            ------------      --------------

Components of net periodic benefit cost:

Service cost                                                                      $  61             $ 2,217

Interest cost                                                                     3,944               4,863

Expected  return on plan assets                                                  (4,830)             (6,100)

Amortization of transition amount                                                   771                 964

Recognized actuarial loss                                                             -                 349

Amortization of prior service costs                                                   -                 (16)
                                                               -------------------------      --------------

Net periodic benefit cost                                                           (54)              2,277

Curtailment loss                                                                    578                   -

Settlement loss                                                                   8,494                   -
                                                               -------------------------      --------------

Total pension expense                                                           $ 9,018              $2,277
                                                               =========================      ==============

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

10. PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

     A weighted average discount rate of 5.75% was used to determine Green's post-retirement benefit obligations at December 31, 2006. The following weighted-average assumptions were used to determine Green's postretirement benefit obligations shown above at December 31, 2006 and 2005:

                                                         Years Ended:
                                             ----------------------------------
                                                   2006                2005
                                             ------------------ ---------------

        Discount rate                                5.75%              6.00%

        Expected long-term rate of return
        on plan assets                               8.00%              8.00%

        Compensation increase                           -               4.00%


Other Retirement Benefits:

     Green entered into an agreement with the Union which stipulated that the Union would provide health benefits directly to its members based on a plan developed by it for its members. Green had agreed to fund the health benefits of such plan, subject to certain limitations and the condition that the City provided the funds necessary therefore under the provisions of the OAA.

     Green sponsored a defined contribution 401(k) plan for its non-union employees which covered all employees who, at the plan's anniversary date, had completed one year of service and are at least 21 years of age. The plan was funded by employee salary deferral contributions and employee discretionary contributions. There were no discretionary contributions made by the Company during 2006 and 2005. This plan was terminated in 2006.

     Green sponsors retirement benefits to its non-union employees under a defined contribution 401(k) plan (the "Plan") which covered all employees who, at the Plan's anniversary date, had completed one year of service and are at least 21 years of age.

     Green participated in a multiemployer plan that provided health care benefits, including defined postretirement health care benefits to substantially all non-union employees. The amount contributed to the plan and charged to benefit cost was $0, $51,322, and $527,725 for 2007, 2006, and 2005, respectively.

     The Agreement with the City provided that all eligible members of the Plans join the City Plan and will be credited for all service with Green for the purposes of vesting and benefit accruals and those benefits for all eligible members of the plan will be on substantially the same terms and conditions as the current non-union plan.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

11. RELATED PARTY TRANSACTIONS:

     Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), which has acted as counsel to the Company for approximately nine years. Fees paid by Green to RMF for the years ended December 31, 2007, 2006, and 2005 were $584,605, $43,743, and $96,671, respectively.

     Paul A. Cooper is a director and officer of the Company. In April, 2005, Lighthouse 444 Limited Partnership ("Lighthouse"), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. This space is currently occupied by the Company. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. This lease will expire in April 2010. In February 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000.

     Lighthouse Real Estate Advisors, LLC ("LREA") an affiliate of Lighthouse, of which Paul A. Cooper is a member, received a leasing commission between 2003 and 2006 for the leasing of 23-85 87th Street, East Elmhurst, New York on behalf of a subsidiary of the Company to Avis Rent-A-Car System, Inc. in the aggregate sum of $1,100,000 (3.056% of gross rent). LREA also received a leasing commission in 2006 for the leasing of 85-01 24th Avenue, East Elmhurst, New York on behalf of Triboro Coach Holding Corp. (a subsidiary) to New York City in the aggregate sum of $840,540 (1.318% of gross rent).

     In addition, Lighthouse Real Estate Management, LLC ("LREM"), an affiliate of LREA and Lighthouse, received a leasing commission in 2006 for the leasing of 114-15 Guy Brewer Boulevard, Jamaica, New York on behalf of Jamaica Bus Holding Corp. (a subsidiary) to New York City in the aggregate sum of $615,000 (1.645% of gross rent). LREM also received a leasing commission in 2006 for the leasing of (i) 165-25 147th Avenue, Jamaica, New York and (ii) 49-19 Rockaway Beach Boulevard, Edgemere, New York on behalf of Green Bus Holding Corp. to New York City in the aggregate sum of $1,281,579 (1.528% of gross rent).

     The Avis fee was for finding the tenant and negotiating the lease. The New York City fees were for negotiating the leases. Paul A. Cooper is one of several partners or members of Lighthouse, LREA and LREM.

     Green had an agreement with Varsity Transit, Inc. ("Transit"), an affiliate, under which Transit provided the Company with certain administrative and data processing services. Total service fees incurred under this agreement and included in other nonoperating expenses were $0, $930,019 and $420,684 in 2007, 2006 and 2005, respectively.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

11. RELATED PARTY TRANSACTIONS (Continued):

     Net advances due from Transit aggregated $- and $1,144,703 at December 31, 2007 and 2006, respectively. Additionally, advances due from GTJ (an investee company) aggregated $0 and $3,039,000 at December 31, 2007 and 2006, respectively.

12. INCOME TAXES:

     Effective July 1, 2007, the Company has elected to be taxed as a REIT under
Section 856(c) of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. It is management's intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to it stockholders equal at least the amount at its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable minimum tax and may not be able to qualify as a REIT for subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries are subject to federal, state, and local income taxes.

Reconciliation between GAAP Net Income and Federal Taxable Income:

         The following table reconciles GAAP net income to taxable income for the period from January 1, 2007 through December 31, 2007 (in thousands):

                                                                   2007
                                                                (unaudited)
                                                              ----------------

        Income (Loss) from continuing operations before
        income taxes and equity in earnings of affiliated
        companies                                                 $ 6,854
        Less: GAAP net income of taxable subsidiaries              (3,300)
                                                              ----------------
        GAAP net income from REIT operations                        3,554
        Remediation costs deductible for tax purposes                (220)
        Deferred rent                                                (655)
                                                              ----------------
        Adjustable taxable income subject to 90% dividend
        requirements                                              $ 2,679
                                                              ================

     Dividend   distributions   for  the  year  ended  December  31,  2007  were
characterized for federal income tax purposes as 100% ordinary income.

Taxable REIT Subsidiaries

     The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries ("TRS") activities, which include Shelter Express, Inc. and subsidiaries.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

12. INCOME TAXES (Continued):

     Income taxes have been provided for through the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

     As a result of the election of the REIT status, the Company wrote-off approximately $268,000 of deferred tax assets net of deferred tax liabilities which resulted in a charge of $268,000 to the accompanying consolidated statement of income.

     The provisions for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

                                                         Years Ended December 31,
                                        ----------------------------------------------------
                                             2007                2006              2005

Current:                                                        (Restated)

Federal                                        $    539      $         451         $    320

State and local                                     409                582              161

Deferred                                            242              (117)              203
                                        ----------------     --------------    -------------

Provision for income taxes                     $  1,190              $ 916           $  684
                                        ================     ==============    =============


     The provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows:


                                                  Years Ended December 31,
                                      -------------------------------------------------
                                         2007             2006               2005
                                      ------------    --------------    ---------------

 Current:

 Federal                                    $ 232            $2,840           $      -

 State and local                             (133)              823               (34)

 Deferred                                      16            (3,529)             (148)
                                      ------------    --------------    ---------------

 Total tax provision                        $ 115             $ 134          $   (182)
                                      ============    ==============    ===============

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

12.  INCOME TAXES (Continued):

     Prior to the year ended  December  31,  2007,  taxable  income  (loss) from
continuing   operations  has  been  determined   prior  to  the  elimination  of
intercompany transactions.

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

                                                                         Years Ended December 31,
                                                          --------------------------------------------------------
                                                                    2007                2006                2005
                                                          ----------------   -----------------    ----------------

                                                                                (Restated)
Income tax (benefit) at the United States Federal
statutory rate of 34%                                             $ 2,330              $1,009             $  (108)

State and local taxes, net of federal benefit                         822                   -                 (38)

Write-off of deferred tax assets and liabilities in
connection with the election of REIT status                          (268)                  -                   -

Tax effect of REIT related income included in net
income.                                                            (1,208)                  -                   -

Tax effect of REIT related income for state and local
taxes, net of federal tax benefit                                    (426)                  -                   -

Intercompany rent                                                       -                   -                 627

Depreciation, rent and other adjustments                              (60)                (93)                203
                                                          ----------------   -----------------    ----------------
Provision for income taxes                                        $ 1,190               $ 916                $684
                                                          ================   =================    ================

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) from continuing operations at December 31, 2007 and 2006 are as follows:

Deferred tax assets (liabilities):

                                                                     December 31,
                                                          -----------------------------------
                                                               2007               2006
                                                          ----------------   ----------------
Deferred tax assets:

        State and local taxes, net                            $     -           $    133

        Book over tax depreciation                                  -                431

        Discounted unpaid losses                                  338                  -

        Environmental investigation and feasibility study           -                157

        Other                                                       3                  -
                                                          ----------------   ----------------
                Total deferred tax assets                     $   341       $        721
                                                          ----------------   ----------------

        Deferred tax liabilities:

        Deferred rental income                                $     -           $    198

        Vacation accrual                                           19                  -

        Installment sale                                           23                  -

        Other                                                      36                  3
                                                          ----------------   ----------------
                Total deferred tax liabilities                 $   78            $   201
                                                          ----------------   ----------------
        Net deferred tax assets                               $   263           $    520
                                                          ================   ================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

12.  INCOME TAXES (Continued):

     Prior to the Reorganization, Green and two affiliates (who were merged into the Company) owned all of the common stock of Command Bus Company and GTJ Co., Inc. which were accounted for under the equity method. Green and its affiliates exercised significant influence over the affiliates and intended to maintain permanent investments in these affiliates. Accordingly, taxes were not provided on the undistributed earnings of these affiliates prior to January 31, 1993 (SFAS No. 109 adoption). Accumulated undistributed earning (losses) of affiliates for which no provision (benefit) for income taxes has been made was approximately $(561,000) and $(682,000) at December 31, 2007 and 2006,
respectively.

     The Company elected a fiscal year ended June 30th for tax reporting purposes. For the period July 1, 2006 to June 30, 2007, the Company filed a tax return in the U.S. federal tax jurisdiction and the states of New York, New Jersey, California, Arizona and New York City. The tax returns included the results of GTJ REIT, Inc. for the period July 1, 2006 through June 30, 2007 and the results of the Companies acquired in the Reorganization from the period April 1, 2007 through June 30, 2007. During January 2008, the Company elected to change its year end from June 30th to December 31st for tax reporting purposes. As a result, the Company will file a tax return for the period July 1, 2007 through December 31, 2007 which includes the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the TRS's.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

12.  INCOME TAXES (Continued):

     Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. federal or state and local income tax examinations by tax authorities for years after 2004. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2007.

     Green Bus Lines, Inc. and Subsidiary is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax year ended December 31, 2005. There have been no adjustments proposed in connection with the examination.

     The Company restated the accompanying consolidated financial statements for the year ended December 31, 2006 to reflect the correction of an error made in 2006 related to recording a federal and state income tax expense entry. The error had no effect on net income for the year ended December 31, 2007. Had the error not been made, net income for Green would have increased by $600,000 ($159.29 per share) for the year ended December 31, 2006 (see Note 16).

13. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

     On March 26, 2007, there was a joint special meeting of the stockholders of the Bus Companies. The business considered at the meeting was the merger of:
Green with and into Green Acquisition; Triboro with and into Triboro Acquisition; and Jamaica with and into Jamaica Acquisition. Appraisal rights were perfected by stockholders of the Bus Companies who would have received approximately 366,133 shares of the Company's common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Bus Companies made good faith offers to such stockholders based on the value of the Company's common stock of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. In March 2008, certain pre-trial discovery was ordered by the court and provided by the Company. In addition, at that time a hearing was set for early September 2008. Collectively, the Claimants have been paid $1,351,120 pursuant to the Company's good faith offer. The Claimants would have received approximately 241,272 shares of the Company's common stock following

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

13.  COMMITMENTS AND CONTINGENCIES (Continued):

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

Environmental Matters

     The Company's real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's engineering report has an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8 million) was included which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. As of December 31, 2007, the Company has recorded a liability of $1,033,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

13.  COMMITMENTS AND CONTINGENCIES (Continued):

Leases:

     The Company's principal office is located in 6,912 square feet at 444 Merrick Road, Lynbrook, NY (including 3,545 square feet effective March, 2008), which it leases from a partnership owned in part by Paul A. Cooper, a Director and Officer of the Company. Future minimum rents payable under the terms of the leases, as amended, amount to $169,540, $174,626, and $118,723 during the years 2008 through 2010.

     The Company recorded lease payments through the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities and certain office and transportation equipment, which amounted to $547,362, $0, and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

     At December 31, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows (in thousands):

                2008                       $ 689

                2009                         665

                2010                         515

                2011                         344

                2012                         266

                Thereafter                   330
                                        --------------

                Total                     $2,809
                                        ==============

14. SIGNIFICANT TENANT:

     Two tenants, included in the consolidated statement of income, constituted 100% of rental revenue for the year ended December 31, 2007 and one tenant constituted 100% of the rental income for the year ended December 31, 2006.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


15. FUTURE MINIMUM RENT SCHEDULE:

     Future minimum lease payments to be received by the Company as of December 31, 2007 under noncancelable operating leases for the next five years and thereafter are as follows (in thousands):


                2008                             $ 9,433

                2009                               9,499

                2010                               9,387

                2011                               9,914

                2012                               9,914

                Thereafter                       150,313
                                           -------------------

                                               $ 198,460
                                           ===================

     The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

16. PRIOR YEAR RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying consolidated financial statements for the year ended December 31, 2006 have been restated to reflect the correction of an error related to recording a federal and state income tax expense entry. The effect of the restatement was to increase Green's net income for the year ended December 31, 2006 by approximately $600,000 and $159.29 per share. The restatement resulted in the following changes to the Company's consolidated balance sheet, statement of operations and cash flows for the year ended December 31, 2006:

                                                 As Reported       As Restated
                                                --------------------------------
                                                        (in thousands)
Consolidated balance sheet:
Income taxes payable                          $         4,840   $         4,240
                                             ================= =================

Consolidated statement of operations:
Provision for income taxes                    $         1,516   $           916
                                             ================= =================

Consolidated statement of cash: flows:
Income taxes payable                          $         4,512   $         3,912
                                             ================= =================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

17. SEGMENTS:

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

     Real Estate Operations rents Company owned real estate located primarily in New York.

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

     Paratransit   Operations  provide  paratransit  service  in  New  York  for physically and mentally challenged persons who are unable to use standard public transportation (see Note 19).

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

17. SEGMENTS (Continued):

     The summarized segment information (excluding discontinued operations), as of and for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):


Year Ended December 31, 2007
                               -------------------------------------------------------------------------------------------------
                                Real Estate       Outside      Insurance        Paratransit
                                Operations      Maintenance    Operations       Operations        Eliminations        Total
                               -------------------------------------------------------------------------------------------------
Operating revenue and subsidies $      9,451   $        26,059 $           -  $         9,537   $        (1,975) $        43,072
Operating expenses                     4,245            23,120           100           10,505            (1,550)          36,420
                               -------------- ----------------- ------------- ----------------  ---------------- ----------------
Operating income                       5,206             2,939          (100)            (968)             (425)           6,652
Other income (expense):
   Interest income                       771                74            37                5                 -              887
   Interest and debt expense            (780)              (21)            -              (11)                -             (812)
   Change in insurance reserves            -                 -           254                -                 -              254
     Other                               (70)             (475)            -               (7)              425             (127)
                               -------------- ----------------- ------------- ----------------  ---------------- ----------------
        Total other income               (79)             (422)          291              (13)              425              202
(expense)

Income (loss) from continuing
operations before income
taxes  and equity in earnings
of affiliated companies                5,127             2,517           191             (981)                -            6,854
Equity in earnings of
affiliated companies, net
of tax                                    60                 -             -                -                 -               60

Provision for income taxes            (1,162)             (28)             -                -                 -           (1,190)
                               -------------- ----------------- ------------- ----------------  ---------------- ----------------
Income (loss) from continuing
operations                     $       4,025   $         2,489 $         191   $         (981)  $             - $          5,724
                               ============== ================ ============== ================ ================ =================
Capital expenditures           $           -   $           637 $           -   $            -   $             - $            637
                               ============== ================ ============== ================ ================ =================
Depreciation and amortization  $         344   $           219 $           -   $            3   $             - $            566
                               ============== ================ ============== ================ ================ =================
Total assets                   $     136,249   $        14,817 $       4,119   $        3,398   $      (33,886) $        124,697
                               ============== =============================== ================ ================ =================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


17. SEGMENTS (Continued):


Year Ended December  31,
2006
                           ---------------------------------------------------------------------------------------
                             Real Estate   Outside         Insurance    Paratransit
(Restated)                   Operations    Maintenance     Operations   Operations   Eliminations      Total
                           ---------------------------------------------------------------------------------------
Operating revenue
                           $       3,908 $           - $            - $           - $            - $       3,908
                           ------------- ------------- -------------- ------------- -------------- ---------------
Operating expenses                   940             -              -             -              -           940
Operating income                   2,968             -              -             -              -         2,968
Income from continuing
operations before income
taxes and equity in
earnings (loss) of
affiliated companies               2,968             -              -             -              -         2,968
Provision for income taxes          (916)            -              -             -              -          (916)
Equity in earnings  (loss)
of affiliated companies,
net of tax                          (501)            -              -             -              -          (501)
                           ------------- ------------- -------------- ------------- -------------- ---------------
Income from continuing
operations                 $       1,551 $           - $            - $           - $            - $       1,551
                           ============= ============= ============== ============= ============== ===============
Total assets               $      23,942 $           - $            - $           - $            - $      23,942
                           ============= ============= ============== ============= ============== ===============
Capital expenditures       $           - $           - $            - $           - $            - $           -
                           ============= ============= ============== ============= ============== ===============
Depreciation and
amortization               $         281 $           - $            - $           - $            - $         281
                           ============= ============= ============== ============= ============== ===============
Investment in equity
method investees           $       1,971 $           - $            - $           - $            - $       1,971
                           ============= ============= ============== ============= ============== ===============

Year Ended December 31, 2005
                           ---------------------------------------------------------------------------------------
                            Real Estate     Outside       Insurance    Paratransit
                             Operations   Maintenance    Operations     Operations   Eliminations      Total
                           ---------------------------------------------------------------------------------------
Operating revenue          $           -  $          - $            - $           - $            - $           -

Operating expenses                   317             -              -             -              -           317
                           ------------- ------------- -------------- ------------- -------------- ---------------
Income from continuing
operations before income
taxes and equity in
earnings (loss) of
affiliated companies                (317)            -              -             -              -          (317)
Provision for income taxes          (684)            -              -             -              -          (684)
Equity in earnings of
affiliated companies, net
of tax                             1,390             -              -             -              -         1,390
                           ------------- ------------- -------------- ------------- -------------- ---------------
Income from continuing
operations                 $         389 $           - $            - $           - $            - $         389
                           ============= ============= ============== ============= ============== ===============
Total assets               $      27,082 $           - $            - $           - $            - $      27,082
                           ============= ============= ============== ============= ============== ===============
Capital expenditures       $           3 $           - $            - $           - $            - $           3
                           ============= ============= ============== ============= ============== ===============
Depreciation and
amortization               $         317 $           - $            - $           1 $            - $         317
                           ============= ============= ============== ============= ============== ===============
Investment in equity
method investees           $         795 $           - $            - $           - $            - $         795
                           =======================================================================================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


18. SELECTED QUARTERLY DATA (Unaudited):

     The summarized selected quarterly data for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands except per share data).


                  Year                       March 31            June 30          September 30      December 31
-------------------------------------------------------------------------------------------------------------------
2007
   Revenues                                $           999  $           14,630  $         14,055 $          13,388
   Net income                              $           573  $            1,777  $          1,407 $           1,643
   Per common share (basic and
    diluted) (a)                           $          2.58  $             0.18  $           0.15 $           $0.13
2006 (Restated)
   Revenues                                $           913  $              999  $            999 $             997
   Net income (loss)                       $         7,042  $             (847) $         (5,584)$             614
   Per common share (basic and
    diluted) (a)                           $      1,869.58  $          (224.88) $      (1,452.54)$          163.02
2005
   Revenues                                $             -  $                -  $              - $               -
   Net income                              $           374  $              416  $             93 $             844
   Per common share (basic and
    diluted) (a)                           $         99.31  $           110.49  $          24.56 $          224.17


(a) Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

19. SUBSEQUENT EVENTS:

Real Estate Acquisition

     On February 1, 2008, the Company entered into an agreement to purchase a property located in the Hartford, Connecticut area. In connection with this agreement, the Company made an initial deposit in the amount of $2,300,000. The purchase price of the property is approximately $23,300,000.The closing of this transaction occurred on March 3, 2008. The acquisition cost was funded from the Company's secured revolving credit facility.

Paratransit Operations (unaudited)

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

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

19.  SUBSEQUENT EVENTS (Continued):

     The Paratransit Operations' revenues and net losses for the year ended December 31, 2007 and 2006 were as follows (in thousands):

                                    Years Ended December 31,
                           --------------------------------------------
                                   2007                   2006
                             ------------------   ---------------------
            Revenues        $           12,454   $              10,176
                             ==================   =====================
            Net loss        $           (1,078)  $                (696)
                             ==================   =====================

                         GTJ REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

20.  REAL ESTATE AND ACCUMULATED DEPRECIATION:

     Information relating to real estate and accumulated depreciation as of December 31, 2007 are as follows (in thousands):


                                                      Cost
                                                   Capitalized   Total                        Total Cost
                             Initial   Initial     Subsequent    Costs at                       Net of
                    Encum-   Costs     Costs           to        December    Accumulated     Accumulated   Year     Depreciable
  Description (B)   branc    Land      Buildings   Acquisition   31, 2007    Depreciation    Depreciation  Acquired    Lives
--------------------------------------------------------------------------------------------------------------------------------
165-25 147th
Avenue              $  250 $     360   $  3,821  $  1,314      $    5,495    $  4,745        $      750     (A)    10-25 years
49-19 Rockaway
Blvd.               $  250 $      74   $    783  $    673      $    1,530    $    972        $      558     (A)    10-25 years

85-01 24th Avenue   $  250 $  38,210   $    937  $      -      $   39,147    $     64        $   39,083     (A)    10-25 years
114-15 Guy Brewer
Blvd.               $  250 $  23,100   $      6  $      -      $   23,106    $      -        $   23,106     (A)    10-25 years
612 Wortman Avenue  $    - $  14,400   $    323  $      -      $   14,723    $    255        $   14,468     (A)    10-25 years
23-85 87th Street   $    - $   8,907   $    117  $      -      $    9,024    $      -        $    9,024     (A)    10-25 years
                    ------------------------------------------------------------------------------------------------------------
                    $1,000 $  85,051   $  5,987  $   1,987     $   93,025    $  6,036        $   86,989
                    ===================================================================================

(A) Acquired by the Company in March 2007 upon the reorganization. See Note 1 to financial statements. The Bus Companies acquired these properties from 10 to 70 years ago.

(B) All properties located in New York, New York

     The changes in real estate for the three years ended December 31, 2007 are as follows:

                                                   2007                      2006                      2005
                                           ---------------------    ------------------------   ---------------------
Balance at beginning of year                $          7,025         $            7,025         $          7,025
Property acquisitions                                 86,000                          -                        -
Improvements                                               -                          -                        -
Retirements / disposals                                    -                          -                        -
                                           ---------------------    ------------------------   ---------------------
Balance at end of year                      $         93,025         $            7,025         $          7,025
                                           =====================    ========================   =====================

     The   aggregate   cost  of  land,   buildings  and   improvements,   before
depreciation, for Federal income tax purposes at December 31, 2007 was approximately $21,653.

     The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for three years ending December 31, 2007 are as follows:

                                                   2007                      2006                      2005
                                           ---------------------    ------------------------   ---------------------
Balance at beginning of year                $          5,476         $            5,195         $          4,878
Depreciation for year                                    560                        281                      317
Retirements / disposals                                    -                          -                        -
                                           ---------------------    ------------------------   ---------------------
Balance at end of year                      $          6,036         $            5,476         $          5,195
                                           =====================    ========================   =====================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

     This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the our registered public accounting firm thereon, due to the transition period established by the rules of the Securities and Exchange Commission for newly public companies.

     The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were not fully effective. The Registrant has recently begun reporting as a public company and has, since December 31, 2007, obtained the assistance needed to generate financial statements and reports to be filed with the Securities and Exchange Commission which fully comply as to required contents and which can be provided on a timely basis.

     There have not been any changes in the Registrant's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting, other than the addition of assistance needed to generate financial statements and reports to be filed with the Securities and Exchange Commission which fully comply as to required contents and which can be provided on a timely basis.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors consists of seven members, four of whom are deemed independent as defined in the North American Securities Administration Association ("NASAA") guidelines. A director is deemed to be independent if in the last two years he or she is not associated, directly or indirectly, with us or the Bus Companies. Serving as a director of an affiliated company does not, by itself, preclude a director from being considered an independent director, in accordance with the guidelines of NASAA applicable to REIT. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required. Written or electronic materials are distributed in advance of meetings as a general rule and our Board of Directors schedules meetings with, and presentations from, members of our senior management on a regular basis and as required.

     Directors are elected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class I directors have a term expiring at the Annual Meeting in 2010 and until their successors are elected and qualified. Class II directors have a term expiring at the Annual Meeting in 2008 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2009 and until their successors are elected and qualified. Directors elected at such time shall be elected to three year terms. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

     The Board of Directors held seven meetings during the 2007 fiscal year. All of the Directors attended at least 75% of the meetings of the Board of Directors and of the committees on which they served. We encourage all members of the Board of Directors to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2007 Annual Meeting of stockholders, five members of the Board of Directors attended.

         The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 1, 2008:

Name                                               Age                              Position
----------------------------------------           ---     ---------------------------------------------------------
Jerome Cooper                                       79     President and Chief Executive Officer and Chairman of the
                                                           Board of Directors and Class III Director

Paul Cooper                                         47     Vice President and Class II Director


Douglas Cooper                                      61     Vice President, Treasurer and Secretary and Class I
                                                           Director

Michael Kessman                                     56     Chief Accounting Officer


David Jang                                          47     Class II Director


John J. Leahy                                       65     Class III Director

Donald M. Schaeffer                                 57     Class III Director


Harvey I. Schneider                                 74     Class I Director

     The principal occupation and business experience of each of the directors and executive officers are as follows:

     Jerome Cooper has been a director and Chief Executive Officer of the Company since June 2006. Jerome Cooper has been principally employed as the Chief Executive Officer of the Company and its subsidiaries since March, 2007. Prior to that Jerome Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for the past 10 years. Jerome Cooper received a Bachelors degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law. Jerome Cooper is Paul Cooper's father and Douglas Cooper's uncle.

     Paul A. Cooper has been a director and Vice President of the Company since June, 2006. For more than five years, Paul Cooper's principal occupation has been as principal of Lighthouse Real Estate Ventures and of its affiliates (collectively "Lighthouse"). Lighthouse owns, manages and leases commercial office buildings in the Greater New York metropolitan area for its own account and the account of its investors. Paul Cooper received a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the son of Jerome Cooper and the cousin of Douglas A. Cooper.

     Douglas A. Cooper has been a director of the Company since June, 2006. Douglas Cooper has been a member of Ruskin Moscou Faltischek, P.C., counsel to the Company, since 1998, and another law firm for many years prior thereto, which have been counsel to the Bus Companies and then the Company. Douglas Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Douglas Cooper also earned a masters degree in Corporate Law from NYU Law School. Douglas Cooper is the nephew of Jerome Cooper and the cousin of Paul A. Cooper.

     Michael Kessman has been employed by the Company and its subsidiaries, and before March 2007, by the Bus Companies, as the senior controller and Chief Accounting Officer since November 1985. Mr. Kessman graduated from Syracuse University with a bachelors degree in accounting.

     David M. Jang has been a director for the Company since June, 2006. Mr. Jang has been a Vice President at Multi-Bank Securities, an investment-banking firm since August of 2005. Prior to joining Multi-Bank, Mr. Jang was the Director of Institutional Sales at Sovereign Securities from March 2003 to August 2005 and President of CPE Management from September 1999 to March 2003. Mr. Jang graduated from Wharton School, University of Pennsylvania with a Bachelors of Science in economics. Mr. Jang is deemed an independent director.

     John J. Leahy has been a director of the Company since June, 2006. Mr. Leahy is presently President of JJL Consulting. From 1998 to 2006, Mr. Leahy was Managing Director of Citibank Private Bank operations in Long Island. Prior to that, Mr. Leahy was a Senior Vice President of Chase Manhattan Bank, N.A. Mr. Leahy holds a Bachelors degree in Mechanical Engineering from the University of Dayton, and a Masters degree in Business Administration from Long Island University. Mr. Leahy is deemed an independent director.

     Donald M. Schaeffer has been a director of the Company since June, 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past seven and a half years. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed certified public accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

     Harvey I. Schneider has been a director of the Company since June 2007. Mr. Schneider is currently a partner at the law firm of Putney, Twombly, Hall & Hirson LLP. Mr. Schneider is admitted to practice in New York and Florida. For over forty-five years he has practiced in the field of trusts and estates for individuals, and employee benefits and succession planning for business entities. Mr. Schneider is a 1955 graduate of the Pennsylvania State University with a B.S. in business administration and a 1958 graduate of the New York University School of Law. Mr. Schneider is deemed an independent director.

Committees of our Board of Directors

     Audit Committee

     We have an audit committee comprised of three directors Messrs. Jang, Leahy and Schaeffer, all of whom are deemed independent directors. Mr. Schaeffer is designated as Chairman. Our Board of Directors has determined that Mr. Schaeffer is a financial expert and meets the criteria for independence as described in the Securities and Exchange Act of 1934, as amended. The audit committee:

     o makes recommendations to our Board of Directors concerning the engagement of independent public accountants;

     o reviews the plans and results of the audit engagement with the independent public accountants;

     o approves professional services provided by, and the independence of, the independent public accountants;

     o    considers the range of audit and non-audit fees; and

     o    consults  with  our  independent  public  accountants   regarding  the
          adequacy of our internal accounting controls.

     During the fiscal year ended December 31, 2007, the Audit Committee held three meetings and each member attended all of the meetings.

     Executive Compensation Committee

     We have an executive compensation committee comprised of Messrs. Schneider, Jang, and Leahy, all of whom are deemed independent directors, to establish compensation policies and programs for our directors and executive officers. During the fiscal year ended December 31, 2007, the Executive Compensation Committee held three meetings and each member attended all of the meetings, except for one member who attended 66% of the meetings.

     No Nominating Committee

     The Board of Directors does not have a nominating committee. Instead, the full Board of Directors carries out the duties of a nominating committee. The Board of Directors has not adopted written guidelines regarding nominees for director.

Directors' compensation

     We pay each of our non-officer directors an annual retainer of $10,000 and annually grant a 5,000 share stock option at fair market value on the date of grant. In addition, we pay non-officer directors $500.00 for attending each board and committee meeting.

Code of Business Conduct and Ethics

     Our Board of Directors has not adopted a code of business conduct and ethics as of this time, but expects to do so within the near future.


ITEM 11.                            EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below.

     Overview of Objectives

     The   Compensation   Committee  of  the  Board  of  Directors   establishes
compensation policies, plans and programs to accomplish three objectives:

     o to keep, incentivize and reward highly capable and well-qualified executives;

     o to focus executives' efforts on increasing long-term shareholder value; and

     o to reward executives at levels which are competitive with the marketplace for similar positions and consistent with the performance of each executive and of our company.

     Our executive compensation program is designed to reward an individual's success in meeting and exceeding performance in various leadership functions, coupled with the ability to enhance long-term shareholder value. Some of the key elements in considering an executive's level of success are the executive's:

     o effectiveness as it relates to our overall financial, operational, and strategic goals;

     o the individual's level of responsibility and the nature and scope of these responsibilities;

     o    contribution to our financial results;

     o effectiveness in leading initiatives to increase customer value and overall productivity; and

     o contribution to our commitment to corporate responsibility, as well as, compliance with applicable laws, regulations, and the highest ethical standards.

     Elements of Compensation

     Our executive compensation program includes the following elements:

     o annual compensation which is comprised of base salary, cash bonus, and other annual types of compensation; and

     o long-term compensation which may include the award of stock options, and similar long-term compensation.

     The Compensation Committee from time to time, evaluates and discusses the performance of certain executives. This evaluation and discussion may include, among other things, a review of the contribution and performance of such executive to the Company's overall performance, strengths, weaknesses, and development plans. Following this evaluation and discussion, input, as needed, is obtained from other senior officers. A discussion is held and the Compensation Committee makes its own assessment and determines the compensation of each executive. The committee continually strives to balance annual and long-term compensation by examining the entire compensation package of each executive.

     Annual Compensation

     Each compensation element is specifically designed to meet the objectives outlined above. As such, in determining the annual compensation budget for the current year and in fixing levels of executive compensation, the Compensation Committee considered:

     o    our performance relative to our growth and profitability goals and its
          peers'  performance,   both  in  the  local  geographic  area  and  in
          institutions with similar lending portfolios;

     o    the relative individual performance of each executive; and

     o    our cash needs.

     Base Salary

     In establishing a base salary for executives, the following factors were considered: (i) the duties, complexities, specialization, and responsibilities of the position; (ii) the level of experience and/or training required; (iii) the impact of the executive's decision-making authority; and (iv) the compensation for positions having similar scope and accountability within and outside the Company.

     The Compensation Committee, where it deems appropriate, reviews publicly available local, regional, and national compensation data to benchmark executive compensation. We believe that executive talent extends beyond our direct competitors and industry; therefore, the data may include a broad comparison group. While benchmarking provides a very useful tool, the Compensation Committee understands that an effective compensation program is based primarily on performance; therefore, adjustments to base salary benchmarks are driven primarily by individual performance and our projected cash needs.

     Other Compensation

     Jerome Cooper has been granted the use of a company-owned vehicle. The use of the company-owned vehicle provides an expense-saving opportunity, as this vehicle is used for business-related travel as needed, helping to cut out-of-pocket travel expenses. In addition, Stanley Brettschneider and Michael Kessman are reimbursed for costs associated for gas and tolls as their personal vehicles are used for business-related travel as needed, helping to cut out-of-pocket travel expenses.

     Long-Term Compensation

     The Compensation Committee continually strives to achieve a balance between promoting strong annual growth and ensuring long-term viability and success. To reinforce the importance of balancing these views, executives may be provided long-term incentives.

     Stock Options

     Our Compensation Committee believes that stockholder value of our Company can be further increased by aligning the financial interests of our key executives and certain other employees with those of our stockholders. Awards of stock options pursuant to our 2007 Incentive Award Plan (the "2007 Plan") are intended to meet this objective and constitute the long-term incentive portion of executive compensation. Participation in the 2007 Plan is specifically approved by the Board of Directors and consists of our directors and employees.

     2007 Incentive Award

     Our Board of Directors adopted the 2007 Plan on June 11, 2007. The stockholders approved the 2007 Plan at the annual meeting of stockholders held on February 7, 2008. The following is a summary of the principal features of the 2007 Plan. This summary highlights information from the 2007 Plan. Because it is a summary, it may not contain all the information that is important to you. To fully understand the 2007 Plan, you should carefully read the entire 2007 Plan, which is included as an exhibit to the this Annual Report on Form 10-K.

                Securities subject to the 2007 Plan

     The shares of stock subject to the 2007 Plan are our Common Stock. Under the terms of the 2007 Plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights, or SARs, and other awards will be no more than 1,000,000 shares, subject to adjustment under specified circumstances.

                Awards under the 2007 Plan

     The Compensation Committee is the administrator of the 2007 Plan. The 2007 Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

     Our officers, employees, consultants and non-officer Directors are eligible to receive awards under the 2007 Plan. The administrator determines which of our officers, employees, consultants, and non-officer Directors will be granted awards.

     Nonqualified stock options, or NQSOs, provide for the right to purchase our Common Stock at a specified price which, except with respect to NQSOs intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), may not be less than fair market value on the date of grant, and usually will become exercisable, in the discretion of the administrator, in one or more installments after the grant date. The exercisability of the installments of a NQSO may be subject to the satisfaction of individual or company performance criteria established by the administrator. NQSOs may be granted for any term specified by the administrator.

     Incentive stock options, or ISOs, are designed to comply with the provisions of Section 422 of the Code and are subject to certain restrictions contained in the Code. Among such restrictions, ISOs generally must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant, may only be granted to officers and employees and must expire within ten years from the date of grant. In the case of an ISO granted to an individual who owns, or is deemed to own, at least 10% of the total combined voting power of all of our classes of stock, the 2007 Plan provides that the exercise price must be at least 110% of the fair market value of a share of our common stock on the date of grant and the ISO must expire within five years from the date of grant.

     Restricted stock may be sold to participants at various prices or granted with no purchase price, and may be made subject to such restrictions as may be determined by the administrator. Restricted stock, typically, may be repurchased by us at the original purchase price if the vesting conditions are not met. In general, restricted stock may not be sold or otherwise hypothecated or transferred until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and may receive distributions prior to the time the restrictions lapse. Also, distributions on restricted stock may be subject to vesting conditions and restrictions.

     Deferred stock may be awarded to participants, typically without payment of consideration, but subject to vesting conditions based on performance criteria established by the administrator. Like restricted stock, deferred stock may not be sold or otherwise hypothecated or transferred until vesting conditions are removed or expire. Unlike restricted stock, deferred stock will not be issued until the deferred stock award has vested, and recipients of deferred stock generally will have no voting or distribution rights prior to the time when the vesting conditions are satisfied.

     Stock appreciation rights may be granted in connection with stock options or separately. SARs granted by the administrator in connection with stock options typically will provide for payments to the holder based upon increases in the price of our common stock over the exercise price of the related option, but alternatively may be based upon an exercise price determined by the administrator. Except as required by Section 162(m) of the Code with respect to any SAR intended to qualify as performance-based compensation, there are no restrictions specified in the 2007 Plan on the exercise prices of SARs, although restrictions may be imposed by the administrator in the SAR agreements. The administrator may elect to pay SARs in cash or our common stock or a combination of both.

     Distribution equivalents represent the value of the distributions per share paid by us, calculated with reference to the number of shares covered by the stock options, SARs or other awards held by the participant.

     Performance awards may be granted by the administrator to officers, employees or consultants based upon, among other things, the achievement of performance goals. Generally, these awards will be based upon specific performance criteria and may be paid in cash or our common stock or a combination. Performance awards to officers, employees and consultants may also include bonuses granted by the administrator, which may be payable in cash or our common stock or a combination of both.

     Stock payments may be authorized by the administrator in the form of shares of our common stock or an option or other right to purchase our common stock as part of a deferred compensation arrangement in lieu of all or any part of cash compensation, including bonuses, that would otherwise be payable to the officer, employee or consultant. Stock payments may be based on the achievement of performance goals.

     The administrator may designate officers and employees as Section 162(m) participants, whose compensation for a given fiscal year may be subject to the limit on deductible compensation imposed by Section 162(m) of the Code. The administrator may grant to Section 162(m) participants options, restricted stock, deferred stock, SARs, dividend equivalents, performance awards, cash bonuses and stock payments that are paid, vest or become exercisable upon the achievement of performance goals for our company, or any subsidiary, division or operating unit of our company related to one or more of the following performance criteria net income; pre-tax income; operating income; cash flow; earnings per share; earnings before interest, taxes, depreciation and/or amortization; return on equity; return on invested capital or assets; cost reductions or savings; or appreciation in the market value of a share of our common stock.

                Option grants to non-officer Directors

     Each of our non-officer Directors will receive an option for 5,000 shares of our common stock as of the date of their appointment and a similar option at each annual meeting of our stockholders thereafter ("Director Options"). Each person who thereafter is elected or appointed as a non-officer director will receive a Director Option on the date such person is first elected as a non-officer director and at each annual meeting of our stockholders thereafter. The Director Options will vest on grant.

                Amendment and Termination of the 2007 Plan

     The Board of Directors may not, without stockholder approval, amend the 2007 Plan to increase the number of shares of our stock that may be issued under the 2007 Plan.

     The Board of Directors may terminate the 2007 Plan at any time. The 2007 Plan will be in effect until terminated by the Board of Directors. However, in no event may any award be granted under the 2007 Plan after ten years following the 2007 Plan's effective date. Except as indicated above, the Board of Directors may modify the 2007 Plan from time to time.

     Other Long-Term Compensation

     We offer a variety of health and welfare programs to all eligible employees. The executives generally are eligible for the same benefit programs on the same basis as other employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, prescription, dental and vision. We provide short-term disability coverage to every full time employee in New York, at no cost to the employee.

     We offer a 401(k) plan to all eligible employees, including executives. The 401(k) plan is funded by contributions of participating employees. We do not offer any matching contributions to the participants in this plan.

     Summary Compensation Table

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the three years ended December 31, 2007:

                                                                                  Changes in
                                                                                  Pension
                                                                     Non-         Value
                                                                    Equity        and Non-
                                                                    Incentive     Qualified
                                                                    Plan          Deferred      All Other
                                                 Stock    Option    Compen-       Compensation  Compen-
Name and Position  Year   Salary        Bonus    Awards   Awards    sation        Earnings      sation              Total
-----------------  -----  --------   --------   -------  --------  ---------    --------------  ---------       ---------------

Stanley
Brettschneider,
Officer of        2007 $  528,328          --      --      --            --            --          $ 7,186 (3)(5) $  535,514
Subsidiaries
                  2006 $  496,443          --      --      --            --            --                --       $  496,443
                  2005 $  500,353          --      --      --            --            --          $49,258(2)     $  549,611

Jerome Cooper,
President,
Chief Executive
Officer and
Director
                  2007 $  464,623          --      --      --            --            --          $ 5,839(3)(5)   $  470,462
                  2006 $  420,257          --      --      --            --            --          $   436(5)      $  420,693
                  2005 $  436,699          --      --      --            --            --          $41,169(2)(5)   $  477,868





Michael I
Kessman, Chief
Accounting
Officer
                   2007 $ 228,134           --       --      --            --            --       $ 7,186(3)(5)    $  235,320
                   2006 $ 211,241      $10,000       --      --            --            --       $ 4,422(2)(5)    $  225,663
                   2005 $ 232,110           --       --      --            --            --       $12,393(2)(5)    $  244,503


Paul Cooper,
Vice President
and Director       2007 $  92,308            --       --      --            --            --           --          $   92,308
                   2006         --           --       --      --            --            --           --                  --
                   2005         --           --       --      --            --            --           --                  --


Douglas Cooper,
Vice President,
Treasurer,
Secretary and
Director
                   2007 $  92,308            --       --      --            --            --            --         $   92,308
                   2006         --           --       --      --            --            --      $16,050(4)       $   16,050
                   2005         --           --       --      --            --            --      $16,050(4)       $   16,050
------------------

(1) The pension plans were terminated in January 2006 and no contributions were made by the Bus Companies for 2006.
(2) Consists of unpaid vacation pay.
(3) Consists of 401(K) contributions.
(4) Consists of pension contributions.
(5) Includes $436.00 paid for life insurance premiums


Compensation Committee Interlocks and Insider Participation

     There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Compensation Committee Report

     The following report of the Compensation Committee shall not be deemed to be "soliciting material" or to be "filed" with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into a filing.

     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on our review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

                           THE COMPENSATION COMMITTEE
                                   David Jang
                                  John J. Leahy
                               Harvey I. Schneider

     Grants of Plan Based Awards

     All options granted to our named executive officers in 2007 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2007 were granted under our 2007 Plan.

     The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2007:


                                     Grants of Plan-Based Awards
                                                                  Estimated Future        All Other    All Other
                               Estimated Future Payouts Under     Payouts Under Equity    Stock        Option
                               Non-Equity Incentive Plan Awards   Incentive Plan Awards   Awards(1):   Awards:
----------------------------------------------------------------------------------------------------------------------------------
            Date on                                                                                                      Grant Date
            Which the                                                                Number     Number of   Exercise of  Fair Value
            Board or                                                                 of Shares  Securities  Base Price   of Stock
            Directors   Grant                                                        of Stock   Underlying  of Option    and Options
Name        Took Action Date(1) Threshold  Target  Maximum Threshold Target Maximum  or Units   Options     Awards(2)    Awards(3)
-----------------------------------------------------------------------------------------------------------------------------------


Jerome
Cooper       6/11/07     -        -         -         -           -          -            -      100,000

Paul A.
Cooper       6/11/07     -        -         -         -           -          -            -       50,000        -               -

Douglas A.
Cooper       6/11/07     -        -         -         -           -          -            -       50,000

Michael
Kessman         -        -        -         -         -           -          -            -          -          -               -

------
(1) The Board of Directors approved options to certain named executive officers. The stockholders approved the 2007 Stock Incentive Plan on February 7, 2008.
(2) The exercise price of the options will be determined based upon the fair value of the shares as determined by independent appraisals as of February 7, 2008.
(3) The options will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

Outstanding Equity Awards At 2007 Fiscal Year-End

     The following table sets forth certain information regarding equity awards granted to our named executive officers outstanding as of December 31, 2007:


                                                                                                    Stock Awards
                                         Option Awards                                               Equity       Incentive
                                                                                                     Incentive      Plan
                                                                                            Market    Plan        Awards:
                                                                                            Value    Awards:      Market
                                                                                              of     Number       or Payout
                                                 Equity                          Numbers    Shares     of         Value of
                                               Incentive                          of          or     Unearned     Unearned
                                                  Plan                           Shares     Units    Shares,      Shares,
                 Number of      Number of       Awards:                          or Units     of     Units, or    Units or
                Securities     Securities      Number of                         of Stock   Stock     Other        Other
                Underlying     Underlying      Securities                         That       That    Rights       Rights
Name and        Unexercised    Unexercised     Underlying  Option   Option        Have       Have     That         That
Principal         Options -     Options -      Unearned   Exercise Expiration     Not        Not    Have Not     Have Not
Position        Exercisable   Unexercisable     Options    Price(1)  Date(2)      Vested     Vested  Vested       Vested
----------------------------------------------------------------------------------------------------------------------------


Jerome               ---          100,000          ---       $11.14      07.17   100,000  $1,111,400         ---         ---
Cooper,
President,
Chief
Executive
Officer and
Director

Paul                 ---           50,000          ---       $11.14      07.17    50,000   $ 555,700         ---         ---
Cooper,
Vice
President
and Director

Douglas              ---           50,000          ---       $11.14      07.17    50,000   $ 555,700         ---         ---
Cooper,
Vice
President,
Treasurer,
Secretary
and Director

Michael              ---              ---          ---          ---        ---       ---         ---         ---         ---
Kessman,
Chief
Accounting
Officer


(1)  Fair market value of shares on the date of grant.
(2)  10 years from the date of grant.

     Option Exercises and Stock Vested

     No options were exercised by our named executive officers in 2007.

     Pension Benefits

     We do not currently maintain qualified or non-qualified defined benefit plans.

     Non-qualified Deferred Compensation

     We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

     Employee Agreements and Potential Payments Upon Termination or Change in Control

     None.

     Non-Officer Director Compensation

     The following table sets forth a summary of the compensation we paid to our non-officer directors in 2007:


                                                                                   Change in Pension
                                                                                       Value and
                              Fees                                                    Nonqualified
                            Earned or                               Non-Stock           Deferred             All
                              Paid        Stock       Option      Incentive Plan      Compensation          other
          Name                Cash        Awards      Awards       Compensation         Earnings         Compensation      Total
          ----                ----        ------      ------       ------------         --------         ------------      -----
David Jang                  $12,459         -         10,000            -                  -                  -           $12,459
John J. Leahy                11,500         -         10,000            -                  -               $4,200*         15,700
Donald M. Schaeffer          11,500         -         10,000            -                  -                  -            11,500
Harvey I. Schneider          10,500         -          5,000            -                  -                  -            10,500

     Our non-officer Directors receive the following forms of compensation:

     o Annual Retainer. Our independent Directors receive an annual retainer of $10,000.

     o Meeting Fees. Our independent Directors receive $500 for each Board meeting, each committee meeting attended in person or by telephone.

     o Equity Compensation. Upon their initial election and annually on the date of the Annual Meeting of the Company's stockholders, each independent director receives 5,000 share stock option at fair market value on the date of grant.

     o Other Compensation. We reimburse our Directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of the Board of Directors. Independent Directors do not receive other benefits from us.

*Consulting fee

Limitation of liability and indemnification of our Directors and Officers

     We have included in our charter a provision limiting the liability of our Directors and officers to us and our stockholders for money damages, except as may be required by Maryland law.

     We will indemnify our present and former Directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities. However, we shall not indemnify for an adverse judgment in a suit by or in the right of the corporation or for a judgment of liability on the basis that personal benefit was improperly received, unless in either case a court orders indemnification and then only for expenses.

     Our charter provides that none of our Directors or officers will be liable to our company or our stockholders for money damages and that we will indemnify and pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to our Directors, our officers, their affiliates and any individual who, while our director or officer at our request, served as a director, trustee, partner or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise for losses they may incur by reason of their service in those capacities; provided, however, we will not indemnify or hold harmless our Directors and officers unless all of the following conditions are met:

     o the party was acting on behalf of or performing services on the part of our company;

     o our Directors and officers have determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of our company;

     o such indemnification or agreement to be held harmless is recoverable only out of our net assets and not from our stockholders; and

     o    such liability or loss was not the result of:

          negligence or misconduct by our officers or Directors (other than the independent Directors); or

          gross negligence or willful misconduct by the independent Directors.

     The SEC takes the position that indemnification against liabilities arising under the Securities Act is against public policy and unenforceable. Furthermore, our charter prohibits us from indemnifying our Directors for liabilities arising from or out of a violation of state or federal securities laws, unless one or more of the following conditions are met:

     o there has been a successful determination on the merits of each count involving alleged securities law violations as to the party seeking indemnification;

     o    such  claims have been  dismissed  with  prejudice  on the merits by a
          court   of   competent   jurisdiction   as  to   the   party   seeking
          indemnification; or

     o a court of competent jurisdiction approves a settlement of the claims against the party seeking indemnification and finds that indemnification of the settlement and related costs should be made and the court considering the request has been advised of the position of the Securities and Exchange Commission and of the published opinions of any state securities regulatory authority in which shares of our stock were offered and sold as to indemnification for securities law violations.

     We may advance amounts to persons entitled to indemnification for reasonable expenses and costs incurred as a result of any proceeding for which indemnification is being sought in advance of a final disposition of the proceeding only if all of the following conditions are satisfied:

     o the legal action relates to acts or omissions with respect to the performance of duties or services by the indemnified party for or on behalf of our company;

     o the legal action is initiated by a third party who is not a stockholder of our company or the legal action is initiated by a stockholder of our company acting in his or her capacity as such and a court of competent jurisdiction specifically approves such advancement;

     o the party receiving such advances furnishes our company with a written statement of his or her good faith belief that he or she has met the standard of conduct described above; and

     o the indemnified party receiving such advances furnishes to our company a written undertaking, personally executed on his or her behalf, to repay the advanced funds to our company, together with the applicable legal rate of interest thereon, if it is ultimately determined that he or she did not meet the standard of conduct described above.

     Authorizations of payments will be made by a majority vote of a quorum of disinterested Directors.

     Also, our Board of Directors may cause our company to indemnify or contract to indemnify any person not specified above who was, is, or may become a party to any proceeding, by reason of the fact that he or she is or was an employee or agent of our company, or is or was serving at the request of our company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, to the same extent as if such person were specified as one whom indemnification is granted as described above. Any determination to indemnify or contract to indemnify will be made by a majority vote of a quorum consisting of disinterested Directors.

     We intend to purchase and maintain insurance to indemnify such parties against the liability assumed by them in accordance with our charter in a sum of at least $5 million.

     The indemnification provided in our charter is not exclusive to any other right to which any person may be entitled, including any right under policies of insurance that may be purchased and maintained by our company or others, with respect to claims, issues or matters in relation to which our company would not have obligation or right to indemnify such person under the provisions of our charter.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of March 31, 2008, information regarding the beneficial ownership of the Company's common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company's Common Stock, (2) each of the Company's directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 31, 2008.

                                                                            Amounts and Nature of     Percentage of
Name and Address of Beneficial Owner                                              Beneficial             Class(5)
---------------------------------------------------------------------       ----------------------    ----------------
Jerome Cooper                                                                              151,068                1.1%
Paul A. Cooper                                                                                 -0-                   *
Douglas A. Cooper                                                                              -0-                   *
Michael Kessman                                                                                -0-                   *
David Jang(1)                                                                               15,000                   *
John J. Leahy(2)                                                                            15,000                   *
Donald M. Schaeffer(3)                                                                      15,000                   *
Harvey I. Schneider(4)                                                                      10,000


All Executive Officers and Directors as a Group                                            206,068                1.5%

*        Represents less than 1.0% of our outstanding common stock.

(1) Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.
(2) Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.
(3) Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.
(4) Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan.
(5)  Based on 13,472,281 shares outstanding as of March 31, 2008.


     As of March 31, 2008, we have approximately 384 stockholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

Change In Control Or Other Arrangements

     Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and the Board of Directors or any change in control arrangements.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2005, the Directors and executive officers of the company, and their affiliates and associates have engaged in the following transactions with the Company, (excluding customary salary payments as employees of one or more of the Bus Companies).

Paul A. Cooper

     Paul A. Cooper is a director and officer of the Company. In April, 2005, Lighthouse 444 Limited Partnership ("Lighthouse"), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. This space is currently occupied by the Company. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. This lease will expire in April 2010. In February 2008, Lighthouse leased an adjoining 3,545 square feet of office space to the Company at an annual rent of approximately $106,000, which replaced 2,300 square feet of basement space covered by the prior lease having annual rent of approximately $37,000.

     Lighthouse Real Estate Advisors, LLC ("LREA"), of which Paul Cooper is a member, received a leasing commission between 2003 and 2006 for the leasing of 23-85 87th Street, East Elmhurst, New York on behalf of a subsidiary of the Company to Avis Rent-A-Car System, Inc. in the aggregate sum of $1,100,000 (3.056% of gross rent). LREA also received a leasing commission in 2006 for the leasing of 85-01 24th Avenue, East Elmhurst, New York on behalf of Triboro Coach Holding Corp. to New York City in the aggregate sum of $840,540 (1.318% of gross rent).

     In addition, LREM received a leasing commission in 2006 for the leasing of 114-15 Guy Brewer Boulevard, Jamaica, New York on behalf of Jamaica Bus Holding Corp. to New York City in the aggregate sum of $615,000 (1.645% of gross rent). LREM also received a leasing commission in 2006 for the leasing of (i) 165-25 147th Avenue, Jamaica, New York and (ii) 49-19 Rockaway Beach Boulevard, Edgemere, New York on behalf of Green Bus Holding Corp. to New York City in the aggregate sum of $1,281,579 (1.528% of gross rent).

     The Avis fee was for finding the tenant and negotiating the lease. The New York City fees were for negotiating the leases. Paul Cooper is one of several partners or members of Lighthouse, LREA and LREM.

Douglas A. Cooper

     Douglas Cooper is a director and officer of the Company and a partner of Ruskin Moscou Faltischek, P.C. ("RMF"), which has acted as counsel to the Bus Companies and now acts as counsel to the Company. Fees paid to RMF for the three years ended December 31, 2007 were $706,126, $662,429 and $505,126, respectively representing fees and expenses for litigation with New York City and others, the sale of the Bus Companies' bus assets to New York City or its agencies, preparation of all documentation related to the Reorganization and general corporate matters.

Stanley Brettschneider

     Stanley Brettschneider is a key employee of outdoor maintenance businesses. Prior to September 1, 2003, the Bus Companies owned and operated a school bus operation, Varsity Transit, Inc. and Varsity Coach Corp. ("Varsity"). For the years ended December 31, 2002 and 2003, Varsity incurred losses from its school bus contract services of $3,485,620 and $3,971,856 respectively, due to the high costs associated with labor, benefits, and maintenance. Terminating this business would have resulted in approximately $6,000,000 of penalties, and a negative performance report available to other municipalities. Accordingly, starting in February 2003, the Bus Companies determined to dispose of Varsity's buses and routes. In doing so, they met and negotiated with existing operators in the school bus industry, as well as entities ("Buyers") associated with Stanley Brettschneider, and owned by his wife and children, including Varsity Bus. Mr. Brettschneider was then a key employee of the Bus Companies, a member of their boards of directors and is related by marriage to certain of our directors and officers.

     Initially 282 of Varsity's buses were sold to the Buyers for $3,101,708. Approximately 255 of Varsity's routes were sold to the Buyers for an initial payment of $3,000 per route, equaling $765,000, and additional payments of $1,000 per year per route for three years based on the recent five year operating extension offered to the New York City School Bus Contractors by the Department of Education which will equal $765,000, a total of $1,530,000.

     The total sale price of $4,631,708 was payable as follows: $2,666,708 in cash, which was paid, and a four year promissory note in the amount of $1,200,000 with interest payable at six percent, which is being paid. The promissory note was reduced by means of a $250,000 lump sum payment made in 2003 and there are current monthly installments of $22,211. The $765,000 balance of the route purchase price was negotiated without a specific time of payment, because it depended on route renewals. $255,000 of such amount has been paid through September 30, 2006.

     In connection with such sale, the Bus Companies leased to the Buyers a portion of the Wortman Property. Such leasing was on an oral basis, and the lease was reduced to writing in 2006. The lease, which began in 2003 and terminates in 2010, is subject to extension as described in Item 1 - Business Description of REIT Business - Portfolio of Real Properties.

     In 2003, the Bus Companies estimated that the lease to the Buyers would represent an underpayment of estimated and projected market rent for the premises so leased of approximately $3,350,000 through 2010, but nevertheless believed the transaction was in the best interest of the Bus Companies because it curtailed the Bus Companies' losses of approximately $4 million per year, led to transactions with the Buyers and others for buses and routes aggregating an excess of $7 million and led to the vacancy of the 87th Street Property, then used for Varsity, so that the same could be leased to Avis Rent A Car for approximately $1.8 million a year. The underpayment of market rent appears, as of the current time, to be substantially in excess of such estimated and projected amount due to unforeseen increases in commercial rents in excess of the Consumer Price Index in the New York City metropolitan area and also due to significant increases in New York City real property taxes. In addition, the Buyers pay us a monthly fee for support services and purchase certain materials from us at book value. Varsity has four 5 year options to extend the term of the lease, starting in 2010, in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension.

     The Company believes that the terms of the above described transactions are at least as favorable to the Company and its subsidiaries as those which could have been obtained from non-related third parties.

     The Board of Directors has not, as of this time, adopted any formal policies or procedures for the review and approval of related party transactions that may come before it. It is anticipated that the Board of Directors will adopt formal policies and procedures for such review and approval in the future, pending which such review and approval will be based upon the judgment of the Board of Directors on a case by case basis.

ITEM 14.        PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

     Weiser LLP is our independent accountants and has reported on the financial statements in this 2007 Annual Report.

     The following table presents aggregate fees billed for each of the years ended December 31, 2007 and 2006 for professional services rendered by Weiser LLP in the following categories:

                                              Year Ended December 31,
                                              2007              2006
                                              ----              ----

         Audit fees                         $538,048         $  898,740
         Audit-Related Fees                 $      -         $  101,830
         Tax Fees                           $ 53,200         $  147,000
         Other Fees                         $      -         $        -
                                            --------         ----------
                  Total                     $591,248         $1,147,570

     Audit fees. These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Weiser LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

     Audit-related fees. These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

     Tax fees. These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

     All other fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

     In accordance with Section 10A(i) of the Exchange Act, before Weiser LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee.

                                     PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Exhibit
Number     Exhibit
-------    --------------------------------------------------------------------

2.1 Merger Agreement and Plan of Merger (Incorporated by reference to Registration Statement No. 333-136110)
3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.1(a) Form of Amended and Restated  Articles of Incorporation of the Registrant
     (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
3.2(a) Bylaws of the  Registrant  (Incorporated  by  reference  to  Registration
     Statement No. 333-136110)
3.2(b) Amendment to Bylaws of the Registrant (filed herewith)
4.1 Specimen Common Stock Certificate (Incorporated by reference to Registration Statement No. 333-136110)
10.1 Form of 2007 Incentive Award Plan (filed herewith)
10.2 Form of Stockholder Rights Agreement (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.3 Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Registration Statement No. 333-136110)
10.4 Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York. . (Incorporated by reference to Registration Statement No. 333-136110)
10.5 Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York. . (Incorporated by reference to Registration Statement No. 333-136110)
10.6 Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New
     York.  (Incorporated   by  reference  to  Registration   Statement  No.
     333-136110)
10.7 Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24th Avenue East Elmhurst, New
     York.  (Incorporated   by  reference  to  Registration   Statement  No.
     333-136110)
10.8 Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.9 Lease by and between GTJ Co.,  Inc.,  Landlord  and Varsity Bus Co.,  Inc.,
     Tenant: Premises 626 Wortman Avenue, Brooklyn, New York and Cozine Avenue, Brooklyn, New York dated September 1, 2003. . (Incorporated by reference to Registration Statement No. 333-136110)
10.10 Agreement between Transit Facility Management Corporation and NYC Transit dated August 7, 2001. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.11 Agreement between ShelterClean, Inc. and the City of Phoenix dated April 15, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.12 Agreement between CEMUSA, Inc. and Shelter Express Corp. dated June 26, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.13 ING Loan Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.14 ING Form of Pledge Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.15 ING Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)

10.16 ING Libor Cap Security Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.17 ING Mortgage Notes (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.18 ING Mortgages (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.19 ING Assignment of Leases and Rents (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.20 Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to the Registrant's report on Form 8-K filed February 5, 2008)
10.21 Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (filed herewith)
10.22 Agreement of Lease dated April __, 2005 between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (filed herewith)
10.23 Space Substitution Agreement dated November __, 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp. (filed herewith)
21.1 Subsidiaries of GTJ REIT, Inc. (filed herewith)
31.1 Certification of Chief Executive Officer (filed herewith)
31.2 Certification of Chief Accounting Officer (filed herewith)
32.1 Certification of Chief Executive Officer (filed herewith)
32.2 Certification of Chief Accounting Officer (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GTJ REIT, INC.


Dated: April 30, 2008                     By:  /s/ Jerome Cooper
                                             ---------------------------
                                                Jerome Cooper
                                                Chief Executive Officer

                                          By:  /s/ Michael Kessman
                                             ---------------------------
                                                 Michael Kessman
                                                 Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                                                  Date

/s/ Jerome Cooper                         Chief Executive Officer and Director                   April 30, 2008
-------------------------------------
Jerome Cooper


/s/ Paul A. Cooper                        Vice President and Director                            April 30, 2008
-------------------------------------
Paul A. Cooper

/s/ Douglas A. Cooper                     Vice President and Director                            April 30, 2008
-------------------------------------
Douglas A. Cooper

/s/ David Jang                             Director                                              April 30, 2008
-------------------------------------
David Jang

/s/ John J. Leahy                          Director                                              April 30, 2008
-------------------------------------
John J. Leahy

/s/ Donald M. Schaeffer                    Director                                              April 30, 2008
-------------------------------------
Donald M. Schaeffer

/s/ Harvey I. Schneider                    Director                                              April 30, 2008
-------------------------------------
Harvey I. Schneider


                                  EXHIBIT LIST


Exhibit
Number     Exhibit
-------    --------------------------------------------------------------------
2.1 Merger Agreement and Plan of Merger (Incorporated by reference to Registration Statement No. 333-136110)
3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.1(a) Form of Amended and Restated  Articles of Incorporation of the Registrant
     (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
3.2(a) Bylaws of the  Registrant  (Incorporated  by  reference  to  Registration
     Statement No. 333-136110)
3.2(b) Amendment to Bylaws of the Registrant (filed herewith)
4.1 Specimen Common Stock Certificate (Incorporated by reference to Registration Statement No. 333-136110)
10.1 Form of 2007 Incentive Award Plan (filed herewith)
10.2 Form of Stockholder Rights Agreement (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.3 Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Registration Statement No. 333-136110)
10.4 Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York. . (Incorporated by reference to Registration Statement No. 333-136110)
10.5 Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York. . (Incorporated by reference to Registration Statement No. 333-136110)
10.6 Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New
     York.  (Incorporated   by  reference  to  Registration   Statement  No.
     333-136110)
10.7 Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24th Avenue East Elmhurst, New
     York.  (Incorporated   by  reference  to  Registration   Statement  No.
     333-136110)
10.8 Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.9 Lease by and between GTJ Co.,  Inc.,  Landlord  and Varsity Bus Co.,  Inc.,
     Tenant: Premises 626 Wortman Avenue, Brooklyn, New York and Cozine Avenue, Brooklyn, New York dated September 1, 2003. . (Incorporated by reference to Registration Statement No. 333-136110)
10.10 Agreement between Transit Facility Management Corporation and NYC Transit dated August 7, 2001. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.11 Agreement between ShelterClean, Inc. and the City of Phoenix dated April 15, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.12 Agreement between CEMUSA, Inc. and Shelter Express Corp. dated June 26, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.13 ING Loan Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.14 ING Form of Pledge Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.15 ING Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)

10.16 ING Libor Cap Security Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.17 ING Mortgage Notes (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.18 ING Mortgages (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.19 ING Assignment of Leases and Rents (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.20 Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to the Registrant's report on Form 8-K filed February 5, 2008)
10.21 Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (filed herewith)
10.22 Agreement of Lease dated April __, 2005 between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (filed herewith)
10.23 Space Substitution Agreement dated November __, 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp. (filed herewith)
21.1 Subsidiaries of GTJ REIT, Inc. (filed herewith)
31.1 Certification of Chief Executive Officer (filed herewith)
31.2 Certification of Chief Accounting Officer (filed herewith)
32.1 Certification of Chief Executive Officer (filed herewith)
32.2 Certification of Chief Accounting Officer (filed herewith)