Form 10-Q
period 2008-03-31
GTJ REIT, Inc.
filed 2008-07-08
CIK 1368757

The
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

     The number of the registrant's common shares outstanding as of June 23, 2008 was 13,472,281.

                         GTJ REIT, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2008
                                TABLE OF CONTENTS


                                                                      Page

PART I.   FINANCIAL INFORMATION ......................................3 - 4

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................F-1 - F-25

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................5

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..12

Item 4.   CONTROLS AND PROCEDURES.....................................12


PART II.  OTHER INFORMATION...........................................13

Item 1.   LEGAL PROCEEDINGS...........................................13

Item 1A.  RISK FACTORS................................................13

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS....................................................22

Item 3.   DEFAULTS UPON SENIOR SECURITIES.............................22

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........22

Item 5.   OTHER INFORMATION...........................................23

Item 6.   EXHIBITS....................................................25 - 28


SIGNATURES ...........................................................24

                         PART I - FINANCIAL INFORMATION
               Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         GTJ REIT, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Condensed Consolidated Financial Statements


Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)
and December 31, 2007 (audited) .............................................F-1

Condensed Consolidated Statements of Income for the three months ended
March 31, 2008 and 2007 (unaudited)..........................................F-2

Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2008 (unaudited)......................................F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)....................................F-4

Notes to Condensed Consolidated Financial Statements as of March 31, 2008
(unaudited)..................................................................F-6

Basis of Presentation

     The financial information is divided into two sections.  The first section,
Item 1, includes the unaudited condensed consolidated financial statements, including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2008 and 2007.

     The condensed consolidated balance sheet as of March 31, 2008, the related condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 included in
Item 1 have been prepared by GTJ REIT, Inc.("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company's condensed consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2008 and 2007, or for any other interim period, may not be indicative of future consolidated performance. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-K filed on May 1, 2008.

                         GTJ REIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,
                                                                                2008                December 31, 2007
                                                                          ------------------        -----------------
                                                                                (in thousands, except share data)
                                                                             (unaudited)
ASSETS
Real estate at cost:
    Land                                                                  $           88,582      $             85,051
    Buildings and improvements                                                        24,215                     7,974
                                                                           -----------------        -----------------
                                                                                     112,797                    93,025
   Less: accumulated depreciation and amortization                                    (6,182)                   (6,036)
                                                                           -----------------         -----------------
   Net real estate for investment                                                    106,615                    86,989
Cash and cash equivalents                                                             11,452                    11,920
Available for sale securities                                                          4,726                     4,815
Restricted cash                                                                        2,553                     2,852
Accounts receivable                                                                    8,570                     8,477
Other assets, net                                                                      6,326                     6,259
Deferred charges, net of accumulated amortization                                      2,355                     2,462
Intangible assets, net of accumulated amortization                                     3,545                         -
Machinery and equipment, net                                                           1,318                       923
                                                                           -----------------         -----------------
   Total assets                                                           $          147,460      $            124,697
                                                                           =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured revolving credit facility                                         $           43,215      $             20,000
Accounts payable and accrued expenses                                                  2,407                     2,170
Unpaid losses and loss adjustment expenses                                             2,722                     2,959
Other liabilities, net                                                                 5,999                     5,355
                                                                           -----------------         -----------------
                                                                                      54,343                    30,484
                                                                           -----------------         -----------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized
and none issued and outstanding                                                            -                         -
   Common stock, $.0001 par value; 100,000,000 shares
authorized and 13,472,281 shares issued and outstanding at March
31, 2008 and December 31, 2007                                                             1                         1
   Additional paid-in capital                                                        136,813                   136,687
   Cumulative distributions in excess of net income                                  (44,204)                  (42,985)
   Accumulated other comprehensive income                                                507                       510
                                                                           -----------------         -----------------
                                                                                      93,117                    94,213
                                                                           -----------------         -----------------
   Total liabilities and stockholders' equity                             $          147,460      $            124,697
                                                                           =================         =================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                                      Three Months Ended March 31,
                                                              ------------------------------------------
                                                                    2008                      2007
                                                                           (unaudited)
                                                              ----------------       -------------------
Revenues:
    Property rentals                                           $         2,843        $              999
    Outdoor maintenance and cleaning                                     6,989
    Paratransit operations                                               3,572                         -
                                                              ----------------       -------------------
                                                                        13,404                       999
                                                              ----------------       -------------------
Operating expenses:
    General and administrative expenses                                  3,234                        57
    Equipment maintenance and garage expenses                            2,027                         -
    Transportation expenses                                              2,770                         -
    Contract maintenance and station expenses                            2,854                         -
    Insurance and safety expenses                                          792                         -
    Operating and highway expenses                                         739                         -
    Other expenses                                                         179                         -
    Depreciation and amortization expense                                  245                        66
                                                              ----------------       -------------------
         Total operating expenses                                       12,840                       123
         Operating income                                                  564                       876

Other income (expense) (including interest
expense of $442 in 2008 and $2 in 2007), net                              (400)                       99
                                                              ----------------      --------------------
Income from continuing operations before income taxes and
equity in earnings of affiliated companies                                 164                       975
Provision for income taxes                                                 (36)                     (315)
Equity in earnings of affiliated companies, net of tax                       -                        60
                                                              ----------------      --------------------
Income from continuing operations                                          128                       720

Discontinued Operation:
    Loss from operations of discontinued
    operation, net of taxes                                                  -                      (147)
                                                              ----------------      --------------------
Net income                                                     $           128       $               573
                                                              ================      ====================
Income per common share--basic and diluted:
        Income from continuing operations                      $          0.01       $              3.24
                                                              ================      ====================
        Loss from operations of discontinued
        operation, net of taxes                                $             -       $             (0.66)
                                                              ================      ====================
        Net income                                             $          0.01       $              2.58
                                                              ================      ====================
Weighted-average common shares outstanding--basic and
diluted                                                        $    13,472,281                 222,222.2
                                                              ================      ====================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (unaudited)
                 (in thousands, except share and per share data)

                              Preferred Stock     Common Stock
                                                                                     Cumulative         Accumulated
                                Out-                Out-                Additional-  Distributions      Other         Total
                              standing            standing                Paid-In-   in Excess of       Comprehensive  Stockholders'
                               Shares    Amount    Shares       Amount    Capital    Net Income         Income        Equity
                              --------- --------- -----------  -------- ----------   ----------------  -------------  --------------

Balance at January 1, 2008           -   $   -    13,472,281   $    1   $ 136,687    $  (42,985)         $  510       $  94,213
Earnings and Profit
Distribution, $0.10 per
share                                -       -             -        -           -        (1,347)              -         (1,347)
Stock-based compensation
related to employee stock
options                              -       -             -        -         126             -              -             126
Comprehensive income:
Net income                           -       -             -        -           -           128              -             128
Unrealized loss on
available-for-sale
securities, net                      -       -             -        -           -             -             (3)             (3)
                                                                                                                      --------------
Total comprehensive income           -       -             -        -           -             -              -             125
                              --------- --------- ----------- --------- ------------  --------------   -------------  --------------
Balance at March 31, 2008            -    $  -    13,472,281   $    1   $ 136,813     $  (44,204)        $  507       $  93,117
(unaudited)                   ========= ========= =========== ========= ============  ==============   =============  ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Three Months Ended March 31,
                                                                            ------------------------------------
                                                                                    2008               2007
                                                                            -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $            128     $         573
Loss from discontinued operation                                                            -              (147)
                                                                            -----------------    --------------
Income from continuing operations                                                         128               720
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities                                                                      -                 -
Cash provided by (used in) operating activities:
     Provisions for deferred taxes                                                          -                66
     Stock-based compensation expense                                                     126                 -
     Changes in insurance reserves                                                       (237)                -
     Equity in earnings of affiliated companies, net of tax                                 -               (60)
     Depreciation and amortization                                                        245                66
     Amortization of deferred charges                                                     107                15
     Other                                                                                 22                 5
Changes in operating assets and liabilities:
     Accounts receivable                                                                  (93)                -
     Due from affiliates, net                                                               -            (1,135)
     Other assets                                                                         (40)               43
     Accounts payable and accrued expenses                                                237                (5)
     Income taxes payable                                                                   -            (5,073)
     Other liabilities                                                                    902               (94)
Net cash provided by  discontinued operation                                                -               147
                                                                            -----------------    --------------
Net cash provided by ( used in) operating activities                                    1,397            (5,305)
                                                                            -----------------    --------------
Investing activities:
   Cash acquired in merger                                                                  -             8,670
    Real estate assets acquired                                                       (19,772)                -
    Lease intangible assets acquired
      related to real estate acquired                                                  (3,613)                -
    Purchases of machinery and equipment                                                 (419)                -
    Purchases of investments                                                              (54)                -
    Restricted cash                                                                       299                 -
   Proceeds from sale of investments                                                       85                 -
                                                                            -----------------    --------------
Net cash (used in) provided by investing activities                                   (23,474)            8,670
Financing activities:
    Proceeds from revolving credit facility                                            23,215                 -
    E&P distribution                                                                     (191)
   Dividends paid                                                                      (1,415)             (150)
                                                                            -----------------    --------------
Net cash provided by (used in) financing activities                                    21,609              (150)
                                                                            -----------------    --------------
Net (decrease) increase in cash and cash equivalents                                     (468)            3,215
Cash and cash equivalents at the beginning of period                                   11,920             9,519
                                                                            -----------------    --------------
Cash and cash equivalents at the end of period                               $         11,452     $      12,734
                                                                            =================    ==============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

Supplemental cash flow information:
         Interest paid                         $        435      $         -
                                               =============     ============
         Cash paid for taxes                   $          1      $         5
                                               =============     ============

Supplemental non-cash investing activities-Merger with Triboro

                                                                          Three Months Ended March 31,
                                                                                   (unaudited)
                                                                                  (in thousands)
                                                                               2008              2007
                                                                       ---------------     -------------
    Cash and cash equivalents                                          $            -      $      4,559
    Operating subsidies receivables                                                 -             1,752
    Deferred leasing commissions                                                    -               782
    Other assets, net                                                               -             1,512
    Securities available for sale                                                   -             1,362
    Property and equipment                                                          -            39,400
    Income tax payable                                                              -              (294)
    Other liabilities, net                                                          -              (629)

    Fair value of real property through its ownership interest
    in GTJ                                                                          -            15,638
    Fair value of operating assets and liabilities through its
    ownership interest in GTJ                                                       -             2,320
                                                                        --------------       -----------

    Total purchase price in common stock                               $            -      $     66,402
                                                                        ==============       ===========

Supplemental non-cash investing activities-Merger with Jamaica

    Cash and cash equivalents                                          $            -      $        190
    Operating subsidies receivables                                                 -               941
    Deferred leasing commissions                                                    -                 -
    Other assets, net                                                               -               964
    Securities available for sale                                                   -               440
    Property and equipment                                                          -            23,100
    Income tax payable                                                              -              (157)
    Other liabilities, net                                                          -              (422)

    Fair value of real property through its ownership interest in                   -             7,819
    GTJ
    Fair value of operating assets and liabilities through its
    ownership interest in GTJ                                                       -             1,160
                                                                        --------------       -----------
     Total purchase price in common stock                               $           -      $     34,035
                                                                        ==============       ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PREPARATION:

Description of Business

     GTJ REIT, Inc. (the "Company" or "GTJ REIT") was incorporated in Maryland on June 23, 2006 as a blank check company and was formed to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the "Code"), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate primarily located in New York City and one property located in Hartford, Connecticut. The Company, through its non-REIT subsidiaries provides outdoor maintenance and shelter cleaning operations to outdoor advertising companies in New York, New Jersey, Arizona and California.

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

     At March 31, 2008, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

     The Bus Companies, including their subsidiaries, own a total of six rentable parcels of real property at March 31, 2008, four of which are leased to the City of New York, one of which is leased to a commercial tenant (all five on a triple net basis), and one of which is used in part by the Bus Companies' existing operations and the remainder of which is leased to a commercial tenant, not on a triple net basis. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business, which have been acquired as part of the merger.

     On July 1, 2007, the Company adopted a Real Estate Investment Trust ("REIT") structure. In order to adopt a REIT structure, it was necessary to combine the Bus Companies and their subsidiaries under a single holding company, the "Reorganization." The Company is the holding company. The Company has formed three wholly- owned New York corporations and each of the Bus Companies merged with one of these subsidiaries to become wholly-owned subsidiaries of the

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

Company. The mergers required the approval of the holders of at least 66 2/3 % of the outstanding shares of common stock of each of Green, Triboro and Jamaica, voting separately and not as one class, which was obtained on March 26, 2007.

     Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business, and considering the ownership of the same in whole or part by each of the Bus Companies, the Company has been advised by an outside appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) is Green 42.088%, Triboro 38.287% and Jamaica 19.625%. Accordingly, under the Reorganization, 10,000,361(including 361 fractional shares) shares of the Company common stock were distributed.
Exclusive of fractional shares, 4,208,800 shares were distributed to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and
1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

     As  part  of  becoming  a  REIT,  the  Company  was  required,   after  the
Reorganization, to make a distribution of the Bus Companies' historical undistributed earnings and profits, calculated to be an estimated $62,060,000 (see Note 7). The Company distributed up to $20,000,000 in cash, and 3,775,400 shares of the Company's common stock, valued at $11.14 per share calculated as follows:

Total Value of the Bus Companies                           $     173,431,797

Assumed E&P--Cash distribution                                    20,000,000
                                                           -----------------

Total value after cash distribution                              153,431,797

Assumed E&P--Stock distribution                                   42,000,000
                                                           -----------------

Total value after stock distribution                       $     111,431,797
                                                           =================

Reorganization shares                                            10,000,000

Share Value Post Earnings and Profits                      $        11.14
                                                           =================

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

     Each stockholder elected a combination of cash and stock, or exclusively cash or stock. If more than $20,000,000 of cash was elected in the aggregate cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total $20,000,000, and the balance of the distribution to each such stockholder will be made in the Company's common stock. The Company distributed $19,284,566 in cash and 3,775,399 shares of common stock (with an approximate value of $42,060,000). The remaining balance of $715,434 is included in other liabilities in the consolidated balance sheet at March 31, 2008. Green's assets at December 31, 2006 total $23.9 million as compared to Triboro's assets of $19.4 million, and Jamaica's assets of $10.2 million, and Green's revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer for this transaction and the historical financial statements of the newly formed Company are those of Green.

     Under the purchase method of accounting, Triboro's and Jamaica's assets and liabilities were acquired by Green and have been recorded at their fair value. Accordingly, under the Reorganization, 10,000,000 (exclusive of 361 fractional shares) shares of the Company's common

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       ORGANIZATION AND BASIS OF PREPARATION (Continued):

stock were distributed, 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values are based on third-party valuations. The fair value of the net assets acquired for the remaining interest in GTJ, not previously owned by Green, exceeded the total consideration for the acquisition by approximately $5,957,000 (of which an additional adjustment of $1,077,000 was recorded at December 31, 2007 to adjust certain acquired deferred tax liabilities), resulting in negative goodwill. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

     The following table summarizes the allocation of the purchase price in the form of a condensed consolidated balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

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
                                           ================= ===================================

     The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company's results for the three months ended March 31, 2007 in the accompanying condensed consolidated statements of income as the results were deemed to be immaterial.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

Unaudited Pro-Forma Financial Information

     The  following  presents  the  unaudited   pro-forma  combined  results  of
operations of the Company with Green, Jamaica, Triboro and GTJ included for the period preceding the merger on March 29, 2007 (in thousands, except per share data).

                                                               For the Three
                                                               Months Ended
                                                               March 31, 2007
                                                              ----------------
Revenues                                                      $        12,008
                                                              ================
Net income (loss) from continuing operations                  $         1,702
                                                              ================
Net income                                                    $         1,426
                                                              ================

Pro-forma basic and diluted
   net income per common share                                $          0.14
                                                              ================

Pro-forma weighted average
   common shares outstanding
   - basic and diluted                                             10,000,000
                                                              ================

     The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the mergers of Triboro, Jamaica and GTJ had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.

Basis of Presentation:

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

     The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial information set forth therein. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

     The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

     Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, "Business Combinations." The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

     Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

     On March 3, 2008, the Company acquired a 108,000 square foot office building located in Farmington, Connecticut for $23,385,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement.

     The total cost was $23,385,000, of which $19,772,000 based on third party valuations was allocated to real estate properties. In accordance with SFAS No. 141, based on third party valuations intangibles associated with the purchases of real estate were allocated as follows: $2,183,000 to in-place lease intangibles and $1,430,000 to above market leases (both included in Intangible Assets in the accompanying condensed consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the three months ended March 31, 2008 was approximately $67,000.

     The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

     Proforma rental revenue for the three months ended March 31, 2008 and 2007 was $532,350 and $540,423, respectively. Pursuant to the terms of the lease between the former landlord and the single tenant, the single tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

Depreciation and Amortization:

     The Company uses the straight-line method for depreciation and amortization. Properties are depreciated over the estimated useful lives of the properties, which range from 10 to 25 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 25 years. Equipment is depreciated over the estimated useful lives that range from 8 to 25 years. Tenant improvements are amortized over the shorter of the lives of the related leases or their useful lives.

Deferred Charges:

     Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying condensed consolidated balance sheets are shown at cost, net of accumulated amortization of $606,000 and $499,000 as of March 31, 2008 and December 31, 2007, respectively.

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

     When impairment indicators were present, investments in affiliated companies were reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discontinued cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions.

Reportable Segments:

     The Company operates in four reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, Insurance Operations, and Paratransit Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

     o Real Estate Operations rents Company owned real estate located in New York and Connecticut.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     o Paratransit Operations provide paratransit service in New York for physically and mentally challenged persons who are unable to use standard public transportation (see Note 9).

Revenue Recognition--Real Estate Operations:

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,"Accounting for Leases" ("SFAS No. 13), as amended. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $2,852,000 at March 31, 2008. (see Note 3).

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

Earnings Per Share Information:

     In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Approximately 255,000 potentially dilutive common shares were excluded from the calculation as of March 31, 2008. There were no common stock equivalents for any of the periods presented in the Company's condensed consolidated statements of income.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

                                           Three Months Ended March 31,
                                                2008             2007
                                           ------------       -----------
        Numerator:

        Net income                         $        128       $       573
                                           ============       ===========
        Denominator:
        Weighted average common
        shares outstanding-basic and
        diluted                              13,472,281        222,222.2
                                           ============       ===========
        Basic and Diluted Per Share
        Information:

        Net income per share--basic
        and diluted                        $       0.01       $     2.58
                                          =============       ===========

Discontinued Operations:

     The condensed consolidated financial statements of the Company present the operations of Green's Bus operations as discontinued operations in accordance with SFAS No. 144 for the three months ended March 31, 2007.

Cash and Cash Equivalents:

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

     Restricted cash includes certain certificates of deposit amounting to $451,000 at March 31, 2008 and December 31, 2007 that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at March 31, 2008 and December 31, 2007 AIG held $2,102,000 and $2,401,000, respectively, on behalf of the Company that was restricted by AIG for the purpose of the payment of insurance losses.

Accounts Receivable:

     Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts. The Company has a contract with the City of New York which requires retainage in the amount of $598,832 as of March 31, 2008 and $586,792 as of December 31, 2007. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial conditions. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the periods in which the estimates are revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Available-for-sale   securities  are  carried  at  fair  value,   with  the
unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying condensed consolidated statement of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

Income Taxes:

     Effective July 1, 2007, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company is generally not subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements as defined under Section 856 through 860 of the Code.

     In connection with the RMA, the Company is permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     The Company elected a fiscal year ended June 30th for tax reporting purposes. For the period July 1, 2006 to June 30, 2007, the Company filed a tax return in the U.S. federal tax jurisdiction and the states of New York, New Jersey, California, Arizona and New York City. The tax returns included the results of GTJ REIT, Inc. for the period July 1, 2006 through June 30, 2007 and the results of the Companies acquired in the Reorganization from the period April 1, 2007 through June 30, 2007. During January 2008, the Company elected to change its year end from June 30th to December 31st for tax reporting purposes. As a result, the Company will file a tax return for the period July 1, 2007 through December 31, 2007 which includes the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the taxable reit subsidiaries.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

     Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of March 31, 2008.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     Green Bus Lines, Inc., and Subsidiary is currently under examination by the Internal Revenue Service for its U.S. corporate income tax return for the tax year ended December 31, 2005. To date, there have been no adjustments proposed in connection with the examination.

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

     Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 5 and 9).

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

Fair Value of Financial Instruments:

     The carrying value of restricted cash, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair value because of the short-term nature of the instruments. The carrying value of long-term debt consisting of its credit facility approximates its fair value based upon current rates at which the Company could borrow funds with similar remaining maturities.

Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, which from time-to-time exceed the Federal depository insurance coverage. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Derivative Financial Instruments:

     The Company utilizes derivative financial instruments, principally interest rate caps, to manage its exposure in fluctuations to interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering derivative contracts with major financial institutions.

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", requires the Company to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in stockholders' equity as accumulated other comprehensive income.

Stock-Based Compensation:

     At March 31, 2008, the Company has a stock-based compensation plan, which is described in Note 7. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee's requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". This statement defines fair value, establishes a fair value hierarchy to be used in GAAP and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The application of this statement had no material impact on the financial position or results of the Company's operations.

     In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the financial position or results of operations of the Company.

     In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115." This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The application of this statement had no material impact on the financial position or results of the Company's operations.

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

     In May, 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the effect of this statement.

     In May, 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect of this statement.

3.  OTHER ASSETS, NET:

    Other assets, net, consist of the following (in thousands):

                                                March 31, 2008         December 31, 2007
                                               ---------------------   ------------------
                                                     (unaudited)
Discontinued operations                         $               413                  647
Prepaid expenses                                              1,559                1,010
Prepaid  and refundable income taxes                            613                1,510
Deferred taxes, net                                             263                  263
Rental income in excess of amount billed                      2,852                2,524
Other assets                                                    626                  305
                                               ---------------------   ------------------
                                               $              6,326    $           6,259
                                               =====================   ==================

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

     The liability for losses and loss adjustment expenses at March 31, 2008 and December 31, 2007 has been reflected in connection with the merger transaction (see Note 1) and is summarized as follows (in thousands):

                                                   March 31, 2008         December 31, 2007
                                               ---------------------   ----------------------
                                                    (unaudited)
Reported claims                                $              1,889    $               2,370
Provision for incurred but not reported                         833                      589
                                               ---------------------   ----------------------
                                               $              2,722    $               2,959
                                               =====================   ======================

     Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $2,722,000 and $2,959,000 at March 31, 2008 and December 31, 2007, respectively. An actuarial study was independently completed which estimated that at December 31, 2007, the total outstanding losses at an expected level, are between $2,650,623 and $3,267,961. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

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

5.  OTHER LIABILITIES, NET:

    Other liabilities consist of the following (in thousands):

                                                         March 31, 2008         December 31, 2007
                                                       ---------------------  -----------------------
                                                           (unaudited)
Accrued dividends                                      $              1,347   $                1,415
Accrued earnings and profits distribution                               715                      906
Accrued professional fees                                               156                      221
Discontinued operations                                                 856                      948
Accrued wages                                                           482                      464
Deposit liability                                                       277                      272
Accrued environmental costs                                           1,726                    1,033
Prepaid rent and other                                                  343                        -
Accrued vacation                                                         97                       96
                                                       ---------------------  -----------------------
                                                       $              5,999   $                5,355
                                                       =====================  =======================

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

ING Financing Agreement:

     On July 2, 2007, the Company entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial draw down of $17,000,000 on the term loan, in October 2007 made another draw down of $2,000,000 and in February 2008 made another draw down of $23,215,000 for a total term loan of $42,215,000. In addition to the term loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest on each loan is 6.59% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. The revolving credit facility under the Loan Agreement provides for a maximum amount of $54,500,000.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires the Company to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in operations, if applicable, and the effective portion

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.  NOTE PAYABLE TO BANK AND CREDIT FACILITY (Continued):

of the fair value difference of the derivative is reflected separately in stockholders' equity as accumulated other comprehensive income. For the three months ended March 31, 2008, the amount was deemed to be immaterial.

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

7.  STOCKHOLDERS' EQUITY:

Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share, available for issuance. The Company has authorized the issuance of up to 15,564,454 shares of the Company's common stock in connection with the Reorganization and the earnings and profits distribution, of which 13,472,281 shares have been issued (see Note 1). The common stock is not convertible or subject to redemption.

Dividend Distributions

     On March 31, 2008, the Board of Directors declared a dividend of approximately $1,347,000 that was paid in April 2008.

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

     The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development and financial success of the Company and to obtain and retain the services of the above individuals considered essential to the long term success of the Company.

     The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000. 55,000 options were granted to non-employee directors and vested immediately and 200,000 of the options were granted to key officers of the Company and have a three year vesting period. All options expire ten years from the date of grant. At March 31, 2008, 255,000 options were outstanding under the Plan, of which 66,111 were exercisable. At March 31, 2008, 745,000 shares of the Company's common stock remain available for future issuance.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.  STOCKHOLDERS' EQUITY (Continued):

     The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of options granted was $1.90 per share for the three months ended March 31, 2008. The common stock has an exercise price of $11.14. The following assumptions were used for the shares granted during the three months ended March 31, 2008:

        Risk free interest rate:                        3.39%
        Expected dividend yield:                        3.59%
        Expected life of option in years:                7.94
        Expected volatility: (1)                       21.00%

     A summary of the status of the Company's non-vested stock options as of March 31, 2008, and changes during the three months ended March 31, 2008 are presented below:

                                                              Weighted-Average
                                                              Grant Date
                                                              Fair Value
             Non vested Options               Options         Per Share
--------------------------------------  ----------------  -------------------
Non-Vested at December 31, 2007                      -    $               -
Granted                                        255,000                 1.90
Vested                                         (66,111)                1.90
Forfeited / Expired                                  -                    -
                                         ---------------  -------------------
Non-Vested at March 31, 2008                   188,889    $            1.90
                                         ===============  ===================

     (1) The Company considered the following factors in determining volatility. Although the Company is a public company, the Company's stock is not publically traded and there is no readily available market for the stock. Therefore, the Company is not able to determine the historical volatility of its common stock. As a result, the volatility was estimated from the historical volatilities of the common stock of the publically traded comparable firms of both REITs and operating companies similar to the Company's taxable reit subsidiaries.

The following table presents the activity for the non-vested options outstanding under the Plan for the three months ended March 31, 2008:

                                                               Weighted-Average
                                                               And Exercise
                                             Number of         Price Per
             Non vested Options              Options           Share
---------------------------------------  ----------------  -------------------
Outstanding at December 31, 2007                       -     $              -
Granted                                          255,000                11.14
Exercised                                              -                    -
Forfeited / Expired                                    -                    -
                                          ---------------  -------------------
Outstanding at March 31, 2008 (2)                255,000     $          11.14
                                          ===============  ===================
Options exercisable at March 31, 2008             66,111     $          11.14
                                         ===============  ===================

     All outstanding and exercisable options have a remaining contractual life of approximately 9.8 years and are exercisable at a price of $11.14.

(2) The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at March 31, 2008 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of March 31, 2008.

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7. STOCKHOLDERS' EQUITY (Continued):

     As of March 31, 2008, there was approximately $358,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 3 years. For the three months ended March 31, 2008 and 2007, amounts charged to compensation expense totaled approximately $126,000 and $ 0, respectively.

Special Distribution of Earnings and Profits

     On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company's common stock of $6.40 per Company share, payable in $20,000,000 of cash and 3,775,399 of the Company's common stock. For the purposes of the special distribution, the Company's common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62,060,000. The holders of the Company's shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the "Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company's shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company's shares they elected, but could be based on a proration of the available cash after all elections (i.e.: not on a first come-first served basis). The Company calculated the proportion of cash and the Company's shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.

     As of March 31, 2008, cash of $19,284,566 and 3,775,399 shares of the Company's common stock have been distributed to the Holders. The remaining payable balance of $715,434 is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2008. Amounts paid were borrowed against the revolving credit from the Lenders.

8.  RELATED PARTY TRANSACTIONS:

     Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), which has acted as counsel to the Company for approximately nine years. Fees paid and owed by the Company to RMF as of and for the three months ended March 31, 2008 and 2007 were approximately $133,400 and $130,000, respectively.

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

9.  COMMITMENTS AND CONTINGENCIES:

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


9.  COMMITMENTS AND CONTINGENCIES (Continued):

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

Environmental Matters

     The  Company's  real  property  has  had  activity  regarding  removal  and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's initial engineering report had an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8 million) was included which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believed that recognition of the low-range estimate was appropriate.

     In May 2008, the Company received an updated draft of the remedial and investigation feasibility study. The Company is in the process of reviewing this study, however, based on this new draft study, the Company has recorded an additional $850,000 accrual for additional remediation costs. As of March 31, 2008, the Company has recorded a liability of $1,726,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.  COMMITMENTS AND CONTINGENCIES (Continued):

     The Paratransit Operations' revenues and net losses for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

                             Three Months Ended March 31,
                      --------------------------------------------
                          2008                         2007
                      ------------------      --------------------
Revenues              $          3,572        $            2,918
Net loss              $           (300)       $              (98)

     The Paratransit Operations represent about 25% of the Company's Non-REIT revenues.

10. SIGNIFICANT TENANTS:

     Four tenants, included in the condensed consolidated statement of income, constituted 100% of rental revenue for the three months ended March 31, 2008 and one tenant constituted 100% of the rental income for the three months ended March 31, 2007.

11.   SEGMENTS:

Segment Information:

     The operating segments reported below are segments of the Company for which separate financial information is available and for which operating results as measured by income from operations are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).

     The Company operates in four reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, Insurance Operations, and Paratransit Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

     Real Estate Operations rents Company owned real estate located in New York and Connecticut.

     Outside   Maintenance  and  Shelter  Cleaning  Operations  provide  outside maintenance and cleaning services to outdoor advertising companies in New York, New Jersey, Arizona and California.

     Insurance Operations assumes reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance company based in the United States of America.

     Paratransit Operations provide paratransit services in New York for physically and mentally challenged persons who are unable to use standard public transportation (see Note 9).

                         GTJ REIT, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.  SEGMENTS (Continued):

     The summarized segment information (excluding discontinued operations), as of and for the three months ended March 31, 2008 and 2007 are as follows (in thousands):


Three Months Ended March 31,
2008
                               -------------------------------------------------------------------------------------------------
                                Real Estate       Outside         Insurance       Paratransit
                                Operations      Maintenance       Operations      Operations      Eliminations           Total
                               -------------------------------------------------------------------------------------------------
Operating revenue              $       2,881   $         7,251    $        -      $     3,572      $      (300)      $    13,404
Operating expenses                     2,112             6,994            30            3,863             (159)           12,840
                               -------------- ----------------    ----------      -----------     --------------     -----------
Operating income (loss)                  769               257           (30)            (291)            (141)              564
Other (expense)                         (439)              (45)          (48)              (9)             141              (400)
                               -------------- ----------------    ----------      -----------     --------------     -----------
Income (loss) from continuing
operations before income taxes           330               212           (78)            (300)               -               164
Provision for income taxes                 -              (36)             -                -                -               (36)
                               -------------- ----------------    ----------      -----------     --------------     -----------
Income (loss) from continuing
operations                     $         330   $           176    $     (78)       $    (300)      $         -       $       128
                               ============== ================    ==========      ===========     ==============     ===========
 Capital expenditures           $          -   $           412    $       -        $       7       $         -       $       419
                               ============== ================    ==========      ===========     ==============     ===========
Depreciation and amortization  $         217   $            26    $       2        $       -       $         -       $       245
                               ============== ================    ==========      ===========     ==============     ===========
Total assets                   $     181,837   $        15,491    $   3,852        $   4,045       $   (57,765)      $   147,460
                               ============== ================    ==========      ===========     ==============     ===========


Three Months Ended March 31,
2007
                               -------------------------------------------------------------------------------------------------
                                Real Estate       Outside         Insurance       Paratransit
                                Operations      Maintenance       Operations      Operations      Eliminations           Total
                               -------------------------------------------------------------------------------------------------
Operating revenue              $         999   $             -    $        -       $        -      $          -      $       999
Operating expenses                       123                 -             -                -                 -              123
                               -------------- ----------------    ----------      -----------     --------------     -----------
Operating income                         876                 -             -                -                 -              876
Other income                              99                                                                                  99
                               -------------- ----------------    ----------      -----------     --------------     -----------

Income from continuing
operations before income
taxes  and equity in earnings
of affiliated companies                  975                 -             -                -                 -              975
Equity in earnings of
affiliated companies, net of
tax                                       60                 -             -                -                 -               60
Provision for income taxes              (315)                -             -                -                 -             (315)
                               -------------- ----------------    ----------      -----------     --------------     -----------
Income from continuing
operations                     $         720   $             - $           -   $            -      $          -      $       720
                               ============== ================    ==========      ===========     ==============     ===========
Capital expenditures           $           -   $             - $           -   $            -      $          -      $         -
                               ============== ================    ==========      ===========     ==============     ===========
Depreciation and amortization  $          66   $             - $           -   $            -      $          -      $        66
                               ============== ================    ==========      ===========     ==============     ===========
Total assets                   $     107,959   $        14,024 $       5,355   $        3,414      $     (3,084)     $   127,668
                               ============== ================    ==========      ===========     ==============     ===========


12.  SUBSEQUENT EVENTS:

     On June 6, 2008, a group organized by MacKenzie Patterson Fuller, L.P. advised the Company that it had commenced a tender offer for up to 700,000 shares of common stock at $5.00 per share less distributions between June 6, 2008 and July 18, 2008, and that the offer would terminate on July 18, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under "Forward-Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

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

Critical Accounting Policies

     Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the condensed consolidated financial statements of the Company.

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

Revenue Recognition--Paratransit Operations:

     Paratransit   revenues  are  recognized  upon  completion  of  the  related transportation service (see Note 9).

Accounts Receivable:

     Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial conditions. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

     Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, "Business Combinations." The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

     Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

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

Stock-Based Compensation:

     At March 31, 2008, the Company has a stock-based compensation plan, which is described in Note 7. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee's requisite service period (generally the vesting period of the equity grant).

Results of Operations

     The following results of operations pertain to Green Bus Company, Inc., and Subsidiary and GTJ REIT, Inc. The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in the accompanying condensed consolidated statement of operations of the Company for the three months ended March 31, 2007 as such amounts were not deemed to be material in relation to the Company's consolidated financial statements taken as a whole.

     Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007


     The following table sets forth results of operations of the Company for the periods indicated (in thousands):

                                                                                     (unaudited)
                                                                            Three Months Ended March 31,
                                                                        -----------------------------------
                                                                                2008               2007
                                                                        ---------------     ---------------
Revenues:
    Property rentals                                                      $      2,843      $       999
    Outdoor maintenance and cleaning                                             6,989                -
    Paratransit operations                                                       3,572                -
                                                                        --------------     ---------------
                                                                                13,404              999
                                                                        --------------     ---------------
Operating expenses:
    General and administrative expenses                                          3,234               57
    Equipment maintenance and garage expenses                                    2,027                -
    Transportation expenses                                                      2,770                -
    Contract maintenance and station expenses                                    2,854                -
    Insurance and safety expenses                                                  792                -
    Operating and highway expenses                                                 739                -
    Other expenses                                                                 179                -
    Depreciation and amortization expense                                          245               66
                                                                        --------------     ---------------
         Total operating expenses                                               12,840              123
         Operating income                                                          564              876
Other income (expense), net                                                       (400)              99
                                                                        --------------     ---------------
Income from continuing operations before income taxes and equity in
earnings of affiliated companies                                                   164              975
Provision for income taxes                                                         (36)            (315)
Equity in earnings of affiliated companies, net of tax                               -               60
                                                                        --------------     ---------------
Income from continuing operations                                                  128              720

Discontinued Operation:
    Loss from operations of discontinued
    operation, net of taxes                                                          -             (147)
                                                                        --------------     ---------------
Net income                                                                 $       128       $      573
                                                                        ==============     ===============

Property Rental Revenues

Property rentals revenue of $2,843,000 for the three months ended March 31, 2008, primarily represents revenue from the Company's rental properties. Property rental for the three months March 31, 2007 represented revenue only from Green which had rental operations revenue of $999,000.

Outside Maintenance and Cleaning Operations Revenues

Outside Maintenance and Cleaning Operations revenue of $6,989,000 for the three months ended March 31, 2008 represents revenue from the Company's Outdoor Maintenance and Cleaning Operations segment. There were no comparable revenues for the three months ended March 31, 2007.

Paratransit Operations Revenues

Paratransit Operations revenue of $3,572,000 for the three months ended March 31, 2008, represents revenue from the Company's Paratransit Operations. There were no comparable revenues for the three months ended March 31, 2007 (see Note
9).

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $12,840,000 versus $123,000 for the three months ended March 31, 2007. Operating expenses for the 2008 period included expenses for the newly merged company, whereas operating expenses for the 2007 period only included the expenses of Green.


Other Income (Expense)

Other income (expense) for the three months ended March 31, 2008 was an expense of $400,000 versus income of $99,000 for the three months ended March 31, 2007. The expense of $400,000 for the 2008 period primarily represents interest expense of $442,000 and the loss on the sale of securities of $57,000, offset by interest income of $110,000. The income of $99,000 for the 2007 period pertains to interest income of $101,000 offset by interest expense of $2,000.

Provision for Income Taxes

The provision for income taxes represents federal, state and local taxes on income before income taxes and for the three months ended March 31, 2008 is based only on the taxable income of the Non-REIT subsidiaries. The provision for income taxes for the 2008 period was $36,000, for an effective tax rate of 22.0%. The provision for income taxes was $315,000 for an effective rate of 32.3% for the three months ended March 31, 2007. The difference in the effective tax rate in 2008 is attributable to the fact that in 2008 only income related to Non-REIT operations was subject to income taxes.

Equity in Earnings Of Affiliated Companies, Net of Taxes

Equity in earnings of affiliated companies, net of taxes was $60,000 for the three months ended March 31, 2007. Since the affiliated companies are owned 100% by the Company after the reorganization on March 29, 2007, the results of operations of such former affiliated companies are included in the consolidated results of operations of the Company.

Loss from Operations of Discontinued Operation, Net of Taxes

Loss from operations of discontinued operation, net of taxes reflects the operating results of Green's bus operations. The discontinued operation reflected a loss of $147,000 for the three months ended March 31, 2007. The 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income.

Net Income

For the three months ended March 31, 2008, the Company had net income of $128,000 versus net income of $573,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

     At March 31, 2008, the Company had unrestricted cash and cash equivalents of $11,452,000 compared to $11,920,000 at December 31, 2007. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows; the Company also has used its secured revolving credit facility for these purposes. The Company believes that its net cash provided by operations, coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings

     On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial $17,000,000 term loan, in October 2007 made another draw down of $2,000,000 and in February 2008 made another draw down of $23,215,000 for a total term loan of $42,215,000. In addition to the initial term loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest rate on each loan aggregates to 6.59% per annum. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. The revolving credit facility under the Loan Agreement has a maximum amount of $54,500,000.

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

     As of March 31, 2008 cash of $19,284,566 and shares of 3,775,399 of the Company's common stock, valued at an estimated $42,060,000 has been distributed, or reserved for distribution, to the Holders. Amounts paid were borrowed against the revolving credit facility from the Lenders.

Net Cash Flows

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Operating Activities

     Net cash provided by operating activities was $1,397,000 for three months ended March 31, 2008 versus net cash used in operating activities of $5,305,000 for the three months ended March 31, 2007. For the 2008 period, cash provided by operating activities was primarily related to (i) income from continuing operations of $128,000, (ii) an increase in accounts payable and accrued expenses of $237,000, (iii) an increase in other liabilities of $902,000, (iv) depreciation and amortization expense of $272,000, and (v) changes in insurance reserves of $237,000. For the 2007 period, cash used in operating activities of $5,305,000 was primarily related to (i) net income from continuing operations of $720,000, reduced by (ii) a decrease in income taxes payable of $5,073,000 and
(iii) a decrease in due from affiliates of $1,135,000.

Investing Activities

     Net cash used in investing activities was $23,474,000 for the three months ended March 31, 2008 versus cash provided by investing activities of $8,670,000 for the three months ended March 31, 2007. For the 2008 period, cash used in investing activities primarily related to real estate assets acquired of $23,385,000. The 2007 balance pertains to cash acquired in the merger of $8,670,000.

Financing Activities

     Net cash provided by financing activities for the three months ended March 31, 2008 of $21,609,000 primarily pertains to the proceeds from the revolving credit facility of $23,215,000 offset by dividend payments of $1,415,000. Cash used in financing activities was $150,000 for three months ended March 31, 2007 and was related to the payment of dividends

Possible Acquisitions

     The Board of Directors of GTJ REIT intends to expand its real property holdings. This would be done through cash purchases of properties that the Board of Directors determines to be consistent with the investment policies of GTJ REIT which would be funded initially from the revolving credit facility. It is anticipated that once these properties are purchased using the revolving credit facility, permanent mortgage financing will be placed on the real properties and the revolving credit facility will be paid down accordingly. It is also possible that GTJ and its subsidiaries will desire to make an acquisition, which may need to be funded by GTJ REIT. GTJ REIT would, in that case, and subject to the direction of the Board of Directors, provide such financing, which again is expected to be obtained from the $72,500,000 revolving credit facility.

     In March 2008, the Company acquired a 108,000 square foot office building located in Farmington, Connecticut for $23,385,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement. The acquisition was funded from the Company's secured credit facility.

Cash payments for financing

     Payment of interest under the $72,500,000 revolving credit facility, and under permanent mortgages, will consume a portion of the cash flow of GTJ REIT, reducing net income and the resulting distributions to be made to the stockholders of GTJ REIT.

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

     In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's engineering report has an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8) was included which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believed that recognition of the low-range estimate is appropriate.

     In May 2008, the Company received an updated draft of the remedial and investigation feasibility study. The Company is in the process of reviewing this study, however, and based on this new draft study, the Company has recorded an additional $850,000 accrual for additional remediation costs. As of March 31, 2008, the Company has recorded a liability of $1,726,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At March 31, 2008, debt consisted of variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $45.0 million of indebtedness outstanding was 6.59% per annum, maturing in 2010. Based on the amount of variable-rate debt outstanding at March 31, 2008, if interest rates either increase or decrease by 1%, the Company's net income would decrease or increase respectively by approximately $450,000 per annum.

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

                          Part II - Other Information

Item I.      Legal Proceedings

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

     Collectively, the Claimants have been paid $1,351,120 pursuant to the Registrant's good faith offer. The Claimants would have received approximately 241,272 shares of the Registrant's common stock following the mergers of the Bus Companies. The Company's ultimate liability cannot presently be determined. The Company is vigorously defending the action. In addition, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer. These shareholders would have received approximately 62,208 shares.

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

     Our failure to maintain REIT status would subject us to corporate income tax, which would materially impact funds available for distribution.

     We elected REIT status effective as of July 1, 2007. Maintaining our status as a REIT requires us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, we cannot assure you that our company will in fact qualify as a REIT or remain qualified as a REIT.

     If we fail to qualify as a REIT in any year, we would pay federal income tax on our net income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would substantially decrease the amount of cash available to be distributed to our stockholders. In addition, we no longer would be required to distribute substantially all of our taxable REIT income to our stockholders. Unless our failure to remain qualified as a REIT is excused under relief provisions of the federal income tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The 2007 annual meeting of stockholders was held on February 7, 2008. At such meeting, our stockholders:

          (1) Elected two nominees for directors to serve for a three year term ending in 2010.
          (2)  Approved the 2007 Incentive Award Plan.

The following tables show the common stock votes cast with respect to the proposals identified above:

--------------------------------------------- ------------------------------------------ ------------------------------------------
           Election of Directors                                 For                                Withheld Authority
--------------------------------------------- ------------------------------------------ ------------------------------------------

--------------------------------------------- ------------------------------------------ ------------------------------------------
Douglas A. Cooper                                             7,649,267                                  1,235,898
--------------------------------------------- ------------------------------------------ ------------------------------------------
Harvey I. Schneider                                           7,955,201                                    929,964
--------------------------------------------- ------------------------------------------ ------------------------------------------


Approval of 2007 Incentive Award Plan:

--------------------------------------------- ------------------------------------------ ------------------------------------------
                    For                                        Against                                  Astentiions
--------------------------------------------- ------------------------------------------ ------------------------------------------

--------------------------------------------- ------------------------------------------ ------------------------------------------
                 6,456,975                                    2,032,331                                   395,859
--------------------------------------------- ------------------------------------------ ------------------------------------------

--------------------------------------------- ------------------------------------------ ------------------------------------------

Item 5.  Other Information

         None.

Item 6.   Exhibits

Exhibit   Description

31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certifications  of  Chief  Executive  Officer  Pursuant  to 18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certifications  of Chief  Accounting  Officer  Pursuant  to 18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GTJ REIT, INC.


 Dated: July 8, 2008                         /s/ Jerome Cooper
                                          --------------------------------
                                          Jerome Cooper
                                          President and Chief Executive Officer
                                          and Chairman of the Board of Directors



 Dated: July 8, 2008                         /s/ Michael I. Kessman
                                          ---------------------------------
                                          Michael I. Kessman
                                          Chief Accounting Officer

                                                                   EXHIBIT 31.1
                                 CERTIFICATIONS

I, Jerome Cooper, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GTJ REIT, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:    July 8, 2008                            /s/ Jerome Cooper
                                            -----------------------------------
                                                   Jerome Cooper
                                                   Chief Executive Officer

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS

I, Michael Kessman, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of GTJ REIT, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  July 8, 2008                         /s/ Michael I. Kessman
                                       -----------------------------------------
                                               Michael I. Kessman
                                               Chief Accounting Officer

                                                                   EXHIBIT 32.1



                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GTJ REIT, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission (the "Periodic Report"), I, Jerome Cooper, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.






Dated:   July 8, 2008                            /s/ Jerome Cooper
                                          --------------------------------------
                                          Jerome Cooper, Chief Executive Officer

                                                                   EXHIBIT 32.2


                   CERTIFICATIONS OF CHIEF ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GTJ REIT, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission (the "Periodic Report"), I, Michael Kessman, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.






Dated:   July 8, 2008                     /s/ Michael I. Kessman
                                    --------------------------------------------
                                    Michael I. Kessman, Chief Accounting Officer