Form 10-Q
period 2008-06-30
GTJ REIT, Inc.
filed 2008-08-14
CIK 1368757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

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


                                444 Merrick Road
                               Lynbrook, New York
                                      11563
           (Address of principal executive offices, including zip code)

                                 (516) 881-3535
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]
Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of the registrant's common shares outstanding as of August 14, 2008 was 13,472,281.

                         GTJ REIT, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2008

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION ......................................3 - 4

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................F-1 - F-26

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................5

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.......................................................14

Item 4.    CONTROLS AND PROCEDURES....................................14


PART II.   OTHER INFORMATION..........................................15

Item 1.    LEGAL PROCEEDINGS..........................................15

Item 1A.   RISK FACTORS...............................................15

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
           PROCEEDS...................................................24

Item 3.    DEFAULTS UPON SENIOR SECURITIES............................24

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........24

Item 5.    OTHER INFORMATION..........................................25

Item 6.    EXHIBITS...................................................27 - 30


SIGNATURES ...........................................................26

                         PART I - FINANCIAL INFORMATION
               Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         GTJ REIT, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Condensed Consolidated Financial Statements


Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
and December 31, 2007 (audited)..............................................F-1

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 (unaudited).....................................F-2

Condensed Consolidated Statement of Stockholders' Equity for the six
months ended June 30, 2008 (unaudited).......................................F-3
..
Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2008 and 2007 (unaudited)...........................................F-4

Notes to Condensed Consolidated Financial Statements as of June 30, 2008
(unaudited)..................................................................F-6

Basis of Presentation

The financial information is divided into two sections. The first section, Item 1, includes the unaudited condensed consolidated financial statements, including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2008 and 2007.

The condensed consolidated balance sheet as of June 30, 2008, the related condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 included in Item 1 have been prepared by GTJ REIT, Inc.("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company's condensed consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2008 and 2007, or for any other interim period, may not be indicative of future consolidated performance. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-K filed on May 1, 2008.


                         GTJ REIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,
                                                                              2008               December 31, 2007
                                                                      ----------------------    ---------------------
                                                                            (in thousands, except share data)
                                                                           (unaudited)
ASSETS
Real estate at cost:
    Land                                                                  $            88,584     $             85,051
    Buildings and improvements                                                         24,222                    7,974
                                                                           ------------------        -----------------
                                                                                      112,806                   93,025
   Less: accumulated depreciation and amortization                                     (6,462)                  (6,036)
                                                                           ------------------        -----------------
   Net real estate for investment                                                     106,344                   86,989
Cash and cash equivalents                                                               9,950                   11,920
Available for sale securities                                                           4,528                    4,815
Restricted cash                                                                         2,323                    2,852
Accounts receivable                                                                     9,879                    8,477
Other assets, net                                                                       6,251                    6,259
Deferred charges, net of accumulated amortization                                       2,280                    2,462
Intangible assets, net of accumulated amortization                                      3,342                        -
Machinery and equipment                                                                 1,519                      923
                                                                           ------------------        -----------------
   Total assets                                                           $           146,416     $            124,697
                                                                           ==================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Secured revolving credit facility                                      $            43,215     $             20,000
   Accounts payable and accrued expenses                                                2,333                    2,170
   Unpaid losses and loss adjustment expenses                                           2,288                    2,959
   Other liabilities                                                                    5,416                    5,355
                                                                           ------------------        -----------------
                                                                                       53,252                   30,484
                                                                           ------------------        -----------------
   Commitments and contingencies
   Stockholders' equity:
   Preferred stock, $.0001 par value; 10,000,000 shares authorized                          -                        -
   and none issued and outstanding
   Common stock, $.0001 par value; 100,000,000 shares                                       1                        1
   authorized and 13,472,281 shares issued and outstanding at    June
   30, 2008 and December 31, 2007
   Additional paid-in capital                                                         136,845                  136,687
   Cumulative distributions in excess of net income                                   (44,096)                 (42,985)
   Accumulated other comprehensive income                                                 414                      510
                                                                           ------------------        -----------------
                                                                                       93,164                   94,213
                                                                           ------------------        -----------------
   Total liabilities and stockholders' equity                             $           146,416     $            124,697
                                                                           ==================        =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GTJ REIT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                      Three Months Ended June 30,             Six Months Ended June 30,
                                                  -------------------------------------  ------------------------------------
                                                        2008                2007               2008               2007
                                                              (unaudited)                            (unaudited)
                                                  -------------------------------------  ------------------------------------
Revenues:
  Property rentals                                $         3,338     $        3,014      $       6,181     $        4,013
  Outdoor maintenance and cleaning                          7,943              8,491             14,932              8,491
   Paratransit operations                                   3,645              3,125              7,217              3,125
                                                  ----------------    ---------------    ---------------    ---------------
     Total revenues                                        14,926             14,630             28,330             15,629
                                                  ----------------    ---------------    ---------------    ---------------

Operating expenses:
   General and administrative expenses                      3,376              3,459              6,610              3,517
   Equipment maintenance and garage expenses                1,210              1,185              3,237              1,185
   Transportation expenses                                  2,972              2,340              5,742              2,340
   Contract maintenance and station expenses                3,253              3,558              6,107              3,558
   Insurance and safety expenses                            1,226                967              2,018                967
   Operating and highway expenses                             661                582              1,400                582
   Other expenses                                             203                260                382                260
   Depreciation and amortization expense                      576                153                821                219
                                                  ----------------    ---------------    ---------------    ---------------
     Total operating expenses                              13,477             12,504             26,317             12,628
                                                  ----------------    ---------------    ---------------    ---------------

     Operating income                                       1,449              2,126              2,013              3,001
Other income (expense) (including interest
expense of $ 567 and $51 for the three months
ended June 30, 2008 and 2007 and $1,009  and $53
for the six months ended June 30, 2008 and
2007), net                                                   (369)               202               (769)              301
                                                  ----------------    ---------------    ---------------    ---------------
Income from continuing operations before benefit
from (provision for) income taxes and equity
in earnings of affiliated companies                         1,080              2,328              1,244              3,302
Benefit from (provision for) income taxes                     107               (560)                70               (875)
Equity in earnings of affiliated companies, net
of tax                                                          -                  -                  -                 60
                                                  ----------------    ---------------    ---------------    ---------------
Income from continuing operations                           1,187              1,768              1,314              2,487

Discontinued operation:
   Income (loss) from operations of discontinued
operation, net of taxes                                         -                  9                  -               (138)
                                                    ----------------    ---------------     --------------    ---------------

Net income                                        $         1,187     $        1,777      $       1,314     $        2,349
                                                  ================    ===============    ===============    ===============

Income per common share--basic and diluted:
   Income from continuing operations              $          0.09     $         0.18      $        0.10     $         0.49
                                                  ================    ===============    ===============    ===============
   Income (loss) from operations of discontinued
operation, net of taxes                           $             -     $            -      $           -     $        (0.03)
                                                  ================    ===============    ===============    ===============
   Net income                                     $          0.09     $         0.18      $        0.10     $         0.46
                                                  ================    ===============    ===============    ===============
Weighted-average common shares outstanding--basic
and diluted                                            13,472,281          9,796,568         13,472,281          5,035,844
                                                  ================    ===============    ===============    ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GTJ REIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                      For the six months ended June 30, 2008
                 (in thousands, except share and per share data)


                              Preferred Stock     Common Stock
                                                                                     Cumulative         Accumulated
                                Out-                Out-                Additional-  Distributions      Other         Total
                              standing            standing                Paid-In-   in Excess of       Comprehensive  Stockholders'
                               Shares    Amount    Shares       Amount    Capital    Net Income         Income        Equity
                              --------- --------- -----------  -------- ----------   ----------------  -------------  --------------

Balance at January 1, 2008         -  $     -     13,472,281    $  1   $ 136,687          $(42,985)         $  510     $  94,213
Earnings and Profit
Distribution, $0.18 per
share                              -        -             -        -           -            (2,425)              -       (2,425)
Stock-based compensation
related to stock options           -        -             -        -         158                  -              -           158
Comprehensive income:
Net income                         -        -             -        -           -              1,314              -         1,314
Unrealized loss on
available-for-sale
securities, net                    -        -             -        -           -                  -           (96)          (96)
                                                                                                                    -------------
Total comprehensive income         -        -             -        -           -                  -              -         1,218
                             -------- -------- ----------- -------- ------------- ------------------ -------------- -------------
Balance at June 30, 2008
                                   -  $     -    13,472,281     $  1   $ 136,845        $  (44,096)          $ 414     $  93,164
                             ======== ======== =========== ======== ============= ================== ============== =============

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                    -----------------------------------
                                                                        Six Months Ended June 30,
                                                                    -----------------------------------
                                                                           2008             2007
                                                                    ----------------   ----------------

Cash Flows from operating activities
Net income                                                           $         1,314    $        2,349
Loss from discontinued operation                                                   -              (138)
                                                                    ----------------   ---------------
Income from continuing operations                                              1,314             2,487
Adjustments to reconcile net income to net cash provided by (used
in) operating activities                                                           -                 -
    (Benefit from) provision for deferred taxes                                 (109)               66
    Stock-based compensation expense                                             158                 -
    Changes in insurance reserves                                               (671)             (388)
    Equity in earnings of affiliated companies, net of tax                         -               (60)
    Depreciation and amortization                                                821               219
    Amortization of deferred charges                                             182                11
    Other                                                                        (34)               37
Changes in operating assets and liabilities:
    Operating subsidies receivable-injuries and damages withholding                -             2,834
    Accounts receivable                                                       (1,402)           (1,983)
    Due from affiliates, net                                                       -            (1,535)
    Other assets                                                                 117              (372)
    Accounts payable and accrued expenses                                        163               710
    Income taxes payable                                                           -            (5,219)
    Other liabilities                                                            712              (216)
Net cash provided by  discontinued operation                                       -               138
                                                                    ----------------   ---------------
Net cash provided by ( used in) operating activities                           1,251            (3,271)
                                                                    ----------------   ---------------
Cash flows from investing activities:
    Cash acquired in merger                                                        -             8,670
    Real estate assets acquired                                              (19,781)                -
    Lease intangible assets acquired
    related to real estate acquired                                           (3,614)                -

    Purchases of machinery and equipment                                        (703)             (288)
    Purchases of investments                                                    (193)             (167)
    Restricted cash                                                              529               624
    Proceeds from sale of investments                                            401               368
                                                                    ----------------   ---------------
Net cash (used in) provided by investing activities                          (23,361)            9,207
                                                                    ----------------      ------------
Cash flows from financing activities:
    Proceeds from revolving credit facility                                   23,215                 -
    Principal payments on notes payable, bank                                      -            (2,087)
    Buy back of common stock                                                       -            (1,787)
    E&P distribution                                                            (313)
    Dividends paid                                                            (2,762)             (150)
                                                                    ----------------   ---------------

Net cash provided by (used in) financing activities                           20,140            (4,024)
                                                                    ----------------   ---------------
Net (decrease) increase in cash and cash equivalents                          (1,970)            1,912
Cash and cash equivalents at the beginning of period                          11,920             9,519
                                                                    ----------------   ---------------
Cash and cash equivalents at the end of period                       $         9,950    $       11,431
                                                                    ================   ===============

(CONTINUED)

                         GTJ REIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

(CONCLUDED)

Supplemental cash flow information:
         Interest paid                                                $       1,010      $            -
                                                                      ==============    ===============
         Cash paid for taxes                                          $          16      $          843
                                                                      ==============    ===============

Supplemental non-cash investing activities-Merger with Triboro

                                                                                        Six Months Ended June 30,
                                                                                               (unaudited)
                                                                                              (in thousands)
                                                                                        2008                  2007
                                                                                  ---------------        --------------
             Cash and cash equivalents                                          $               -      $          4,559
             Operating subsidies receivables                                                    -                 1,752
             Deferred leasing commissions                                                       -                   782
             Other assets, net                                                                  -                 1,512
             Securities available for sale                                                      -                 1,362
             Property and equipment                                                             -                39,400
             Income tax payable                                                                 -                 (294)
             Other liabilities, net                                                             -                 (629)

             Fair value of real property through its ownership interest in
             GTJ                                                                                -                15,638
             Fair value of operating assets and liabilities through its
             ownership interest in GTJ                                                          -                 2,320
                                                                                   ---------------        --------------

             Total purchase price in common stock                               $               -      $         66,402
                                                                                   ===============        ==============

Supplemental non-cash investing activities-Merger with Jamaica

             Cash and cash equivalents                                          $               -      $            190
             Operating subsidies receivables                                                    -                   941
             Other assets, net                                                                  -                   964
             Securities available for sale                                                      -                   440
             Property and equipment                                                             -                23,100
             Income tax payable                                                                 -                 (157)
             Other liabilities, net                                                             -                 (422)

             Fair value of real property through its ownership interest in
             GTJ                                                                                -                 7,819
             Fair value of operating assets and liabilities through its
             ownership interest in GTJ                                                          -                 1,160
                                                                                   ---------------        --------------

             Total purchase price in common stock                               $               -      $         34,035
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

     At June 30, 2008, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

Reorganization

     On July 24, 2006, the Company entered into merger agreements and subsequently closed on March 29, 2007 into merger agreements (the "Agreements") with, by and among TRIBORO COACH CORP., a New York corporation ("Triboro"); JAMAICA CENTRAL RAILWAYS, INC., a New York corporation ("Jamaica"); GREEN BUS LINES, INC., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); GTJ REIT, TRIBORO ACQUISITION, INC., a New York corporation ("Triboro Acquisition"); JAMAICA ACQUISITION, INC., a New York corporation
("Jamaica Acquisition"); and GREEN ACQUISITION, INC., a New York corporation ("Green Acquisition," and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The effect of the mergers is to complete a Reorganization ("Reorganization") into the Company.

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

     The Bus Companies, including their subsidiaries, own a total of six rentable parcels of real property at June 30, 2008, four of which are leased to the City of New York, one of which is leased to a commercial tenant (all five on a triple net basis), and one of which is used in part by the Bus Companies' existing operations and the remainder of which is leased to a commercial tenant, not on a triple net basis. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business, which have been acquired as part of the merger.

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

     As  part  of  becoming  a  REIT,  the  Company  was  required,   after  the
Reorganization, to make a distribution of the Bus Companies' historical undistributed earnings and profits, calculated to be an estimated $62,060,000 (see Note 7). The Company distributed up to $20,000,000 in cash, and 3,775,400 shares of the Company's common stock, valued at $11.14 per share calculated as follows:

Total Value of the Bus Companies                          $     173,431,797
Assumed E&P--Cash distribution                                   20,000,000
                                                          --------------------

Total value after cash distribution                             153,431,797
Assumed E&P--Stock distribution                                  42,000,000
                                                          --------------------

Total value after stock distribution                      $     111,431,797
                                                          --------------------

Reorganization shares                                            10,000,000
Share Value Post Earnings and Profits                     $         11.14
                                                          --------------------

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

     Each stockholder elected a combination of cash and stock, or exclusively cash or stock. If more than $20,000,000 of cash was elected in the aggregate cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total $20,000,000, and the balance of the distribution to each such stockholder will be made in the Company's common stock. The Company distributed $19,406,599 in cash and 3,775,399 shares of common stock (with an approximate value of $42,060,000). The remaining balance of $593,401 is included in other liabilities in the consolidated balance sheet at June 30, 2008. Green's assets at December 31, 2006 totaled $23.9 million as compared to Triboro's assets of $19.4 million, and Jamaica's assets of $10.2 million, and Green's revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer for this transaction and the historical financial statements of the newly formed Company are those of Green.

     Under the purchase method of accounting, Triboro's and Jamaica's assets and liabilities were acquired by Green and have been recorded at their fair value. Accordingly, under the Reorganization, 10,000,000 (exclusive of 361 fractional

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

shares) shares of the Company's common stock were distributed, 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

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

     The following table summarizes the allocation of the purchase price in the form of a condensed consolidated balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

                                               Triboro           Jamaica            Total
                                           ---------------   --------------- ----------------
 Issuance of stock                         $    66,402        $   34,035      $   100,437
                                           ---------------   --------------- ----------------

 Cash and cash equivalents                       6,126               974            7,100
 Restricted cash                                 1,275               637            1,912
 Accounts receivable                             2,627             1,314            3,941
 Operating subsidies receivables                 1,752               941            2,693
 Deferred leasing commissions                      782                 -              782
 Other assets                                    2,682             1,549            4,231
 Securities available for sale                   1,668               593            2,261
 Real property and equipment                    55,038            30,919           85,957
 Machinery and equipment                           149                75              224
                                           --------------   ---------------- ----------------

 Total assets                              $    72,099       $    37,002      $   109,101
                                           --------------   ---------------- ----------------

 Accounts payable and accrued  expenses            741               371            1,112
 Revolving Credit                                  168                84              252
 Note payable                                      666               333              999
 Income tax payable                                294               157              451
 Deferred tax liability                            248               124              372
 Unpaid losses and loss adjustment expenses      1,736               868            2,604
 Other liabilities                               1,844             1,030            2,874
                                           --------------   ---------------- ----------------

 Total liabilities                         $     5,697       $     2,967       $    8,664
                                           --------------   ---------------- ----------------

 Fair value of net assets acquired         $    66,402       $    34,035       $  100,437
                                           ==============   ================ ================

     The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company's results for the six months ended June 30, 2007 in the accompanying condensed consolidated statements of income as the results were deemed to be immaterial.

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

                                                           For the Three Months
                                                           Ended June 30, 2007
                                                           -------------------
Revenues                                                   $           14,630
                                                           ===================
Net income from continuing operations                      $            1,768
                                                           ===================
Net income                                                 $            1,777
                                                           ===================

Pro-forma basic and diluted
   net income per common share                             $             0.18
                                                           ===================

Pro-forma weighted average
   common shares outstanding
   - basic and diluted                                             10,000,000
                                                           ===================


                                                           For the Six Months
                                                           Ended June 30, 2007
                                                           -------------------
Revenues                                                   $           26,639
                                                           ===================
Net income from continuing operations                      $            3,470
                                                           ===================
Net income                                                 $            3,203
                                                           ===================
Pro-forma basic and diluted
   net income per common share                             $             0.32
                                                           ===================
Pro-forma weighted average
   common shares outstanding
   - basic and diluted                                             10,000,000
                                                           ===================

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

     The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial information set forth therein. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31,

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

2008. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

     The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include those related to uncollectible receivables, the usefulness of long lived assets including property and equipment, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

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

     On March 3, 2008, the Company acquired a 108,000 square foot office building located in Farmington, Connecticut for $23,395,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement.

     The total cost was $23,395,000, of which $19,781,000, based on third party valuations, was allocated to real estate properties. In accordance with SFAS No. 141, based on third party valuations, intangibles associated with the purchases of real estate were allocated as follows: $2,183,000 to in-place lease intangibles and $1,431,000 to above market leases (both included in Intangible Assets in the accompanying condensed consolidated balance sheet). These costs

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the three and six months ended June 30, 2008 were approximately $206,000 and $273,000, respectively.

     The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008.

     Proforma rental revenue for the three and six months ended June 30, 2008 and 2007 was $544,532, $532,350, $1,080,846 and $1,064,700, respectively.
Pursuant to the terms of the lease between the former landlord and the single tenant, the single tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

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

Deferred Charges:

     Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying condensed consolidated balance sheets are shown at cost, net of accumulated amortization of $681,000 and $499,000 as of June 30, 2008 and December 31, 2007, respectively.

Asset Impairment:

     The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. Such cash flow analysis includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

     When impairment indicators were present, investments in affiliated companies were reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Reportable Segments:

     The Company operates in four reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, Insurance Operations, and Paratransit Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations, which are conducted in the Cayman Islands.

     o Real Estate Operations rent Company-owned real estate located in New York and Connecticut.

     o Outside Maintenance and Shelter Cleaning Operations provide outside maintenance and shelter cleaning services to outdoor advertising companies in New York, New Jersey, Arizona and California.

     o Insurance Operations assume reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance company based in the United States of America.

     o Paratransit Operations provide paratransit service in New York for physically and mentally challenged persons who are unable to use standard public transportation (see Note 9).

Revenue Recognition--Real Estate Operations:

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,"Accounting for Leases" ("SFAS No. 13), as amended. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts billed pursuant to the underlying leases amounted to approximately $3,180,000 at June 30, 2008. (see Note 3).

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

Earnings Per Share Information:

     In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

the treasury stock method). Approximately 255,000 potentially dilutive common shares were excluded from the calculation as of June 30, 2008. There were no common stock equivalents for any of the periods presented in the Company's condensed consolidated statements of income.

     The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

                                                         Three Months Ended June 30,
                                                      ----------------------------------
                                                             2008            2007
                                                      --------------       -------------
  Numerator:

  Net income                                         $      1,187         $     1,777
                                                      ==============       =============

  Denominator:
  Weighted average common shares outstanding-basic
  and diluted                                          13,472,281         $ 9,796,568
                                                      ==============       =============

  Basic and Diluted Per Share Information:

  Net income per share--basic and diluted            $       0.09         $      0.18
                                                      ==============       =============


                                                          Six Months Ended June 30,
                                                      ----------------------------------
                                                            2008            2007
                                                      --------------       -------------

  Numerator:

  Net income                                         $      1,314         $     2,349
                                                      ==============       =============

  Denominator:
  Weighted average common shares outstanding-basic
  and diluted                                          13,472,281           5,035,844
                                                      ==============       =============

  Basic and Diluted Per Share Information:

  Net income per share--basic and diluted            $       0.10         $      0.46
                                                      ==============       =============


Discontinued Operations:

     The condensed consolidated financial statements of the Company present the operations of Green's Bus operations as discontinued operations in accordance with SFAS No. 144 for the three and six months ended June 30, 2007.

Cash and Cash Equivalents:

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

     Restricted cash includes certain certificates of deposit amounting to $451,000 at June 30, 2008 and December 31, 2007 that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at June 30, 2008 and December 31, 2007, AIG held $1,872,000 and $2,401,000, respectively, on behalf of the Company that was restricted by AIG for the purpose of the payment of insurance losses.

Accounts Receivable:

     Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts. The Company has a contract with the City of New York which requires retainage in the amount of $624,487 as of June 30, 2008 and $586,792 as of December 31, 2007.

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

     Available-for-sale   securities  are  carried  at  fair  value,   with  the
unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying condensed consolidated statements of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

Income Taxes:

     Effective July 1, 2007, the Company elected to be taxed as a REIT under the Code. Accordingly, the Company is generally not subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements as defined under
Section 856 through 860 of the Code.

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

     The Company elected a fiscal year ended June 30th for tax reporting purposes. For the period July 1, 2006 to June 30, 2007, the Company filed a tax return in the U.S. federal tax jurisdiction and the states of New York, New Jersey, California and Arizona and New York City. The tax returns included the results of GTJ REIT, Inc. for the period July 1, 2006 through June 30, 2007 and the results of the Companies acquired in the Reorganization from the period April 1, 2007 through June 30, 2007. During January 2008, the Company elected to change its year end from June 30th to December 31st for tax reporting purposes. As a result, the Company will file a tax return for the period July 1, 2007 through December 31, 2007 which includes the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the taxable REIT subsidiaries.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

     Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004. During the periods open to

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

examination, the Company has net operating loss and tax credit carryforwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carryforwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of June 30, 2008.

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

Insurance Liabilities:

     The liability for losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on the advice of an independent attorney, while the liability for adverse claims development is based on the directors' best estimates. Such liabilities are necessarily based on estimates and, while the directors believe that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could be material to the condensed consolidated financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reported in current earnings.

Fair Value of Financial Instruments:

     The carrying value of restricted cash, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair value because of the short-term nature of the instruments. The carrying value of long-term debt consisting of the Company's credit facility approximates its fair value based upon current rates at which the Company could borrow funds with similar remaining maturities.

Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, which exceed the Federal depository insurance coverage. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires the Company to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in stockholders' equity as accumulated other comprehensive income. The amounts have been expensed through June 30, 2008.

Stock-Based Compensation:

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115." This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The application of this statement had no material impact on the financial position or results of the Company's operations.

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

     In March 2008, the FASB issued No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"
("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not believe that adoption of this statement will have a material impact on the financial position or results of operations of the Company.

     In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the effect of this statement.

     In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect of this statement.

3. OTHER ASSETS, NET:

Other assets, net, consist of the following (in thousands):

                                                    June 30, 2008         December 31, 2007
                                               ---------------------   ----------------------
                                                     (unaudited)
Discontinued operations                        $                 74    $                 647
Prepaid expenses                                              1,574                    1,010
Prepaid  and refundable income taxes                            194                    1,510
Deferred taxes, net                                             372                      263
Rental income in excess of amount billed                      3,180                    2,524
Other assets                                                    857                      305
                                               ---------------------   ----------------------
                                               $              6,251    $               6,259
                                               =====================   ======================

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

         The liability for losses and loss adjustment expenses at June 30, 2008 and December 31, 2007 has been reflected in connection with the merger transaction (see Note 1) and is summarized as follows (in thousands):


                                                      June 30, 2008         December 31, 2007
                                                 ---------------------   ----------------------
                                                      (unaudited)
Reported claims                                  $              2,142    $               2,370
Provision for incurred but not reported claims                    146                      589
                                                 ---------------------   ----------------------
                                                 $              2,288    $               2,959
                                                 =====================   ======================

     Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $2,288,000 and $2,959,000 at June 30, 2008 and December 31, 2007, respectively. An actuarial study was independently completed which estimated that at December 31, 2007, the total outstanding losses at an expected level, are between $2,650,623 and $3,267,961. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

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

5. OTHER LIABILITIES

         Other liabilities consist of the following (in thousands):

                                                  June 30, 2008         December 31, 2007
                                               ---------------------  ---------------------
                                                   (unaudited)
Accrued dividends                              $              1,078   $              1,415
Accrued earnings and profits distribution                       593                    906
Accrued professional fees                                       103                    221
Discontinued operations                                         856                    948
Accrued wages                                                   506                    464
Deposit liability                                               200                    272
Accrued environmental costs                                   1,653                  1,033
Prepaid rent and other                                          331                      -
Accrued vacation                                                 96                     96
                                               ---------------------  ---------------------
                                               $              5,416   $              5,355
                                               =====================  =====================

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6. NOTE PAYABLE TO BANK AND CREDIT FACILITY:

     On December 30, 2003, the Green Bus Lines, Inc. and Subsidiary, along with the Triboro Coach Corporation and Subsidiaries, Jamaica Central Railways, Inc. and Subsidiaries, Command Bus Company, Inc., and G.T.J. Company, Inc. and
Subsidiaries (the "Affiliated Group"), replaced its then-existing credit facility with a new facility consisting of mortgages and lines of credit which had an expiration date of June 30, 2004. The facility had been renegotiated over several renewals and was extended to June 30, 2007. In July of 2007, the Affiliated Group terminated its relationship with the lender and paid all amounts outstanding under the revolving credit. Under the terms of the agreement, the Affiliated Group had a $6.5 million facility consisting of a $4 million revolving credit, which was secured by approximately $4.5 million of cash and bonds held by the Affiliated Group and a $2.5 million second mortgage secured by a mortgage on property owned by G.T.J. Company, Inc., in New York City. The facility of $6.5 million was being used to finance the working capital needs of the Affiliated Group. The facility bore interest at the prime rate and was adjusted from time to time. The loans were collateralized by all tangible assets of the Affiliated Group.

     The outstanding debt under this revolving credit was paid in June 2007.

ING Financing Agreement:

     On July 2, 2007, the Company entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial draw down of $17,000,000 on the loan, in October 2007 made another draw down of $2,000,000 and in February 2008 made another draw down of $23,215,000 for a total loan of $42,215,000. In addition to the loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest on each loan is 6.59% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. The revolving credit facility under the Loan Agreement provides for a maximum amount of $54,500,000.

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

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. NOTE PAYABLE TO BANK AND CREDIT FACILITY (Continued):

     For the six months ended June 30, 2008, the fair value of the cash flow hedge associated with the debt was deemed to be immaterial.

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

7. STOCKHOLDERS' EQUITY:

Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company's common stock in connection with the Reorganization and the earnings and profits distribution, of which 13,472,281 shares have been issued (see Note 1). The common stock is not convertible or subject to redemption.

Dividend Distributions

     On March 31, 2008, the Board of Directors declared a dividend of approximately $1,347,000 that was paid in April 2008. In addition, on June 30, 2008, the Board of Directors declared a dividend of approximately $1,078,000 that was paid in July 2008.

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

     The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000. 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period. All options expire ten years from the date of grant. At June 30, 2008, 255,000 options were outstanding under the Plan, of which 82,779 were exercisable. At June 30, 2008, 745,000 shares of the Company's common stock remain available for future issuance.

                         GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (Continued):

     The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of options granted was $1.90 per share for the six months ended June 30, 2008. The common stock has an exercise price of $11.14. The following assumptions were used for the shares granted during the six months ended June 30, 2008:

                     Risk free interest rate:             3.39%
                     Expected dividend yield:             3.59%
                     Expected life of option in years:    7.94
                     Expected volatility: (1)             21.00%

A summary of the status of the Company's non-vested stock options as of June 30, 2008, and changes during the six months ended June 30, 2008 are presented below:

                                                            Weighted-Average
                                          Number of         Grant Date Fair
            Non vested Options             Options          Value Per Share
---------------------------------        --------------   ----------------------
Non-Vested at December 31, 2007                   -          $           -
Granted                                     255,000                   1.90
Vested                                      (82,779)                  1.90
Forfeited / Expired                               -                      -
                                         ---------------  ----------------------
Non-Vested at June 30, 2008                 172,221          $        1.90
                                         ===============  ======================

     (1) The Company considered the following factors in determining volatility. Although the Company is a public company, the Company's stock is not publicly traded and there is no readily available market for the stock. Therefore, the Company is not able to determine the historical volatility of its common stock. As a result, the volatility was estimated from the historical volatilities of the common stock of the publicly traded comparable firms of both REITs and operating companies similar to the Company's taxable REIT subsidiaries.

     The following table presents the activity for the options outstanding under the Plan for the six months ended June 30, 2008:

                                                                 Weighted-
                                                                Average and
                                            Number of          Exercise Price
        Non vested Options                   Options             Per Share
-----------------------------------        --------------   ------------------
Outstanding at December 31, 2007                       -     $              -
Granted                                          255,000                11.14
Exercised                                              -                    -
Forfeited /Expired                                     -                    -
                                           --------------   ------------------
Outstanding at June 30, 2008 (2)                 255,000     $          11.14
                                           --------------   ------------------
Options exercisable at June 30, 2008             82,779     $          11.14
                                           ==============   ==================

     All outstanding and exercisable options have a remaining contractual life of approximately 9.6 years and are exercisable at a price of $11.14.

     (2) The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at June 30, 2008 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of June 30, 2008.

                        GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (Continued):

     As of June 30, 2008, there was approximately $326,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 2.75 years. For the three and six months ended June 30, 2008 and 2007, amounts charged to compensation expense totaled approximately $32,000, $ 0, $158,000 and $0, respectively.

Special Distribution of Earnings and Profits

     On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company's common stock of $6.40 per Company share, payable in $20,000,000 of cash and 3,775,399 shares of the Company's common stock. For the purposes of the special distribution, the Company's common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62,060,000. The holders of the Company's shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the
"Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company's shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company's shares they elected, but could be based on a proration of the available cash after all elections (i.e.: not on a first come-first served basis). The Company calculated the proportion of cash and the Company's shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.

     As of June 30, 2008, cash of $19,406,600 and 3,775,399 shares of the Company's common stock have been distributed to the Holders. The remaining payable balance of $593,400 is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2008. Amounts paid were borrowed against the revolving credit from the Lenders.

8. RELATED PARTY TRANSACTIONS:

     Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), which has acted as counsel to the Company for approximately nine years. Fees paid and owed by the Company to RMF as of and for the three and six months ended June 30, 2008 and 2007 were approximately $126,255, $362,616, $259,655 and $366,241, respectively.

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

     The Company is involved in several lawsuits and other disputes arising in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

Environmental Matters

     The  Company's  real  property  has  had  activity  regarding  removal  and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's initial engineering report had an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company's portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company's portion was $2.8 million) was included, which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate.

     In May 2008, the Company received an updated draft of the remedial and investigation feasibility study. The Company is in the process of reviewing this study, however, based on this new draft study, the Company has recorded an additional $850,000 accrual for additional remediation costs as of March 31, 2008. As of June 30, 2008, the Company has recorded a liability of $1,653,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

                        GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued):

     The Paratransit Operations' revenues and net losses for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

                            Three Months Ended June 30,
                     ------------------------------------------
                             2008                  2007
                     -------------------  ---------------------
 Revenues            $            3,645   $             3,125
                     ===================  ====================
 Net loss            $             (441)  $              (246)
                     ===================  ====================



                             Six Months Ended June 30,
                     ------------------------------------------
                             2008                  2007
                     -------------------  ---------------------
 Revenues            $            7,217   $             3,125
                     ===================  ====================
 Net loss            $             (741)  $              (246)
                     ===================  ====================

     The Paratransit Operations represent about 30% of the Company's Non-REIT revenues.

10. SIGNIFICANT TENANTS:

     Four tenants, included in the condensed consolidated statement of income, constituted 100% of rental revenue for the three and six months ended June 30, 2008 and two tenants constituted 100% of the rental revenue for the three and six months ended June 30, 2007.

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

                        GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11. SEGMENTS (Continued):

Three Months Ended June 30,
2008
                                --------------------------------------------------------------------------------------------------
                                 Real Estate       Outside         Insurance      Paratransit
                                 Operations      Maintenance       Operations     Operations     Eliminations         Total
                                --------------------------------------------------------------------------------------------------
Operating revenue               $       3,338   $         8,348 $           -   $        3,645   $          (405)$         14,926
Operating expenses                      1,763             7,930            49            4,082              (347)          13,477
                                -------------- ------------------------------- ---------------- ----------------------------------
Operating income (loss)                 1,575               418           (49)            (437)              (58)           1,449
Other (expense)                          (479)             (129)          185               (4)               58             (369)
                                 --------------- ------------------------------------------------ ---------------------------------
Income (loss) from continuing           1,096               289           136             (441)                -            1,080
operations before income taxes
Benefit from income taxes                   -               107             -                -                 -              107
                                -------------- ------------------------------- ---------------- ----------------------------------
Income (loss) from continuing   $       1,096   $           396 $         136   $         (441)  $             - $          1,187
operations
                                ============== =============================== ================ ==================================
Capital expenditures                        -               291             -                2                 -              293
                                ============== =============================== ================ ==================================
Depreciation and amortization   $         539   $            35 $          (2)  $            4   $             - $            576
                                ============== =============================== ================ ==================================
Total assets                    $     182,255   $        15,604 $       3,450   $    *   3,750   $       (58,643)$        146,416
                                ============== =============================== ================ ==================================

* See Note 9.  The composition of these assets relates primarily to cash and accounts receivable.

Three Months Ended June 30,
2007
                                --------------------------------------------------------------------------------------------------
                                  Real Estate       Outside         Insurance      Paratransit
                                 Operations      Maintenance       Operations     Operations     Eliminations         Total
                                --------------------------------------------------------------------------------------------------
Operating revenue               $       3,014   $         9,394 $           -   $        3,125   $          (903)$         14,630
Operating expenses                      2,412             7,288            30            3,367              (593)          12,504
                                -------------- ------------------------------- ---------------- ----------------------------------
Operating income (loss)                   602             2,106           (30)            (242)             (310)           2,126
Other income (expense)                     52              (174)           17               (4)              311              202
                                 --------------- ------------------------------------------------ ---------------------------------
Income (loss) from continuing
operations before income taxes            654             1,932           (13)            (246)                1            2,328
Provision for income taxes               (507)              (53)            -                -                 -             (560)
                                -------------- ------------------------------- ---------------- ----------------------------------
Income (loss)  from continuing  $         147   $         1,879 $         (13)  $         (246)  $             1 $          1,768
operations
                                ============== =============================== ================ ==================================
Depreciation and amortization   $          65   $            88 $           -   $            -   $             - $            153
                                ============== =============================== ================ ==================================
Total assets                    $     140,627   $        11,656 $       4,990   $        3,140   $       (35,158)$        125,255
                                ============== =============================== ================ ==================================


Six Months Ended June 30,
2008
                                --------------------------------------------------------------------------------------------------
                                 Real Estate       Outside         Insurance      Paratransit
                                 Operations      Maintenance       Operations     Operations     Eliminations         Total
                                --------------------------------------------------------------------------------------------------
Operating revenue               $       6,181   $        15,637 $           -   $        7,217   $          (705)$         28,330
Operating expenses                      3,875            14,924            79            7,945              (506)          26,317
                                -------------- ------------------------------- ---------------- ----------------------------------
Operating income (loss)                 2,306               713           (79)           (728)              (199)           2,013
Other (expense)                          (918)             (174)          137              (13)              199             (769)
                                 --------------- ------------------------------------------------ ---------------------------------
Income (loss) from continuing           1,388               539            58             (741)                -            1,244
operations before income taxes
Benefit from income taxes                   -                70             -                -                 -               70
                                -------------- ------------------------------- ---------------- ----------------------------------
Income (loss) from continuing   $       1,388   $           609 $          58   $         (741)  $             - $          1,314
operations
                                ============== =============================== ================ ==================================
Capital expenditures            $           -   $           694 $           -   $            9   $             - $            703
                                ============== =============================== ================ ==================================
Depreciation and amortization   $         756   $            61 $           -   $            4   $             - $            821
                                ============== =============================== ================ ==================================

                        GTJ REIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11. SEGMENTS (Continued):

Six Months Ended June 30, 2007
                               -------------------------------------------------------------------------------------------------
                                 Real Estate       Outside         Insurance      Paratransit
                                 Operations      Maintenance       Operations     Operations     Eliminations         Total
                               -------------------------------------------------------------------------------------------------
Operating revenue              $       4,012   $         9,395 $           -  $         3,125   $          (903)$         15,629
Operating expenses                     2,535             7,289            30            3,367              (593)          12,628
                               -------------- ------------------------------------------------ ----------------------------------
Operating income (loss)                1,477             2,106           (30)            (242)             (310)           3,001
Other income  (expense)                  151              (174)           17               (4)              311              301
                               -------------- ------------------------------------------------ ----------------------------------

Income (loss) from continuing
operations before income taxes
and equity in earnings of
affiliated companies                   1,628             1,932           (13)            (246)                1            3,302
Provision for income taxes              (822)              (53)            -                -                 -             (875)
Equity in earnings of
affiliated companies, net of
tax                                       60                 -             -                -                 -               60
                               -------------- ------------------------------------------------ ----------------------------------
Income (loss)  from continuing
operations                     $         866   $         1,879 $         (13)  $         (246)  $             1 $          2,487
                               ============== ================================================ ==================================
Capital expenditures           $           -   $           288 $           -   $            -   $             - $            288
                               ============== ================================================ ==================================
Depreciation and amortization  $         131   $            88 $           -   $            -   $             - $            219
                               ============== ================================================ ==================================

12. SUBSEQUENT EVENTS:

     On June 6, 2008, a group organized by MacKenzie Patterson Fuller, L.P. advised the Company that it had commenced a tender offer for up to 700,000 shares of common stock at $5.00 per share less distributions between June 6, 2008 and July 18, 2008, and that the offer would terminate on July 18, 2008. The offer terminated with no shares of common stock being tendered. However, subsequently, one member of the group purchased a total of 11,802 shares from one stockholder.

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

Executive Summary

     The Company, a REIT, is a fully integrated, self-administered and self-managed real estate company, engaged in the acquisition, ownership and management of real properties. The Company currently owns seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which is used partly by one of the Company's subsidiaries and the balance of which is leased to a commercial tenant. Additionally, in connection with the Tax Relief Extension Act of 1999 ("RMA"), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. In addition, the Company owns a group of outdoor maintenance businesses and a paratransit business. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

Results of Operations

     The following results of operations pertain to GTJ REIT, Inc. and the results of operations for Triboro, Jamaica and GTJ from the date of acquisition, March 29, 2007, however, the results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in the accompanying condensed consolidated statement of operations of the Company for the three and six months ended June 30, 2007 as such amounts were not deemed to be material in relation to the Company's consolidated financial statements taken as a whole.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

The following table sets forth results of operations of the Company for the periods indicated (in thousands):

                                                                                      Three Months Ended June 30,
                                                                            -------------------------------------------------
                                                                                   2008                       2007
                                                                                              (unaudited)
                                                                            -------------------------------------------------
Revenues:
  Property rentals                                                           $            3,338         $           3,014
  Outdoor maintenance and cleaning                                                        7,943                     8,491
   Paratransit operations                                                                 3,645                     3,125
                                                                            --------------------        ------------------
     Total revenues                                                                      14,926                    14,630
                                                                            --------------------        ------------------

Operating expenses:
   General and administrative expenses                                                    3,376                     3,459
   Equipment maintenance and garage expenses                                              1,210                     1,185
   Transportation expenses                                                                2,972                     2,340
   Contract maintenance and station expenses                                              3,253                     3,558
   Insurance and safety expenses                                                          1,226                       967
   Operating and highway expenses                                                           661                       582
   Other expenses                                                                           203                       260
   Depreciation and amortization expense                                                    576                       153
                                                                            --------------------        ------------------
     Total operating expenses                                                            13,477                    12,504
                                                                            --------------------        ------------------

     Operating income                                                                     1,449                     2,126
Other income (expense) (including interest expense of $567 in 2008 and $51
in 2007), net                                                                              (369)                      202
                                                                            --------------------        ------------------
Income from continuing operations before income taxes                                     1,080                     2,328
Benefit from (provision for) income taxes                                                   107                      (560)
                                                                            --------------------        ------------------
Income from continuing operations                                                         1,187                     1,768

Discontinued operation:
   Income from operations of discontinued operation, net of taxes                             -                         9
                                                                            --------------------        ------------------
Net income                                                                   $            1,187         $           1,777
                                                                            ====================        ==================

Property Rentals Revenues

     Property rentals revenue increased $324,000 to $3,338,000 for the three months ended June 30, 2008 versus property rentals revenue of $3,014,000 for the three months ended June 30, 2007. The increase of $324,000 is primarily related to the rental revenue from the Connecticut property which was acquired in March 2008.

Outside Maintenance and Cleaning Operations Revenues

     Outside maintenance and cleaning operations revenues decreased $548,000 to $7,943,000 for the three months ended June 30, 2008 versus revenues of $8,491,000 for the three months ended June 30, 2007. Such decrease was attributable to decreased volume from a customer where the Company acts as a subcontractor. The Company continues to expect decreased volume for the remainder of 2008. In the third and fourth quarters of 2008, the Company does expect to see increased revenue from other contracts which are seasonal in nature.

Paratransit Operations Revenues

     Paratransit Operations revenues increased $520,000 to $3,645,000 for the three months ended June 30, 2008 versus $3,125,000 for the three months ended June 30, 2007. The increase in revenues is due to increased ridership (see Note 9 to the condensed consolidated financial statements).

Operating Expenses

     For the three months ended June 30, 2008, operating expenses increased $973,000 to $13,477,000 from $12,504,000 for the three months ended June 30,
2007. The increase of $973,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily related to (i) increased transportation costs of $632,000 related to the paratransit operations resulting from increased revenues, (ii) increased insurance and safety expenses of $259,000 primarily related to a workman's compensation premium audit adjustment and (iii) increased depreciation and amortization expense of $423,000 primarily related to new property acquired in Connecticut. These increases were offset by a decrease in contract maintenance and station expenses of $305,000 primarily related to decreased revenues in the outdoor maintenance and cleaning business.

Other Income (Expense)

     Other income (expense) for the three months ended June 30, 2008 was an expense of $369,000 versus income of $202,000 for the three months ended June 30, 2007. The expense of $369,000 for the 2008 period primarily represents interest expense of $567,000 and the loss on the sale of securities of $57,000, offset by interest income of $67,000 and a change in insurance reserves of $173,000. The income of $202,000 for the 2007 period pertains to interest income of $242,000 partially offset by interest expense of $53,000.

Benefit from (Provision for) Income Taxes

     The benefit from (provision for) income taxes represents federal, state and local taxes on income before income taxes and for the three months ended June 30, 2008 is based only on the taxable income of the Non-REIT subsidiaries. The benefit from income taxes for the 2008 period was $107,000 for an effective rate of (9.9%). The provision for income taxes was $560,000 for an effective rate of 24% for the three months ended June 30, 2007. The difference in the effective tax rate in 2008 is attributable to the fact that in 2008 only income related to Non-REIT operations was subject to income taxes, which such Non-REIT operations had a loss from operations before benefit from (provision for) income taxes.

Net Income

     For the three months ended June 30, 2008, the Company had net income of $1,187,000 versus net income of $1,777,000 for the three months ended June 30, 2007. The changes in net income were primarily due to the factors discussed above.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

The following table sets forth results of operations of the Company for the periods indicated (in thousands):

                                                                                     Six Months Ended June 30,
                                                                           ----------------------------------------------
                                                                                   2008                     2007
                                                                                            (unaudited)
                                                                           ----------------------------------------------
Revenues:
  Property rentals                                                          $           6,181         $           4,013
  Outdoor maintenance and cleaning                                                     14,932                     8,491
   Paratransit operations                                                               7,217                     3,125
                                                                           -------------------        ------------------
     Total revenues                                                                    28,330                    15,629
                                                                           -------------------        ------------------

Operating expenses:
   General and administrative expenses                                                  6,610                     3,517
   Equipment maintenance and garage expenses                                            3,237                     1,185
   Transportation expenses                                                              5,742                     2,340
   Contract maintenance and station expenses                                            6,107                     3,558
   Insurance and safety expenses                                                        2,018                       967
   Operating and highway expenses                                                       1,400                       582
   Other expenses                                                                         382                       260
   Depreciation and amortization expense                                                  821                       219
                                                                           -------------------        ------------------
     Total operating expenses                                                          26,317                    12,628
                                                                           -------------------        ------------------

     Operating income                                                                   2,013                     3,001
Other income (expense) (including interest expense of $1,009 in 2008 and
$53 in 2007), net                                                                        (769)                      301
                                                                           -------------------        ------------------
Income from continuing operations before income taxes and equity in                     1,244                     3,302
earnings of affiliated companies
Benefit from (provision for), income taxes                                                 70                      (875)
Equity in earnings of affiliated companies, net of tax                                      -                        60
                                                                           -------------------        ------------------
Income from continuing operations                                                       1,314                     2,487

Discontinued operation:
   Loss from operations of discontinued operation, net of taxes                             -                      (138)

                                                                           -------------------        ------------------
Net income                                                                  $           1,314         $           2,349
                                                                           ===================        ==================

Property Rentals Revenues

     Property rentals revenues increased $2,168,000 to $6,181,000 for the six months ended June 30, 2008 versus property rental revenue of $4,013,000 for the six months ended June 30, 2007. The increase is primarily related to the rental revenue from the Connecticut property which was acquired in March 2008.

Outside Maintenance and Cleaning Operations Revenues

     Outside maintenance and cleaning operations revenues increased $6,441,000 to $14,932,000 for the six months ended June 30, 2008 versus revenues of $8,491,000 for the six months ended June 30, 2007. The increase is primarily due to a full six months of revenue for the six months ended June 30, 2008 versus three months of revenue from the period April 1, 2007 to June 30, 2007. Revenues in 2008 have also been affected by decreased volume from a customer where the Company acts as a subcontractor. The Company continues to expect decreased volume from this customer for the remainder of 2008. In the third and fourth quarters of 2008, the Company does expect to see increased revenue from other contracts which are seasonal in nature.

Paratransit Operations Revenues

     Paratransit operations revenues increased $4,092,000 to $7,217,000 for the six months ended June 30, 2008 versus $3,125,000 for the six months ended June 30, 2007. The increase is primarily due to a full six months of revenue for the six months ended June 30, 2008 versus three months of revenue from the period April 1, 2007 to June 30, 2007.

Operating Expenses

     For the six months ended June 30, 2008, operating expenses increased $13,689,000 to $26,317,000 and were primarily due to a full six months of operating expenses for the six months ended June 30, 2008 versus the three months of operating expenses from the period April 1, 2007 to June 30, 2007.

     In addition, there was (i) increased transportation costs related to the Paratransit Operations resulting from increased revenues, (ii) increased insurance and safety expenses primarily related to a non-recurring workmans' compensation premium audit adjustments and (iii) increased depreciation and amortization expense primarily related to a new property acquired in Connecticut. These increases were offset by a decrease in contract maintenance and station expenses of primarily related to decreased revenues in the outdoor maintenance and cleaning business.

Other Income (Expense)

     Other income (expense) for the six months ended June 30, 2008 was an expense of $769,000 versus income of $301,000 for the six months ended June 30, 2007. The expense of $769,000 for the 2008 period primarily represents interest expense of $1,009,000 and the loss on the sale of securities of $57,000, offset by interest income of $177,000 and a change in the insurance reserve of $173,000. The income of $301,000 for the six months ended June 30, 2007 pertains to interest income partially offset by interest expense.

Benefit from (Provision for) Income Taxes

     The benefit from (provision for) income taxes represents federal, state and local taxes on income before income taxes and for the six months ended June 30, 2008 is based only on the taxable income of the Non-REIT subsidiaries. The benefit from income taxes for the 2008 period was $70,000 for an effective rate of (5.6%). The provision for income taxes was $875,000 for an effective rate of 26% for the six months ended June 30, 2007. The change in the effective tax rate in 2008 is attributable to the fact that in 2008 only income related to Non-REIT operations was subject to income taxes, which such Non-REIT operations had a loss from operations before benefit from (provision for) income taxes.

Loss from Operations of Discontinued Operation, Net of Taxes

     Loss from operations of discontinued operation, net of taxes reflects the operating results of Green's bus operations. The discontinued operation reflected a loss of $138,000 for the six months ended June 30, 2007. The 2007 loss primarily pertains to the winding down of the bus operations with no corresponding income.

Net Income

     For the six months ended June 30, 2008, the Company had net income of $1,314,000 versus net income of $2,349,000 for the six months ended June 30, 2007. The changes in net income were primarily due to the factors discussed above.

Liquidity and Capital Resources

     At June 30, 2008, the Company had unrestricted cash and cash equivalents of $9,950,000 compared to $11,920,000 at December 31, 2007. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company also has used its secured revolving credit facility for these purposes. The Company believes that its net cash provided by operations, coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings

     On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the "Initial Lenders" and, together with any other Lenders from time to time party hereto, the "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial $17,000,000 loan, in October 2007 made another draw down of $2,000,000 and in February 2008 made another draw down of $23,215,000 for a total loan of $42,215,000. In addition to the initial loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. The interest rate on each loan aggregates to 6.59% per annum. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. The revolving credit facility under the Loan Agreement has a maximum amount of $54,500,000.

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

     At June 30, 2008, $43,215,000 was outstanding under this Loan Agreement.

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

Net Cash Flows

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Operating Activities

     Net cash provided by operating activities was $1,251,000 for the six months ended June 30, 2008 versus net cash used in operating activities of $3,271,000 for the six months ended June 30, 2007. For the 2008 period, cash provided by operating activities was primarily related to (i) income from continuing operations of $1,314,000, (ii) depreciation and amortization expense of $821,000, (iii) changes in other liabilities of $712,000, offset by (iv) changes in accounts receivable of $1,402,000 and insurance reserves of $671,000.

     For the 2007 period, cash used in operating activities of $3,271,000 was primarily related to (i) net income from continuing operations of $2,487,000,
(ii) a decrease in operating  subsidies  receivable  of  $2,834,000,  reduced by
(iii) a decrease in income taxes payable of $5,219,000, (iv) a decrease in due from affiliates of $1,535,000 and (v) an increase in accounts receivable of $1,983,000.

Investing Activities

     Net cash used in investing activities was $23,361,000 for the six months ended June 30, 2008 versus cash provided by investing activities of $9,207,000 for the six months ended June 30, 2007. For the 2008 period, cash used in investing activities primarily related to real estate assets acquired of $23,395,000. The 2007 balance primarily pertains to cash acquired in the merger of $8,670,000.

Financing Activities

     Net cash provided by financing activities for the six months ended June 30, 2008 of $20,140,000 primarily pertains to the proceeds from the revolving credit facility of $23,215,000 offset by dividend payments of $2,762,000. Cash used in financing activities was $4,024,000 for the six months ended June 30, 2007 and was primarily related to the payment of dividends of $150,000, principal payments on notes payable of $2,087,000 and the buy-back of common stock of $1,787,000.

Possible Acquisitions

     The Board of Directors of GTJ REIT intends to expand its real property holdings. This would be done through purchases of properties that the Board of Directors determines to be consistent with the investment policies of GTJ REIT which would be funded initially from the revolving credit facility. It is anticipated that once these properties are purchased using the revolving credit facility, permanent mortgage financing will be placed on the real properties and the revolving credit facility will be paid down accordingly.

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

     In May 2008, the Company received an updated draft of the remedial and investigation feasibility study. The Company is in the process of reviewing this study, however, and based on this new draft study, the Company has recorded an additional $850,000 accrual for additional remediation costs as of March 31, 2008. As of June 30, 2008, the Company has recorded a total liability of $1,653,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

Stock-Based Compensation:

     The Company has a stock-based compensation plan, which is described in Note 7 to the condensed consolidated financial statements. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R,
"Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

     At June 30, 2008, debt consisted of variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $45.0 million of indebtedness outstanding was 6.59% per annum, maturing in 2010. Based on the amount of variable-rate debt outstanding at June 30, 2008, if interest rates either increase or decrease by 1%, the Company's net income would decrease or increase respectively by approximately $450,000 per annum.

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

     On a going forward basis, at least 75% of our assets must be those which may be held by us as a REIT. Our outdoor maintenance and paratransit business assets, and any other assets we may add to that group, are not qualified to be held directly by a REIT. Accordingly, we may be required, in the future, to spin off these businesses in order to protect our status as a REIT. If we do so, we may be distributing a significant portion of our assets, which could materially and adversely affect the value of our common stock. It should be noted, however, that such distribution would be made to the then holders of our common stock.

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

     There will be a discontinuance of our paratransit operations

     In February 2008, we were notified by the New York City Transit Agency of the Metropolitan Transit Authority (the "Agency") that a Request for Proposal to renew our existing paratransit service contract after September 30, 2008 would not be considered by the Agency. We are in the process of closing down this business. The paratransit operations represent about 30% of our non-REIT revenues.

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

Acquisition risks

     Our inability to identify or obtain funding for acquisitions could prevent us from diversification or growth and could adversely impact the value of an investment in us.

     We may not be able to identify or obtain financing to acquire additional real properties. We are required to distribute at least 90% of our net income, excluding net capital gains, to our stockholders in each taxable year, and we have targeted a 100% distribution. We have little depreciation except for our newly acquired Connecticut property, and therefore our ability to retain internally generated cash is very limited. Also, acquisition capital may be required by our outdoor maintenance and paratransit businesses. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt financing from third parties or the sellers of properties.

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

     We are required to distribute at least 90% of our net income, excluding net capital gains to our stockholders in each taxable year and we have targeted a 100% distribution. However, depending on the size of our operations, we will require a minimum amount of capital to fund our daily operations. In addition, we may require working capital for our outdoor maintenance businesses and paratransit business. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of your investment in our company.

     In October, 2007, we utilized $20,000,000 from our ING loan facility in connection with our distribution of undistributed historical earnings and profits to our stockholders, and in March 2008 we utilized an additional $23,500,000 for the purchase of the Connecticut property.

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

     No market for our Common Stock

     At the present time, there is no market for our common stock. Although shares can be freely transferred, subject to limitation noted above, the difficulty of willing buyers and sellers in finding a counter party could result in difficulty selling shares, or may result in transactions at prices which may be lower than those that could be obtained in an active market for the shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2008 annual meeting of stockholders was held on July 9, 2008. At such meeting, our stockholders elected two nominees for directors to serve for a three year term ending in 2011.

The following tables show the common stock votes cast with respect to the proposal identified above:

 ------------------------------ --------------------- ------------------------
   Election of Directors                 For              Withheld Authority
 ------------------------------ --------------------- ------------------------

 ------------------------------ --------------------- ------------------------
 Paul Cooper                          6,226,162              173,045
 ------------------------------ --------------------- ------------------------
 David Jang                           6,302,280               96,927
 ------------------------------ --------------------- ------------------------
 Francis J. Emmons                    4,715,121                  -0-
 ------------------------------ --------------------- ------------------------
 Anthony Palumbo                      4,715,121                  -0-
 ------------------------------ --------------------- ------------------------

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  of  Chief  Accounting  Officer  Pursuant  to 18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GTJ REIT, INC.


      Dated: August 14, 2008                    /s/ Jerome Cooper
                                          -------------------------------------
                                          Jerome Cooper
                                          President and Chief Executive Officer
                                          and Chairman of the Board of Directors



      Dated: August 14, 2008                    /s/ Michael I. Kessman
                                           -------------------------------------
                                           Michael I. Kessman
                                           Chief Accounting Officer

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

 Date:   August 14, 2008                     /s/ Jerome Cooper
                                       -----------------------------------
                                           Jerome Cooper
                                           Chief Executive Officer

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

 Date:  August 14, 2008                        /s/ Michael I. Kessman
                                       -----------------------------------------
                                                Michael I. Kessman
                                                Chief Accounting Officer

                                  EXHIBIT 32.1

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTJ REIT, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission (the "Periodic Report"), I, Jerome Cooper, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Dated:  August 14, 2008                         /s/ Jerome Cooper
                                          --------------------------------------
                                          Jerome Cooper, Chief Executive Officer

                                  EXHIBIT 32.2

                   CERTIFICATIONS OF CHIEF ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTJ REIT, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission (the "Periodic Report"), I, Michael Kessman, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   August 14, 2008                  /s/ Michael I. Kessman
                                    --------------------------------------------
                                    Michael I. Kessman, Chief Accounting Officer