Form 10-Q
period 2008-09-30
GTJ REIT, Inc.
filed 2008-11-14
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2008 or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________
Commission file number: 0001368757
GTJ REIT, INC. (Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-5188065 (I.R.S. Employer Identification No.)

444 Merrick Road Lynbrook, New York 11563 (Address of principal executive offices, including zip code)
(516) 881-3535 (Registrant’s telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s common shares outstanding as of November 14, 2008 was 13,472,281.

GTJ REIT, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GTJ REIT, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements as of September 30, 2008 (unaudited)	F-6

Basis of Presentation

The financial information is divided into two sections. The first section, Item 1, includes the unaudited condensed consolidated financial statements, including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2008 and 2007.

The condensed consolidated balance sheet as of September 30, 2008, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 included in Item 1 have been prepared by GTJ REIT, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company’s condensed consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008 and 2007, or for any other interim period, may not be indicative of future consolidated performance. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2007.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands, except share data)
ASSETS
Real estate at cost:
Land	$88,584	$85,051
Buildings and improvements	24,222	7,974
	112,806	93,025
Less: accumulated depreciation and amortization	(6,739)	(6,036)
Net real estate for investment	106,067	86,989
Cash and cash equivalents	9,459	11,362
Available for sale securities	4,548	4,815
Restricted cash	2,180	2,852
Accounts receivable	7,180	6,049
Other assets, net	6,495	5,927
Deferred charges, net of accumulated amortization	2,204	2,462
Assets of discontinued operations	1,720	3,368
Intangible assets, net of accumulated amortization	3,137	-
Machinery and equipment, net	1,628	873
Total assets	$144,618	$124,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured revolving credit facility	$43,215	$20,000
Accounts payable	1,062	974
Liabilities of discontinued operations	572	595
Unpaid losses and loss adjustment expenses	2,513	2,959
Other liabilities, net	5,735	5,956
	53,097	30,484
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at September 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	136,876	136,687
Cumulative distributions in excess of net income	(45,776)	(42,985)
Accumulated other comprehensive income	420	510
	91,521	94,213
Total liabilities and stockholders’ equity	$144,618	$124,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Property rentals	$2,822	$2,731	$9,004	$6,743
Outdoor maintenance and cleaning	7,376	8,071	22,307	16,563
Total revenues	10,198	10,802	31,311	23,306

Operating expenses:
General and administrative expenses	2,685	2,299	8,524	5,474
Equipment maintenance and garage expenses	514	418	2,306	874
Transportation expenses	663	545	1,938	1,122
Contract maintenance and station expenses	2,973	3,683	9,079	7,241
Insurance and safety expenses	668	711	2,118	1,445
Operating and highway expenses	344	305	1,131	623
Other expenses	295	140	677	399
Depreciation and amortization expense	269	192	1,086	411
Total operating expenses	8,411	8,293	26,859	17,589

Operating income	1,787	2,509	4,452	5,717
Other income (expense) (including interest expense of $ 550 and $318 for the three months ended September 30, 2008 and 2007 and $1,559 and $371 for the nine months ended September 30, 2008 and 2007), net	(875)	(158)	(1,631)	146
Income from continuing operations before income taxes and equity in earnings of affiliated companies	912	2,351	2,821	5,863
Provision for income taxes	(242)	(656)	(430)	(1,531)
Equity in earnings of affiliated companies, net of tax	-	-	-	60
Income from continuing operations	670	1,695	2,391	4,392

Discontinued operation:
Loss from operations of discontinued operation, net of taxes	(1,272)	(288)	(1,679)	(635)

Net (loss) income	$(602)	$1,407	$712	$3,757

Income (loss) per common share—basic and diluted:
Income from continuing operations	$0.05	$0.18	$0.18	$0.67
(Loss) income from operations of discontinued operation, net of taxes	$(0.09)	$(0.03)	$(0.13)	$(0.10)
Net (loss) income	$(0.04)	$0.15	$0.05	$0.57
Weighted-average common shares outstanding—basic and diluted	13,472,281	9,696,520	13,472,281	6,533,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Preferred Stock		Common Stock
	Out- standing Shares	Amount	Out-standing Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2008	-	$ -	13,472,281	$ 1	$ 136,687	$ (42,985)	$ 510	$ 94,213
Earnings and profit distribution, $0.18 per share	-	-	-	-	-	(3,503)	-	(3,503)
Stock-based compensation related to stock options	-	-	-	-	189	-	-	189
Comprehensive income:
Net income	-	-	-	-	-	712	-	712
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(90)	(90)
Total comprehensive income	-	-	-	-	-	-	-	622
Balance at September 30, 2008 (unaudited)	-	$ -	13,472,281	$ 1	$ 136,876	$ (45,776)	$ 420	$ 91,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$712	$3,757
Loss from discontinued operation	(1,679)	(635)
Income from continuing operations	2,391	4,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Cash provided by (used in) operating activities:
Provision for deferred taxes	412	400
Stock-based compensation expense	189	-
Changes in insurance reserves	(446)	(401)
Equity in earnings of affiliated companies, net of tax	-	(60)
Depreciation and amortization	1,313	411
Amortization of deferred charges	258	37
Other	40	90
Changes in operating assets and liabilities:
Operating subsidies receivable-injuries and damages withholding	-	3,184
Accounts receivable	(1,131)	(3,071)
Due from affiliates, net	-	(1,535)
Other assets	(534)	(952)
Accounts payable and other liabilities	2,976	2,455
Income taxes payable	-	(5,177)
Net cash provided by ( used in) operating activities	5,468	(227)
Investing activities:
Cash acquired in merger	-	8,670
Real estate assets acquired	(19,781)	-
Lease intangible assets acquired
related to real estate acquired	(3,614)	-
Purchases of machinery and equipment	(925)	(410)
Purchases of investments	(222)	(374)
Restricted cash	672	536
Proceeds from sale of investments	452	970
Net cash (used in) provided by investing activities	(23,418)	9,392
Financing activities:
Proceeds from revolving credit facility	23,215	18,000
Principal payments on notes payable, bank	-	(2,086)
Buy back of common stock	-	(1,787)
E&P distribution	(548)	-
Dividends paid	(3,840)	(1,702)
Net cash provided by financing activities	18,827	12,425
Cash flow from discontinued operations:
Operating activities	(2,780)	(366)
Cash used by discontinued operations	(2,780)	(366)
Net (decrease) increase in cash and cash equivalents	(1,903)	21,224
Cash and cash equivalents at the beginning of period	11,362	9,519
Cash and cash equivalents at the end of period	$9,459	$30,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

Supplemental cash flow information:
Interest paid	$1,566	$319
Cash paid for taxes	$108	$930

     Supplemental non-cash investing activities-Merger with Triboro

	Nine Months Ended September 30,
	(unaudited)
	(in thousands)
	2008	2007
Cash and cash equivalents	$-	$4,559
Operating subsidies receivables	-	1,752
Deferred leasing commissions	-	782
Other assets, net	-	1,512
Securities available for sale	-	1,362
Property and equipment	-	39,400
Income tax payable	-	(294)
Other liabilities, net	-	(629)

Fair value of real property through its ownership interest in GTJ	-	15,638
Fair value of operating assets and liabilities through its ownership interest in GTJ	-	2,320

Total purchase price in common stock	$-	$66,402

     Supplemental non-cash investing activities-Merger with Jamaica

Cash and cash equivalents	$-	$190
Operating subsidies receivables	-	941
Other assets, net	-	964
Securities available for sale	-	440
Property and equipment	-	23,100
Income tax payable	-	(157)
Other liabilities, net	-	(422)

Fair value of real property through its ownership interest in GTJ	-	7,819
Fair value of operating assets and liabilities through its ownership interest in GTJ	-	1,160

Total purchase price in common stock	$-	$34,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 as a blank check company and was formed to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located near Hartford, Connecticut. In addition, the Company, through its non-REIT subsidiaries provides outdoor maintenance and shelter cleaning services to outdoor advertising companies in New York, New Jersey, Arizona and California.

At March 29, 2007, the Company commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, the Company elected to be treated as a REIT under the code. The Company has selected December 31 as its fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

At September 30, 2008, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

Reorganization

On July 24, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with TRIBORO COACH CORP., a New York corporation (“Triboro”); JAMAICA CENTRAL RAILWAYS, INC., a New York corporation (“Jamaica”); GREEN BUS LINES, INC., a New York corporation (“Green” and together with Triboro and Jamaica, collectively referred to as the “Bus Companies” and each referred to as a “Bus Company”); GTJ REIT, TRIBORO ACQUISITION, INC., a New York corporation (“Triboro Acquisition”); JAMAICA ACQUISITION, INC., a New York corporation (“Jamaica Acquisition”); and GREEN ACQUISITION, INC., a New York corporation (“Green Acquisition,” and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the “Acquisition Subsidiaries” and each referred to as an “Acquisition Subsidiary”). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a Reorganization (“Reorganization”) of the ownership of the Bus Companies into the Company with the surviving entities of the merger of the Bus Companies with the Acquisition Subsidiaries becoming wholly-owned subsidiaries of the Company and the former shareholders of the Bus Companies becoming shareholders in the Company.

Under the terms of the Agreements, each share of common stock of each Bus Company’s issued and outstanding shares immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of the Company’s common stock:

•	Each share of Green common stock was converted into 1,117.429975 shares of the Company’s common stock.
•	Each share of Triboro common stock was converted into 2,997.964137 shares of the Company’s common stock.
•	Each share of Jamaica common stock was converted into 195.001987 shares of the Company’s common stock.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

The Bus Companies, including their subsidiaries, owned a total of seven rentable parcels of real property at September 30, 2008, four of which are leased to the City of New York, two of which are leased to commercial tenants (five on a triple net basis), and one of which is used in part by the Bus Companies’ existing operations and the remainder of which is leased to a commercial tenant, not on a triple net basis. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business, which were acquired as part of the merger.

Following the completion of the Reorganization, on July 1, 2007, the Company elected to be treated as a REIT under the applicable provisions of the Code. In order to adopt a REIT structure, it was necessary to combine the Bus Companies and their subsidiaries under a single holding company.

Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business, and considering the ownership of the same in whole or part by each of the Bus Companies, the Company was advised by an outside appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) and in connection with the Reorganization was as follows: Green-42.088%, Triboro-38.287% and Jamaica-19.625%. Accordingly, under the Reorganization, 10,000,361(including 361 fractional shares) shares of the Company common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in such proportions in exchange for their shares in the Bus Companies. Exclusive of fractional shares, 4,208,800 shares were distributed to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies’ historical undistributed earnings and profits, calculated to be an estimated $62,060,000 (see Note 8). The Company agreed to distribute up to $20,000,000 in cash, and 3,775,400 shares of the Company’s common stock, valued at $11.14 per share solely for purposes of the distribution calculated as follows:

Total Value of the Bus Companies	$173,431,797
Assumed E&P—Cash distribution	20,000,000
Total value after cash distribution	153,431,797
Assumed E&P—Stock distribution	42,000,000
Total value after stock distribution	$111,431,797
Reorganization shares	10,000,000
Share Value Post Earnings and Profits	$11.14

The Reorganization was accounted for under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141 “Business Combinations”, (“SFAS No. 141”) issued by the Financial Accounting Standards Board. Because GTJ REIT has been formed to issue equity interests to effect a business combination, as required by SFAS No. 141, one of the existing combining entities was required to be determined the acquiring entity. Under SFAS No. 141, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. Immediately following the Reorganization, the former Green stockholders had a 42.088% voting and economic interest in the Company, the former Triboro shareholders had a 38.287% voting and economic interest in the Company, and the former Jamaica shareholders had a 19.625% voting and economic interest in the company. Additionally, under SFAS No. 141, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

Each stockholder elected to receive a combination of cash and stock, or exclusively cash or stock. If more than $20,000,000 of cash was elected in the aggregate cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total $20,000,000, and the balance of the distribution to each such stockholder will be made in the

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

Company’s common stock.  The Company distributed $19,641,549 in  cash  and 3,775,399 shares of common stock  (with an approximate value of $42,060,000). The remaining balance of $358,451 is included in other liabilities in the consolidated balance sheet at September 30, 2008. Green’s assets at December 31, 2006 totaled $23.9 million as compared to Triboro’s assets of $19.4 million, and Jamaica’s assets of $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer for this transaction and the historical financial statements of the Company are those of Green.

Under the purchase method of accounting, Triboro’s and Jamaica’s assets and liabilities were acquired by Green and have been recorded at their fair value. Accordingly, under the Reorganization, 10,000,000 (exclusive of 361 fractional shares) shares of the Company’s common stock were distributed, 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

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

The following table summarizes the allocation of the purchase price in the form of a condensed consolidated balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

	Triboro	Jamaica	Total
Issuance of stock	$66,402	$34,035	$100,437

Cash and cash equivalents	$ 6,126	$ 974	$ 7,100
Restricted cash	1,275	637	1,912
Accounts receivable	2,627	1,314	3,941
Operating subsidies receivables	1,752	941	2,693
Deferred leasing commissions	782	-	782
Other assets	2,682	1,549	4,231
Securities available for sale	1,668	593	2,261
Real property and equipment	55,038	30,919	85,957
Machinery and equipment	149	75	224

Total assets	72,099	37,002	109,101

Accounts payable and accrued expenses	741	371	1,112
Revolving Credit	168	84	252
Note payable	666	333	999
Income tax payable	294	157	451
Deferred tax liability	248	124	372
Unpaid losses and loss adjustment expenses	1,736	868	2,604
Other liabilities	1,844	1,030	2,874

Total liabilities	5,697	2,967	8,664

Fair value of net assets acquired	$66,402	$34,035	$100,437

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company’s results for the nine months ended September 30, 2007 in the accompanying condensed consolidated statements of operations as the results were deemed to be immaterial.

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with Green, Jamaica, Triboro and GTJ included for the period preceding the merger on March 29, 2007 (in thousands, except per share data).

For the Three Months Ended September 30, 2007
Revenues	$ 14,055

Income from continuing operations	$ 1,529

Net Income	$ 1,407

Pro-forma basic and diluted net income per common share	$ .014

Pro-forma weighted average common shares outstanding - basic and diluted	10,000,000

For the Nine Months Ended September 30, 2007
Revenues	$ 40,694

Income from continuing operations	$ 4,999

Net Income	$ 4,610

Pro-forma basic and diluted net income per common share	$ .46

Pro-forma weighted average common shares outstanding - basic and diluted	10,000,000

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial information set forth therein. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, “Business Combinations.”  The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities.   The  fair value of

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

On March 3, 2008, the Company acquired a 108,000 square foot office building located in Farmington, Connecticut for $23,395,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement.

The total cost was $23,395,000, of which $19,781,000, based on third party valuations, was allocated to real estate properties. In accordance with SFAS No. 141, based on third party valuations, intangibles associated with the purchases of real estate were allocated as follows: $2,183,000 to in-place lease intangibles and $1,431,000 to above market leases (both included in Intangible Assets in the accompanying condensed consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the three and nine months ended September 30, 2008 were approximately $204,000 and $477,000, respectively.

The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008.

Proforma rental revenue for the three and nine months ended September 30, 2008 and 2007 was $543,114, $535,041, $1,623,960 and $1,599,741, respectively. Pursuant to the terms of the lease between the former landlord and the single tenant, the single tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

Depreciation and Amortization:

The Company uses the straight-line method for depreciation and amortization. Properties are depreciated over the estimated useful lives of the properties, which range from 10 to 25 years. Property improvements are depreciated over their estimated useful lives that range from 10 to 25 years. Equipment is depreciated over the estimated useful lives that range from 8 to 25 years. Tenant improvements are amortized over the shorter of the lives of the related leases or their useful lives.

Deferred Charges:

Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

charges in the accompanying condensed consolidated balance sheets are shown at cost, net of accumulated amortization of $757,000 and $499,000 as of September 30, 2008 and December 31, 2007, respectively.

Asset Impairment:

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analysis includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

When impairment indicators were present, investments in affiliated companies were reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There are no indicators of impairment in the third quarter of 2008.

Reportable Segments:

The Company presently operates in three reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations and Insurance Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations, which are conducted in the Cayman Islands.

•	Real Estate Operations rent Company-owned real estate located in New York and Connecticut.
•	Outside Maintenance and Shelter Cleaning Operations provide outside maintenance and shelter cleaning services to outdoor advertising companies in New York, New Jersey, Arizona and California.
•

Insurance Operations assume reinsurance of worker’s compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance company based in the United States of America.

Revenue Recognition--Real Estate Operations:

The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,”Accounting for Leases” (“SFAS No. 13), as amended. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts recognized over amounts billed pursuant to the underlying leases amounted to approximately $3,545,000 at September 30, 2008. (see Note 4).

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

Earnings (loss) Per Share Information:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings (loss) per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted loss per common share does not include common share equivalents and convertible securities then outstanding since the effect would be antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Approximately 255,000 potentially dilutive common shares were excluded from the calculation as of September 30, 2008. There were no common stock equivalents for any of the periods presented in the Company’s condensed consolidated statements of income.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended September 30,
	2008	2007
Numerator:
Net (loss) income	$(602)	$1,407
Denominator:
Weighted average common shares outstanding-basic and diluted	13,472,281	9,696,520
Basic and Diluted Per Share Information:
Net (loss) income per share—basic and diluted	$(0.04)	$0.15

	Nine Months Ended September 30,
	2008	2007
Numerator:
Net income	$712	$3,757
Denominator:
Weighted average common shares outstanding-basic and diluted	13,472,281	6,533,215
Basic and Diluted Per Share Information:
Net income per share—basic and diluted	$0.05	$0.57

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of Green’s Bus operations as discontinued operations in accordance with SFAS No. 144 for the three and nine months ended September 30, 2007 and the Paratransit Operations for the three and nine months ended September 30, 2008 and 2007.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash includes certain certificates of deposit amounting to $406,000 at September 30, 2008 and $451,000 at December 31, 2007 that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at September 30, 2008 and December 31, 2007, AIG held $1,774,000 and $2,401,000, respectively, on behalf of the Company that was restricted by AIG for the purpose of the payment of insurance losses.

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts when needed. The Company has a contract with the City of New York which required retainage in the amount of $0 as of September 30, 2008 and $586,792 as of December 31, 2007.

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

Available for Sale Securities:

The Company accounts for its available for sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In connection with the RMA, the Company is permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

The Company elected a fiscal year ended June 30th for tax reporting purposes. For the period July 1, 2006 to June 30, 2007, the Company filed a tax return in the U.S. federal tax jurisdiction and the states of New York, New Jersey, California and Arizona and New York City. The tax returns included the results of GTJ REIT, Inc. for the period July 1, 2006 through June 30, 2007 and the results of the Companies acquired in the Reorganization from the period April 1, 2007 through June 30, 2007. During January 2008, the Company elected to change its year end from June 30th to December 31st for tax reporting purposes. As a result, the Company filed a federal tax return and will file the state and local tax returns for the period July 1, 2007 through December 31, 2007 which includes the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the taxable REIT subsidiaries.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) -- an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008, the Company does not have a liability for unrecognized tax benefits.

Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004. During the periods open to examination, the Company has net operating loss and tax credit carryforwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carryforwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of September 30, 2008.

Green Bus Lines, Inc., and Subsidiary was under examination by the Internal Revenue Service for its U.S. corporate income tax return for the tax year ended December 31, 2005. The audit has been completed and there were no adjustments proposed in connection with the examination.

Comprehensive Income:

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 sets forth rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in comprehensive income, net of taxes and as a component of stockholders’ equity.

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

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 6 and 10).

Insurance Liabilities:

The liability for unpaid losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on the advice of an independent attorney, while the liability for adverse claims development is based on the directors’ best estimates. Such liabilities are necessarily based on estimates and, while the directors believe that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could be material to the condensed consolidated financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reported in current earnings.

Fair Value of Financial Instruments:

The carrying value of restricted cash, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair value because of the short-term nature of the instruments. The carrying value of long-term debt consisting of the Company’s credit facility approximates its fair value based upon current rates at which the Company could borrow funds with similar remaining maturities.

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the  Company to measure derivative instruments at fair value and to record them in the condensed consolidated  balance sheet as an asset or liability,  depending  on the Company’s rights or obligations under  the applicable derivative contract. The Company’s derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative’s change in  fair value is

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in stockholders’ equity as accumulated other comprehensive income. The amounts have been expensed through September 30, 2008.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 8. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests for all periods presented. The Company is currently evaluating the effect of this statement.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect of this statement.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective. Management does not believe that adoption of this statement will have a material impact on the financial position or results of operations of the Company.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect of this statement.

Reclassifications:

Certain amounts have been reclassified to conform to the current presentation.

3. DISCONTINUED OPERATIONS:

Paratransit Operations

In February 2008, the Company was notified by the New York City Transit Agency of the Metropolitan Transit Authority (the “Agency”) that a Request for Proposal to renew the Company’s existing paratransit service contract after September 30, 2008 would not be considered by the Agency. As a result of this action by the agency, the Company has decided in the fourth quarter of 2008 to exit the Paratransit Operations business and accordingly, the results have been presented as discontinued operations on the Company’s condensed consolidated financial statements for all periods presented. The Paratransit Operations were acquired as part of the Reorganization that occurred on March 29, 2007.

The following table sets forth the detail of the Company’s loss from discontinued operations (unaudited):

	Three Months Ended September 30,
	2008	2007
Revenues	$2,205	$3,253
Net loss, net of taxes	$(1,272)	$(167	)(1)
	Nine Months Ended September 30,
	2008	2007
Revenues	$9,422	$6,378
Net loss, net of taxes	$(1,679)	$(375	)(1)

(1)  Does not include losses from discontinued bus operations.

The Paratransit Operations represented about 30% of the Company’s non-REIT revenues.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. DISCONTINUED OPERATIONS (Continued):

The following table presents the major classes of assets and liabilities of the Paratransit Operations:

	September 30, 2008	December 31, 2007

	(unaudited)
Assets:
Cash	$38	$558
Accounts receivable	1,676	2,428
Machinery and equipment, net	-	50
Prepaid expenses	-	325
Other	6	7
Total assets	$1,720	$3,368
Accounts payable and accrued liabilities	$572	$595

Cash flow from discontinued operations for the three and nine months ended September 30, 2008 and 2007 was ($2,780,000) and ($366,000), respectively.

4. OTHER ASSETS, NET:

Other assets, net, consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Prepaid expenses	521	685
Prepaid and refundable income taxes	563	1,510
Deferred taxes, net	872	263
Rental income in excess of amount billed	3,545	2,524
Discontinued assets of former bus operations	73	648
Other assets	921	297
	$6,495	$5,927

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses at September 30, 2008 and December 31, 2007 has been reflected in connection with the merger transaction (see Note 1) and is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Reported claims	$2,180	$2,370
Provision for incurred but not reported claims	333	589
	$2,513	$2,959

Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $2,513,000 and $2,959,000 at September 30, 2008 and December 31, 2007, respectively. An actuarial study was independently completed which estimated that at December 31, 2007, the total outstanding losses at an expected level are between $2,650,623 and $3,267,961. In their analysis, the actuaries have used industry- based data which may or may not be representative of the Company’s ultimate liabilities.

In the opinion of the directors, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies written. However, consistent with most companies with similar operations, the Company’s estimated liability for claims is ultimately based on management’s expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the condensed consolidated financial statements.

6. OTHER LIABILITIES, NET

Other liabilities, net consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Accrued dividends	$1,078	$1,415
Accrued earnings and profits distribution	358	906
Accrued professional fees	67	215
Accrued wages	355	267
Deposit liability	188	272
Reserve personal property and damage claims	537	446
Accrued environmental costs	1,598	1,033
Prepaid rent	332	-
Other	269	358
Discontinued liabilities of former bus operations	856	948
Accrued vacation	97	96
	$5,735	$5,956

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. NOTE PAYABLE TO BANK AND CREDIT FACILITY:

On December 30, 2003, the Green Bus Lines, Inc. and Subsidiary, along with the Triboro Coach Corporation and Subsidiaries, Jamaica Central Railways, Inc. and Subsidiaries, Command Bus Company, Inc., and G.T.J. Company, Inc. and Subsidiaries (the “Affiliated Group”), replaced its then-existing credit facility with a new facility consisting of mortgages and lines of credit which had an expiration date of June 30, 2004. The facility had been renegotiated over several renewals and was extended to June 30, 2007. In July of 2007, the Affiliated Group terminated its relationship with the lender and paid all amounts outstanding under the revolving credit. Under the terms of the agreement, the Affiliated Group had a $6.5 million facility consisting of a $4 million revolving credit line, which was secured by approximately $4.5 million of cash and bonds held by the Affiliated Group and a $2.5 million second mortgage secured by a mortgage on property owned by G.T.J. Company, Inc., in New York City. The facility of $6.5 million was being used to finance the working capital needs of the Affiliated Group. The facility bore interest at the prime rate and was adjusted from time to time. The loans were collateralized by all tangible assets of the Affiliated Group.

The outstanding debt under this revolving credit facility was paid in June 2007 and the facility terminated.

ING Financing Agreement:

On July 2, 2007, the Company entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Initial Lenders” and, together with any other Lenders from time to time party hereto, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Borrowers made an initial draw down of $17,000,000 on the loan, in October 2007 made another draw down of $2,000,000 and in February 2008 made another draw down of $23,215,000 for a total loan of $42,215,000. In addition to the loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. As of September 30, 2008, the interest on the initial draw down of $17,000,000 is 6.59% per annum, interest in the subsequent draw down is 3.86875% per annum, and the mortgage loan has an interest rate of 6.59% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. The revolving credit facility under the Loan Agreement provides for a maximum amount of $54,500,000.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. $1,000,000 of the loan is secured by a mortgage in the amount of $1,000,000 on the Depots collectively ($250,000 for each Depot).

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. NOTE PAYABLE TO BANK AND CREDIT FACILITY (Continued):

For the nine months ended September 30, 2008, the fair value of the cash flow hedge associated with the debt was deemed to be immaterial.

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

8. STOCKHOLDERS’ EQUITY:

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution, of which 13,472,281 shares have been issued (see Note 1). The common stock is not convertible or subject to redemption.

Dividend Distributions

On March 31, 2008, the Board of Directors declared a dividend of approximately $1,347,000 that was paid in April 2008. In addition, on June 30, 2008, the Board of Directors declared a dividend of approximately $1,078,000 that was paid in July 2008, and on September 30, 2008, the Board of Directors declared a dividend of approximately $1,078,000 that was paid in October 2008.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Stock Option Plan

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”). The effective date of the Plan was June 11, 2007, subject to stockholder approval. The stockholders of the Company approved the Plan on February 7, 2008.

The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development and financial success of the Company and to obtain and retain the services of the above individuals considered essential to the long term success of the Company.

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000. 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period. All options expire ten years from the date of grant. At September 30, 2008, 255,000 options were outstanding under the Plan, of which 99,447

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. STOCKHOLDERS’ EQUITY (Continued):

were exercisable. At September 30, 2008, 745,000 shares of the Company’s common stock remain available for future issuance.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of options granted was $1.90 per share for the nine months ended September 30, 2008. The common stock has an exercise price of $11.14. The following assumptions were used for the shares granted during the nine months ended September 30, 2008:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

A summary of the status of the Company’s non-vested stock options as of September 30, 2008, and changes during the nine months ended September 30, 2008 are presented below:

Non vested Options	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Non-Vested at December 31, 2007	-	$-
Granted	255,000	1.90
Vested	(99,447)	1.90
Forfeited / Expired	-	-
Non-Vested at September 30, 2008	155,553	$1.90

(1) The Company considered the following factors in determining volatility. Although the Company is a public company, the Company’s stock is not publicly traded and there is no readily available market for the stock. Therefore, the Company is not able to determine the historical volatility of its common stock. As a result, the volatility was estimated from the historical volatilities of the common stock of the publicly traded comparable firms of both REITs and operating companies similar to the Company’s taxable REIT subsidiaries.

The following table presents the activity for the options outstanding under the Plan for the nine months ended September 30, 2008:

Non vested Options	Number of Options	Weighted-Average and Exercise Price Per Share
Outstanding at December 31, 2007	-	$-
Granted	255,000	11.14
Exercised	-	-
Forfeited /Expired	-	-
Outstanding at September 30, 2008 (2)	255,000	$11.14
Options exercisable at September 30, 2008	99,447	$11.14

All outstanding and exercisable options have a remaining contractual life of approximately 9.4 years and are exercisable at a price of $11.14.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. STOCKHOLDERS’ EQUITY (Continued):

(2) The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2008 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of September 30, 2008.

As of September 30, 2008, there was approximately $295,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 2.50 years. For the three and nine months ended September 30, 2008 and 2007, amounts charged to compensation expense totaled approximately $31,000, $ 0, $189,000 and $0, respectively.

Special Distribution of Earnings and Profits

On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per Company share, payable in $20,000,000 of cash and 3,775,399 shares of the Company’s common stock. For the purposes of the special distribution, the Company’s common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62,060,000. The holders of the Company’s shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company’s shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company’s shares they elected, but could be based on a proration of the available cash after all elections (i.e.: not on a first come-first served basis). The Company calculated the proportion of cash and the Company’s shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

As of September 30, 2008, cash of $19,641,550 and 3,775,399 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of $358,450 is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2008. Amounts paid were borrowed against the revolving credit line from the Lenders.

9. RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin Moscou Faltischek, P.C. (“RMF”), which has acted as counsel to the Company for approximately ten years. Fees paid and owed by the Company to RMF as of and for the three and nine months ended September 30, 2008 and 2007 were approximately $382,634, $99,165, $642,289 and $465,406, respectively.

Paul A. Cooper is a director and officer of the Company. In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. This space is currently occupied by the Company. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. This lease will expire in April 2010. In February 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer. and would be entitled to an additional approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The claimants are seeking sums substantially in excess of the Company’s good faith offer. The Company can not predict its liability if any, for sums in excess of the payment it has made to date. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

The Company is also involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Environmental Matters

The Company’s real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby the Company has committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company’s initial engineering report had an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company’s portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company’s portion was $2.8 million) was included, which provided a “worst case” scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate.

In May 2008, the Company received an updated draft of the remedial and investigation feasibility study. The Company is in the process of reviewing this study, however, based on this new draft study, the Company recorded an additional $850,000 accrual for additional remediation costs as of March 31, 2008. As of September 30, 2008, the Company has recorded a liability of $1,598,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. SIGNIFICANT TENANTS:

Four tenants, included in the condensed consolidated statement of income, constituted 100% of rental revenue for the three and nine months ended September 30, 2008 and two tenants constituted 100% of the rental revenue for the three and nine months ended September 30, 2007.

12. SEGMENTS:

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

As a result of the Company’s exit from the Paratransit business (See Note 3), the Company operates in three reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, and Insurance Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

Real Estate Operations rents Company-owned real estate located in New York and Connecticut.

Outside Maintenance and Shelter Cleaning Operations provide outside maintenance and cleaning services to outdoor advertising companies in New York, New Jersey, Arizona and California.

Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance company based in the United States of America.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. SEGMENTS (Continued):

Three Months Ended September 30, 2008
	Real Estate Operations	Outside Maintenance	Insurance Operations	Eliminations	Total
Operating revenue	$2,822	$7,648	$-	$(272)	$10,198
Operating expenses	1,203	7,503	116	(411)	8,411
Operating income (loss)	1,619	145	(116)	139	1,787
Other income (expense)	(457)	67	(346)	(139)	(875)
Income (loss) from continuing operations before income taxes	1,162	212	(462)	-	912
Benefit from (provision for) income taxes	78	(320)	-	-	(242)
Income (loss) from continuing operations	$1,240	$(108)	$(462)	$-	$670
Depreciation and amortization	$186	$83	$-	$-	$269
Total assets (1)	$181,244	$15,930	$3,275	$(57,551)	$142,898
Three Months Ended September 30, 2007
	Real Estate Operations	Outside Maintenance	Insurance Operations	Eliminations	Total
Operating revenue	$2,693	$8,731	$-	$(622)	$10,802
Operating expenses	806	8,023	29	(565)	8,293
Operating income (loss)	1,887	708	(29)	(57)	2,509
Other income (expense)	61	(69)	(207)	57	(158)
Income (loss) from continuing operations before income taxes	1,948	639	(236)	-	2,351
Provision for income taxes	(329)	(327)	-	-	(656)
Income (loss) from continuing operations	$1,619	$312	$(236)	$-	$1,695
Depreciation and amortization	$144	$48	$-	$-	$192
Total assets (2)	$155,490	$16,392	$4,606	$(34,821)	$141,667
Nine Months Ended September 30, 2008
	Real Estate Operations	Outside Maintenance	Insurance Operations	Eliminations	Total
Operating revenue	$9,004	$23,209	$-	$(902)	$31,311
Operating expenses	5,078	22,507	116	(842)	26,859
Operating income (loss)	3,926	702	(116)	(60)	4,452
Other income (expense)	(1,375)	(108)	(208)	60	(1,631)
Income (loss) from continuing operations before income taxes	2,551	594	(324)	-	2,821
Benefit from (provision from) income taxes	78	(508)	-	-	(430)
Income (loss) from continuing operations	$2,629	$86	$(324)	$-	$2,391
Capital expenditures	$23,555	$765	$-	$-	$24,320
Depreciation and amortization	$942	$144	$-	$-	$1,086

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. SEGMENTS (Continued):

Nine Months Ended September 30, 2007
	Real Estate Operations	Outside Maintenance	Insurance Operations	Eliminations	Total
Operating revenue	$6,668	$18,126	$-	$(1,488)	$23,306
Operating expenses	3,341	15,310	59	(1,121)	17,589
Operating income	3,327	2,816	(59)	(367)	5,717
Other income (expense)	212	(243)	(190)	367	146
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	3,539	2,573	(249)	-	5,863
Provision for income taxes	(1,151)	(380)	-	-	(1,531)
Equity in earnings of affiliated companies, net of tax	60	-	-	-	60

Income (loss) from continuing operations	$2,448	$2,193	$(249)	$-	$4,392
Capital expenditures	$-	$410	$-	$-	$410
Depreciation and amortization	$312	$99	$-	$-	$411

(1)	Does not include assets of the discontinued Paratransit operation totaling $1,720.
(2)	Does not include assets of the discontinued Paratransit operations totaling $3,547.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Forward-Looking Statements” and under “Risk Factors.” You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

Executive Summary

The Company, a REIT, is a fully integrated, self-administered and self-managed real estate company, engaged in the acquisition, ownership and management of real properties. The Company currently owns seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which is used partly by one of the Company’s subsidiaries and the balance of which is leased to a commercial tenant. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, the Company owns a group of outdoor maintenance businesses and a paratransit business however, the Company is exiting the paratransit business in the fourth quarter of 2008. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

To the extent it is in the interests of our stockholders, the Company will seek to invest in a diversified portfolio of real properties within the Company’s geographic area that will satisfy the Company’s primary investment objectives of providing the Company’s stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing property is the potential for future income, the Company anticipates that the majority of properties that it will acquire will have both the potential for growth in value and provide for cash distributions to stockholders.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current financial crisis and therefore the potential for further deterioration in the general economic climate as well as the continued availability of favorable credit sources and the capital market conditions in general. We discuss in greater detail risk factors relating to our business in Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations

The following results of operations pertain to GTJ REIT, Inc. and the results of operations for Triboro, Jamaica and GTJ from the date of acquisition, March 29, 2007, however, the results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in the accompanying condensed consolidated statement of operations of the Company for the three and nine months ended September 30, 2007 as such amounts were not deemed to be material in relation to the Company’s consolidated financial statements taken as a whole.

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

The following table sets forth results of operations of the Company for the periods indicated (in thousands):

	Three Months Ended September 30,
	2008	2007
	(unaudited)
Revenues:
Property rentals	$2,822	$2,731
Outdoor maintenance and cleaning	7,376	8,071
Total revenues	10,198	10,802

Operating expenses:
General and administrative expenses	2,685	2,299
Equipment maintenance and garage expenses	514	418
Transportation expenses	663	545
Contract maintenance and station expenses	2,973	3,683
Insurance and safety expenses	668	711
Operating and highway expenses	344	305
Other expenses	295	140
Depreciation and amortization expense	269	192
Total operating expenses	8,411	8,293

Operating income	1,787	2,509
Other expenses	(875)	(158)
Income from continuing operations before income taxes	912	2,351
Provision for income taxes	(242)	(656)
Income from continuing operations	670	1,695

Discontinued operation:
Loss from operations of discontinued operation, net of taxes	(1,272)	(288)

Net (loss) income	$(602)	$1,407

Property Rentals Revenues

Property rentals revenue increased $91,000 to $2,822,000 for the three months ended September 30, 2008 versus property rentals revenue of $2,731,000 for the three months ended September 30, 2007. The increase is primarily related to the rental revenue from the Connecticut property which was acquired in March 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside maintenance and cleaning operations revenues decreased $695,000 to $7,376,000 for the three months ended September 30, 2008 versus revenues of $8,071,000 for the three months ended September 30, 2007. Such decrease was attributable to decreased volume from a customer where the Company acts as a subcontractor. The Company continues to expect decreased volume for the remainder of 2008 from this customer. In the fourth quarter of 2008, the Company does expect to see increased revenue from other contracts which are seasonal in nature.

Operating Expenses

For the three months ended September 30, 2008, operating expenses increased $118,000 to $8,411,000 from $8,293,000 for the three months ended September 30, 2007. The increase of $118,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily related to (i) increased transportation costs of $118,000 related to increased fuel costs, (ii) increased general and administrative expenses of $386,000 related to increased professional fees and (iii) increased depreciation and amortization expense of $77,000 primarily related to new property acquired in Connecticut. These increases were partially offset by a decrease in contract maintenance and station expenses of $710,000 primarily related to decreased revenues in the outdoor maintenance and cleaning business.

Other Expense, Net

Other expense for the three months ended September 30, 2008 aggregated $875,000 versus $158,000 for the three months ended September 30, 2007. The expense of $875,000 for the 2008 period primarily represents interest expense of $550,000 and the increase in insurance reserves of $358,000, offset by interest income of $70,000. The expense of $158,000 for the 2007 period pertains to interest expense partially offset by interest income.

Provision For Income Taxes

The provision for income taxes represents federal, state and local taxes on income before income taxes and for the three months ended September 30, 2008 is based only on the taxable income of the non-REIT subsidiaries. The provision for income taxes for the 2008 period was $242,000 for an effective rate of 26.5%. The provision for income taxes was $656,000 for an effective rate of 27.9% for the three months ended September 30, 2007. The difference in the effective tax rate in 2008 is attributable to the fact that in 2008 only income related to non-REIT operations was subject to income taxes, which such non-REIT operations had a loss from operations before provision for income taxes and a deferred tax benefit realized on the NOL of the non-REIT operations.

Loss From Operations of Discontinued Operation, Net of Taxes

For the three months ended September 30, 2008, the Company had a net loss from operations of discontinued operation of $1,272,000 versus $288,000 for the same period in 2007. The change was primarily due to the closing of the Company’s Paratransit operations which has been reclassified to discontinued operations in the third quarter of 2008.

Net (Loss) Income

For the three months ended September 30, 2008, the Company had net loss of $602,000 versus net income of $1,407,000 for the three months ended September 30, 2007. The changes in net income were primarily due to the factors discussed above.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

The following table sets forth results of operations of the Company for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Revenues:
Property rentals	$9,004	$6,743
Outdoor maintenance and cleaning	22,307	16,563
Total revenues	31,311	23,306

Operating expenses:
General and administrative expenses	8,524	5,474
Equipment maintenance and garage expenses	2,306	874
Transportation expenses	1,938	1,122
Contract maintenance and station expenses	9,079	7,241
Insurance and safety expenses	2,118	1,445
Operating and highway expenses	1,131	623
Other expenses	677	399
Depreciation and amortization expense	1,086	411
Total operating expenses	26,859	17,589

Operating income	4,452	5,717
Other (expense) income, net	(1,631)	146
Income from continuing operations before income taxes and equity in earnings of affiliated companies	2,821	5,863
Provision for income taxes	(430)	(1,531)
Equity in earnings of affiliated companies, net of tax	-	60
Income from continuing operations	2,391	4,392

Discontinued operation:
Loss from operations of discontinued operation, net of taxes	(1,679)	(635)

Net income	$712	$3,757

Property Rentals Revenues

Property rentals revenues increased $2,261,000 to $9,004,000 for the nine months ended September 30, 2008 versus property rental revenue of $6,743,000 for the nine months ended September 30, 2007. The increase is primarily related to the rental revenue from the Connecticut property which was acquired in March 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside maintenance and cleaning operations revenues increased $5,744,000 to $22,307,000 for the nine months ended September 30, 2008 versus revenues of $16,563,000 for the nine months ended September 30, 2007. The increase is primarily due to a full nine months of revenue for the nine months ended September 30, 2008 versus six months of revenue from the period April 1, 2007 to September 30, 2007. Revenues in 2008 have also been affected by decreased volume from a customer where the Company acts as a subcontractor. The Company continues to expect decreased volume from this customer for the remainder of 2008. In the fourth quarter of 2008, the Company does expect to see increased revenue from other contracts which are seasonal in nature.

Operating Expenses

For the nine months ended September 30, 2008, operating expenses increased $9,270,000 to $26,859,000 and were primarily due to a full nine months of operating expenses for the nine months ended September 30, 2008 versus the six months of operating expenses from the period April 1, 2007 to September 30, 2007.

In addition, (i) increased fuel costs, (ii) increased insurance and safety expenses primarily related to non-recurring workmans’ compensation premium audit adjustments and (iii) increased depreciation and amortization expense primarily related to a new property acquired in Connecticut, also accounted for the increase in expenses.

Other (Expense) Income

Other (expense) income for the nine months ended September 30, 2008 was an expense of $1,631,000 versus income of $146,000 for the nine months ended September 30, 2007. The expense of $1,631,000 for the 2008 period primarily represents interest expense of $1,559,000, the loss on the sale of securities of $57,000, and a change in the insurance reserve of $185,000, offset by interest income of $177,000. The income of $146,000 for the nine months ended September 30, 2007 pertains to interest income partially offset by interest expense.

Provision For Income Taxes

The provision for income taxes represents federal, state and local taxes on income before income taxes and for the nine months ended September 30, 2008 is based only on the taxable income of the non-REIT subsidiaries. The provision for income taxes for the 2008 period was $430,000 for an effective rate of 15.2%. The provision for income taxes was $1,531,000 for an effective rate of 26.1% for the nine months ended September 30, 2007. The change in the effective tax rate in 2008 is attributable to the fact that in 2008 only income related to non-REIT operations was subject to income taxes, which such non-REIT operations had a loss from operations before provision for income taxes and a deferred tax benefit realized on the NOL of the non-REIT operations.

Loss from Operations of Discontinued Operation, Net of Taxes

For 2008, the $1,679,000 loss from operations of discontinued operation represents the operations of the Paratransit business which were closed and accordingly were reclassified to discontinued operations. Additionally, the 2007 loss from operations of discontinued operation, net of taxes includes the operating results of Green’s bus operations for a total of $635,000. Such loss primarily pertains to the winding down of the bus operations with no corresponding income.

Net Income

For the nine months ended September 30, 2008, the Company had net income of $712,000 versus net income of $3,757,000 for the nine months ended September 30, 2007. The changes in net income were primarily due to the factors discussed above.

Liquidity and Capital Resources

At September 30, 2008, the Company had unrestricted cash and cash equivalents of $9,459,000 compared to $11,362,000 at December 31, 2007. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company also has used its secured revolving credit facility for these purposes. The Company believes that its net cash provided by operations, coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings

On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, the “Initial Lenders” and, together with any other Lenders from time to time party hereto, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72,500,000. On July 2, 2007, the Initial Lenders made an initial $17,000,000 loan, in October 2007 made another draw down of $2,000,000 and in February 2008 made another draw down of $23,215,000 for a total loan of $42,215,000. In addition to the initial loan, the Lenders collectively made a mortgage loan of $1,000,000 to the Borrowers. Interest on the loans shall be paid monthly. . As of September 30, 2008, the interest on the initial draw down of $17,000,000 is 6.59% per annum, interest in the subsequent draw down is 3.86875% per annum, and the mortgage loan has an interest rate of 6.59% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. The revolving credit facility under the Loan Agreement provides for a maximum amount of $54,500,000.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Registrant pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc. (ii) Green Acquisition, Inc. pledged its 100% membership interest in each of (a) 49-19Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Registrant, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Registrant had assigned its interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. $1,000,000 of the loan is secured by a mortgage in the amount of $1,000,000 on the Depots collectively ($250,000 for each Depot).

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

At September 30, 2008, $43,215,000 was outstanding under this Loan Agreement.

Earnings and Profit Distribution

On August 20, 2007, in connection with the Reorganization and the Company’s REIT election under the Code, the Board of Directors of GTJ REIT declared a special distribution of the Company’s accumulated earnings and profits on GTJ REIT’s common stock of $6.40 per GTJ REIT share, payable in $20,000,000 of cash and in 3,775,400 shares of GTJ REIT common stock. For the purposes of the special distribution, common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and distributed to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into GTJ REIT. The special distribution aggregated $62,060,000. The holders of GTJ REIT shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of GTJ REIT shares and/or cash the Holders wished to receive as their respective portion of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and GTJ REIT shares they elected, but could be based on a pro ration of the available cash after all elections (ie: not on a first come-first served basis). GTJ REIT calculated the proportion of cash and GTJ REIT shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

Net Cash Flows

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Operating Activities

Net cash provided by operating activities was $5,468,000 for the nine months ended September 30, 2008 versus net cash used in operating activities of $227,000 for the nine months ended September 30, 2007. For the 2008 period, cash provided by operating activities was primarily related to (i) income from continuing operations of $2,391,000, (ii) depreciation and amortization expense of $1,313,000, (iii) changes in accounts payable and other liabilities of $2,976,000 and provision for deferred taxes of $412,000, offset by (iv)changes in accounts receivable of $1,131,000 and  insurance reserves of $446,000.

For the 2007 period, cash used in operating activities of $227,000 was primarily related to (i) net income from continuing operations of $4,392,000, (ii) a decrease in operating subsidies receivable of $3,184,000, reduced by (iii) a decrease in income taxes payable of $5,177,000, (iv) a decrease in due from affiliates of $1,535,000 and (v) an increase in accounts receivable of $3,071,000.

Investing Activities

Net cash used in investing activities was $23,418,000 for the nine months ended September 30, 2008 versus cash provided by investing activities of $9,392,000 for the nine months ended September 30, 2007. For the 2008 period, cash used in investing activities primarily related to real estate assets acquired of $23,395,000. The 2007 balance primarily pertains to cash acquired in the merger of $8,670,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 of $18,827,000 primarily pertains to the proceeds from the revolving credit facility of $23,215,000 offset by dividend payments of $3,840,000. Cash provided by financing activities was $12,425,000 for the nine months ended September 30, 2007 and was primarily related to the proceeds from the revolving credit facility of $18,000,000 offset by the payment of dividends of $1,702,000, principal payments on notes payable of $2,086,000 and the buy-back of common stock of $1,787,000.

Possible Acquisitions

The Board of Directors of the Company intends to expand the Company’s real property holdings. This would be done through purchases of properties that the Board of Directors determines to be consistent with the investment policies of the Company which would be funded initially from the revolving credit facility. It is anticipated that once these properties are purchased using the revolving credit facility, permanent mortgage financing will be placed on the real properties and the revolving credit facility will be paid down accordingly.

Cash Payments for Financing

Payment of interest under the $72,500,000 revolving credit facility, and under permanent mortgages, will consume a significant portion of the Company’s cash flow, reducing net income and the resulting distributions to be made to the Company’s stockholders.

Trend in Financial Resources

Other than the revolving credit facility discussed above under ING Financing Agreement, the Company can expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on its real properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore not result in a material increase in working capital.

Environmental Matters

The Company’s real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby the Company has committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations.

In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company’s engineering report has an estimated cost range in which the low-end of the range, of approximately $5.2 million (of which the Company’s portion is $1.4 million) was only for the Study. In addition, a high-end range estimate, of approximately $10.4 million (of which the Company’s portion was $2.8) was included which provided a “worst case” scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believed that recognition of the low-range estimate is appropriate.

In May 2008, the Company received an updated draft of the remedial and investigation feasibility study. The Company is in the process of reviewing this study, however, and based on this new draft study, the Company has recorded an additional $850,000 accrual for additional remediation costs as of March 31, 2008. As of September 30, 2008, the Company has recorded a total liability of $1,598,000 related to its portion of the Study as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

Inflation

Low to moderate levels of inflation during the past several years have favorably impacted the Company’s operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing the Company’s ability to increase tenant rents. However, the Company’s properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 2 to the condensed consolidated financial statements of the Company.

Revenue Recognition-Real Estate Operations:

The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,”Accounting for Leases”, as amended, referred to herein as SFAS 13. SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

Property operating expense recoveries from tenants of common area maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

Revenue Recognition--Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service.

Revenue Recognition--Paratransit Operations:

Paratransit revenues are recognized upon completion of the related transportation service (see Note 3).

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, “Business Combinations.” The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.”  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

Asset Impairment:

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There are no indicators of impairment in the third quarter of 2008.

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

In connection with Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such the Company is subject to federal, state and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 8 to the condensed consolidated financial statements. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing the Company is interest rate risk on its variable-rate mortgage loan payable and secured revolving credit facility. The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.

The Company is exposed to interest rate changes primarily through the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at variable rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At September 30, 2008, debt consisted of variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $43.0 million of indebtedness outstanding was 5.00% per annum, maturing in 2010. Based on the amount of variable-rate debt outstanding at September 30, 2008, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $430,000 per annum.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Registrant’s management, with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures were not fully effective. The Registrant has recently begun reporting as a public company and has, since December 31, 2007, obtained the assistance needed to generate financial statements and reports to be filed with the Securities and Exchange Commission which fully comply as to required contents and which can be provided on a timely basis. In addition, effective as of October 6, 2008, the Company engaged the services of a full-time Chief Financial Officer.

Internal Control Over Financial Reporting. There have not been any changes in the Registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting, other than the addition of assistance needed to generate financial statements and reports to be filed with the Securities and Exchange Commission which fully comply as to required contents and which can be provided on a timely basis.

Limitations on the Effectiveness of Controls. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Part II - Other Information

Item I. Legal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law.  Eight of the shareholders (the “Claimants”) who sought appraisal rights

(the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer. and would be entitled to an additional approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, is scheduled to commence on or about November 10, 2008. The claimants are seeking sums substantially in excess of the Company’s good faith offer. The Company can not predict its liability if any, for sums in excess of the payment it has made to date.

In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and are not involved ion the proceeding described above. These shareholders would have received approximately 62,208 shares.

We are also involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

ITEM 1A. Risk Factors

During the nine months ended September 30, 2008, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the following:

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current financial crisis and therefore the potential for further deterioration in the general economic climate as well as the continued availability of favorable credit sources and the capital market conditions in general. We discuss in greater detail risk factors relating to our business in Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2008 annual meeting of stockholders was held on July 9, 2008. At such meeting, our stockholders elected two nominees for directors to serve for a three year term ending in 2011.

The following tables show the common stock votes cast with respect to the proposal identified above:

Election of Directors	For	Withheld Authority

Paul Cooper	6,226,162	173,045
David Jang	6,302,280	96,927
Francis J. Emmons	4,715,121	-0-
Anthony Palumbo	4,715,121	-0-

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.

Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: November 14 , 2008	/s/ Jerome Cooper ------------------------------------- Jerome Cooper President and Chief Executive Officer and Chairman of the Board of Directors
Dated: November 14 , 2008	/s/ David J. Oplanich ------------------------------------- David J. Oplanich Chief Financial Officer