Form 10-K
period 2008-12-31
GTJ REIT, Inc.
filed 2009-03-31
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________________

Commission file number: 0001368757

GTJ REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-5188065
(state or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

444 Merrick Road, Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 881-3535

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                            Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                                                                                                          Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒or a Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                         Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 15, 2009, there were 13,472,281 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”) ; availability of capital; interest rates; our ability to service our debt; competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles; and policies and guidelines applicable to REITs; and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. The forward-looking statements are made as of the date of this Annual Report, and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

ITEM 1.	BUSINESS

Introduction

The use of the words “we”, “us” or “our” refers to GTJ REIT, Inc., a Maryland corporation, and its subsidiaries, except where the context otherwise requires.

We were incorporated in Maryland on June 23, 2006 as a blank check company and were formed to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”), for which corporations may be organized under Maryland General Corporation Law. We have focused primarily on the ownership and management of commercial real estate located in New York City and also have one property located near Hartford, Connecticut. In addition, we provide, through our non-REIT subsidiaries, outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California.

At March 29, 2007, we commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, we elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We have selected December 31 as our fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

At December 31, 2008, we owned seven properties containing a total of approximately 561,000 square feet of leasable area.

On July 24, 2006, we entered into an Agreement and Plan of Merger (the “Agreement”) by and between Triboro Coach Corp., a New York corporation (“Triboro”); Jamaica Central Railways, Inc., a New York corporation (“Jamaica”); Green Bus Lines, Inc., a New York corporation (“Green” and together with Triboro and Jamaica, collectively referred to as the “Bus Companies” and each referred to as a “Bus Company”); and Triboro Acquisition, Inc., a New York corporation (“Triboro Acquisition”); Jamaica Acquisition, Inc., a New York corporation (“Jamaica Acquisition”); and Green Acquisition, Inc., a New York corporation (“Green Acquisition” and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the “Acquisition Subsidiaries” and each referred to as an “Acquisition Subsidiary”). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization (“Reorganization”) of the ownership of the Bus Companies into the Company, with the surviving entities of the merger of the Bus Companies and the Acquisition Subsidiaries becoming our wholly-owned subsidiaries and the former shareholders of the Bus Companies becoming shareholders in our Company.

Under the terms of the Agreement, each issued and outstanding share of common stock of each of the Bus Companies immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of our common stock:

• Each share of Green common stock was converted into a right to receive 1,117.429975 shares of the Company’s common stock.
• Each share of Triboro common stock was converted into a right to receive 2,997.964137 shares of the Company’s common stock.
• Each share of Jamaica common stock was converted into a right to receive 195.001987 shares of the Company’s common stock.

We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis). A seventh property is leased to a commercial tenant, with the remainder of which is available for lease. There is an additional property of negligible size which is not rentable. In addition, we operate a group of outdoor maintenance businesses and until September 30, 2008, operated a paratransit business. There is also an insurance subsidiary which insured the former bus company operations, and is being wound down as cases are resolved.

Description of REIT Business

Our REIT business consists of the acquisition, ownership and management of real properties. We currently own seven rentable parcels of real property. For a description, please see “Portfolio of Real Properties”. We intend to develop a real property portfolio beyond these seven parcels.

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

Decisions relating to the purchase or sale of properties are made by our Board of Directors. Our Board of Directors is responsible for monitoring the administrative procedures, investment operations and performance of our company to ensure our policies are carried out. Our Board of Directors oversees our investment policies to determine that our policies are in the best interests of our stockholders. Stockholders have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our Board of Directors and may be changed at any time.

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

We intend to acquire properties with mortgage or other debt. We may also acquire properties for shares of our common stock. As to real properties purchased using our credit facility, we anticipate we will incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to restore funds borrowed under our credit facility.

We do not intend to incur aggregate indebtedness in excess of 75% of the gross fair market value of our real properties. Fair market value will be determined by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase satisfactory to our Board of Directors.

Considerations related to possible real property acquisitions

The following are some of the material considerations are evaluated by us in relation to potential purchases of real property:

•	geographic location and type;

•	construction quality and condition;

•	potential for capital appreciation;

•	the general credit quality of current and potential tenants;

•	the potential for rent increases;

•	the interest rate environment;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the real property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment under applicable federal, state and local tax and other laws and regulations.

We will not close the purchase of any property unless and until we obtain an environmental assessment, a Phase I review, for each real property purchased and are generally satisfied with the environmental status of the real property.

In determining whether to purchase a particular parcel of real property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the real property is not purchased, and is normally credited against the purchase price if the real property is purchased.

In purchasing real properties, we will be subject to risks, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.

For a more detailed description of risks relating to our real estate business, see Item 1A-”Risk Factors.”

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

Real property acquisition process

We intend to acquire real properties using newly formed wholly-owned subsidiaries. In addition to fee simple interests, we may acquire long-term ground leases. Other methods of acquiring a real property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a parcel of real property.

              We currently have a $72.5 million revolving line of credit with a financial institution, which we plan to use to facilitate our acquisition opportunities, with the intention of placing permanent financing on the acquired property at a later date and restoring our revolving line of credit with the proceeds. We believe our line of credit will allow us to secure acquisition contracts faster after we identify a strategic property, and will be an attractive feature of our bids to sellers seeking to complete a sale quickly. As of March 15, 2009, we have approximately $43.2 million outstanding under our line of credit.

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

If remodeling is required prior to the purchase of a real property, we would anticipate paying a negotiated maximum amount either upon completion or in installments commencing prior to completion. Such amount would be based on the estimated cost of such remodeling. In such instances, we would also have the right to review the seller’s books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, an adjustment in purchase price may be negotiated.

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

When incurring secured debt, we will seek to incur nonrecourse indebtedness, which means that the lenders’ rights in the event of our default generally will be limited to foreclosure on the property that secured the obligation, but we may have to accept recourse financing, where we remain liable for any shortfall between the debt and the proceeds of sale of the mortgaged real property. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our Board of Directors determines it to be in our best interest.

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

When appropriate to minimize our tax liabilities, we may structure the sale of a real property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general policy will be to reinvest in additional real properties proceeds from the sale, financing, refinancing or other disposition of our real properties that represent our initial investment in such real property or, secondarily, to use such proceeds for the maintenance or repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing and refinancing proceeds is to increase the total value of real estate assets that we own, and the cash flow derived from such assets to pay distributions to our stockholders.

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

A real property may be sold before the end of the planned holding period if:

•	in the judgment of our Board of Directors, the value of a property may decline;

•	an opportunity has arisen to improve other or acquire properties;

•	we can increase cash flow through the disposition of the property; or

•	in our judgment, the sale of the property is otherwise in our best interest.

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

We do not intend to sell the real properties we acquired from the Bus Companies for a period of 10 years after we made our REIT election, which is, July, 2017. Under current tax law, if real property acquired is sold within such 10 year period, we would be taxed on the gain from the sale of such real property in the hands of the Bus Companies, and a distribution of any of the profits would be taxed to the stockholder as a dividend. This would subject the proceeds of such sale to double taxation meaning taxation both at the corporate and stockholder level.

Purchases of Leases

To the extent consistent with our REIT status, we may acquire long-term ground leases, or master leases for real property which we could then sublet as determined by our Board of Directors.

Making loans and investments in mortgages

We do not plan to make loans to other entities or persons unless secured by mortgages, although we may advance funds to our subsidiaries. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser. In addition to the appraisal, we will obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including the loans of our company, would exceed an amount equal to 75% of the fair market value of the property, unless we find substantial justification due to the presence of other underwriting criteria.

Investment in securities

We will not invest in equity securities of another entity, other than a wholly-owned subsidiary, directly or indirectly, unless our Board of Directors approves the investment as part of a real property investment. We may purchase our own securities if the Board of Directors determines such purchase to be in our best interests. We may in the future acquire some, all or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and REIT qualification requirements. There are no limitations on the amount or percentage of our total assets that may be invested in any one issuer, other than those imposed by the gross income and asset tests that we must satisfy to qualify as a REIT. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act of 1940, and we would intend to divest securities before any registration would be required.

Changes in our investment objectives

Subject to the limitations in our charter, our bylaws and the Maryland General Corporation Law (“MGCL”), our business and policies will be controlled by our Board of Directors. Our Board of Directors has

the right to establish policies concerning investments and the right, power and obligation to monitor our procedures, investment operations and performance of our company. Thus, stockholders must be aware that the Board of Directors, acting consistently with our organizational documents, applicable law and their fiduciary obligations, may elect to modify our objectives and policies from time to time.

Distribution policy

We cannot assure you that we will make distributions. In order to continue to qualify as a REIT for federal income tax purposes, we are required, among other things, to distribute each taxable year at least 90% of our net REIT income, other than net capital gains, but we may be unable to do so.

We have a policy of making distributions on a quarterly basis. We will seek to avoid, to the extent possible, the fluctuations in distributions that might result if distribution payments were based solely on actual cash received during the distribution period. To implement this policy, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our Board of Directors. Our ability to maintain this policy will depend upon among, other things, the availability of cash and applicable requirements for qualification as a REIT under the federal income tax laws. Therefore, we cannot assure you that there will be cash available to pay distributions or that distributions will not fluctuate. If cash available for distribution is insufficient to pay distributions to you as a stockholder, we may obtain the necessary funds by borrowing, issuing new securities or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

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

One Time Earnings and Profits Distribution

On August 20, 2007, our Board of Directors declared a onetime special distribution of accumulated earnings and profits on our common stock of $6.40 per share, payable in cash and in common stock. For the purposes of the special distribution, our common stock was valued at $11.14. The special distribution totaled approximately $62.1 million. The holders of our shares of common stock as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of our shares and/or cash the Holders wished to receive as such Holders’ respective portion of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution may not be in the proportion of cash and shares they elected, but could be based on a pro ration of the available cash after all elections (ie: not on a first come-first served basis). In October 2007, we paid or accrued approximately $20.0 million in cash and issued 3,775,400 of our shares, valued at approximately $42.1 million, to our stockholders in connection with the special distribution.

Portfolio of Real Properties

                165-25 147th Avenue. 165-25 147th Avenue, Jamaica, New York (the “147th Avenue Property”) is owned in fee simple. The 147th Avenue Property consists of a 151,068 square foot industrial building located on 6.567 acres. The 147th Avenue Property is comprised of three parcels. The main parcel contains an entire block which is bordered by Rockaway Boulevard to the South, 167th Avenue to the North, 146th Avenue to the West and 147th Avenue to the East. A second parcel is located on the SE corner of 147th Avenue and 167th Street and a third parcel is located on the NE corner of 147th Avenue and 167th Street. The real property is leased to

New York City as a bus depot for an initial term of twenty-one years with a first year rent of approximately $2.8 million which rent escalates to a 21st year rent of approximately $4.1 million. Rent continues to escalate during the following two fourteen year extension terms.

              49-19 Rockaway Beach Boulevard. 49-19 Rockaway Beach Boulevard, Queens, New York (the “Rockaway Beach Property”) is owned in fee simple. The Rockaway Beach Property consists of a 28,790 square foot industrial building on 3.026 acres. The Rockaway Beach Property is located on both the north and south side of Rockaway Beach Boulevard. One parcel is located on the South side of Rockaway Beach Boulevard between Beach 47th and Beach 49th Street. This parcel is developed with a 28,790 square foot industrial building. The second parcel which is comprised of six contiguous tax lots is located on the North side of Rockaway Beach Boulevard between Beach 49th Street and Beach 50th Street. The Rockaway Beach property has been leased to New York City as a bus depot for an initial term of 21 years with a first year rent of approximately $0.6 million escalating over the term to a 21st year rent of approximately $0.9 million. The rent escalates during the following two fourteen year extension terms.

            85-01 24th Avenue. 85-01 24th Avenue, East Elmhurst, New York (the “24th Avenue Property”) is owned in fee simple. The 24th Avenue Property consists of a 118,430 square foot industrial building on 6.432 acres. The 24thAvenue Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 85th Street to the West and 87th Street to the East in East Elmhurst, New York. The 24th Avenue Property has been leased to New York City as a bus depot for an initial term of 21 years, with a first year rent of approximately $2.6 million escalating during the term to a 21st year rent of approximately $3.8 million. The rent escalates during the two fourteen year extension terms.

               114-15 Guy Brewer Boulevard. 114-15 Guy Brewer Boulevard, Jamaica, New York (the “Guy Brewer Property”) is owned in fee simple. The Guy Brewer Property consists of a 75,800 square foot industrial building on 4.616 acres. The Guy Brewer Property is located on the NE corner of 115th Avenue and Guy Brewer Boulevard in Jamaica, New York. The Guy Brewer Property has been leased to New York City as a bus depot for an initial term of twenty one years with a first year rent of approximately $1.5 million escalating to a 21st year rent of approximately $2.2 million. Escalations continue during the following two fourteen year renewal terms.

612 Wortman Avenue. 612 Wortman Avenue, Brooklyn, New York (the “Wortman Avenue Property”) is owned in fee simple. The Wortman Avenue Property consists of an industrial building of 27,250 square feet located on 10.389 acres. The Wortman Avenue Property is located along the entire block front surrounded by Wortman Avenue to the North, Cozine Avenue to the Sourth, Fountain Avenue to the East and Montauk Avenue to the West. An additional parcel made up of three tax lots is located along the entire block front bordered by Cozine Avenue, Milford Avenue, Flatlands Avenue and Logan Street. The Wortman Avenue Property is primarily leased to Varsity Bus Co., Inc. (“Varsity Bus”) as a bus depot, which purchased certain bus routes and buses from the Bus Companies in 2003 (see “Related Party Transactions”). Varsity has occupied a portion of the Wortman Avenue Property since 2003 based on an oral agreement, and has now entered into a written lease related to its tenancy. Under the lease, Varsity is leasing 195,813 square feet of outdoor parking and approximately 11,852 square feet of indoor maintenance and office space for $231,800 per year from September 2005 to January 2006 and for $311,800 per year from February 2006 to August 2006, increasing by the cost of living index from September 2006 to August 2010, when the term ends. Varsity also pays a 60% share of utility and building maintenance costs. Varsity has the right to terminate the term on six months’ notice at an earlier date. Varsity also has the right to lease the space for up to four–five year consecutive extension terms after 2010 at a rental rate equal to 90% of then fair market value at the beginning of the first extension term, with rent for following years at a compounding of annual CPI index increases. The balance of the Wortman Avenue Property was occupied by Transit Facility Management, Inc. (“TFM”), a subsidiary of the Company, as a bus depot through September 30, 2008, at which time TFM’s operations were discontinued. We are presently seeking a tenant for the portion of this property which was occupied by TFM.

              23-85 87th Street. 23-85 87th Street, East Elmhurst, New York (the “87th Street Property”) is owned in fee simple. The 87th Street Property consists of a 52,020 square foot industrial building on 7.016 acres. The 87th Street Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 87th Street to the West and 89th Street to the East in East Elmhurst, New York. The 87th Street Property is leased to Avis Rent-A-Car Systems, Inc. as an automobile leasing and maintenance depot under a lease dated October 31, 2003 with a term ending October 31, 2023, with a base rent of approximately $1.8 million per year. For the sixth, eleventh and sixteenth years, the base rent will be increased by the greater of 105% of the immediately preceding base rent or the cumulative cost of living index increase for the preceding five years but not in excess of 115% of the immediately preceding base rent. The initial base rent had been reduced to approximately $1.5 million per year until the property was rezoned (which occurred in 2008). As a result of the rezoning, the base rent was increased to approximately $1.8 million per year plus an adjustment tied into the increase in the Consumer Price Index (“CPI”) pursuant to the lease.

8 Farm Springs Road. 8 Farm Springs Road, Farmington, Connecticut (the “Farm Springs Property”) is owned in fee simple. The Farm Springs Property consists of a 107,654 square foot office building on approximately 10.53 acres. The Farm Springs Property has been leased to the Hartford Insurance Company as a an office building for a term of 10 years with current annual rent of approximately $2.2 million escalating to approximately $2.3 million in 2012, in which year the lease expires.

No plans for renovation or improvement

Our real properties except for the 87th Street Property and the Farm Spring Property, are used as bus depots. We have no plans or obligations to renovate or further develop any of our real properties.

Financing

On July 2, 2007, we and certain subsidiaries (the “Borrowers”) entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”) with ING USA Annuity And Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders are providing multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. Interest on the loan is paid monthly. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010 unless otherwise extended or renewed.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (iii) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Company pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc., (ii) Green Acquisition, Inc. pledged its 100% ownership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition, Inc. pledged its 100% ownership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition, Inc. pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. We had assigned our interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. The $1.0 million loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively.

In addition to customary non-financial covenants, the Borrowers are obligated to comply with certain financial covenants. As of December 31, 2008, we are in compliance with our non-financial and financial covenants.  As of March 15, 2009, we had an outstanding balance of approximately $43.2 million under the Loan Agreement.

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

Occupancy

With the exception of the Wortman Avenue Property, our real properties are fully occupied. New York City is the sole tenant of four of the real properties, (147th Avenue Property, Rockaway Beach Property, 24th Avenue Property and Guy Brewer Property) Avis Rent A Car is the sole tenant of the fifth real property (87th Property), Varsity Bus is the majority tenant of the sixth real property (Wortman Avenue Property), the balance of which is available for lease, and Hartford Life Insurance is the sole tenant of the seventh property (Farm Springs Property). The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operation. TFM which occupied a portion of the Wortman Avenue Property ceased operations as of September 30, 2008. We are presently searching for a tenant to occupy the space formally occupied by TFM.

Expiration of Our Leases

The New York City leases expire in 2026 and 2027. The Avis Rent A Car lease expires in 2023. The Hartford lease which represents approximately 19% of our building space, approximately 22% of our land and approximately 19% of our gross rental income expires in 2012. The Varsity Bus lease expires in 2010 and represents approximately 9% of our building space, 15% of our land and approximately 3% of our gross rental income. TFM’s usage of its portion of the Wortman Avenue Property ended as of September 30, 2008. Since TFM was our subsidiary, it did not pay rent. We are currently seeking to lease this newly-vacant space to a third party.

Depreciation

The following table provides information on tax depreciation of our real property:

	Tax Basis	Depreciation Method	Remaining Life
147th Street Property and Rockaway Beach Property	$3,124,389	MACRS	19 years
24th Avenue Property	$1,576,053	MACRS	19 years
Guy Brewer Property	$2,206,393	MACRS	19 years
Wortman Avenue Property and 87th Street Property	$3,837,667	MACRS	19 years
Farm Springs Property	$22,678,682	MACRS	38 years

Certain Rental Data

The following table sets forth certain rental data of our real property. It should be noted that rentals include outdoor parking and indoor maintenance and office space. For purposes of the following, aggregate rent is divided by aggregate square footage used, since the leases do not differentiate between outdoor parking and indoor maintenance and office space. No data prior to 2006 is provided for the real properties leased to New York City since before then, the same were used by the Bus Companies for their bus operations. No data prior to 2003 is provided for the 87th Street Property and Wortman Avenue Property, since before then, the same were used by the Bus Companies for their operations.

	Rental Per Square Foot For 2008
	Building	Land
147th Avenue Property (New York City)	$18.50	$9.77
Rockaway Beach Property (New York City)	$21.01	$4.59
24th Avenue Property (New York City)	$21.83	$9.23
Guy Brewer Property (New York City)	$19.99	$7.53
Wortman Avenue Property (Varsity Bus lease only)	$12.85	$0.77
87th Street Property (Avis Rent A Car)	$35.47	$6.04
Farm Springs Property (Hartford Insurance)	$20.48	$4.80

Environmental Matters

Our real property, except for the Farm Springs Property, has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby we have committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study.

The engineering report which has an estimated cost range of approximately $1.4 million to $2.6 million was included which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasability study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.

As of December 31, 2008 and 2007, we have recorded a liability of approximately $1.6 million and $1.0 million, respectively related to the Study as disclosed in the engineering report. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

Our tenants are responsible for environmental conditions which occur during their tenancies, based on the terms of their respective leases.

Competition for Additional Real Properties

Our real property operations are subject to normal competition with other investors to acquire real property and to profitably manage such real property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with us in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than us. Since our real properties are leased under long-term lease arrangements that are not due to expire in the next twelve months, except for a portion of the Wortman Avenue Property, we do not currently face any immediate competitive re-leasing pressures.

Employees

Our executive offices are located at 444 Merrick Road, Lynbrook, New York. We have four employees involved on a full time or part time basis with respect to our REIT operations.  We believe that our relationship with such employees is good.

Outdoor Maintenance Operations

We, through our wholly-owned subsidiary, Shelter Express Corp., operate a group of outdoor maintenance businesses and until September 30, 2008, operated a paratransit business. These are not REIT subsidiaries and are taxed as ordinary businesses. The majority of these operations are based in the New York metropolitan area, with additional operations based in the Los Angeles, California and Phoenix, Arizona metropolitan areas. This group also includes a number of other subsidiaries which are inactive and have little or no assets. The active subsidiaries are described below.

New York metropolitan area operations

These operations include MetroClean Express Corp. (“MetroClean”), Shelter Express Corp. (“Shelter Express”), Shelter Electric Maintenance Corp. (“Shelter Electric”), and Transit Facility Management Corp. (“TFM”).

MetroClean

MetroClean was founded in 1998 and has two major divisions, the outdoor advertising service division and the traffic control services division.

The outdoor advertising service division provides services to outdoor advertising agencies for which we install and maintain bus shelters, urban panels, banners, murals, kiosks, automated pay toilets, video screens and information centers. The work provided under these contracts is for the installation and maintenance of these structures, as well as the posting of advertisements in our customers’ illuminated and non-illuminated display boxes.

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

               Shelter Express

In 2006, a new contract was awarded by New York City to Cemusa USA (“Cemusa”), a Spanish corporation currently doing business in Miami, Boston and San Antonio. Under the contract, Cemusa is expected to replace the existing 3,200 New York City bus shelters, install over 330 newsstands and construct 20 automated pay toilets. On June 26, 2006, Shelter Express entered into an agreement with Cemusa to provide labor, equipment and supervision to service existing bus shelters throughout New York City. During the term, Shelter Express will maintain all shelters existing at the beginning of the term which are not subsequently removed. Removals are expected to begin in year 3 of the term and will be carried out for Cemusa by Shelter Express. Shelter Express is negotiating with Cemusa for the installation and maintenance of replacement shelters. There can be no assurance this latter agreement will be entered into, and Shelter Express does not believe a failure to enter into the same will be materially adverse to its present business.

Shelter Electric

Shelter Electric is a licensed electrical contractor which provides support services for the activities of MetroClean Express and Shelter Express and services other customers. Based on the growth and development of outdoor furniture advertising, Shelter Electric clients now also include Clear Channel Outdoor for electrification of bus shelters in Westchester County, New York and wall hangings in malls and various outdoor kiosks and furniture and CBS Outdoor for urban panels.

Los Angeles metropolitan area operations

Shelter Clean, Inc. is based in Los Angeles, California. Shelter Clean, Inc. was established in 2000 and provides support services for outdoor furniture advertisements to advertising agencies. Shelter Clean also engages in the installation, maintenance, posting repair and cleaning of bus shelters, kiosks and other related structures where additional displays are located. Shelter Clean’s major contracts at the present time are with CBS Outdoor, JC DeCaux Outdoor, Van Wagner Outdoor, Orange County Transit Authority and the City of Los Angeles Department of Transportation. As part of its services Shelter Clean provides its customers with site selection and marking, permit acquisition and execution, sub-contractor liaison, assembly and installation, record keeping, cost analysis and inventory control. Its services include cleaning, trash containment, damage repair, graffiti removal, glass replacement, lighting repair and repainting.

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

Transit Facility Management

TFM was one of several private paratransit bus companies in New York City under contract to the Metropolitan Transit Authority as part of the joint plan between the Metropolitan Transit Authority and the New York City Department of Transportation to provide paratransit service. This service is provided by the Metropolitan Transportation Authority to comply with the Americans with Disabilities Act of 1990. TFM began operating paratransit service in  October  2001,  providing door-to-door public transportation service to people with disabilities unable to use conventional public transit services. The routes held by TFM included transit services in each of the five boroughs of New York City.

Starting with a fleet of 50 vans in 2001, TFM once operated 95 vans and 5 sedans with approximately 208,000 service vehicle hours and carrying 303,000 passengers annually. The vans were purchased by the New York City Transit Authority and provided without charge to TFM. These vehicles provided seating capacity for 7 passengers and availability of up to three wheelchair passengers.

As of September 30, 2008, TFM discontinued its operations.

Employees

As of March 1, 2009, Shelter Express, MetroClean and Shelter Electric had a total of 190 employees, 153 of whom are union members; Shelter Clean, Inc. (California) had 94 employees, none of whom are union members; Shelter Clean of Arizona, Inc. had 43 employees, none of whom are union members. The union agreements expire on June 30, 2009 for Shelter Electric while Shelter Express and Metro Clean union agreements expire on June 30, 2010. We consider our relations with these employees to be good.

Litigation

The outdoor maintenance and discontinued paratransit businesses are presently not parties to any litigation except litigation in the ordinary course of their business, carrying no material liabilities for such businesses.

Competition

Each of the outdoor maintenance businesses faces substantial competition in its respective market. Competition is based on price and level of service. These companies compete with companies with greater financial and physical resources, including greater numbers of vehicles and other equipment. We believe that our outdoor services operations are significant in each market in which it operates as a percentage of all such services in the market.

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

Costs of Government Environmental Regulation and Private Litigation.

Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have to arrange for the disposal or treatment of hazardous or toxic substances.

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

ITEM 1A.                                                               RISK FACTORS

           You should carefully consider the specific factors listed below, together with the cautionary statement under the caption “Cautionary Statement Regarding Forward Looking Statements” and the other information included in this Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, a stockholder may lose all or part of any investment in our common stock.

Risks Related to our Organization and Structure

Our company has a very limited operating history as a REIT, which makes our future performance and the performance of your investment difficult to predict.

Our company was incorporated on June 23, 2006 and effective July 1, 2007 elected to be treated as a REIT under the Code. We have a very limited operating history as a REIT. Therefore, our future performance and the performance of an investment in our common stock cannot be predicted at this time.

Our failure to qualify as a REIT would subject us to corporate level income tax, which would materially impact funds available for distribution.

We intend to operate in a manner so as to qualify as a REIT. Qualifying as a REIT will require us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, you should be aware that while we intend to qualify as a REIT, it may not be possible at this early stage to assess our ability to satisfy these various tests on a continuing basis. Therefore, we cannot assure you that our company will in fact qualify as a REIT or remain qualified as a REIT.

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

In addition, even if we qualify as a REIT in any year, we would still be subject to federal taxation on certain types of income. For example, we would be subject to federal income taxation on the net income earned by our “taxable REIT subsidiaries”, that is, our corporate subsidiaries with respect to which elections are made to treat the same as separate, taxable subsidiaries, presently including our outdoor maintenance businesses.

We may have to spin off our taxable REIT subsidiaries, which would reduce our value.

On a going forward basis, at least 75% of our assets must be those which may be held by REITs. Our outdoor maintenance business assets, and any other assets we may add to that group, are not qualified to be held directly by a REIT. Accordingly, we may be required, in the future, to spin off these businesses in order to protect our status as a REIT. If we do so, we may be distributing a significant portion of our assets, which could materially and adversely affect the value of our common stock. It should be noted, however, that such distribution would be made to the then holders of our common stock.

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

Our real property, particularly those we may purchase in the future, will be subject to varying degrees of risk that generally arise from such ownership. The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability or unwillingness to do so may be impacted by employment and other constraints on their finances, including debts, purchases and other factors. Additionally, the ability of commercial tenants of commercial properties would depend upon their ability to generate income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and consequently would substantially reduce both our income from operations and our ability to make distributions to you. These changes include, among others, the following:

•	changes in national, regional or local economic conditions;

•	changes in local market conditions; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes or others, tenants may be unable to make their lease payments. A default by a tenant, the failure of a tenant’s guarantor to fulfill its obligations or other premature termination of a lease could, depending upon the size of the leased premises and our ability to successfully find a substitute tenant, have a materially adverse effect on our revenues and the value of our common stock or our cash available for distribution to our stockholders.

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

Generally our real properties have activity regarding removal and replacement of underground storage tanks and soil removal. Upon removal of the old tanks, any soil found to be unacceptable was heated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place. Closures of existing New York State Department of Environmental Control spill numbers may be warranted if it can be shown that the remaining degree of impact is non threatening and within acceptable levels. Each of the properties is in a commercial zone and is still used as a transit depot including maintenance of vehicles. We can not assess what further liability may arise from these sites.

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

Our outdoor maintenance businesses depend on large direct or indirect municipal contracts, which are subject to the conduct of customers and municipalities and require substantial capital, which may be difficult to obtain.

We operate several outdoor maintenance businesses focused on bus shelters, bill board advertising displays and outdoor construction and maintenance support. Much of this business is related to large contracts between our customers and various municipalities. The loss by our customers of one or more of those contracts would have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risks related to additional investment, the capital may have to be funded by borrowing or asset sales since funding from our REIT operations is not likely, increasing the cost of such capital.

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

Prospective stockholders should understand that our common stock, is illiquid, and they must be prepared to hold their shares of common stock for an indefinite length of time. There has been no public market for our common stock, and initially we do not expect a market to develop. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While our Board of Directors may attempt to cause our common stock to be listed or quoted in the future, there can be no assurance that this event will occur. Accordingly, stockholders will find it difficult to resell their shares of common stock. Thus, our common stock should be considered a long-term investment. In addition, there are restrictions on the transfer of our common stock. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons at all times and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals and certain entities at all times. Our charter provides that no person may own more than 9.9% of the issued and outstanding shares of our common stock. Any attempted ownership of our shares that would result in a violation of one or more of these limits will result in such shares being transferred to an “excess share trust” so that such shares will be disposed of in a manner consistent with the REIT ownership requirements. In addition, any attempted transfer of our shares that would cause us to be beneficially owned by less than 100 persons will be void ab initio (i.e., the attempted transfer will be considered to never have occurred).

Our stockholders’ interests may be diluted by issuances under our 2007 Incentive Award Plan and other common stock issuances, which could result in lower returns to our stockholders.

We have adopted the 2007 Incentive Award Plan, under which 1,000,000 shares of common stock are reserved for issuance, and under which we may grant stock options, restricted stock and other performance awards to our officers, employees, consultants and independent directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders’ investments.

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

Federal income tax and regulatory requirements

The requirement to distribute at least 90% of our net income may require us to incur debt, sell assets or issue additional securities for cash, which would increase the risks associated with your investment.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our net income, other than any net capital gains. To the extent that we distribute at least 90% but less than 100% of our net income in a calendar year, we will incur no federal corporate income tax on our distributed net income, but will incur a federal corporate income tax on any undistributed amounts. In addition, we will incur a 4% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal income tax law. We intend to distribute at least 90% of our net income to our stockholders each year so that we will satisfy the distribution requirement and avoid the 4% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. That timing difference could require us to borrow funds or raise additional capital to meet the distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. In case we don’t distribute 100% of our net income, we will be subject to taxation at the REIT level on the amount of undistributed net income and to the extent we distribute such amount, you will be subject to taxation on it at the stockholder level.

The minimum distribution requirements for REIT’s may require us to borrow, sell assets or issue additional securities for cash to make required distributions, which would increase the risks associated with your investment in our company.

Under existing tax law, we would be taxed at the corporate level if, within 10 years of our election to be taxed as a REIT, we sell any real property acquired in the Reorganization in a taxable transaction. For that reason, we presently intend to hold such real property for at least 10 years from our election to be taxed as a REIT. This policy would eliminate a sale as a way to obtain liquidity and would prevent a sale which would otherwise be made to take advantage of favorable market conditions.

Distributions may include a return of capital, or an amount which would be taxable as a capital gain to our stockholders.

Distributions payable to stockholders may include a return of capital, as distinct from a return on capital. To the extent that our distributions exceed our undistributed earnings and profits, such amounts will constitute a return of capital for federal income tax purposes, to the extent of a stockholder’s basis in the stock, and thereafter will constitute capital gain. We borrowed approximately $20.0 million to make a portion of the $20.0 million cash payment as part of the one-time special distribution of earnings and profits. In addition, we may be required, in the future to borrow to make all or a portion of the distribution of real property related income required to retain its status as a REIT, or in the alternative, to sell equity securities to obtain funds for such purpose.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess and attest to the effectiveness of our internal control over financial reporting and, beginning in the fiscal year ending December 31, 2009, will require our independent registered public accounting firm to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. We may not receive an unqualified opinion from our independent registered public accounting firm with regard to our internal control over financial reporting.

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

We have incurred and plan to incur mortgage and other indebtedness, which could result in material damage to our business if there is a default.

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

Joint venture investments may involve risks not present in a direct acquisition, including, for example:

•	the risk that our co-venturer or partner in an investment might become bankrupt;

•	the risk that such co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with our business interests or goals; or

•

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

We are required to distribute at least 90% of our net income, excluding net capital gains to our stockholders in each taxable year. However, depending on the size of our operations, we will require a minimum amount of capital to fund our daily operations. In addition, we may require working capital for our outdoor maintenance businesses. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of your investment in our company.

In addition, in October, 2007, we utilized approximately $20.0 million from our ING loan facility in connection with our distribution of undistributed historical earnings and profits to our stockholders.

As we incur indebtedness which may be needed for operations, we increase the expenses of our operations, which could result in a decrease in cash available for distribution to our stockholders.

The risk associated with your ownership of our common stock depends upon, among other factors, the amount of debt we incur. We have incurred and intend to incur additional indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90% of our net income, excluding net capital gains, to our stockholders in each taxable year. Borrowing increases our business risks.

Debt service increases the expense of operations since we will be responsible for retiring the debt and paying the attendant interest, which may result in decreased cash available for distribution to you as a stockholder. In the event the fair market value of our properties was to increase, we could incur more debt without a commensurate increase in cash flow to service the debt. In addition, our Board of Directors can change our policy relating to the incurrence of debt at any time without stockholder approval.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

Global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.

We have incurred and will incur indebtedness secured by our properties, which may subject our properties to foreclosure in the event of a default.

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

The United States is presently experiencing a significant reduction in available credit. When we acquire real property using our revolving credit facility, we plan to refinance the same with permanent mortgage lending on the real property. If due to a lending contraction we are unable to find such financing with terms acceptable to us, we would be unable to restore the borrowings made under our revolving credit facility and we would be limited in further acquirements of real property. At the present time, we have approximately $30.0 million available for such purpose under our revolving credit facility.

We might not be able to replace or extend our credit facility when it matures in July 2010. Recent disruptions in the credit markets could adversely affect our ability to access funds under our credit facility or any replacement credit facility.

Our credit facility has a term that expires in July 2010. We plan to seek to put in place a new revolving credit facility in advance of the expiration of the current facility. At this time, it is difficult to forecast the future state of the credit market. If, because of our indebtedness, the level of our cash flows, lenders’ perceptions of our creditworthiness, or for other reasons, we are unable to renew, replace or extend our credit facility on terms attractive to us, or to arrange for alternative financing, we might be required to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged, if such financing is available on acceptable terms, or at all. Such measures could include deferring new property acquisitions or other capital expenditures, dispositions of one or more assets on unfavorable terms and further reducing or eliminating future cash dividend payments or other discretionary uses of cash, or other, more severe actions.

Also, disruptions in the credit markets and uncertainty in the U.S. economy could adversely affect one or more lenders that currently participate in our credit facility, could cause them to elect not to participate in any new credit facility we might seek, or could cause other banks that are not currently participants in the credit facility to be unwilling or unable to participate in any such new facility. Our access to funds under the current credit facility or any future facility is dependent on the ability of the banks that are currently, or other banks that might in the future be, parties to the current or any replacement facility to meet their funding commitments. These banks might have incurred losses or might now have reduced capital reserves. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity, banks that are parties to the credit facility (or any banks that become parties in the future) could fail or refuse to honor their legal commitments and obligations under the credit facility, including by not extending credit up to the maximum amount permitted by the credit facility and/or by not honoring their loan commitments at all. Current or prospective future bank participants could also elect not to participate in any renewal or replacement of the credit facility. If we were unable to draw funds under our credit facility because of a lender default or failure, or if we were unable to enter into a new credit facility with current or prospective other lenders, and we were unable to obtain alternative cost-effective financing from other sources of unsecured or secured debt capital, our financial condition, results of operations, cash flow and our ability to make distributions to stockholders would be materially adversely affected.

Our ability to change policies without a stockholder vote

Our policies, including the limits on debt, may be changed or eliminated by our Board of Directors at any time without a vote of our stockholders.

Our policies, including policies intended to protect our stockholders and the policies described in this annual report with respect to acquisitions, financing, limitations on debt and investment limitations, have been determined by our Board of Directors and can be changed at any time without a vote of our stockholders or notice to you as a stockholder if our Board of Directors so determines in the exercise of its duties.

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

Our charter limits the beneficial and constructive ownership of our capital stock by any single stockholder to 9.9% of the number of outstanding shares of each class or series of our stock including our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits the beneficial or constructive ownership of our capital stock by any stockholder that would result in (1) our capital stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our capital stock, applying broad attribution rules imposed by the federal tax laws, (3) our company otherwise failing to qualify as a REIT for federal tax purposes. In addition, any attempted transfer of our capital stock that would result in the Company being beneficially owned by less than 100 persons will be void ab initio (i.e., such transfer will be considered to never have happened). If you acquire shares in excess of the ownership limits or in violation of the ownership limitations, we:

•	will consider the transfer (in whole or part) to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions to you with respect to those excess shares;

•	will not recognize your voting rights for those excess shares; and

•	will consider the excess shares held in trust for the benefit of a charitable beneficiary.

If such shares are transferred to a trust for the benefit of a charitable beneficiary, you will be paid for such excess shares a price per share equal to the lesser of the price you paid or the “market price” of our stock. Unless shares of our common stock are then traded on a national securities exchange or quoted on a national market system, the market price of such shares will be a price determined by our Board of Directors in good faith. If shares of our common stock are traded on a national securities exchange or quoted on a national market system, the market price will be the average of the last sales prices or the average of the last bid and ask prices for the date of determination.

If you acquire our common stock in violation of the ownership limits or the restrictions on transfer described above:

•	you may lose your power to dispose of the stock;

•	you may not recognize profit from the sale of such stock if the “market price” of the stock increases; and

•	you may incur a loss from the sale of such stock if the “market price” decreases.

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

Our ability to issue preferred stock and other securities without your approval also could deter or prevent someone from acquiring our company. Our charter authorizes our Board of Directors to issue up to ten million shares of preferred stock. Our Board of Directors may establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock designed to prevent, or with the effect of preventing, someone from acquiring control of our company.

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

We presently have an eight person Board of Directors. Each director has or will have a three year term, and only approximately one-third of the directors will stand for election each year. Accordingly, in order to change a majority of our Board of Directors, a third party would have to wage a successful proxy contest in two successive years, which is a situation that may deter proxy contests.

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

None.

ITEM 2.      PROPERTIES

Portfolio of Real Estate Investments

The following table sets forth information relating to each of our real estate investments in addition to the specific mortgages encumbering the properties:

Portfolio of Real Properties as of March 15, 2009:
Property and Location	Year Acquired	Leasable space – approximate sq. ft.	Average Annual Occupancy Rate	Total Annualized Rents Based on Occupancy $(000)	Mortgage Balance $(000)	Depreciated Cost of Land, Buildings & Equipment $(000)

147th Avenue Property, Jamaica, NY	A	Building 151,068 Land 286,057	100%	$2,800	$1,000 B	$ 895

Rockaway Beach Property, Queens, NY	A	Building 28,790 Land 131,802	100%	$600	$1,000 B	$ 184

24th Avenue Property, Elmhurst, NY	A	Building 118,430 Land 280,180	100%	$2,600	$1,000 B	$39,002

Guy Brewer Property, Jamaica, NY	A	Building 75,800 Land 201,078	100%	$1,500	$1,000 B	$23,106

Wortman Avenue Property, Brooklyn, NY	A	Building 27,250 Land 452,535	100%C	$335	$0	$14,453

87th Street Property, East Elmhurst, NY	A	Building 52,020 Land 309,142	100%	$2,100	$0	$9,024

Farm Springs Property, Hartford, CT	2008	Building 107,654 Land 458,687	100%	$2,200	$0	$19,123

A.	Acquired by the Company in 2007 upon the consummation of the Reorganization. The Bus Companies acquired these properties from 10 to 70 years ago.

B .   These properties are all subject to a mortgage to ING in the principal amount of $1,000,000.

C.   As of September 30, 2008, the portion of space that was leased by TFM is available for lease.

For additional information about our portfolio of real estate investments, see Item 1 – Business-Portfolio of Real Properties.

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

Real Property Used By Us in Our Businesses

The real properties used by us for the day to day conduct of our business are as follows (all of which are leased):

Location	Square Footage/ Facility	Monthly Rent/ Expiration	Purpose

Lynbrook, NY	7,000 office	$16,713 / 8/31/10	Executive Offices
Long Island City, NY	14,000 building on 50,000 lot	$16,667 / monthly	Shelter Express Corp, MetroClean New York, Shelter Electric Corp.
Long Island City, NY	6,000 lot	$4,000 / 1/31/10	Shelter Electric Corp.
New Rochelle, NY	13,000 building and land	$6,382.57 / 7/31/13	MetroClean Express Corp New York
Phoenix, AZ	6,200 building on 20,478 lot	$3,200 / 4/30/09	Shelter Clean of Arizona, Inc.
Burbank, CA	10,000 building on 20,000 lot	$10,000/4/30/10	Shelter Clean, Inc.
Sun Valley, CA	20,038 building on 39,460 lot	$15,000 / 6/30/15	Shelter Clean, Inc.
Signal Hill, CA	6,256 building on 20,250 lot	$5,000 / 6/30/10	Shelter Clean, Inc.

ITEM 3.      LEGAL PROCEEDINGS

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. In March 2008, certain pre-trial discovery was ordered by the Court and provided by the Bus Companies. A hearing was held on the petition which was completed in January 2009. The Court has ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition.

Collectively, the Claimants have been paid $1,351,120 pursuant to the Registrant’s good faith offer. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. The Registrant’s ultimate liability cannot presently be determined. The Registrant is vigorously defending the action. In addition, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer. These shareholders would have received approximately 62,208 shares.

In addition to the above, we are involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Registrant’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

There is no public market for our common stock, and we do not expect a market to develop in the near future. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system in any established market either immediately or at any definite time in the future. Therefore, it is likely that a stockholder may not be able to sell such stockholder’s common stock at a time or price acceptable to the stockholder.

Outstanding Common Stock and Holders

As of March 15, 2009, we had 13,472,281 shares issued and outstanding, held by approximately 425 shareholders of record.

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. For the period July 1, 2007 (the date as of which we elected REIT status) to December 31, 2008, we declared aggregate distributions of $0.555, per share to our stockholders of record. This does not include a one-time special distribution of accumulated earnings and profits of $6.40 per share paid in October, 2007. The following table shows the declaration dates and the amounts distributed per share:

Declaration Date	Distribution Date	Amount Paid Per Share

September 30, 2007	October 15, 2007	$0.11
December 20, 2007	January 15, 2008	$0.105

March 31, 2008	April 15, 2008	$.10
May 19, 2008	July 15, 2008	$.08
September 17, 2008	October 15, 2008	$.08
December 31, 2008	January 15, 2009	$.08

Although we intend to continue to declare and pay quarterly dividends, no assurances can be made as to the amounts of any future payments. The declaration of any future dividends is within the discretion of the Board of Directors and will be dependent upon, among other things, our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of distributions are (i) the requirement of the Internal Revenue Code that a REIT distribute to shareholders at least 90% of its REIT taxable income, and (ii) the amount of available cash.

Equity Compensation Plan Information

We have reserved 1,000,000 shares of common stock for issuance under our 2007 Incentive Award Plan. The 2007 Incentive Award Plan was approved by our stockholders on February 7, 2008. We have not issued any shares of common stock nor have any options been exercised under this plan. See Item 11 of this Report Form 10-K for additional information regarding our 2007 Stock Incentive Plan.

The following information is provided as of December 31, 2008 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category
Equity compensation plans approved by security holders (1)	255,000	11.14	745,000
Equity compensation plans not approved by security holders	-	-	-
Total	255,000	11.14	745,000

(1)	This equity compensation is under the 2007 Stock Incentive Award Plan. The Plan was approved by stockholders on February 7, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not have a plan for the purchase of any shares of our common stock, and did not purchase any of the same in the year ended December 31, 2008.

ITEM 6.      SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the periods indicated are derived from our financial statements and the notes thereto both of which appear elsewhere in this annual report that have been audited by Weiser LLP, our independent registered public accounting firm. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and notes thereto.

Selected Financial Data
(in thousands, except per share data)

Year Ended December 31,	2008	2007	2006	2005	2004
Balance Sheet Data:
Total Assets	$ 142,623	$ 124,697	$ 23,942	$ 27,082	$ 27,397
Notes Payable and Credit Facility	$ 43,215	$ 20,000	$ -	$ -	$ -

Operating Data:
Total Revenues	$ 41,358	$ 33,535	$ 3,908	$ -	$ -
Total Expenses	$ 35,208	$ 26,027	$ 940	$ 317	$ 332
Income from Continuing Operations	$ 3,453	$ 6,592	$ 1,551	$ 389	$ 63

Per Share Data:
Income from Continuing Operations Basic and Diluted	$ 0.25	$ 0.81	$ 411.79	$ 103.20	$ 16.64

Other Data:
Net Cash Flow Provided by (Used in):
Operating activities	$ 6,783	$ 906	$ 2,990	$ 2,911	$ 4,471
Investing Activities	$ (23,468)	$ 8,010	$ 285	$ (32)	$ (71)
Financing Activities	$ 17,768	$ (4,857)	$ (300)	$ (301)	$ (42)
Cash from discontinued operations	$ (544)	$ (2,216)	$ 5,533	$ (4,757)	$ (3,204)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Forward-Looking Statements” and under “Risk Factors.” You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and notes appearing elsewhere in this filing.

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the portion that was used by one of our subsidiaries is available for lease. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we own a group of outdoor maintenance businesses. We will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

We continue to seek opportunities to acquire stabilized properties. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of real properties within our geographic area that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing property is the potential for future income, we anticipate that the majority of properties that we will acquire will have both the potential for growth in value and provide for cash distributions to stockholders.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 1 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Revenue Recognition-Real Estate Operations:

We recognize revenue in accordance with Statement of Financial Accounting Standards No. 13,” Accounting for Leases”, as amended, referred to herein  as  SFAS  13. SFAS 13 requires that revenue be  recognized  on  a  straight-line  basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

Property operating expense recoveries from tenants of common area maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

Revenue Recognition--Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service.

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. We generally do not require collateral for trade receivables.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, “Business Combinations.” We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to our history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

Asset Impairment:

We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Fair Value Measurements:

We adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities effective January 1, 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

-	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

-

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Level 2 inputs include quoted market prices in  markets  that  are  not  active  for  an  identical  or  similar asset or liability, and quoted market prices in active markets for a similar asset or liability.

-

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

-	Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate its hierarchy disclosures each quarter.

At December 31, 2008, we measured certain financial assets at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. Fair values of our derivative financial instruments were approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet. In accordance with SFAS No. 157, we incorporated credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk. In addition, the fair value of our available-for-sale securities were approximated on current market quotes received from financial sources that trade such securities.

Income Taxes:

Effective July 1, 2007, we have elected to be treated as a REIT under the Code. Accordingly, we will generally not be subject to federal income taxation on that portion of our income that qualifies as REIT taxable income, to the extent that we distributes at least 90% of its taxable income to our shareholders and comply with certain other requirements as defined under Section 856 through 860 of the Code.

In connection with Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such we are subject to federal, state and local taxes on the income from these activities. We account for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Results of Operations

The following results of operations pertain solely to Green Bus Company, Inc., and Subsidiary for the year ended December 31, 2006 and the period January 1, 2007 to March 31, 2007 and GTJ REIT, Inc. for the period April 1, 2007 to December 31, 2007 and year ended December 31, 2008. The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in our accompanying consolidated statements of income for the year ended December 31, 2007 as such amounts were not deemed to be material in relation to our consolidated financial statements as a whole.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2008	2007	Amount	Percent
Revenues:
Property rentals	$ 12,185	$ 9,451	$ 2,734	29%
Outdoor maintenance and cleaning operations	29,173	24,084	5,089	21%
Total revenues	41,358	33,535	7,823	23%
Operating expenses:
General and administrative expenses	11,498	8,060	3,438	43%
Equipment maintenance and garage expenses	2,840	1,356	1,484	109%
Transportation expenses	2,494	1,719	775	45%
Contract maintenance and station expenses	11,912	10,778	1,134	11%
Insurance and safety expenses	2,740	2,025	715	35%
Operating and highway taxes	1,479	951	528	56%
Other operating expenses	937	575	362	63%
Depreciation and amortization expense	1,308	563	745	132%
Total operating expenses	35,208	26,027	9,181	35%
Operating income	6,150	7,508	(1,358)	(18%)
Other income (expense):
Interest income	305	881	(576)	(65%)
Interest and debt discount expense (including amortization of deferred financing costs of $203 and $101, respectively)	(2,333)	(801)	(1,532)	191%
Change in insurance reserves	34	254	(220)	(87%)
Other	(120)	(120)	-	-
Total other income (expense):	(2,114)	214	(2,328)	(1088%)
Income from continuing operations before income taxes and equity in earnings of affiliated companies	4,036	7,722	(3,686)	(48%)
Provision for income taxes	(583)	(1,190)	607	(51%)
Equity in earnings of affiliated companies, net of taxes	-	60	(60)	(100%)

Income from continuing operations	3,453	6,592	(3,139)	(48%)

Discontinued Operation:
Loss from operations of discontinued operation, net of taxes	(2,732)	(1,192)	(1,540)	129%
Loss from discontinued operation, net of taxes	(2,732)	(1,192)	(1,540)	129%
Net income	$ 721	$ 5,400	$(4,679)	(87%)

Property Rental Revenues

Property rentals revenue increased $2,734,000 to $12,185,000 for the year ended December 31, 2008 compared to property rentals revenue of $9,451,000 for the year ended December 31, 2007. The increase is primarily related to the rental revenue from the Connecticut property which we acquired in March 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside maintenance and cleaning operations revenues increased $5,089,000 to $29,173,000 for the year ended December 31, 2008 compared to revenues of $24,084,000 for the year ended December 31, 2007. The increase is primarily due to twelve months of revenue for the year ended December 31, 2008 compared to nine months of revenue from the period April 1, 2007 to December 31, 2007. Revenues in 2008 have also been affected by decreased volume from a customer where we act as a subcontractor.

Operating Expenses

For the year ended December 31, 2008, operating expenses increased $9,181,000 to $35,208,000 from $26,027,000 for the year ended December 31, 2007. The increase is primarily due to the inclusion of twelve months of operating expenses for the year ended December 31, 2008 compared to nine months of operating expenses from the period April 1, 2007 to December 31, 2007.

In addition, (i) increased fuel costs, (ii) increased insurance and safety expenses primarily related to non-recurring workman’s’ compensation premium audit adjustments and (iii) increased depreciation and amortization expense primarily related to a new property acquired in Connecticut, also accounted for the increase in expenses.

Other (Expense) Income

Other (expense) income for the year ended December 31, 2008 was an expense of $2,114,000 compared to income of $214,000 for the year ended December 31, 2007. The expense of $2,114,000 for the 2008 period primarily represents interest expense of $2,130,000, the loss on the sale of securities of $120,000, and a change in the insurance reserve of $34,000, offset by interest income of $305,000. The income of $214,000 for the year ended December 31, 2007 pertains to interest income partially offset by interest expense.

Provision For Income Taxes

The provision for income taxes represents federal, state and local taxes on income before income taxes for the year ended December 31, 2008 is primarily based on the taxable income of the non-REIT subsidiaries. The provision for income taxes for the 2008 period was $583,000 for an effective rate of 14.4%. The provision for income taxes was $1,190,000 for an effective rate of 15.4% for the year ended December 31, 2007.

Loss from Operations of Discontinued Operation, Net of Taxes

For 2008, the $2,732,000 loss from operations of discontinued operation represents the operations of the Paratransit business which we exited September 30, 2008 and accordingly were reclassified to discontinued operations. The 2007, loss from operations of discontinued operations, net of taxes represents the loss from operatins of the Paratransit business of $868,000 and  the operating results of Green’s bus operations of $324,000 for a total of $1,192,000. Such loss primarily pertains to the winding down of the bus operations with no corresponding income.

Net Income

For the year ended December 31, 2008, we had net income of $721,000 compared to net income of $5,400,000 for the year ended December 31, 2007. The changes in net income were primarily due to the factors discussed above.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	Percent
Revenues:
Property rentals	$ 9,451	$ 3,908	$ 5,543	142%
Outdoor maintenance and cleaning operations	24,084	-	24,084	nm
Total revenues	33,535	3,908	29,627	758%
Operating expenses:
General and administrative expenses	8,060	659	7,401	1123%
Equipment maintenance and garage expenses	1,356	-	1,356	nm
Transportation expenses	1,719	-	1,719	nm
Contract maintenance and station expenses	10,778	-	10,778	nm
Insurance and safety expenses	2,025	-	2,025	nm
Operating and highway taxes	951	-	951	nm
Other operating expenses	575	-	575	nm
Depreciation and amortization expense	563	281	282	100%
Total operating expenses	26,027	940	25,087	2669%
Operating income	7,508	2,968	4,540	153%
Other income (expense):
Interest income	881	-	881	nm
Interest and debt discount expense (including amortization of deferred financing costs of $101 and $0, respectively)	(801)	-	(801)	nm
Change in insurance reserves	254	-	254	nm
Other	(120)	-	(120)	nm
Total other income (expense):	214	-	214	nm
Income from continuing operations before income taxes and equity in earnings of affiliated companies	7,722	2,968	4,754	160%
Provision for income taxes	(1,190)	(916)	(274)	30%
Equity in earnings (loss) of affiliated companies, net of taxes	60	(501)	561	(112%)
Income from continuing operations	6,592	1,551	5,041	325%

Discontinued Operation:
Loss from operations of discontinued operation, net of taxes	(1,192)	(7,995)	6,803	(85%)
Gain on sale of discontinued operation, net of taxes	-	8,269	(8,269)	(100%)
(Loss) income from discontinued operation, net of taxes	(1,192)	274	(1,466)	(535%)
Net income	$ 5,400	$ 1,825	$ 3,575	196%
nm - not meaningful

Property Rental Revenues

Property rentals revenue of $9,451,000 for the year ended December 31, 2007, primarily represents revenue from our rental properties. Property rental for the year ended December 31, 2006 represented revenue only from Green which had rental operations revenue of $3,908,000.

Outside Maintenance Operations Revenues

Outside Maintenance Operations revenue of $24,084,000 for the year ended December 31, 2007 represents revenue from our Outdoor Maintenance and Cleaning Operations segment. There were no comparable revenues in 2006.

Operating Expenses

Operating expenses for the year ended December 31, 2007 were $26,027,000 compared to $940,000 for the year ended December 31, 2006. Operating expenses for 2007 included expenses for the newly merged company, whereas operating expenses for 2006 only included the expenses of Green.

Other Income (Expense)

Other income for the year ended December 31, 2007 was income of $214,000 compared to $0 for the year ended December 31, 2006, as other income (expense) for the year ended December 31, 2006 aggregated an expense of $8,269,000 which was included in discontinued operations, which primarily pertains to the pension related expenses that were recorded in 2006.

Provision for Income Taxes

The provision for income taxes represents federal, state and local taxes on income before income taxes. The provision for income taxes was $1,190,000 for an effective tax rate of 15.4% for the year ended December 31, 2007 and $916,000 for an effective tax rate of 31.0% for the year ended December 31, 2006.

Equity in Earnings (Loss) Of Affiliated Companies, Net of Taxes

Equity in earnings of affiliated companies, net of taxes was $60,000 for the year ended December 31, 2007 compared to a loss $501,000 for the year ended December 31, 2006. Since the affiliated companies are owned 100% by us after the consummation of the Reorganization, the results of operations of such former affiliated companies are included in our consolidated results of operations.

Loss from Discontinued Operation, Net of Taxes

For 2007, the $1,192,000 loss from discontinued operation, net of taxes represents the operations of the Paratransit business which we exited September 30, 2008 and accordingly were reclassified to discontinued operations. Additionally, the 2007 loss from operations of discontinued operation, net of taxes includes the operating results of Green’s bus operations for a total of $324,000. Such loss primarily pertains to the winding down of the bus operations with no corresponding income. The discontinued operation reflected a loss from operations of $7,995,000 offset by the gain from the sale of the discontinued operation of $8,269,000 for the year ended December 31, 2006 resulting in net income from discontinued operations of $274,000.

Net Income

For the year ended December 31, 2007, we had net income of $5,400,000 compared to net income of $1,825,000 for the year ended December 31, 2006. Net income for 2007 is attributable to continuing operations of $6,592,000 and loss from discontinued operations of $1,192,000. The net income for 2006 is attributable to income from continuing operations of $1,551,000 and income from discontinued operations of $274,000.

Liquidity and Capital Resources

At December 31, 2008, we had unrestricted cash and cash equivalents of $11,901,000 compared to $11,362,000 at December 31, 2007. We fund operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows; we also have used our credit facility for these purposes. We believe that our net cash provided by operations, coupled with availability under the credit facility, will be sufficient to fund our short-term liquidity requirements for 2009 and to meet our dividend requirements to maintain our REIT status.

Financings

On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Initial Lenders made an initial $17.0 million term loan. In addition to the initial term loan in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the loan of approximately $23.2 million. Interest on the loans shall be paid monthly. The interest rate on both the initial and mortgage loan is fixed at 6.59% per annum and interest rate on the additional draw floats at a spread over one month LIBOR. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. At December 31, 2008, total outstanding under the Loan Agreement is approximately $43.2 million.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Registrant pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc. (ii) Green Acquisition, Inc. pledged its 100% membership interest in each of (a) 49-19Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of GTJ REIT, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. We had assigned our interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. The $1.0 million loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively.

For the year ended December 31, 2008, the fair value of the interest rate cap associated with the debt was deemed to be immaterial.

In addition to customary non-financial covenants, we are obligated to comply with certain financial covenants. As of December 31, 2008, we are in compliance with our non-financial and financial covenants.

Earnings and Profit Distribution

In 2007, we were required to make a one-time distribution of undistributed historical earnings and profits of the Bus Companies. On August 20, 2007, the Board of Directors declared a one-time special distribution of accumulated earnings and profits on our common stock of $6.40 per share, payable in approximately $20.0 million of cash and in 3,775.400 shares of our common stock. For the purposes of the special distribution, common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and distributed to the shareholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the shareholders of the Bus Companies at which meeting such shareholders voted on a reorganization of those companies with and into the REIT. The special distribution aggregated to approximately $62.1 million. The holders of our shares as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of our shares and/or cash the Holders wished to receive as their respective portion of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and shares they elected, but could be based on a pro ration of the available cash after all elections (ie: not on a first come-first served basis). We calculated the proportion of cash and our shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

As of December 31, 2008, cash of approximately $19.6 million and 3,775,400 shares of our common stock have been distributed to the Holders. The remaining payable balance of $377,766 is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2008. Amounts paid were borrowed against the revolving credit line from the Lenders.

Contractual Obligations

We through our subsidiaries lease certain operating facilities and certain equipment under operating leases, expiring at various dates through fiscal year 2014. In addition, we through our subsidiaries have a credit facility as described in detail above. The table below summarizes the principal balances of the Company’s obligations for indebtedness and lease obligations as of December 31, 2008 in accordance with their required payment terms (in thousands):

	Payments due by calendar year period
	Total	2009	2010-2011	2012-2013	Thereafter

Contractual Obligations-Credit Facility	$43,215	$-	$43,215	$-	$-
Operating Lease Obligations	3,566	913	1,169	954	530
	$46,781	$913	$44,384	$954	$530

Net Cash Flows

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Operating Activities

Net cash provided by operating activities was $6,783,000 for 2008 compared to net cash provided by operating activities of $906,000 in 2007. For the 2008 period, cash provided by operating activities was primarily related to (i) income from continuing operations of $3,344,000, (ii) depreciation and amortization expense of $1,308,000, (iii) changes in accounts payable and other liabilities of $466,000, (vi) provision for deferred taxes of $421,000, (v) changes in prepaid expenses and other assets of $504,000, (vi) stock-based compensation of $220,000, offset by (vii) changes in insurance reserves of $919,000.

For 2007, cash provided by operating activities was primarily related to (i) income from continuing operations of $6,592,000 and a decrease in operating subsidies receivable of $3,184,000, reduced by (ii) a decrease in income taxes payable of $5,890,000, offset by (iii) an increase in accounts receivable of $1,824,000 and (iv) an increase of due from affiliates of $1,535,000.

Investing Activities

Net cash used in investing activities was $23,468,000 for the year ended December 31, 2008 compared to cash provided by investing activities of $8,010,000 for the year ended December 31, 2007. For the 2008 period, cash used in investing activities primarily related to real estate assets acquired of $23,395,000. The 2007 balance primarily pertains to cash acquired in the merger of $8,670,000, proceeds from the sale of investments of $970,000, and change in restricted cash of $786,000, offset by (i) purchases of property and equipment of $584,000, (ii) purchases of investments of $374,000 and (iii) reclassification of investments from cash to investments of $1,458,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 of $17,768,000 primarily pertains to the proceeds from the revolving credit facility of $23,215,000 offset by dividend payments of $4,918,000 and payments of the earnings and profits distribution of $529,000. Net cash used in financing activities in 2007 of $4,857,000 primarily pertains to the E&P distribution of $19,094,000, principal payments on the notes payable of $1,666,000, the buy-back of common stock of $1,787,000, dividend payments of $1,702,000 and payment of deferred financing costs of $608,000 reduced by the proceeds from the credit facility of $20,000,000.

Funds from Operations

We consider Funds from Operations (“FFO”), a non-GAAP measure, to be an additional measure of an equity REIT’s operating performance. We report FFO in addition to our net income and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization.

 However, FFO:

•

does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO for each of the three years ended December 31, 2008 (amounts in thousands).

                                                                                                  Year Ended December 31,

	2008	2007	2006

Net Income	$721	$5,400	$1,825

(Income) loss from Non-REIT Subsidiaries	3,367	(945)	-

Net income from REIT operations	4,088	4,455	1,825
Plus: Real property depreciation	331	329	260
Amortization of intangible assets	682	-	-
Amortization of deferred leasing costs	101	91	61

Funds from operations	$5,202	$4,875	$2,146

FFO amounted to $5,202,000 in 2008 compared to $4,875,000 in 2007, compared to $2,146,000 in 2006. The decrease in FFO in 2008, when compared with 2007, is primarily attributable to increased general and administrative expenses.

The increase in FFO in 2007 when compared with 2006 reflects an increase in operating income from the Reorganization in 2007.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Operating Activities

Net cash provided by operating activities was $906,000 for 2007 compared to $2,990,000 in 2006. For 2007, cash provided by operating activities was primarily related to (i) income from continuing operations of $6,592,000 and a decrease in operating subsidies receivable of $3,184,000, reduced by (ii) a decrease in income taxes payable of $5,890,000, offset by (iii) an increase in accounts receivable of $1,824,000 and (iv) an increase of due from affiliates of $1,535,000. For 2006, cash provided by operating activities of $2,990,000 was primarily related to (i) income from continuing operations of $1,551,000, (ii) a decrease in accounts payable and accrued expenses of $4,175,000, (iii) provisions for injuries and damages of $2,470,000, reduced by (iv) a decrease in operating subsidies receivable of $4,792,000 and (v) an increase in income taxes payable of $3,912,000.

                Investing Activities

Net cash provided by investing activities was $8,010,000 in 2007 compared to $285,000 in 2006. The 2007 balance primarily pertains to cash acquired in the merger of $8,670,000 and proceeds from the sale of investments of $970,000. The 2006 balance primarily pertains to the proceeds from the net sale of investments of $335,000.

Financing Activities

Net cash used in financing activities in 2007 of $4,857,000 primarily pertains to the E&P distribution of $19,094,000, principal payments on the notes payable of $1,666,000 and the buy-back of common stock of $1,787,000, reduced by the proceeds from the revolving credit facility of $20,000,000. Cash used in financing activities was $300,000 for 2006 and related to the payment of dividends

Possible Acquisitions

Our Board of Directors intends to expand our real property holdings. This would be done through cash purchases of properties that the Board of Directors determines to be consistent with our investment policies of which would be funded initially from the credit facility. It is anticipated that once these properties are purchased using the credit facility, permanent mortgage financing will be placed on the real properties and the revolving credit will be paid down accordingly. It is also possible that our subsidiaries will desire to make an acquisition, some of which may need to be funded by the REIT. We would, in that case, and subject to the direction of the Board of Directors, provide such financing, which again is expected to be obtained from the $72.5 million credit facility.

                Cash payments for financing

Payment of interest under the $72.5 million credit facility, and under permanent mortgages, will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to our stockholders.

                Trend in financial resources

Other than the credit facility discussed above under ING Financing Agreement, we can expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on our  real properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore not result in a material increase in working capital.

Environmental Matters

Our real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby we have committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations.

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The engineering report has an estimated cost range of approximately $1.4 million to $2.6 million was included which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of December 31, 2008 and 2007, we have recorded a liability of approximately $1.6 million and $1.0 million, respectively, related to its portion of the Study as disclosed in the engineering report. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Inflation

Low to moderate levels of inflation during the past several years have favorably impacted our operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing our ability to increase tenant rents. However, our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing us is interest rate risk on its variable-rate mortgage loan payable and secured revolving credit facility. We will, when advantageous, hedge its interest rate risk using derivative financial instruments. We are not subject to foreign currency risk.

We are exposed to interest rate changes primarily through the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio. Our objective with respect to interest rate risk is to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate our interest rate risk on a related variable-rate financial instrument.

Based on our variable rate liabilities as of December 31, 2008 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in our borrowing rate index would decrease our net income and cash flows by approximately $0.2 million. Based on our variable rate liabilities as of December 31, 2008 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in our borrowing rate index would increase our net income and cash flows by approximately $0.1 million.

At December 31, 2007, a 1.0% increase in our borrowing rate index would have decreased our net income and cash flows by approximately $20,000. At December 31, 2007, a 1.0% decrease in our borrowing rate index would have increased our net income and cash flows by approximately $20,000.

As of December 31, 2008, we have one interest rate cap outstanding with a notional value of $54.0 million. The market value of this interest rate cap is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2008, given a 100 basis point increase or decrease in forward interest rates, the change in value of this interest rate cap would be insignificant.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions with high credit ratings with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize an interest rate cap to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GTJ REIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Weiser LLP

New York, New York

March 31, 2009

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
ASSETS	2008	2007

Real estate at cost:
Land	$88,584	$85,051
Buildings and improvements	24,222	7,974
	112,806	93,025
Less: accumulated depreciation and amortization	(7,019)	(6,036)
Net real estate for investment	105,787	86,989
Cash and cash equivalents	11,901	11,362
Available for sale securities	4,313	4,815
Restricted cash	1,996	2,852
Accounts receivable	5,830	6,049
Other assets, net	5,160	5,927
Deferred charges, net of accumulated amortization	2,128	2,462
Assets of discontinued operation	730	3,368
Intangible assets, net of accumulated amortization	2,933	-
Machinery and equipment, net	1,845	873
Total assets	$142,623	$124,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured revolving credit facility	$43,215	$20,000
Accounts payable	1,015	974
Liabilities of discontinued operation	-	595
Unpaid losses and loss adjustment expenses	2,040	2,959
Other liabilities, net	5,998	5,956
	52,268	30,484
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at December 31, 2008 and 2007	1	1
Additional paid-in capital	136,907	136,687
Cumulative distributions in excess of net income at December 31, 2008 and 2007	(46,845)	(42,985)
Accumulated other comprehensive income	292	510
	90,355	94,213
Total liabilities and stockholders’ equity	$142,623	$124,697

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:			(Restated)
Property rentals	$12,185	$9,451	$3,908
Outdoor maintenance and cleaning operations	29,173	24,084	-
Total revenues	41,358	33,535	3,908
Operating expenses:
General and administrative expenses	11,498	8,060	659
Equipment maintenance and garage expenses	2,840	1,356	-
Transportation expenses	2,494	1,719	-
Contract maintenance and station expenses	11,912	10,778	-
Insurance and safety expenses	2,740	2,025	-
Operating and highway taxes	1,479	951	-
Other operating expenses	937	575	-
Depreciation and amortization expense	1,308	563	281
Total operating expenses	35,208	26,027	940
Operating income	6,150	7,508	2,968
Other income (expense):
Interest income	305	881	-
Interest and debt discount expense (including amortization of deferred financing costs of $203, $101 and $0, respectively)	(2,333)	(801)	-
Change in insurance reserves	34	254	-
Other	(120)	(120)	-
Total other income (expense):	(2,114)	214	-
Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	4,036	7,722	2,968
Provision for income taxes	(583)	(1,190)	(916)
Equity in earnings (loss) of affiliated companies, net of tax	-	60	(501)
Income from continuing operations	3,453	6,592	1,551

Discontinued Operation:
Loss from operations of discontinued operations, net of taxes	(2,732)	(1,192)	(7,995)
Gain on sale of discontinued operations, net of taxes	-	-	8,269
Income (loss) from discontinued operations, net of taxes	(2,732)	(1,192)	274

Net income	$721	$5,400	$1,825
Income per common share--basic and diluted:
Income from continuing operations	$0.25	$0.81	$411.79
Loss from discontinued operations, net of taxes	$(0.20)	$(0.15)	$(2,122.66)
Gain on sale of discontinued operation, net of taxes	$-	$-	$2,195.41
Net income	$0.05	$0.66	$484.53
Weighted-average common shares outstanding--basic and diluted	13,472,281	8,126,995	3,766.50

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Out- standing Shares	Amount	Out-standing Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income at December 31, 2008 and 2007 Retained Earnings at December 31, 2006	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	-	-	3,767	377	-	15,265	(12,255)	3,387
Dividends paid, $79.80 per share	-	-	-	-	-	(301)	-	(301)
Comprehensive income:
Net income, as restated	-	-	-	-	-	1,825	-	1,825
Minimum pension liability adjustment	-	-	-	-	-	-	12,255	12,255
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	428	428
Total comprehensive income	-	-	-	-	-	-	-	14,508
Balance at December 31, 2006	-	-	3,767	377	-	16,789	428	17,594
Dividends paid, $39.82 per share	-	-	-	-	-	(150)	-	(150)
Shares issued in connection with merger	-	-	10,000,361	1	(1)	-	-	-
Recapitalization of company	-	-	(3,767)	(377)	96,417	-	-	96,040
Buy back of shares due to appraisal rights	-	-	(303,480)	-	(1,786)	-	-	(1,786)
Dividends paid, $0.05 per share	-	-	-	-	-	(485)	-	(485)
Earnings & profits distribution paid, $0.11 per share	-	-	-	-	-	(1,067)	-	(1,067)
Earnings & profits distribution paid, $0.105 per share	-	-	-	-	-	(1,415)	-	(1,415)
Distribution of historical earnings & profits, $11.14 per share	-	-	3,775,400	-	42,057	(62,057)	-	(20,000)
Comprehensive income:
Net income	-	-	-	-	-	5,400	-	5,400
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	82	82
Total comprehensive income	-	-	-	-	-	-	-	5,482
Balance at December 31, 2007	-	$ -	13,472,281	$ 1	$ 136,687	$ (42,985)	$ 510	$ 94,213
Earnings & profits distribution paid, $.34 per share	-	-	-	-	-	(4,581)	-	(4,581)
Stock-based compensation related to stock options	-	-	-	-	220	-	-	220
Comprehensive income:
Net income	-	-	-	-	-	721	-	721
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(218)	(218)
Total comprehensive income	-	-	-	-	-	-	-	503

Balance at December 31, 2008	-	$ -	13,472,281	$ 1	$ 136,907	$ (46,845)	$ 292	$ 90,355

           The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$721	$5,400	$1,825
Loss (income) from discontinued operation	2,732	1,192	(274)
Income from continuing operations	3,453	6,592	1,551
Adjustments to reconcile net income to net cash provided by operating activities
Cash provided by (used in) operating activities:
Provisions for (benefit from) deferred taxes	421	242	(117)
Stock-based compensation	220	-	-
Changes in insurance reserves	(919)	(1,382)	-
Provisions for injuries and damages claims	-	-	(2,470)
Equity in earnings (loss) of affiliated companies, net of tax	-	(60)	501
Depreciation and amortization	1,308	563	281
Unrealized gain (loss) on available for sale securities	-	60	(428)
Other	226	71	-
Amortization of deferred financing costs	203	101	-
Amortization of deferred charges	-	47	-
Amortization of intangible assets	682	-	-
Changes in operating assets and liabilities:
Operating receivable-injuries and damages withholding	-	3,184	4,792
Accounts receivable	219	(1,824)	-
Other receivables	-	-	(31)
Due to (from) affiliates, net	-	(1,535)	610
Prepaid expenses and other assets	504	731	(216)
Deferred charges	-	-	(1,220)
Accounts payable and other liabilities	466	6	(4,175)
Income taxes payable	-	(5,890)	3,912
Net cash provided by operating activities	6,783	906	2,990
Investing activities:
Cash acquired in merger	-	8,670	-
Real estate assets acquired	(19,781)	-	-
Lease intangible assets acquired	(3,614)	-	-
Purchases of property and equipment	(1,213)	(584)	-
Purchase of investments	(354)	(374)	(50)
Proceeds from sale of investments	638	970	335
Reclassification from cash to investments	-	(1,458)	-
Restricted cash	856	786	-
Net cash (decrease) provided by investing activities	(23,468)	8,010	285
Financing activities:
Proceeds from revolving credit facility	23,215	20,000	-
Principal repayments on notes payable, bank	-	(1,666)	-
Payment of deferred financing costs	-	(608)	-
Buy back of common stock	-	(1,787)	-
Dividends paid	(4,918)	(1,702)	(300)
Earning and profits distribution	(529)	(19,094)	-
Net cash provided by (used in) financing activities	17,768	(4,857)	(300)
Cash flow from discontinued operations: Operating activities	(544)	(2,216)	(5,610)
Financing activities - Proceeds from sale of discontinued operation	-	-	11,143
Net Cash (used in) provided by discontinued operations	(544)	(2,216)	5,533
Net increase in cash and cash equivalents	539	1,843	8,508
Cash and cash equivalents at the beginning of year	11,362	9,519	1,011
Cash and cash equivalents at the end of year	$11,901	$11,362	$9,519

Supplemental cash flow information:
Interest paid	$2,137	$685	$12
Cash paid for taxes	$129	$6,056	$238

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental non-cash investing activities-Merger with Triboro

	Years Ended December 31,
	2008	2007	2006
Cash and cash equivalents	$ -	$ 4,559	$ -
Operating subsidies receivables	-	1,752	-
Deferred leasing commissions	-	782	-
Other assets, net	-	1,512	-
Securities available for sale	-	1,362	-
Property and equipment	-	39,400	-
Income tax payable	-	(294)	-
Other liabilities, net	-	(629)	-

Fair value of real property through ownership interest in GTJ	-	15,638	-
Fair value of operating assets and liabilities through ownership interest in GTJ	-	2,320	-

Total purchase price in common stock	$ -	$ 66,402	$ -

Supplemental non-cash investing activities-Merger with Jamaica

	Years Ended December 31,
	2008	2007	2006
Cash and cash equivalents	$ -	$ 190	$ -
Operating subsidies receivables	-	941	-
Other assets, net	-	964	-
Securities available for sale	-	440	-
Property and equipment	-	23,100	-
Income tax payable	-	(157)	-
Other liabilities, net	-	(422)	-

Fair value of real property through ownership interest in GTJ	-	7,819	-
Fair value of operating assets and liabilities through ownership interest in GTJ	-	1,160	-

Total purchase price in common stock	$ -	$ 34,035	$ -

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located near Hartford, Connecticut. In addition, the Company, through its non-REIT subsidiaries provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies  in New York, New Jersey, Arizona and California.

On March 29, 2007, the Company commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, the Company elected to be treated as a REIT under the Code and selected December 31 as its fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

At December 31, 2008, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area (see Note 23).

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

Under the terms of the Agreements, each share of common stock of each Bus Company’s issued and outstanding shares immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of the Company’s common stock:

• Each share of Green common stock was converted into the right to receive 1,117.429975 shares of the Company’s common stock.
• Each share of Triboro common stock was converted into the right to receive 2,997.964137 shares of the Company’s common stock.
• Each share of Jamaica common stock was converted into the right to receive 195.001987 shares of the Company’s common stock.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

              The Bus Companies, including their subsidiaries, owned a total of seven rentable parcels of real property at December 31, 2008, four of which are leased to the City of New York (the "City"), two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit, is available for lease. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business (which was discontinued on September 30, 2008), which were acquired as part of the merger.

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

Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business (which was discontinued on September 30, 2008), and considering the ownership of the same in whole or part by each of the Bus Companies, the Company was advised by an outside appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) and in connection with the Reorganization was as follows: Green-42.088%, Triboro-38.287% and Jamaica-19.625%. Accordingly, under the Reorganization, 10,000,361(including 361 fractional shares) shares of the Company common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in such proportions in exchange for their shares in the Bus Companies. Exclusive of fractional shares, 4,208,800 shares were distributed to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies’ historical undistributed earnings and profits, calculated to be an estimated $62.1 million (see Note 10). The Company agreed to distribute up to $20.0 million in cash, and 3,775,400 shares of the Company’s common stock, valued at $11.14 per share solely for purposes of the distribution calculated as follows:

Total Value of the Bus Companies	$173,431,797
Assumed Earnings and Profits—Cash distribution	20,000,000
Total value after cash distribution	153,431,797
Assumed Earning and Profits—Stock distribution	42,000,000
Total value after stock distribution	$111,431,797
Reorganization shares	10,000,000
Share Value Post Earnings and Profits	$11.14

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Each stockholder elected to receive a combination of cash and stock, or exclusively cash or stock. If more than $20.0 million of cash was elected in the aggregate cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock. The Company distributed approximately $19.6 million in cash and 3,775,400 shares of common stock (with an approximate value of approximately $42.1 million). The remaining balance of $377,766 is included in other liabilities in the consolidated balance sheet at December 31, 2008. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer for this transaction and the historical financial statements of the Company are those of Green.

Under the purchase method of accounting, Triboro’s and Jamaica’s assets and liabilities were acquired by Green and have been recorded at their fair value. Accordingly, under the Reorganization, 10,000,000 shares of the Company’s common stock were distributed (exclusive of 361 fractional shares), 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values are based on third-party valuations. The fair value of the net assets acquired for the remaining interest in GTJ, not previously owned by Green, exceeded the total consideration for the acquisition by approximately $6.0 million (of which an additional adjustment of approximately $1.1 million was recorded at December 31, 2007 to adjust certain acquired deferred tax liabilities), resulting in negative goodwill. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company’s results for the year ended December 31, 2007 in the accompanying consolidated statements of operations as the results were deemed to be immaterial.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with Green, Jamaica, Triboro and GTJ included for the periods preceding the merger on March 29, 2007 (in thousands, except per share data).

	For the Years Ended December 31,
	2007	2006

Revenues	$ 54,081	$ 43,172

Net income from continuing operations	$ 6,705	$ 1,169

Net income (1)	$ 6,291	$ 9,400

Pro-forma basic and diluted net income per common share	$ 0.59	$ 0.94

Pro-forma weighted average common shares outstanding - basic and diluted	$10,593,109	$10,000,361

(1)	Net income for the years ended December 31, 2007 and 2006 includes (loss) income from discontinued operation, net of taxes of $(452,000) and $8,231,000, respectively.

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the mergers of Triboro, Jamaica and GTJ had been completed as of the beginning of 2007 or 2006, nor are they necessarily indicative of future consolidated results.

Prior to the Reorganization, Green operated franchised transit bus routes in the City of New York pursuant to an operating authority which expired on April 30, 2005, and an Operating Assistance Agreement (“OAA”) with the City which expired on September 30, 1997, Green and the City, by mutual understanding, continued to abide by the terms of the OAA. Funding for continuation of operations of the Company’s franchised transit bus routes were dependent upon the continuation of its operating authority and operating assistance relationship with the City (see Note 4).

  Principles of Consolidation

The consolidated financial statements include the accounts of GTJ REIT, Inc., and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has included the results of operations of acquired companies from the closing date of the acquisition. The Company has presented an unclassified balance sheet.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  All of these estimates reflect management's best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in further impairments of certain assets.  Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

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

Upon the acquisition of real estate properties, the fair values of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141, “Business Combinations.”  The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

Above and below market leases acquired are recorded at their fair values. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

On March 3, 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23,395,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The total cost was approximately $23,395,000, of which approximately $19,781,000, based on third party valuations, was allocated to real estate properties. In accordance with SFAS No. 141, based on third party valuations, intangibles associated with the purchases of real estate were allocated as follows: approximately $2,183,000 to in-place lease intangibles and approximately $1,431,000 to above market leases (both included in intangible assets in the accompanying consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the year ended December 31, 2008 was approximately $682,000.

The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008.

Proforma rental revenue for the years ended December 31, 2008 and 2007 was $2,172,456 and $2,140,162, respectively. Pursuant to the terms of the lease between the former landlord and the single tenant, the single tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

Depreciation and Amortization:

The Company uses the straight-line method for depreciation and amortization. Properties are depreciated over the estimated useful lives of the properties, which range from 10 to 25 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 25 years. Furniture and fixtures, equipment, and transportation equipment is depreciated over the estimated useful lives that range from 8 to 25 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful lives.

Deferred Charges:

Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,128,000 and $2,462,000 as of December 31, 2008 and 2007, respectively.

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

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There are no indicators of impairment for the year ended December 31, 2008.

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

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13,”Accounting for Leases” (“SFAS No. 13), as amended. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $3,883,000 and $2,524,000 at December 31, 2008 and 2007, respectively.

Property operating expense recoveries from tenants of common area maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service.

Revenue Recognition—Insurance Operations:

Premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

Earnings Per Share Information:

In accordance with SFAS No. 128 “Earnings Per Share,” the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. The stock option awards were excluded from the computation of diluted earnings per share because the awards would have been antidilutive for the periods presented.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Discontinued Operations:

The consolidated financial statements of the Company present the operations of Green’s Bus operations as discontinued operations in accordance with SFAS No. 144 for the years ended December 31, 2007 and 2006 and the Paratransit Operations for the years ended December 31, 2008 and 2007.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash includes certain certificates of deposit amounting to $408,000 and $451,000 at December 31, 2008 and 2007, respectively that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at December 31, 2008 and 2007, AIG held $1,587,990 and $2,400,759, respectively on behalf of the Company that was restricted by AIG for the purpose of the payment of insurance losses.

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts when needed. The Company had a contract with the City of New York which required retainage in the amount of $0 and $586,792 as of December 31, 2008 and 2007, respectively.

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

Income Taxes:

Effective July 1, 2007, the Company has elected to be taxed as a REIT under the Code. Accordingly, the Company will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements as defined under Section 856 through 860 of the Code. The Company has eliminated deferred tax assets and liabilities aggregating approximately $575,000 and $307,000, which are included in the provision for income taxes in the accompanying consolidated statement of income for the year ended December 31, 2007 (see Note 14).

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 8 and 15).

Insurance Liabilities:

The liability for losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on the advice of an independent attorney, while the liability for adverse claims development is based on the director’s best estimates. Such liabilities are necessarily based on estimates and, while the directors believe that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could be material to the consolidated financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually renewed, and any adjustments are reported in current earnings.

Fair Value of Financial Instruments:

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair values because of the short-term nature of the instruments. The carrying value of long-term debt consisting of the credit facility approximates fair value based upon current rates at which the Company could borrow funds with similar remaining maturities.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, which from time-to-time exceed the Federal depository insurance coverage. Cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

speculative purposes. Additionally, the Company has a policy of only entering derivative contracts with major financial institutions.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. The Company’s derivative instruments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in stockholders’ equity as accumulated other comprehensive income. There have been no amounts recorded through December 31, 2008.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 10. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring and nonrecurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a significant impact on the Company’s Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date is delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the delayed application of SFAS 157 under the FSP on the Company’s Consolidated Financial Statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments, and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and elected not to treat any of its financial assets or liabilities under the fair value option. The adoption of SFAS 159 did not have an impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have an impact on the Company's Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Company’s Consolidated Financial Statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not currently expect the adoption of SFAS 162 to have a material effect on the Company’s Consolidated Financial Statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of the FSP. The Company does not currently expect the adoption of this FSP to have any significant impact on the Company’s Consolidated Financial Statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

2.            REAL ESTATE:

The Company’s components of Rental property consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Land	$ 88,584	$ 85,051
Buildings and improvements	24,222	7,974
	112,806	93,025
Accumulated depreciation and amortization	(7,019)	(6,036)
Total	$ 105,787	$ 86,989

Substantially all these assets have been pledged as collateral for debt obligations (see Note 8).

3.	AVAILABLE FOR SALE SECURITIES:

The Company accounts for its available for sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statement of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

The following is a summary of available-for-sale securities at December 31, 2008 and 2007 (in thousands):

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2008

Equity securities	$-	$-	$265	$265
Money market fund	2,050	2,050	-	2,050
U.S. Treasury/U.S. Government debt securities	1,985	1,995	3	1,998

Total available-for-sale securities	$4,035	$4,045	$268	$4,313

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2007

Equity securities	$-	$-	$468	$468
Money market fund	2,005	2,005	18	2,023
U.S. Treasury/U.S. Government debt securities	2,308	2,322	2	2,324

Total available-for-sale securities	$4,313	$4,327	$488	$4,815

Other comprehensive income for the years ended December 31, 2008 and 2007 includes net unrealized holding gains of approximately $218,000 and $82,000, respectively. No amounts were reclassified from other comprehensive income to income for the years ended December 31, 2008 and 2007, respectively.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

3.    AVAILABLE FOR SALE SECURITIES (Continued):

The following is a summary of the contractual maturities of U.S. Government Debt Securities:

December 31, 2008

		Estimated
	Amortized	Fair
	Cost	Value
Due in
2009	$0	$0
2010 - 2014	1,440	1,451
2015 - 2019	456	462
2020 and later	99	85

Total	$1,995	$1,998

             Proceeds from the sale of available-for-sale securities amounted to approximately $638,000, $970,000 and $335,000 in 2008, 2007 and 2006, respectively, principally from the maturity of the available-for-sale securities. The Company sold the available-for-sale securities at their face value and therefore did not recognize any gains or losses from the sale of available-for-sale securities in 2008, 2007 and 2006, respectively.

4.    DISCONTINUED OPERATIONS:

Paratransit Operations

In February 2008, the Company was notified by the New York City Transit Agency of the Metropolitan Transit Authority (the “Agency”) that a Request for Proposal to renew the Company’s existing paratransit service contract after September 30, 2008 would not be considered by the Agency. As a result of this action by the agency, the Company has exited the Paratransit Operations business on September 30, 2008 and accordingly, the results have been presented as discontinued operations on the Company’s consolidated financial statements for all periods presented. The Paratransit Operations were acquired as part of the Reorganization that occurred on March 29, 2007.

The following table sets forth the detail of the Company’s loss from discontinued operations (unaudited):

	Year Ended December 31,
	2008	2007
Revenues	$9,467	$9,537
Loss, net of taxes	$(2,732)	$(868)	(1)

(1)  Does not include losses from discontinued bus operations.

The Paratransit Operations represented about 30% of the Company’s non-REIT revenues.

4.    DISCONTINUED OPERATIONS (Continued):

The following table presents the major classes of assets and liabilities of the Paratransit Operations as of December 31, 2008 and 2007:

	2008	2007
Assets:
Cash	$ 549	$ 558
Accounts receivable	175	2,428
Machinery and equipment, net	-	50
Prepaid expenses and other	6	332
Total assets	$ 730	$ 3,368
Accounts payable and accrued liabilities	$ 13	$ 595

Bus Operations

On November 29, 2005, the Company entered into an agreement (the “Agreement”) and subsequently closed on January 9, 2006 (the “Transition Date”) with the City to buy all of the Company’s assets used in connection with the Company’s bus operations (the “Acquired Assets”). The Acquired Assets included fixtures, furniture and equipment; maintenance records; personnel records; operating schedules; and the intangible value of the development, administration and maintenance of such assets, including the value related to the development and training of employees, the value related to the development of routes and operating schedules, and going concern value or good will for a purchase price of $9,460,000. Under the terms of the Agreement, the City paid additional consideration as follows: (1) an amount equal to the actual invoice cost for the Company’s inventory of spare parts and fluids, provided that the Company represent and warrant to the City that it has paid or will pay such invoiced amounts; (2) an amount equal to the book value (net of accumulated depreciation) of the Company’s other tangible assets that are Acquired Assets as of the date of closing; (3) if all of the Claimants in the Non-Union Employees v. New York City Department of Transportation and Green Bus Lines, Inc. execute Settlement Authorization Forms, the City will pay the Company an additional $189,200. If less than 100% of the Claimants execute Settlement Authorization Forms, the City will pay the Company an additional amount to be determined by multiplying the percentage of the Claimants who executed the Forms by $300,000, and the Company will receive 37.84% of the amount.

           Under the Agreement, the City assured, defended and indemnified the Company against the following: (1) all claims as a result from operations and maintenance of buses up through and including the Transition Date; (2) all claims, losses or damages for bodily injury and/or property damage resulting from or alleged to

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

4.	DISCONTINUED OPERATIONS (Continued):

result from the operation and/or maintenance of buses up to the Transition Date; (3) any and all funding obligations, claims, losses, damages, fines, costs and expenses associated with any withdrawal, termination, freezing or other liability related to the various pension plans; (4) all claims with respect to accrued leave; (5) any claims made by any union or any member of any union arising under any collective bargaining agreement; (6) obligation to pay additional or retrospective premiums in connection with any Workers’ Compensation Retrospective Policy; (7) obligation to pay accumulated holiday pay; and (8) any claim or demand is made, any and all claims asserted by vendors in regard to Bus Service, up through and including the Transition Date.

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

The leases are “triple net” leases in that the City agrees to pay all expenses on the property. Each lease has two renewal terms at the City’s option of 14 years each so that the total term is a maximum of 49 years. The term of each lease commenced on the date the Company in question closed the sale of the bus company to the City. The terms of the leases are consistent with current market rates.

In connection with Green’s agreement to sell all of its assets used in connection with its bus operations, the results of Green’s bus operations have been presented as discontinued operations in the Company’s consolidated financial statements for all periods presented.

The following table sets forth the detail of Green’s income (loss) from discontinued operations for the years ended December 31, 2007 and 2006  (in thousands):

	Bus Operations

For the year ended December 31, 2007:
Revenues from discontinued operation	$-

Loss from operations of discontinued operation	$(209)
Provision for income taxes	(115)

Loss from discontinued operation, net of taxes	$(324)

For the year ended December 31, 2006:
Revenues from discontinued operation	$3,864

Loss from operations of discontinued operation	$(11,215)	(1)
Benefit from income taxes	3,320

Loss from discontinued operation, net of taxes	$(7,995)

Gain on sale of discontinued operation	$11,723
Provision for income taxes	(3,454)
Gain on sale of discontinued operation, net of taxes	$8,269

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

4.	DISCONTINUED OPERATIONS (Continued):

(1) Operating assistance provided by state and local governments totaled $3,307,576 for the year ended December 31, 2006 and is included in (loss) income from discontinued operation.

The gain on sale of discontinued operation is calculated as follows:

Gross proceeds from sale of discontinued operation	$11,142,885
Write-off of liabilities assumed by New York City	2,262,994
Net book value of assets sold	(1,682,885)
Gain on sale of discontinued operation	$11,722,994

              Net cash (used in) provided by discontinued operations was $(544,000), $(2,216,000), and $5,533,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

5.	OTHER ASSETS, NET:

Other assets, net, consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Prepaid expenses	215	685
Prepaid and refundable income taxes	512	1,510
Deferred taxes, net	-	263
Rental income in excess of amount billed	3,883	2,524
Discontinued assets of former bus operations	-	648
Other assets	550	297
	$5,160	$5,927

6.	INVESTMENT IN AFFILIATES:

The Company had 40% interest in Command Bus Company, Inc., and G.T.J. Company, Inc. (“GTJ Co.”) These companies did not declare dividends during 2007 and 2006. Summary combined financial information for these affiliates through the date of the reorganization whereby the Company acquired the remaining 60% interest and has consolidated these entities from the date of acquisition is as follows (in thousands):

Year Ended December 31, 2007:

	GTJ Company, Inc.	Command Bus Company, Inc.
Total operating revenues and subsidies	$9,805	$-
Income from continuing operations	$152	$-
(Loss) income from operations of discontinued operation	(2)	2
Net income	$150	$2

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

6.   INVESTMENT IN AFFILIATES (Continued):

Year Ended December 31, 2006:

	GTJ Company, Inc.	Command Bus Company, Inc.
Total operating revenues and subsidies	$35,011	$129	(1)
Loss from continuing operations	$(1,850)	$-
(Loss) income from operations of discontinued operation	(60)	657
Net (loss) income	$(1,910)	$657
Total Assets	$28,957	$1,375
Total Liabilities	$24,433	$749

(1) Revenues from discontinued operations.

7.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses at December 31, 2008 and 2007 have been reflected in connection with the merger transaction (see Note 1) and is summarized as follows (in thousands):

	2008	2007
Reported claims	$1,767	$2,370
Provision for incurred but not reported claims	273	589
	$2,040	$2,959

Management is responsible for estimating the provisions for outstanding losses. The directors have recognized in the financial statements a provision for outstanding losses of $2,040,000 and $2,959,000 at December 31, 2008 and 2007, respectively. An actuarial study was independently completed which estimated that at December 31, 2008, the total outstanding losses at an expected level, are between $1,362,000 and $1,697,000. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company’s ultimate liabilities.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

8.   OTHER LIABILITIES, NET:

Other liabilities consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Accrued dividends	$1,078	$1,415
Accrued earnings and profits distribution	378	906
Accrued professional fees	83	215
Accrued wages	127	267
Deposit liability	252	272
Deferred tax liability	158	-
Reserve personal property and damage claims	631	446
Accrued environmental costs	1,551	1,033
Prepaid rent	375	-
Other	390	358
Discontinued liabilities of former bus operations	868	948
Accrued vacation	107	96
	$5,998	$5,956

9.	NOTE PAYABLE TO BANK AND CREDIT FACILITY:

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

ING Financing Agreement:

On July 2, 2007, the Company entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial draw down of $17.0 million on the loan. In addition to the initial term loan in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the loan of approximately $23.2 million. Interest on the loans shall be paid monthly. The interest rate on both the initial and mortgage loan is fixed at 6.59% per annum and the interest rate on the additional draw floats at a spread over one month LIBOR. Interest on the loans shall be paid monthly. As of December 31, 2008, the interest rate on the initial and mortgage loan is 6.59% per annum, interest on the subsequent draw down is approximately 2.84% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility.  The principal shall be paid on the maturity date pursuant to

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

9.	NOTE PAYABLE TO BANK AND CREDIT FACILITY (Continued):

the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed.  At December 31, 2008, the amount outstanding under the Loan Agreement is approximately $43.2 million.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. The $1.0 million  loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively.

For the year ended December 31, 2008, the fair value of the interest rate cap associated with the debt was deemed to be immaterial.

The credit facility is used to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

In addition to customary non-financial covenants, the Borrowers are obligated to comply with financial covenants including but not limited to minimum net worth, minimum liquidity, debt-to-equity ratios and fixed and senior fixed charge coverage ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented.

10.	STOCKHOLDERS’ EQUITY:

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

Dividend Distributions

On March 31, 2008, the Board of Directors declared a dividend of approximately $1,347,000 that was paid in April 2008. In addition, on June 30, 2008, the Board of Directors declared a dividend of approximately $1,078,000 that was paid in July 2008, on September 30, 2008, the Board of Directors declared a dividend of approximately $1,078,000 that was paid in October 2008 and on December 31, 2008, the Board of Directors declared a dividend of approximately $1,078,000 that was paid in January 2009.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

10.	STOCKHOLDERS’ EQUITY (Continued):

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000. 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period. All options expire ten years from the date of grant. At December 31, 2008, 255,000 options were outstanding under the Plan, of which 116,111 were exercisable. At December 31, 2008, 745,000 shares of the Company’s common stock remain available for future issuance.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of options granted was $1.90 per share for the year ended December 31, 2008. The common stock has an exercise price of $11.14. The following assumptions were used for the shares granted during the year ended December 31, 2008:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

A summary of the status of the Company’s non-vested stock options as of December 31, 2008, and changes during the year ended December 31, 2008 are presented below:

Options	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Non-Vested at December 31, 2007	-	$-
Granted	255,000	1.90
Vested	(116,111)	1.90
Forfeited / Expired	-	-
Non-Vested at December 31, 2008	138,889	$1.90

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

10.	STOCKHOLDERS’ EQUITY (Continued):

The following table presents the activity for the options outstanding under the Plan for the year ended December 31, 2008:

Options	Number of Options	Weighted-Average and Exercise Price Per Share
Outstanding at December 31, 2007	-	$-
Granted	255,000	11.14
Exercised	-	-
Forfeited /Expired	-	-
Outstanding at December 31, 2008 (2)	255,000	$11.14
Options exercisable at December 31, 2008	116,111	$11.14

                All outstanding and exercisable options have a remaining contractual life of approximately 9.1 years and are exercisable at a price of $11.14.

(2) The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2008 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of December 31, 2008.

As of December 31, 2008, there was approximately $264,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 2.25 years. For the year ended December 31, 2008 amounts charged to compensation expense totaled approximately $220,000.

Special Distribution of Earnings and Profits

On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per Company share, payable in approximately $20.0 million of cash and 3,775,400 shares of the Company’s common stock. For the purposes of the special distribution, the Company’s common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62.1 million. The holders of the Company’s shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company’s shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company’s shares they elected, but could be based on a proration of the available cash after all elections (i.e.: not on a first come-first served basis). The Company calculated the proportion of cash and the Company’s shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

As of December 31, 2008, cash of approximately $19.6 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of $377,766 is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2008. Amounts paid were borrowed against the revolving credit line from the Lenders.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

11.     EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common stock equivalents for any of the periods presented in the Company’s consolidated statements of operations.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Year Ended December 31,
Numerator:	2008	2007	2006
Net income	$721	$ 5,400	$ 1,825
Denominator:
Weighted average common shares outstanding-basic and diluted	13,472,281	8,126,995	3,766.50
Basic and Diluted Per Share Information:
Net income per share—basic and diluted	$ 0.05	$ 0.66	$ 484.53

12.	PENSION PLAN AND OTHER RETIREMENT BENEFITS:

Non-Union:

Prior to the reorganization, Green maintained a defined benefit pension plan which covered substantially all of its non-union employees. Participant benefits were based on years of service and the participant’s compensation during the last three years of service. Green’s funding policy was to contribute annually an amount that did not exceed the maximum amount that could be deducted for federal income tax purposes. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As part of the agreement with the City, the pension plan was merged into the Metropolitan Transit Authority’s DB Pension Plan (“MTA DB Plan”). Plan assets primarily consisted of convertible equity securities, guaranteed deposit accounts, corporate debt securities and fixed income contracts.

12.	PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

The following table presents certain financial information for Green’s non-union defined benefit pension plan for the year ended December 31, 2006 (in thousands):

Year Ended December 31, 2006
Components of net periodic benefit cost:
Service cost	$5
Expense cost	15
Interest cost	83
Expected return on plan assets	(116)
Amortization of prior service cost	2
Net periodic benefit cost	(11)
Curtailment loss	83
Settlement loss	715
Net periodic benefit cost	$787

The following weighted-average assumptions were used to determine the Green’s postretirement benefit expense shown above for the year ended December 31, 2006:

Year Ended December 31,
2006
Weighted average discount rate	5.75%
Weighted average rate of compensation increase	4.00%
Expected long-term rate of return on plan assets	8.00%

The Agreement with the City provided that all eligible members of the plan would join the City plan and would be credited for all service with Green for the purposes of vesting and benefit accruals and that the benefits for all eligible members of the plan would be on substantially the same terms and conditions as the current non-union plan.

Included in the agreement with the City, the pension plan was merged into the MTA DB Plan. This resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). The curtailment was caused by the fact that the non-union employees ceased future benefit accruals under the pension plan.

SFAS 88 requires accelerated amortization or immediate recognition of unrecognized prior service costs which resulted in a loss of approximately $83,000 which was recorded in the second quarter of 2006.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

12.	PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

The transfer of plan assets to the MTA DB Pension Plan on March 3, 2006, resulted in the settlement of the Company’s obligation with regard to the plan assets and liabilities.

SFAS 88 requires accelerated amortization or immediate recognition of the plan’s experience gain/(loss) as of the date of settlement or asset transfer date. As a result, Green’s recognition of a loss of approximately $777,000 due to the transfer of assets in excess of the benefit liability plus the immediate recognition of the existing gain of approximately $62,000 as of the asset transfer done on March 3, 2006, resulted in an overall settlement loss of approximately $715,000. This charge was recorded in the second quarter of 2006.

Union:

In addition, Green maintained a defined benefit pension plan which covered substantially all of its union employees. Participant benefits were based on the employee’s monthly pay as of December 31, 1997 plus a flat dollar monthly benefit for service after 1997. Green’s funding policy was to contribute annually an amount that did not exceed the maximum amount that can be deducted for federal income tax purposes, in accordance with guidelines contained in the union contract. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consisted primarily of money market funds, corporate bonds, common and preferred equity securities, government securities and fixed income contracts.

The Agreement with the City provided that all eligible members of the plan join the City plan and would be credited for all service with the Company for the purposes of vesting and benefit accruals and that benefits for all eligible members of the plan would be on substantially the same terms and conditions as the current non-union plan.

12.	PENSION PLAN AND OTHER RETIREMENT BENEFITS (Continued):

The following table presents certain financial information for Green’s union defined benefit pension plan for the year ended December 31, 2006 (in thousands):

Year Ended December 31,
2006
Components of net periodic benefit cost:

Service cost	$ 61
Interest cost	3,944
Expected return on plan assets	(4,830)
Amortization of transition amount	771
Recognized actuarial loss	-
Amortization of prior service costs	-
Net periodic benefit cost	(54)
Curtailment loss	578
Settlement loss	8,494
Total pension expense	$ 9,018

Other Retirement Benefits:

The Company sponsors retirement benefits to its non-union employees under a defined contribution 401(k) plan (the “Plan”) which covers all employees who, at the Plan’s anniversary date, had completed one year of service and are at least 21 years of age. The amount contributed to the Plan and charged to benefit cost for the year ended December 31, 2008, 2007 and 2006 was $228,475, $197,330, and $0, respectively.

The Company sponsors retirement benefits to its union employees under a defined contribution 401(k) plan (the “Plan”) which covers all employees who, at the Plan’s anniversary date, had completed one year of service and are at least 21 years of age. The amount contributed to the Plan and charged to benefit cost for the year ended December 31, 2008, 2007 and 2006 was $297,860, $102,832, and $0, respectively.

The Company participates in a multiemployer plan that provides additional retirement benefits. The amount contributed to the Plan and charged to benefit cost for the year ended December 31, 2008, 2007 and 2006 was $263,626, $242,435, and $0, respectively.

13.	RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin Moscou Faltischek, P.C. (“RMF”), which has acted as counsel to the Company for approximately ten years. Fees incurred by the Company to RMF for the years ended December 31, 2008, 2007, and 2006 were $927,867, $584,605 and $43,743, respectively.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

13.	RELATED PARTY TRANSACTIONS (Continued):

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

Lighthouse Real Estate Advisors, LLC (“LREA”) an affiliate of Lighthouse, of which Paul A. Cooper is a member, received a leasing commission between 2003 and 2006 for the leasing of 23-85 87th Street, East Elmhurst, New York on behalf of a subsidiary of the Company to Avis Rent-A-Car System, Inc. in the aggregate sum of $1,100,000 (3.056% of gross rent). LREA also received a leasing commission in 2006 for the leasing of 85-01 24th Avenue, East Elmhurst, New York on behalf of Triboro Coach Holding Corp. (a subsidiary) to New York City in the aggregate sum of $840,540 (1.318% of gross rent).

In addition, Lighthouse Real Estate Management, LLC (“LREM”), an affiliate of LREA and Lighthouse, received a leasing commission in 2006 for the leasing of 114-15 Guy Brewer Boulevard, Jamaica, New York on behalf of Jamaica Bus Holding Corp. (a subsidiary) to New York City in the aggregate sum of $615,000 (1.645% of gross rent). LREM also received a leasing commission in 2006 for the leasing of (i) 165-25 147th Avenue, Jamaica, New York and (ii) 49-19 Rockaway Beach Boulevard, Edgemere, New York on behalf of Green Bus Holding Corp. to New York City in the aggregate sum of $1,281,579 (1.528% of gross rent).

The Avis fee was for finding the tenant and negotiating the lease. The New York City fees were for negotiating the leases. Paul A. Cooper is one of several partners or members of Lighthouse, LREA and LREM.

Green had an agreement with Varsity Transit, Inc. (“Transit”), an affiliate, under which Transit provided the Company with certain administrative and data processing services. Total service fees incurred under this agreement and included in other nonoperating expenses were $0, $0 and $930,019 in 2008, 2007 and 2006, respectively.

14.	INCOME TAXES:

Effective July 1, 2007, the Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to it stockholders equal at least the amount at its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable minimum tax and may not be able to qualify as a REIT for subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries are subject to federal, state, and local income taxes.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

14.  INCOME TAXES (Continued):

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the period from January 1, 2008 through December 31, 2008 (in thousands):

	2008 (unaudited)	2007 (unaudited)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliated companies	$ 4,036	$ 6,854
Less: GAAP net income of taxable subsidiaries	(138)	(3,300)
GAAP net income from REIT operations	3,898	3,554
Prepaid expenses	88	-
Stock-based compensation	220	-
Remediation costs deductible for tax purposes	518	(220)
Deferred income	375	-
Estimated tax depreciation in excess of book depreciation	891	-
Deferred rent	(1,359)	(655)
Adjustable taxable income subject to 90% dividend requirements	$ 4,631	$ 2,679

Dividend distributions for the year ended December 31, 2008 were characterized for federal income tax purposes as 100% ordinary income.

Taxable REIT Subsidiaries

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include Shelter Express, Inc. and subsidiaries.

Income taxes have been provided for through the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting bases and the tax bases of the TRS assets and liabilities.

As a result of the election of the REIT status, during 2007 the Company wrote-off approximately $268,000 of deferred tax assets net of deferred tax liabilities which resulted in a charge of $268,000 to the accompanying consolidated statement of income for the year ended December 31, 2007.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

14.  INCOME TAXES (Continued):

The provisions for income taxes from continuing operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$ (77)	$ 539	$ 451
State and local	239	409	582
Deferred	421	242	(117)
Total tax provision	$ 583	$ 1,190	$ 916

The provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$ -	$ 232	$ 2,840
State and local	-	(133)	823
Deferred	-	16	(3,529)
Total tax provision	$ -	$ 115	$ 134

                Prior to the year ended December 31, 2008, taxable income (loss) from continuing operations has been determined prior to the elimination of intercompany transactions.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended December 31,
	2008	2007	2006

Income tax (benefit) at the United States Federal statutory rate of 34%	$ 1,372	$ 2,625	$1,009
State and local taxes, net of federal benefit	484	926	-
Write-off of deferred tax assets and liabilities in connection with the election of REIT status	-	(268)	-
Tax effect of REIT related income included in net income.	(1,325)	(1,208)	-
Tax effect of REIT related income for state and local taxes, net of federal tax benefit	(468)	(426)	-
Tax effect of timing differences book and tax	520	(459)	(93)
Provision for income taxes	$ 583	$ 1,190	$ 916

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

14.	INCOME TAXES (Continued):

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) from continuing operations at December 31, 2008 and 2007 are as follows:

Deferred tax assets (liabilities):
	December 31,
	2008	2007
Deferred tax assets:
State and local taxes, net	$ -	$ -
Book over tax depreciation	-	-
Discounted unpaid losses	-	338
Environmental investigation and feasibility study	-	-
Other	-	3
Total deferred tax assets	$ -	$ 341

Deferred tax liabilities:
Deferred rental income	$ -	$ -
Tax depreciation	(95)	-
Vacation accrual	(21)	19
Installment sale	(31)	23
Other	(11)	36
Total deferred tax liabilities	$ (158)	$ 78

Net deferred tax (liability) assets	$ (158)	$ 263

               Deferred tax assets arise from net operating loss carry-forwards and discounted unpaid losses in the aggregate amount of approximately $3,500,000. The Company has recorded a full valuation allowance against the deferred tax assets as it does not consider realization of such assets to be likely.

Prior to the Reorganization, Green and two affiliates (who were merged into the Company) owned all of the common stock of Command Bus Company and GTJ Co., Inc. which were accounted for under the equity method. Green and its affiliates exercised significant influence over the affiliates and intended to maintain permanent investments in these affiliates. Accordingly, taxes were not provided on the undistributed earnings of these affiliates prior to January 31, 1993 (SFAS No. 109 adoption). Accumulated undistributed earnings (losses) of affiliates for which no provision (benefit) for income taxes has been made was approximately $(561,000) and $(682,000) at December 31, 2007 and 2006, respectively.

The Company elected a fiscal year ended June 30th for tax reporting purposes. For the period July 1, 2006 to June 30, 2007, the Company filed a tax return in the U.S. federal tax jurisdiction and the states of New York, New Jersey, California, Arizona and New York City. The tax returns included the results of GTJ REIT, Inc. for the period July 1, 2006 through June 30, 2007 and the results of the Companies acquired in the Reorganization for the period April 1, 2007 through June 30, 2007. During January 2008, the Company elected to change its year end from June 30th to December 31st for tax reporting purposes. As a result, the Company had filed a tax return for the period July 1, 2007 through December 31, 2007 which included the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the TRS.  During February 2009, the TRS's elected to change their fiscal year end from June 30th  to December 31st and as a result will file a tax return for the period July 1, 2008 to December 31, 2008.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) -- an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

At the date of adoption, and as of December 31, 2008 and 2007, the Company does not have a liability for unrecognized tax benefits.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

14.	INCOME TAXES (Continued):

Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. federal or state and local income tax examinations by tax authorities for years after 2004. Green had net operating losses and tax credit carry forwards which may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2007.

Green Bus Lines, Inc., and Subsidiary was under examination by the Internal Revenue Service for its U.S. corporate income tax return for the tax year ended December 31, 2005. The audit was completed in 2008 and there were no adjustments proposed in connection with the examination.

The Company restated the accompanying consolidated financial statements for the year ended December 31, 2006 to reflect the correction of an error made in 2006 related to recording a federal and state income tax expense entry. The error had no effect on net income for the year ended December 31, 2007. Had the error not been made, net income for Green would have increased by $600,000 ($159.29 per share) for the year ended December 31, 2006 (see Note 18).

15.	COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of the Company’s common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company’s common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009.  The Court has ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The claimants are seeking sums substantially in excess of the Company’s good faith offer. The Company cannot predict its liability if any, for sums in excess of the payment it has made to date. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

15.	COMMITMENTS AND CONTINGENCIES (Continued):

burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby the Company has committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company’s initial engineering report had an estimated cost range in which the low-end of the range, of approximately $1.4 million was only for the Study. In addition, a high-end range estimate, of approximately $2.6 million was included, which provided a “worst case” scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate.

In May 2008, the Company received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of December 31, 2008 and 2007 the Company has recorded a liability of approximately $1.6 million and $1.0 million, respectively as disclosed in the engineering report. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is a commercial zone and is still used as transit depots, including maintenance of vehicles.

Leases:

The Company’s principal office is located in 6,912 square feet at 444 Merrick Road, Lynbrook, NY (including 3,545 square feet effective March, 2008), which it leases from a partnership owned in part by Paul A. Cooper, a Director and Officer of the Company. Future minimum rent payable under the terms of the leases, as amended, amount to $208,631, and $141,841 during the years 2009 and 2010, respectively.

The Company recorded lease payments through the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities and certain office and transportation equipment, which amounted to $891,159, $547,362, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, future minimum lease payments in the aggregate and for each of the five succeeding years and thereafter are as follows (in thousands):

2009	$ 913
2010	688
2011	481
2012	491
2013	463
Thereafter	530
Total	$ 3,566

16.	SIGNIFICANT TENANT:

Three tenants, included in the consolidated statement of income, constituted 100% of rental revenue for the year ended December 31, 2008, two tenants constituted 100% of the rental income for the year ended December 31, 2007 and one tenant constituted 100% of the rental income for the year ended December 31, 2006.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

17.	FUTURE MINIMUM RENT SCHEDULE:

Future minimum lease payments to be received by the Company as of December 31, 2008 under noncancelable operating leases for the next five years and thereafter are as follows (in thousands):

2009	$ 12,087
2010	12,015
2011	12,589
2012	11,847
2013	10,372
Thereafter	147,962
$ 206,872

The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

18. DECEMBER 31, 2006 RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

During the year ended December 31, 2007, the consolidated financial statements for the year ended December 31, 2006 had been restated to reflect the correction of an error related to recording a federal and state income tax expense entry. The effect of the restatement was to increase Green’s net income for the year ended December 31, 2006 by approximately $600,000 and $159.29 per share.

19. FAIR VALUE MEASUREMENT:

           The Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities effective January 1, 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

            Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

19.	FAIR VALUE MEASUREMENT (Continued):

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

-	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

-

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability.

-

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2008.

Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$ 4,313	$ 4,313	$ 4,313	$ -	$ -

               Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

20.	SEGMENTS:

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

As a result of the Company’s exit from the Paratransit business on September 30, 2008 (See Note 3), the Company operates in three reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, and Insurance Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

Real Estate Operations rents Company-owned real estate located in New York and Connecticut.

Outside Maintenance and Shelter Cleaning Operations provide outside maintenance and cleaning services to outdoor advertising companies and governmental agencies in New York, New Jersey, Arizona and California.

Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from an unrelated insurance company based in the United States of America.

The summarized segment information (excluding discontinued operations), as of and for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Year Ended December 31, 2008
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 12,185	$ 30,258	$ -	$ (1,085)	$ 41,358
Operating expenses	6,175	29,736	154	(857)	35,208
Operating income (loss)	6,010	522	(154)	(228)	6,150
Other income (expense)	(2,112)	(251)	21	228	(2,114)

Income (loss) from continuing operations before income taxes	3,898	271	(133)	-	4,036
Benefit from (provision for) income taxes	78	(661)	-	-	(583)
Income (loss) from continuing operations	$ 3,976	$ (390)	$ (133)	$ -	$ 3,453
Capital expenditures	$ 23,809	$ 799	$ -	$ -	$ 24,608
Depreciation and amortization	$ 1,132	$ 176	$ -	$ -	$ 1,308
Total assets (1)	$ 182,833	$ 14,042	$ 3,043	$ (58,025)	$ 141,893

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

20.	SEGMENTS (Continued):

Year Ended December 31, 2007

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 9,451	$ 26,059	$ -	$ (1,975)	$ 33,535
Operating expenses	4,245	23,233	100	(1,551)	26,027
Operating income	5,206	2,826	(100)	(424)	7,508
Other income (expense)	(79)	(422)	291	424	214
Income from continuing operations before income taxes and equity in earnings of affiliated companies	5,127	2,404	191	-	7,722
Provision for income taxes	(1,162)	(28)	-	-	(1,190)
Equity in earnings of affiliated companies, net of tax	60	-	-	-	60
Income from continuing operations	$ 4,025	$ 2,376	$ 191	$ -	$ 6,592
Capital expenditures	$ -	$ 584	$ -	$ -	$ 584
Depreciation and amortization	$ 344	$ 219	$ -	$ -	$ 563
Total assets (2)	$ 136,249	$ 14,817	$ 4,119	$ 33,856	$ 121,329

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

20.	SEGMENTS (Continued):

Year Ended December 31, 2006
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 3,908	$ -	$ -	$ -	$ 3,908
Operating expenses	940	-	-	-	940
Operating income	2,968	-	-	-	-
Other income (expense)	-	-	-	-	-

Income from continuing operations before income taxes and equity in earnings of affiliated companies	2,968	-	-	-	2,968
Provision for income taxes	(916)	-	-	-	(916)
Equity in loss of affiliated companies, net of tax	(501)	-	-	-	(501)
Income from continuing operations	$ 1,551	$ -	$ -	$ -	$ 1,551
Capital expenditures	$ -	$ -	$ -	$ -	$ -
Depreciation and amortization	$ 281	$ -	$ -	$ -	$ 281
Total assets	$ 23,942	$ -	$ -	$ -	$ 23,942

(1). Does not include assets of the discontinued Paratransit operation totaling $730.

(2). Does not include assets of the discontinued Paratransit operation totaling $3,368

21.	SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2008
Revenues	$9,832	$11,281	$10,198	$10,047
Net income (loss)	$128	$1,187	$(602)	$8
Per common share (basic and diluted) (a)	$0.01	$0.09	$(0.04)	$0.00
2007
Revenues	$999	$11,505	$10,802	$10,229
Net income	$573	$1,777	$1,407	$1,643
Per common share (basic and diluted) (a)	$2.58	$0.18	$0.15	$0.13
2006 (Restated)
Revenues	$913	$999	$999	$997
Net income (loss)	$7,042	$(847)	$(5,584)	$1,214
Per common share (basic and diluted) (a)	$1,869.58	$(224.88)	$(1,482.54)	$322.37

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

22.	DISTRIBUTIONS:

In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

The following table presents dividends declared by the Company since its election of REIT status on its common stock for the years ended December 31, 2008 and 2007.

			Tax Purposes
			Ordinary Income		Qualified Dividend Income		Capital Gain Distribution		Dividend Classified as Return of Capital
	Total	Dividend		Dividend		Dividend		Dividend		Dividend
	Dividends	Paid		Paid		Paid		Paid		Paid
Year	Paid	Per Share	Percent	Per Share	Percent	Per Share	Percent	Per Share	Percent	Per Share

2008	$ 4,581	$ 0.340	100.00%	$ 0.340	-	$ -	-	$ -	-	$ -

2007	$ 64,541	$ 6.615	3.25%	$ 0.215	96.75%	$ 6.400	-	$ -	-	$ -

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

23.	REAL ESTATE AND ACCUMULATED DEPRECIATION:

Information relating to real estate and accumulated depreciation as of December 31, 2008 are as follows (in thousands):

Description	Encum-brances	Initial Costs Land	Initial Costs Buildings	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2008	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired	Depreciable Lives

Farms Springs Road	$-	$3,533	$16,248	$-	$19,781	$658	$19,123	2008	10-25 years
165-25 147th Avenue	$250	$360	$3,821	$1,314	$5,495	$4,600	$895	(A)	10-25 years
49-19 Rockaway Blvd.	$250	$74	$783	$673	$1,530	$1,346	$184	(A)	10-25 years
85-01 24th Avenue	$250	$38,210	$937	$-	$39,147	$145	$39,002	(A)	10-25 years
114-15 Guy Brewer Blvd.	$250	$23,100	$6	$-	$23,106	$-	$23,106	(A)	10-25 years
612 Wortman Avenue	$-	$14,400	$323	$-	$14,723	$270	$14,453	(A)	10-25 years
23-85 87th Street	$-	$8,907	$117	$-	$9,024	$-	$9,024	(A)	10-25 years
	$1,000	$88,584	$22,235	$1,987	$112,806	$7,019	$105,787

(A) Acquired by the Company in March 2007 upon the reorganization. See Note 1 to financial statements. The Bus Companies acquired these properties from 10 to 70 years ago.

The changes in real estate for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balance at beginning of year	$93,025	$7,025	$7,025
Property acquisitions	19,781	86,000	-
Improvements	-	-	-
Retirements / disposals	-	-	-
Balance at end of year	$112,806	$93,025	$7,025

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2008 was approximately $48,600.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for three years ended December 31, 2007 are as follows:

	2008	2007	2006
Balance at beginning of year	$6,036	$5,476	$5,195
Depreciation for year	983	560	281
Retirements / disposals	-	-	-
Balance at end of year	$7,019	$6,036	$5,476

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. During our review we determined that the Company does not have sufficient accounting staff which impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters. During the fourth quarter of 2008 the Company hired a Chief Financial Officer which has had a significant positive impact on our disclosure controls and procedures over financial reporting. Based on that review, evaluation and subsequent remediation, our Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of December 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the hiring of a Chief Financial Officer. The Company continues, however, to implement suggestions from its Independent Accounting Consultant on ways to strengthen existing controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors consists of eight members, five of whom are deemed independent as defined by the rules of the Nasdaq Capital Market and the North American Securities Administration Association (“NASAA”) guidelines. A director is deemed to be independent if in the last two years he or she is not associated, directly or indirectly, with us. Serving as a director of an affiliated company does not, by itself, preclude a director from being considered an independent director, in accordance with the guidelines of NASAA applicable to REITs. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required. Written or electronic materials are distributed in advance of meetings as a general rule and our Board of Directors schedules meetings with, and presentations from, members of our senior management on a regular basis and as required.

Directors are elected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class I directors have a term expiring at the Annual Meeting in 2010 and until their successors are elected and qualified. Class II directors have a term expiring at the Annual Meeting in 2011 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2009 and until their successors are elected and qualified. Directors elected at such time shall be elected to three year terms. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

The Board of Directors held meetings during the 2008 fiscal year. All of the Directors attended at least 75% of the meetings of the Board of Directors and of the committees on which they served. We encourage all members of the Board of Directors to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2008 Annual Meeting of stockholders, all of the members of the Board of Directors attended.

            The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 1, 2009:

Name	Age	Position
Jerome Cooper	80	President and Chief Executive Officer and Chairman of the Board of Directors and Class III Director
Paul Cooper	48	Vice President and Class II Director
Douglas Cooper	62	Vice President, Treasurer and Secretary and Class I Director
David J. Oplanich	40	Chief Financial Officer
Michael Kessman	57	Chief Accounting Officer
David Jang	48	Class II Director
John J. Leahy	66	Class III Director
Donald M. Schaeffer	58	Class III Director
Harvey I. Schneider	75	Class I Director
Joseph F. Barone	74	Class I Director

The principal occupation and business experience of each of the directors and executive officers are as follows:

Jerome Cooper has been a director and Chief Executive Officer of the Company since June 2006. Jerome Cooper has been principally employed as the Chief Executive Officer of the Company and its subsidiaries since March, 2007. Prior to that Jerome Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for the past 10 years. Jerome Cooper received a Bachelors degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law. Jerome Cooper is Paul Cooper’s father and Douglas Cooper’s uncle.

Paul A. Cooper has been a director and Vice President of the Company since June, 2006. For more than five years, Paul Cooper’s principal occupation has been as principal of Lighthouse Real Estate Ventures and of its affiliates (collectively “Lighthouse”). Lighthouse owns, manages and leases commercial office buildings in the Greater New York metropolitan area for its own account and the account of its investors. Paul Cooper received a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the son of Jerome Cooper and the cousin of Douglas A. Cooper.

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

David J. Oplanich has been Chief Financial Officer of the Company since October 2008. Prior to GTJ he has been Vice President of Finance of Arbor Realty Trust, Inc., a publicly-traded real estate investment trust, and Arbor Commercial Mortgage, LLC, a commercial lending institution since May 2006. Mr. Oplanich has also served as Director of Finance for the Americas at GretagMacbeth LLC, which manufactures electronic photographic control systems, Vice President and Controller of Turbo Chef Technologies, Inc., a publicly-traded manufacturer of high-speed commercial ovens and Vice President – Treasurer of Charter Financial, Inc. and independent leasing and lending company. Mr. Oplanich graduated from Pace University with a Bachelors of Business Administration degree in accounting and is a licensed Certified Public Accountant in the State of New York.

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

Joseph F. Barone has been a director of the Company since February 2009. Mr. Barone has been President of Insurance Financial Services, Inc., a provider of a wide variety of services to the insurance industry, including expert testimony as well as capital raising efforts such as, initial public offerings, private placements and mergers and acquisitions. Mr. Barone was formerly a member of the Board of Directors of the Bus Companies. In addition, Mr. Barone has been Senior Vice President of Swiss ReServices Corporation, Managing Director of Bear, Stearns & Co. Inc. and Vice President of Salomon Brothers Inc. Mr. Barone graduated from Brandeis University with a B.A. in economies in 1956 and received a Masters degree in Business Administration from New York University in 1961. He is a chartered financial analyst. Mr. Barone is deemed an independent director.

Committees of our Board of Directors

Audit Committee

We have an Audit Committee comprised of three directors Messrs. Leahy, Schaeffer and Schneider, all of whom are deemed independent directors. Mr. Schaeffer is designated as Chairman. Our Board of Directors has determined that Mr. Schaeffer is a financial expert and meets the criteria for independence as described in the Securities and Exchange Act of 1934, as amended. The audit committee:

•	makes recommendations to our Board of Directors concerning the engagement of independent public accountants;

•	reviews the plans and results of the audit engagement with the independent public accountants;

•	approves professional services provided by, and the independence of, the independent public accountants;

•	considers the range of audit and non-audit fees; and

•	consults with our independent public accountants regarding the adequacy of our internal accounting controls.

During the fiscal year ended December 31, 2008, the Audit Committee held two meetings and two members attended all of the meetings and one member attended 50% of the meetings.

Executive Compensation Committee

We have an Executive Compensation Committee (the "Compensation Committee") comprised of Messrs. Jang, Leahy and Schneider, all of whom are deemed independent directors. Mr. Jang is designated as Chairman, The Executive Compensation Committee is to establish compensation policies and programs for our directors and executive officers. During the fiscal year ended December 31, 2008, the Executive Compensation Committee held four meetings and all of the members attended all of the meetings.

No Nominating Committee

The Board of Directors does not have a Nominating Committee. Instead, the full Board of Directors carries out the duties of a nominating committee. The Board of Directors has not adopted written guidelines regarding nominees for director.

              In February 2009, the Board of Directors formed an executive committee of the Board to be designated the Communications Committee. The purpose of the Communications Committee is to explore and identify improved methods of communication between management and the stockholders. The members of the Communications Committee are Messrs. Barone, Jang, Leahy, Schneider and Douglas Cooper.

Directors’ compensation

We pay each of our non-officer directors an annual retainer of $10,000 and annually grant a 5,000 share stock option at fair market value on the date of grant. In addition, we pay non-officer directors $500.00 for attending each board and committee meeting.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees, including our principal executive officer and principal financial officer. A copy of the Code of Business Conduct and Ethics will be provided to any person without charge upon written request to our address to the attention of the Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2008 should be read together with the compensation tables and related disclosures set forth below.

Overview of Objectives

The Compensation Committee of the Board of Directors establishes compensation policies, plans and programs to accomplish three objectives:

•	to keep, incentivize and reward highly capable and well-qualified executives;

•	to focus executives’ efforts on increasing long-term shareholder value; and

•	to reward executives at levels which are competitive with the marketplace for similar positions and consistent with the performance of each executive and of our company.

Our executive compensation program is designed to reward an individual’s success in meeting and exceeding performance in various leadership functions, coupled with the ability to enhance long-term shareholder value. Some of the key elements in considering an executive’s level of success are the executive’s:

•	effectiveness as it relates to our overall financial, operational, and strategic goals;

•	the individual’s level of responsibility and the nature and scope of these responsibilities;

•	contribution to our financial results;

•	effectiveness in leading initiatives to increase customer value and overall productivity; and

•	contribution to our commitment to corporate responsibility, as well as, compliance with applicable laws, regulations, and the highest ethical standards.

                Elements of Compensation

Our executive compensation program includes the following elements:

•	annual compensation which is comprised of base salary, cash bonus, and other annual types of compensation; and

•	long-term compensationwhich may include the award of stock options, and similar long-term compensation.

The Compensation Committee from time to time, evaluates and discusses the performance of certain executives. This evaluation and discussion may include, among other things, a review of the contribution and performance of such executive to our overall performance, strengths, weaknesses, and development plans. Following this evaluation and discussion, input, as needed, is obtained from other senior officers. A discussion is held and the Compensation Committee makes its own assessment and determines the compensation of each executive. The committee continually strives to balance annual and long-term compensation by examining the entire compensation package of each executive.

Annual Compensation

Each compensation element is specifically designed to meet the objectives outlined above. As such, in determining the annual compensation budget for the current year and in fixing levels of executive compensation, the Compensation Committee considered:

•	our performance relative to our growth and profitability goals and its peers’ performance, both in the local geographic area and in institutions with similar lending portfolios;

•	the relative individual performance of each executive; and

•	our cash needs.

Base Salary

In establishing a base salary for executives, the following factors were considered: (i) the duties, complexities, specialization, and responsibilities of the position; (ii) the level of experience and/or training required; (iii) the impact of the executive’s decision-making authority; and (iv) the compensation for positions having similar scope and accountability within and outside the Company.

The Compensation Committee, where it deems appropriate, reviews publicly available local, regional, and national compensation data to benchmark executive compensation. We believe that executive talent extends beyond our direct competitors and industry; therefore, the data may include a broad comparison group. While benchmarking provides a very useful tool, the Compensation Committee understands that an effective compen-

sation program is based primarily on performance; therefore, adjustments to base salary benchmarks are driven primarily by individual performance and our projected cash needs.

                Other Compensation

Jerome Cooper has been granted the use of a company-owned vehicle. The use of the company-owned vehicle provides an expense-saving opportunity, as this vehicle is used for business-related travel as needed, helping to cut out-of-pocket travel expenses. In addition, David J. Oplanich, Stanley Brettschneider and Michael Kessman are reimbursed for costs associated for gas and tolls as their personal vehicles are used for business-related travel as needed, helping to cut out-of-pocket travel expenses.

Long-Term Compensation

The Compensation Committee continually strives to achieve a balance between promoting strong annual growth and ensuring long-term viability and success. To reinforce the importance of balancing these views, executives may be provided long-term incentives.

Stock Options

Our Compensation Committee believes that stockholder value of our Company can be further increased by aligning the financial interests of our key executives and certain other employees with those of our stockholders. Awards of stock options pursuant to our 2007 Incentive Award Plan (the “2007 Plan”) are intended to meet this objective and constitute the long-term incentive portion of executive compensation. Participation in the 2007 Plan is specifically approved by the Board of Directors and consists of our directors and employees.

2007 Incentive Award

Our Board of Directors adopted the 2007 Plan on June 11, 2007. The stockholders approved the 2007 Plan at the annual meeting of stockholders held on February 7, 2008. The following is a summary of the principal features of the 2007 Plan. This summary highlights information from the 2007 Plan. Because it is a summary, it may not contain all the information that is important to you. To fully understand the 2007 Plan, you should carefully read the entire 2007 Plan.

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

Nonqualified stock options, or NQSOs, provide for the right to purchase our Common Stock at a specified price which, except with respect to NQSOs intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), may not be less than fair market value on the date of grant, and usually will become exercisable, in the discretion of the administrator, in one or more installments after the grant date. The exercisability of the installments of a NQSO may be subject to the satisfaction of individual or company performance criteria established by the administrator. NQSOs may be granted for any term specified by the administrator.

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

Option grants to non-officer Directors

Each of our non-officer Directors will receive an option for 5,000 shares of our common stock as of the date of their appointment and a similar option at each annual meeting of our stockholders thereafter (“Director Options”). Each person who thereafter is elected or appointed as a non-officer director will receive a Director Option on the date such person is first elected as a non-officer director and at each annual meeting of our stockholders thereafter. The Director Options will vest on grant.

Amendment and Termination of the 2007 Plan

The Board of Directors may not, without stockholder approval, amend the 2007 Plan to increase the number of shares of our stock that may be issued under the 2007 Plan.

The Board of Directors may terminate the 2007 Plan at any time. The 2007 Plan will be in effect until terminated by the Board of Directors. However, in no event may any award be granted under the 2007 Plan after ten years following the 2007 Plan’s effective date. Except as indicated above, the Board of Directors may modify the 2007 Plan from time to time.

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

                Summary Compensation Table

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the three years ended December 31, 2008:

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Stanley Brettschneider, Officer of Subsidiaries	2008	$491,253	—	—	—	$7,380(2)(4)	$498,633
	2007	$528,328	—	—	—	$7,186(2)(4)	$535,514
	2006	$496,443	—	—	—	—	$496,443
Jerome Cooper,President, Chief Executive Officer and Director	2008	$509,618	—	—	$63,251	$ 7,127(2)(4)	$579,996
	2007	$464,623	—	—	—	$ 7,184(2)(4)	$471,807
	2006	$420,257	—	—	—	$ 436(4)	$420,693
Michael I Kessman, Chief Accounting Officer	2008	$227,000	—	—	—	$24,843(1)(2(4)	$251,844
	2007	$212,191	—	—	—	$23,129(1)(2(4)	$235,320
	2006	$211,241	$10,000	—	—	$4,422 (4)	$225,663
David J. Oplanich, Chief Financial Officer	2008	$54,619	—	—	—	$40 (4)	$54,659
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Paul Cooper, Vice President and Director	2008	$152,886	—	—	$31,625	$2,816 (2)(4)	$187,327
	2007	$92,308	—	—	—	—	$92,308
	2006	—	—	—	—	—	—
Douglas Cooper, Vice President, Treasurer, Secretary and Director	2008	$152,886	—	—	$31,625	2,816 (2)(4)	$187,327
	2007	$92,308	—	—	—	—	$92,308
	2006	—	—	—	—	$16,050(3)	$16,050

____________________

(1) Consists of unpaid vacation pay.

(2) Consists of 401(K) contributions.

(3) Consists of pension contributions.

(4) Includes life insurance premiums

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the we specifically incorporate it by reference into a filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on our review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

David Jang

John J. Leahy

Harvey I. Schneider

Grants of Plan Based Awards

All options granted to our named executive officers in 2008 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 were granted under our 2007 Plan.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2008:

Grants of Plan-Based Awards
			All Other Option Awards:
Name	Date on Which the Board or Directors Took Action	Grant Date(1)	Number of Securities Underlying Options	Exercise of Base Price of Option Awards(2)	Grant Date Fair Value of Stock and Options Awards(3)
Jerome Cooper	6/11/07	-	100,000	-	$1,114,000

Paul A. Cooper	6/11/07	-	50,000	-	557,000

Douglas A. Cooper	6/11/07		50,000	-	557,000

David J. Oplanich	-	-	-	-	-

Michael Kessman	-	-	-	-	-

________________

(1)	The Board of Directors approved options to certain named executive officers. The stockholders approved the 2007 Stock Incentive Plan on February 7, 2008.
(2)	The exercise price of the options will be determined in good faith by our Board of Directors.
(3)	The options will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

Outstanding Equity Awards At 2008 Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers outstanding as of December 31, 2008:

		Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options -Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price (1)	Option Expiration Date (2)
Jerome Cooper, President, Chief Executive Officer and Director	33,333	---	66,667	$11.14	June 2017

Paul Cooper, Vice President and Director	16,666	---	34,334	$11.14	June 2017

Douglas Cooper, Vice President, Treasurer, Secretary and Director	16,666	---	34,334	$11.14	June 2017

David J. Oplanich, Chief Financial Officer	---	---	---	---	---

(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.
(3)

The options granted Messrs. J. Cooper, P. Cooper, D. Cooper become exercisable as to 33.3% of the underlying shares, June 11, 2008, 33.3% of the underlying shares shall become exercisable on June 11, 2009 and 33.3% of the underlying shares shall become exercisable on June 11, 2010.

          Option Exercises and Stock Vested

No options were exercised by our named executive officers in 2008.

Pension Benefits

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments Upon Termination or Change in Control

None.

Non-Officer Director Compensation

The following table sets forth a summary of the compensation we paid to our non-officer directors in 2008:

Name	Fees Earned or Paid Cash	Stock Awards	Option Awards	Non-Stock Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Jang	$15,500	-	$28,460	-	-	-	$43,960
John J. Leahy	17,000	-	28,460	-	-	-	45,460
Donald M. Schaeffer	15,000	-	28,460	-	-	-	43,460
Harvey I. Schneider	15,000	-	18,973	-	-	-	33,973
Joseph F. Barone	-	-	-	-	-	-	-

(1)       The amounts shown are the compensation costs recognized by us in 2008 for option awards as determined by FAS 123(R).

Our non-officer Directors receive the following forms of compensation:

•	Annual Retainer. Our independent Directors receive an annual retainer of $10,000.
•	Meeting Fees. Our independent Directors receive $500 for each Board meeting, each committee meeting attended in person or by telephone.
•

Equity Compensation. Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each independent director receives 5,000 share stock option at fair market value on the date of grant.

•

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

Our charter provides that none of our Directors or officers will be liable to our company or our stockholders for money damages and that we will indemnify and pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to our Directors, our officers, their affiliates and any individual who, while our director or officer at our request, served as a director, trustee, partner or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise for losses they may incur by reason of their service in those capacities; provided, however, we will not indemnify or hold harmless our Directors and officers unless all of the following conditions are met:

•	the party was acting on behalf of or performing services on the part of our company;

•	our Directors and officers have determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of our company;

•	such indemnification or agreement to be held harmless is recoverable only out of our net assets and not from our stockholders; and

•	such liability or loss was not the result of:

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

The SEC takes the position that indemnification against liabilities arising under the Securities Act is against public policy and unenforceable. Furthermore, our charter prohibits us from indemnifying our Directors for liabilities arising from or out of a violation of state or federal securities laws, unless one or more of the following conditions are met:

•	there has been a successful determination on the merits of each count involving alleged securities law violations as to the party seeking indemnification;

•	such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the party seeking indemnification; or

•

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

We may advance amounts to persons entitled to indemnification for reasonable expenses and costs incurred as a result of any proceeding for which indemnification is being sought in advance of a final disposition of the proceeding only if all of the following conditions are satisfied:

•	the legal action relates to acts or omissions with respect to the performance of duties or services by the indemnified party for or on behalf of our company;

•

the legal action is initiated by a third party who is not a stockholder of our company or the legal action is initiated by a stockholder of our company acting in his or her capacity as such and a court of competent jurisdiction specifically approves such advancement;

•	the party receiving such advances furnishes our company with a written statement of his or her good faith belief that he or she has met the standard of conduct described above; and

•

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

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2009, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s Common Stock, (2) each of the Company’s directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 31, 2009.

Name and Address of Beneficial Owner	Amounts and Nature of Beneficial Ownership	Percentage of Class(9)
Jerome Cooper (1)	184,401	1.1%
Paul A. Cooper (2)	26,666	*
Douglas A. Cooper (3)	16,666	*
David J. Oplanich	-0-	*
Michael Kessman	-0-	*
David Jang (4)	20,000	*
John J. Leahy (5)	20,000	*
Donald M. Schaeffer (6)	20,000	*
Harvey I. Schneider (7)	15,000	*
Joseph F. Barone (8)	98,392	*
All Executive Officers and Directors as a Group	401,125	2.98%

___________________

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 33,333 shares which may be purchased under the 2007 Plan.
(2)	Includes options to purchase 16,666 shares which may be purchased under the 2007 Plan.
(3)	Includes options to purchase 16,666 shares which may be purchased under the 2007 Plan.
(4)	Includes options to purchase 20,000 shares which may be purchased under the 2007 Plan.
(5)	Includes options to purchase 20,000 shares which may be purchased under the 2007 Plan.
(6)	Includes options to purchase 20,000 shares which may be purchased under the 2007 Plan.
(7)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.
(8)	Includes options to purchase 5,000 shares which may be purchased under the 2007 Plan.
(9)	Based on 13,472,281 shares outstanding as of March 15, 2009.

As of March 15, 2009, we have approximately 425 stockholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

Change In Control Or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and the Board of Directors or any change in control arrangements.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2006, our Directors and executive officers of the Bus Companies, as the case may be, and their affiliates and associates have engaged in the following transactions with the Company, (excluding customary salary payments as employees).

Paul A. Cooper

Paul A. Cooper is a director and officer of the Company. In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. This space is currently occupied by the Company. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. This lease will expire in April 2010. In February 2008, Lighthouse leased an adjoining 3,545 square feet of office space to the Company at an annual rent of approximately $106,000, which replaced 2,300 square feet of basement space covered by the prior lease having annual rent of approximately $37,000. The aggregate space now occupied by the Company is 6,912 square feet and the base rent is currently $200,548 for the combined space.

Lighthouse Real Estate Advisors, LLC (“LREA”), of which Paul Cooper is a member, received a leasing commission between 2003 and 2006 for the leasing of 23-85 87th Street, East Elmhurst, New York on behalf of a subsidiary of the Company to Avis Rent-A-Car System, Inc. in the aggregate sum of $1,100,000 (3.056% of gross rent). LREA also received a leasing commission in 2006 for the leasing of 85-01 24th Avenue, East Elmhurst, New York on behalf of Triboro Coach Holding Corp. to New York City in the aggregate sum of $840,540 (1.318% of gross rent).

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

Douglas A. Cooper

Douglas Cooper is a director and officer of the Company and a partner of Ruskin Moscou Faltischek, P.C. (“RMF”), which has acted as counsel to the Bus Companies and now acts as counsel to the Company. Fees paid to RMF for the three years ended December 31, 2008 were $685,054, $706,126 and $662,429, respectively representing fees and expenses for litigation with New York City and others, the sale of the Bus Companies’ bus assets to New York City or its agencies, preparation of all documentation related to the Reorganization and general corporate matters.

Stanley Brettschneider

Stanley Brettschneider is a key employee of outdoor maintenance businesses. Prior to September 1, 2003, the Bus Companies owned and operated a school bus operation, Varsity Transit, Inc. and Varsity Coach Corp. (“Varsity”). For the years ended December 31, 2002 and 2003, Varsity incurred losses from its school bus contract services of $3,485,620 and $3,971,856 respectively, due to the high costs associated with labor, benefits, and maintenance. Terminating this business would have resulted in approximately $6,000,000 of penalties, and a negative performance report available to other municipalities. Accordingly, starting in February 2003, the Bus Companies determined to dispose of Varsity’s buses and routes. In doing so, they met and negotiated with existing operators in the school bus industry, as well as entities (“Buyers”) associated with Stanley Brettschneider, and owned by his wife and children, including Varsity Bus. Mr. Brettschneider was then a key employee of the Bus Companies, a member of their boards of directors and is related by marriage to certain of our directors and officers.

Initially 282 of Varsity’s buses were sold to the Buyers for $3,101,708. Approximately 255 of Varsity’s routes were sold to the Buyers for an initial payment of $3,000 per route, equaling $765,000, and additional payments of $1,000 per year per route for three years based on the recent five year operating extension offered to the New York City School Bus Contractors by the Department of Education which will equal $765,000, a total of $1,530,000.

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

In connection with such sale, the Bus Companies leased to the Buyers a portion of the Wortman Property. Such leasing was on an oral basis, and the lease was reduced to writing in 2006. The lease, which began in 2003 and terminates in 2010, is subject to extension as described in Item 1 – Business Description of REIT Business – Portfolio of Real Properties.

In 2003, the Bus Companies estimated that the lease to the Buyers would represent an underpayment of estimated and projected market rent for the premises so leased of approximately $3,350,000 through 2010, but nevertheless believed the transaction was in the best interest of the Bus Companies because it curtailed the Bus Companies’ losses of approximately $4 million per year, led to transactions with the Buyers and others for buses and routes aggregating an excess of $7 million and led to the vacancy of the 87th Street Property, then used for Varsity, so that the same could be leased to Avis Rent A Car for approximately $1.8 million a year. The underpayment of market rent appears, as of the current time, to be substantially in excess of such estimated and projected amount due to unforeseen increases in commercial rents in excess of the Consumer Price Index in the New York City metropolitan area and also due to significant increases in New York City real property taxes. In addition, the Buyers pay us a monthly fee for support services and purchase certain materials from us at book value. Varsity has four 5 year options to extend the term of the lease, starting in 2010, in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension.

We believe that the terms of the above described transactions are at least as favorable to the us and our subsidiaries as those which could have been obtained from non-related third parties.

Policy Concerning Related Party Transactions

In February 2009, our Board adopted a formal written policy (the “Policy”) concerning the identification, review and approval of Related Party Transactions (as such term is defined in the Policy).

Identification of Potential Related Party Transactions

Related Party Transactions will be brought to management’s and the Board’s attention in a number of ways. Each of our directors and executive officers is  instructed  and  periodically  reminded  to  promptly  inform  the

Secretary of any potential Related Party Transactions. In addition, each director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential Related Party Transactions.

Any potential Related Party Transactions that are brought to our attention are analyzed by our outside counsel in consultation with management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a Related Party Transaction requiring compliance with the Policy.

Review and Approval of Related Party Transactions

At each of its meetings, the Board will be provided with the details of each new, existing or proposed Related Party Transaction, including the terms of the transaction, the business purpose of the transaction, and the effects on the Company and the relevant Related Party. In determining whether to approve a Related Party Transaction, the Board will consider, among other factors, the following factors to the extent relevant to the Related Party Transaction:

-	whether the terms of the Related Party Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a Related Party;

-	whether there are business reasons for the Company to enter into the Related Party Transaction;

-	whether the Related Party Transaction would impair the independence of an outside director; and

-

whether the Related Party Transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or Related Party, the direct or indirect nature of the director’s, executive officer’s or Related Party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Board deems relevant.

Any member of the Board who has an interest in the transaction under discussion will abstain from voting on the approval of the Related Party Transaction, but may, if so requested by the Chairperson of the Board, participate in some or all of the Board’s discussions of the Related Party Transaction. Upon completion of its review of the transaction, the Board may determine to permit or to prohibit the Related Party Transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

Weiser LLP is our independent accountants and has reported on the financial statements in this 2008 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2008 and 2007 for professional services rendered by Weiser LLP in the following categories:

                                                                                 Year Ended December 31,

	2008	2007

Audit fees	$755,823	$ 538,048
Audit-Related Fees	$ 29,248	$ -
Tax Fees	$205,500	$ 53,200
Other Fees	$ -	$ -
Total	$990,571	$ 591,248

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

Tax fees. These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

All other fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

In accordance with Section 10A(i) of the Exchange Act, before Weiser LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit
2.1	Merger Agreement and Plan of Merger (Incorporated by reference to Registration Statement No. 333-136110)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.1(a)	Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
3.2(a)	Bylaws of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.2(b)	Amendment to Bylaws of the Registrant (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Registration Statement No. 333-136110)
10.1	Form of 2007 Incentive Award Plan (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)
10.2	Form of Stockholder Rights Agreement (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
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

10.10	Agreement between Transit Facility Management Corporation and NYC Transit dated August 7, 2001. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.11	Agreement between ShelterClean, Inc. and the City of Phoenix dated April 15, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.12	Agreement between CEMUSA, Inc. and Shelter Express Corp. dated June 26, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.13	ING Loan Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.14	ING Form of Pledge Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)
10.15

ING Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.16	ING Libor Cap Security Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)
10.17	ING Mortgage Notes (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)
10.18	ING Mortgages (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)
10.19	ING Assignment of Leases and Rents (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)
10.20

Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to the Registrant’s report on Form 8-K filed February 5, 2008)

10.21

Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)

10.22

Agreement of Lease dated April __, 2005 between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)

10.23	Space Substitution Agreement dated November __, 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp.
21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
32.1	Certification of Chief Executive Officer. (filed herewith)
32.2	Certification of Chief Financial Officer. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                              GTJ REIT, INC.

Dated: March 31, 2009	By:/s/ Jerome Cooper
Jerome Cooper
Chief Executive Office

By:/s/ David J. Oplanich
David J. Oplanich
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerome Cooper	Chief Executive Officer and Director	March 31, 2009
Jerome Cooper

/s/ Paul A. Cooper	Vice President and Director	March 31, 2009
Paul A. Cooper

/s/ Douglas A. Cooper	Vice President and Director	March 31, 2009
Douglas A. Cooper

/s/ David Jang	Director	March 31, 2009
David Jang

/s/ John J. Leahy	Director	March 31, 2009
John J. Leahy

/s/ Donald M. Schaeffer	Director	March 31, 2009
Donald M. Schaeffer

/s/ Harvey I. Schneider	Director	March 31, 2009
Harvey I. Schneider

/s/ Joseph F. Barone	Director	March 31, 2009
Joseph F. Barone