Form 10-Q
period 2009-03-31
GTJ REIT, Inc.
filed 2009-05-15
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedMarch 31, 2009 or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,472,281 shares of common stock as of May 1, 2009.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate at cost:
Land	$ 88,584	$ 88,584
Buildings and improvements	24,222	24,222
	112,806	112,806
Less: accumulated depreciation and amortization	(7,308)	(7,019)
Net real estate for investment	105,498	105,787
Cash and cash equivalents	11,819	11,901
Available for sale securities	3,441	4,313
Restricted cash	1,953	1,996
Accounts receivable	6,453	5,830
Other assets, net	6,540	5,160
Deferred charges, net of accumulated amortization	2,052	2,128
Assets of discontinued operation	637	730
Intangible assets, net of accumulated amortization	2,728	2,933
Machinery and equipment, net	1,958	1,845
Total assets	$ 143,079	$ 142,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured revolving credit facility	$ 43,215	$ 43,215
Accounts payable and accrued expenses	758	1,015
Unpaid losses and loss adjustment expenses	1,908	2,040
Other liabilities, net	6,011	5,998
	51,892	52,268
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at March 31, 2009 and December 31, 2008	1	1
Additional paid-in capital	136,939	136,907
Cumulative distributions in excess of net income	(45,988)	(46,845)
Accumulated other comprehensive income	235	292
	91,187	90,355
Total liabilities and stockholders’ equity	$ 143,079	$ 142,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2009 and 2008

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Property rentals	$ 3,244	$ 2,843
Outdoor maintenance and cleaning operations	7,117	6,989
Total revenues	10,361	9,832
Operating expenses:
General and administrative expenses	2,885	2,866
Equipment maintenance and garage expenses	509	1,314
Transportation expenses	460	575
Contract maintenance and station expenses	2,442	2,854
Insurance and safety expenses	644	576
Operating and highway taxes	467	408
Other operating expenses	254	179
Depreciation and amortization expense	374	192
Total operating expenses	8,035	8,964
Operating income	2,326	868
Other income (expense):
Interest income	70	110
Interest expense	(472)	(491)
Other	(12)	(61)
Total other income (expense):	(414)	(442)
Income from continuing operations before income taxes	1,912	426
Provision for income taxes	6	36
Income from continuing operations	1,906	390
Discontinued Operation:
Income (loss) from operations of discontinued operation, net of income taxes	29	(262)
Income (loss) from discontinued operation, net of income taxes	29	(262)
Net income	$ 1,935	$ 128

Income per common share - basic and diluted:
Income from continuing operations	$ 0.14	$ 0.03
Income (loss) from discontinued operations, net of income taxes	$ 0. 00	$ (0.02)
Net income	$ 0.14	$ 0.01
Weighted-average common shares outstanding - basic and diluted	13,472,281	13,472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2009	-	$ -	13,472,281	$ 1	$ 136,907	$ (46,845)	$ 292	$ 90,355

Distributions - common stock, $0.08 per share	-	-	-	-	-	(1,078)	-	(1,078)

Stock-based compensation related to employee stock options	-	-	-	-	32	-	-	32

Comprehensive income:

Net income	-	-	-	-	-	1,935	-	1,935

Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(57)	(57)

Total comprehensive income	-	-	-	-	-	-	-	1,878
Balance at March 31, 2009	-	$ -	13,472,281	$ 1	$ 136,939	$ (45,988)	$ 235	$ 91,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,935	$ 128
(Income) loss from discontinued operation	(29)	262
Income from continuing operations	1,906	390
Adjustments to reconcile net income to net cash provided by operating activities
Cash provided by (used in) operating activities:
Stock-based compensation	32	126
Changes in insurance reserves	(131)	(237)
Depreciation and amortization	348	177
Amortization of deferred financing costs	51	51
Amortization of deferred charges	25	56
Amortization of intangible assets	205	68
Changes in operating assets and liabilities:
Accounts receivable	(623)	326
Prepaid expenses and other assets	(1,379)	225
Accounts payable and other liabilities	(245)	932
Net cash provided by operating activities	189	2,114
Investing activities:
Real estate assets acquired	-	(19,772)
Lease intangible assets acquired	-	(3,614)
Purchases of property and equipment	(173)	(419)
Purchase of investments	(14)	(54)
Proceeds from sale of investments	829	85
Restricted cash	44	299
Net cash provided by (used in) investing activities	686	(23,475)
Financing activities:
Proceeds from revolving credit facility	-	23,215
Dividends paid	(1,078)	(1,415)
Earnings and profits distribution	-	(191)
Net cash (used in) provided by financing activities	(1,078)	21,609
Cash flow provided by (used in) discontinued operations:
Operating activities	121	(732)
Net decrease in cash and cash equivalents	(82)	(484)
Cash and cash equivalents at the beginning of year	11,901	11,362
Cash and cash equivalents at the end of year	$ 11,819	$ 10,878
Supplemental cash flow information:
Interest paid	$ 421	$ 435
Cash paid for taxes	$ 115	$ 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and one property located near Hartford, Connecticut. In addition, the Company, through its non-REIT subsidiaries provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California.

On March 29, 2007, the Company commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, the Company elected to be treated as a REIT under the Code and elected December 31 as its fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

At March 31, 2009, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

Reorganization

On July 24, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Triboro Coach Corp., a New York corporation (“Triboro”); Jamaica Central Railways, Inc., a New York corporation (“Jamaica”); Green Bus Lines, Inc., a New York corporation (“Green” and together with Triboro and Jamaica, collectively referred to as the “Bus Companies” and each referred to as a “Bus Company”); GTJ REIT, Triboro Acquisition, Inc., a New York corporation (“Triboro Acquisition”); Jamaica Acquisition, Inc., a New York corporation (“Jamaica Acquisition”); and Green Acquisition, Inc., a New York corporation (“Green Acquisition,” and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the “Acquisition Subsidiaries” and each referred to as an “Acquisition Subsidiary”). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization (“Reorganization”) of the ownership of the Bus Companies into the Company with the surviving entities of the merger of the Bus Companies with the Acquisition Subsidiaries becoming wholly-owned subsidiaries of the Company and the former shareholders of the Bus Companies becoming stockholders in the Company.

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

MARCH 31, 2009

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION (Continued):

The Bus Companies, including their subsidiaries, owned a total of seven rentable parcels of real property at March 31, 2009 and December 31, 2008, four of which are leased to the City of New York (the “City”), two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business is available for lease.  There is an additional property of negligible size which is not rentable.  Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business (which was discontinued as of September 30, 2008), which were acquired as part of the merger.

Following the completion of the Reorganization, on July 1, 2007, the Company elected to be treated as a REIT under the applicable provisions of the Code. In order to adopt a REIT structure, it was necessary to combine the Bus Companies and their subsidiaries under a single holding company. The Company is the holding company. The Company has formed three wholly- owned New York corporations and each of the Bus Companies merged with one of these subsidiaries to become wholly-owned subsidiaries of the Company. The mergers required the approval of the holders of at least 66 2/3% of the outstanding shares of common stock of each of Green, Triboro and Jamaica, voting separately and not as one class, which was obtained on March 26, 2007.

Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business (which was discontinued as of September 30, 2008), and considering the ownership of the same in whole or part by each of the Bus Companies, the Company was advised by an outside appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) and in connection with the Reorganization was as follows: Green-42.088%, Triboro-38.287% and Jamaica-19.625%. Accordingly, under the Reorganization, 10,000,361(including 361 fractional shares) shares of the Company common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in such proportions in exchange for their shares in the Bus Companies. Exclusive of fractional shares, 4,208,800 shares were distributed to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies’ historical undistributed earnings and profits, calculated to be an estimated $62.1 million (see Note 8). The Company agreed to distribute up to $20.0 million in cash, and 3,775,400 shares of the Company’s common stock, valued at $11.14 per share solely for purposes of the distribution calculated as follows:

Total Value of the Bus Companies	$173,431,797
Assumed Earnings and Profits—Cash distribution	20,000,000
Total value after cash distribution	153,431,797
Assumed Earnings and Profits—Stock distribution	42,000,000
Total value after stock distribution	$111,431,797
Reorganization shares	10,000,000
Share Value Post Earnings and Profits	$11.14

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION (Continued):

The Reorganization was accounted for under the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”,  issued by the Financial Accounting Standards Board. Because GTJ REIT has been formed to issue equity interests to effect a business combination, as required by SFAS No. 141, one of the existing combining entities was required to be determined the acquiring entity. Under SFAS No. 141, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. Immediately following the Reorganization, the former Green shareholders had a 42.088% voting and economic interest in the Company, the former Triboro shareholders had a 38.287% voting and economic interest in the Company, and the former Jamaica shareholders had a 19.625% voting and economic interest in the company. Additionally, under SFAS No. 141, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

Each stockholder elected to receive a combination of cash and stock, or exclusively cash or stock. The Company indicated in its notice to stockholders that if more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash would be reduced such that the aggregate cash distribution would total approximately $20.0 million and the balance of the distribution to each such stockholder would be made in the Company’s common stock. The Company distributed approximately $19.7 million in cash and 3,775,400 shares of common stock (with an approximate value of approximately $42.1 million). The remaining balance of approximately $0.3 million is included in other liabilities in the consolidated balance sheet at March 31, 2009. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer for this transaction and the historical financial statements of the Company are those of Green.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values are based on third-party valuations. The fair value of the net assets acquired for the remaining interest in GTJ, not previously owned by Green, exceeded the total consideration for the acquisition by approximately $6.0 million (of which an additional adjustment of approximately $1.1 million was recorded at December 31, 2007 to adjust certain acquired deferred tax liabilities), resulting in negative goodwill. The excess (negative goodwill) was allocated on a pro rata basis and recorded as a reduction of long-lived assets.

The following table summarizes the allocation of the purchase price in the form of a condensed consolidated balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION (Continued):

	Triboro	Jamaica	Total
Issuance of stock	$ 66,402	$ 34,035	$100,437

Cash and cash equivalents	$ 6,126	$ 974	$ 7,100
Restricted cash	1,275	637	1,912
Accounts receivable	2,627	1,314	3,941
Operating subsidies receivables	1,752	941	2,693
Deferred leasing commissions	782	-	782
Other assets	2,682	1,549	4,231
Securities available for sale	1,668	593	2,261
Real property and equipment	55,038	30,919	85,957
Machinery and equipment	149	75	224
Total assets	72,099	37,002	109,101

Accounts payable and accrued expenses	741	371	1,112
Revolving Credit	168	84	252
Note payable	666	333	999
Income tax payable	294	157	451
Deferred tax liability	248	124	372
Unpaid losses and loss adjustment expenses	1,736	868	2,604
Other liabilities	1,844	1,030	2,874
Total liabilities	5,697	2,967	8,664
Fair value of net assets acquired	$ 66,402	$ 34,035	$100,437

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION (Continued):

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and partnerships or other joint ventures which the Company controls. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in further impairments of certain assets. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Upon the acquisition of real estate properties, the fair values of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141.  The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

On March 3, 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23,395,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement.  The cost of approximately $19,781,000 was allocated to land, buildings and improvements, approximately $2,183,000 to in-place lease intangibles and approximately $1,431,000 to above market leases (both intangibles are included in intangible assets, net in the accompanying condensed consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the three months ended March 31, 2009 and 2008 was approximately $ 205,000 and $68,000, respectively.

                The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008. Assuming the office building was acquired at the beginning of the period,  proforma rental revenue for the three months ended March 31, 2008 was $532,350. Actual revenue recorded for the period from the date of acquistion through March 31, 2008 was $187,866.  Pursuant to the terms of the lease the tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

Depreciation and Amortization:

The Company uses the straight-line method for depreciation and amortization. Properties are depreciated over their estimated useful lives, which range from 10 to 25 years. Property improvements are depreciated over estimated useful lives that range from 10 to 25 years. Furniture and fixtures, equipment, and transportation equipment is depreciated over the estimated useful lives that range from 5 to 10 years. Tenant improvements are amortized over the shorter of the remaining non-cancellable term of the related leases or their useful lives.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Deferred Charges:

Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the related tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying condensed consolidated balance sheets are shown at cost, net of accumulated amortization of $2,051,000 and $2,128,000 as of March 31, 2009 and December 31, 2008, respectively.

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

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There are no indicators of impairment for the three months ended March 31, 2009.

Reportable Segments:

The Company primarily operates in three reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations and Insurance Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

•	Real Estate Operations rents Company owned real estate located in New York and Connecticut.

•

Outside Maintenance and Shelter Cleaning Operations provide outside maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California.

•

Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from unrelated insurance companies based in the United States of America.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with SFAS No. 13, "Accounting for Leases" as amended. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $4,245,000 and $3,883,000 at March 31, 2009 and December 31, 2008, respectively. (see Note 4).

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

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with SFAS No. 144 for the three months ended March 31, 2009 and 2008.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash:

Restricted cash includes certain certificates of deposit amounting to $404,000 and $408,000 at March 31, 2009 and December 31, 2008, respectively  that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at March 31, 2009 and December 31, 2008 AIG held $1,547,954 and $1,598,358, respectively, on behalf of the Company that was restricted by AIG for the purpose of the payment of insurance losses.

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

Available for Sale Securities:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying condensed consolidated statement of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

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

In connection with the RMA, the Company is permitted to participate in certain activities so long as these activities are conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company elected a fiscal year ended June 30th for tax reporting purposes. For the period July 1, 2006 to June 30, 2007, the Company filed tax returns in the U.S. federal tax jurisdiction, the states of New York, New Jersey, California and Arizona and the City of New York. The tax returns included the results of GTJ REIT, Inc. for the period July 1, 2006 through June 30, 2007 and the results of the Companies acquired in the Reorganization from the period April 1, 2007 through June 30, 2007. During January 2008, the Company elected to change its year end from June 30th to December 31st. As a result, the Company will file a tax return for the period July 1, 2007 through December 31, 2007 which includes the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the taxable REIT subsidiaries. During February 2009, the TRS’s elected to change their fiscal year end from June 30th to December 31st and as a result will file a tax return for the period July 1, 2008 to December 31, 2008.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2009 and December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of March 31, 2009.

Green Bus Lines, Inc., and Subsidiary was under examination by the Internal Revenue Service for its U.S. corporate income tax return for the tax year ended December 31, 2005. The audit was completed in 2008 and there were no adjustments proposed in connection with the examination.

Comprehensive Income:

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  SFAS No. 130 sets forth rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in comprehensive income, net of taxes and as a component of stockholders’ equity.

Environmental Matters:

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Insurance Liabilities:

The liability for losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on the advice of  independent legal counsel, while the liability for adverse claims development is based on management’s best estimates. Such liabilities are necessarily based on estimates and, while management believes that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could be material to the condensed consolidated financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reported in current earnings.

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

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.

Stock-Based Compensation:

                The Company has a stock-based compensation plan, which is described in Note 8. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R, “Share-Based Payment”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recently Issued Accounting Pronouncements:

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 (“FSP FAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 provides guidance on accounting for business combinations. It addresses issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not currently expect the adoption of FSP FAS 141(R)-1 to have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement under SFAS 157, “Fair Value Measurement.” FSP FAS 157-4 applies to all fair value measurements prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not currently expect the adoption of FSP FAS 157-4 to have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires the Company to disclose in the notes of its interim financial statements as well as its annual financial statements, the fair value of all financial instruments as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Because FSP FAS 107-1 and APB 28-1 impacts disclosure, the Company does not currently expect its adoption to have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when it has occurred. FSP FAS 115-2 and FAS 124-2 applies only to debt securities and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. When adopting FSP FAS 115-2 and FAS 124-2, the Company will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The Company does not currently expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material effect on the Company’s Consolidated Financial Statements.

3.	AVAILABLE FOR SALE SECURITIES:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

3.	AVAILABLE FOR SALE SECURITIES (Continued):

accompanying consolidated statement of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on market quotes.

The following is a summary of available-for-sale securities at March 31, 2009 and December 31, 2008 (in thousands):

	Available-for-Sale Securities
March 31, 2009	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$ -	$ -	$ 173	$ 173
Money market fund	1,235	1,235	-	1,235
U.S. Treasury/U.S. Government debt securities	1,985	1,996	37	2,033

Total available-for-sale securities	$ 3,220	$ 3,231	$ 210	$ 3,441

	Available-for-Sale Securities
December 31, 2008	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$ -	$ -	$ 265	$ 265
Money market fund	2,050	2,050	-	2,050
U.S. Treasury/U.S. Government debt securities	1,985	1,995	3	1,998

Total available-for-sale securities	$ 4,035	$ 4,045	$ 268	$ 4,313

Other comprehensive income for the three months ended March 31, 2009 and year ended December 31, 2008 includes net unrealized holding gains of approximately $235,000 and $218,000, respectively. No amounts were reclassified from other comprehensive income to income for the three months ended March 31, 2009 and year ended December 31, 2008, respectively.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

4.	OTHER ASSETS:

          Other assets consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Prepaid expenses	$ 1,410	$ 215
Prepaid and refundable income taxes	182	512
Rental income in excess of amount billed	4,245	3,883
Other assets	703	550

	$ 6,540	$ 5,160

5.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses in connection with certain previous claims at March 31, 2009 and December 31, 2008 is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Reported claims	$1,712	$1,767
Provision for incurred but not reported claims	196	273
	$1,908	$2,040

Management is responsible for estimating the provisions for outstanding losses. An actuarial study was independently completed which estimated that at December 31, 2008, the total outstanding losses at an expected level, are between approximately $1,362,000 and $1,697,000. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company’s ultimate liabilities.

In the opinion of management, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies written. However, consistent with most companies with similar operations, the Company’s estimated liability for claims is ultimately based on management’s expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

6.	OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued dividends	$ 1,078	$ 1,078
Accrued earnings and profits distribution	315	378
Accrued professional fees	24	83
Accrued wages	270	127
Deposit liability	329	252
Deferred tax liability	158	158
Reserve personal property and damage claims	634	631
Accrued environmental costs	1,433	1,551
Prepaid rent	375	375
Other	429	390
Discontinued liabilities of former bus operations	859	868
Accrued vacation	107	107
	$ 6,011	$ 5,998

7.	NOTE PAYABLE TO BANK AND CREDIT FACILITY:

ING Financing Agreement:

On July 2, 2007, the Company entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial draw down of $17.0 million on the loan. In addition to the initial term loan in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the loan of approximately $23.2 million. Interest on the loans shall be paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the additional draw floats at a spread over one month LIBOR. Interest on the loans shall be paid monthly. As of December 31, 2008, the interest rate on the initial draw-down and mortgage loan is 6.59% per annum, interest on the subsequent draw down is approximately 2.84% per annum. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the loan facility. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. At March 31, 2009 and December 31, 2008, the amount outstanding under the Loan Agreement is approximately $43.2 million.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

7.	NOTE PAYABLE TO BANK AND CREDIT FACILITY (Continued):

membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. The $1.0 million mortgage loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively.

For the three months ended March 31, 2009 and the year ended December 31, 2008, the fair value of the interest rate cap associated with the debt was deemed to be immaterial.

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

Dividend Distributions

On March 23, 2009, the Company declared distributions of $0.08 per share of common stock, payable with respect to the three months ended March 31, 2009, to stockholders of record at the close of business on March 31, 2009. The Company paid this distribution on April 15, 2009.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

8.	STOCKHOLDERS’ EQUITY (Continued):

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000.  55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period. All options expire ten years from the date of grant. At March 31, 2009, 255,000 options were outstanding under the Plan, of which 116,111 were exercisable. At March 31, 2009, 745,000 shares of the Company’s common stock remain available for future issuance.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of options granted was $1.90 per share for the three months ended March 31, 2009. The common stock has an exercise price of $11.14. The following assumptions were used for the shares granted during the three months ended March 31, 2009:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

The following table presents the activity of options outstanding under the Plan for the three months ended March 31, 2009:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2008	255,000	$ 11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at March 31, 2009 (2)	255,000	$ 11.14	$1.90
Options vested and exercisable at March 31, 2009	116,111	$ 11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 9.8 years.

___________________________

(1)

The Company considered the following factors in determining volatility. Although the Company is a public company, as it is subject to the reporting requirements of the Securities and Exchange Commission, the Company’s stock is not listed on an exchange and there is no readily available market for the stock. Therefore, the Company is not able to determine the historical volatility of its common stock. As a result, the volatility was estimated from the historical volatilities of the common stock of the exchange traded comparable firms of both REITs and operating companies similar to the Company’s taxable REIT subsidiaries.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2009 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of March 31, 2009.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

8.	STOCKHOLDERS’ EQUITY (Continued):

           As of March 31, 2009, there was approximately $232,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 3 years. For the three months ended March 31, 2009 and 2008, stock compensation expense was approximately $32,000 and $126,000, respectively.

Special Distribution of Earnings and Profits

On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per Company share, payable in $20,000,000 of cash and 3,775,400 of the Company’s common stock. For the purposes of the special distribution, the Company’s common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62,060,000. The holders of the Company’s shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company’s shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company’s shares they elected, but could be based on a proration of the available cash after all elections (i.e.: not on a first come-first served basis). The Company calculated the proportion of cash and the Company’s shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

As of March 31, 2009, cash of approximately $19.7 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.3 million is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2009. Amounts paid were borrowed against the credit facility.

9.	EARNINGS PER SHARE:

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

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended
	March 31,
Numerator:	2009	2008

Net income	$ 1,935	$ 128

Denominator:
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281

Basic and Diluted Per Share Information:
Net income per share - basic and diluted	$ 0.14	$ 0.01

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

10.	RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Managing partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), which has acted as counsel to the Company for approximately nine years. Fees incurred by the Company to RMF as of and for the three months ended March 31, 2009 and 2008 were approximately $258,000 and $133,400, respectively.

Paul A. Cooper is an officer and director of the Company. In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. This space is currently occupied by the Company. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. This lease will expire in April 2010. In February 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000.

11.	COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of the Company’s common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company’s common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court has ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The Company has filed the post-trial memorandum on March 27, 2009 and a reply memorandum on April 24, 2009. The claimants are seeking sums substantially in excess of the Company’s good faith offer. The Company cannot predict its liability if any, for sums in excess of the payment it has made to date. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES (Continued):

The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Environmental Matters

The Company’s real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby the Company has committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company’s initial engineering report had an estimated cost range with a low-end of the range, of approximately $1.4 million and a high-end range estimate, of approximately $2.6 million which provided a “worst case” scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate.

In May 2008, the Company received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of March 31, 2009 and December 31, 2008 the Company has recorded a liability for remediation costs of approximately $1.4 million and $1.6 million, respectively. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

The Paratransit Operations’ revenues and net income (losses) for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$-	$3,572

Net income (loss)	$29	$(262)

The Paratransit Operations represent about 25% of the Company’s Non-REIT revenues.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

12.	SIGNIFICANT TENANT:

Four tenants, included in the condensed consolidated statement of income, constituted 100% of rental revenue for the three months ended March 31, 2009 and 2008.

13.	FAIR VALUE MEASUREMENT:

The Company determines fair value in accordance with SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•

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

•

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2009.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

13.	FAIR VALUE MEASUREMENT (Continued):

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$3,441	$3,441	$3,441	$ -	$ -

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

14.	SEGMENTS:

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

As a result of the Company’s exit from the Paratransit business on September 30, 2008 (See Note 3), the Company primarily operates in three reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, and Insurance Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

Real Estate Operations rents Company-owned real estate located in New York and Connecticut.

Outside Maintenance and Shelter Cleaning Operations provide outside maintenance and cleaning services to outdoor advertising companies and governmental agencies in New York, New Jersey, Arizona and California.

Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from unrelated insurance companies based in the United States of America.

The summarized segment information (excluding discontinued operations), as of and for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

14.	SEGMENTS (Continued):

Three Months Ended March 31, 2009
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 3,244	$ 7,219	$ -	$ (102)	$ 10,361
Operating expenses	1,244	6,747	44	-	8,035
Operating income (loss)	2,000	472	(44)	(102)	2,326
Other income (expense)	(521)	(1)	6	102	(414)

Income (loss) from continuing operations before income taxes	1,479	471	(38)	-	1,912
Benefit from (provision for) income taxes	-	(6)	-	-	(6)
Income (loss) from continuing operations	$ 1,479	$ 465	$ (38)	$ -	$ 1,906
Capital expenditures	$ -	$ 172	$ -	$ -	$ 172
Depreciation and amortization	$ 570	$ 59	$ -	$ -	$ 629
Total assets (1)	$ 171,003	$ 12,979	$ 2,945	$ (44,485)	$ 142,442

Three Months Ended March 31, 2008

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 2,843	$ 7,251	$ -	$ (262)	$ 9,832
Operating expenses	2,112	6,847	30	(25)	8,964
Operating income	731	404	(30)	(237)	868
Other income (expense)	(439)	(192)	(48)	237	(442)

Income (loss) from continuing operations before income taxes	292	212	(78)	-	426
Provision for income taxes	-	(36)	-	-	(36)
Income (loss) from continuing operations	$ 292	$ 176	$ (78)	$ -	$ 390
Capital expenditures	$ -	$ 412	$ -	$ -	$ 412
Depreciation and amortization	$ 217	$ 26	$ 2	$ -	$ 245
Total assets (2)	$ 158,913	$ 15,491	$ 3,852	$ (34,841)	$ 143,415

(1). Does not include assets of the discontinued Paratransit operation totaling $637

(2). Does not include assets of the discontinued Paratransit operation totaling $4,045

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Forward-Looking Statements” and in our Report on Form 10-K for the fiscal year ended December 31, 2008 under “Risk Factors.” You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

Executive Summary

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the portion that was used by one of our subsidiaries is available for lease. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we own a group of outdoor maintenance businesses. We will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

Revenue Recognition-Real Estate Operations:

We recognize revenue in accordance with SFAS No. 13, “Accounting for Leases”, as amended, referred to herein as SFAS No. 13. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

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

Fair Value Measurements:

We determine fair value in accordance with  SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•

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

•

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

In connection with the RMA, we are permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such we are subject to federal, state and local taxes on the income from these activities. We account for income taxes under the asset and liability method, as required by the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Stock-Based Compensation:

At March 31, 2009, we have a stock-based compensation plan, which is described in Note 8. We account for stock based compensation pursuant to the provisions of SFAS No. 123R, “Share-Based Payment”.  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$ 3,244	$ 2,843	$ 401	14%
Outdoor maintenance and cleaning operations	7,117	6,989	128	2%
Total revenues	10,361	9,832	529	5%
Operating expenses:
General and administrative expenses	2,885	2,866	19	1%
Equipment maintenance and garage expenses	509	1,314	(805)	(61%)
Transportation expenses	460	575	(115)	(20%)
Contract maintenance and station expenses	2,442	2,854	(412)	(14%)
Insurance and safety expenses	644	576	68	12%
Operating and highway taxes	467	408	59	14%
Other operating expenses	254	179	75	42%
Depreciation and amortization expense	374	192	182	95%
Total operating expenses	8,035	8,964	(929)	(10%)
Operating income	2,326	868	1,458	168%
Other income (expense):
Interest income	70	110	(40)	(36%)
Interest expense	(472)	(491)	19	(4%)
Other	(12)	(61)	49	(80%)
Total other income (expense):	(414)	(442)	28	6%
Income from continuing operations before income taxes and equity in earnings (loss) of affiliated companies	1,912	426	1,486	349%
Provision for income taxes	6	36	(30)	(83%)

Income from continuing operations	1,906	390	1,516	389%

Discontinued Operation:
Income (loss) from operations of discontinued operation, net of income taxes	29	(262)	291	(111%)

Income (loss) from discontinued operation, net of income taxes	29	(262)	291	(111%)
Net income	$ 1,935	$ 128	$ 1,807	1412%

Property Rental Revenues

Property rental revenue increased $0.4 million, or 14%, to $3.2 million for the three months ended March 31, 2009 from $2.8 million for the three months ended March 31, 2008. This increase was primarily due to an increase in rental revenue from the rezoning of a portion of the leased space on one of our rental properties over the same period and a full three months of rental revenue from the Farmington, CT property as compared to only one month of rental revenue for the three months ended March 31, 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside Maintenance and Cleaning Operations revenue increased $0.1 million, or 2%, to $7.1 million for the three months March 31, 2009 from $7.0 million for the three months March 31, 2008. This increase was primarily due to an increase in contracts associated with the traffic control division partially offset by a decrease in cleaning and maintenance revenue due to the economic environment as compared to the three months ended March 31, 2008.

Operating Expenses

Operating expenses decreased $0.9 million, or 10%, to $8.0 million for the three months ended March 31, 2009 from $8.9 million for the three months ended March 31, 2008. This decrease is primarily due to a reduction in remediation expense as well as a reduction in direct labor, sub contracting and supplies associated with a decrease in street furniture installation and contracted maintenance service partially offset by an increase in depreciation expense related to the Farmington, CT property.

Other Income (Expense)

Other income (expense) decreased $28,000, or 6%, to $414,000 for the three months ended March 31, 2009 from $442,000 for the three months ended March 31, 2008. This decrease was primarily due to a 25% decrease in the average cost of our borrowing from 5.14% for the three months ended March 31, 2008 to 3.85% for the three months ended March 31, 2009 due to a reduction in average LIBOR on our floating rate debt. This was partially offset by a 52% increase in the average balance of our credit facility from $28.5 million for the three months ended March 31, 2008 to $43.2 million for the three months ended March 31, 2009 as a result of financing the purchase of the Farmington, CT property and a decrease in interest income on cash balances due to a lower average yield on the cash balances.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of March 31, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the three months ended March 31, 2009 and 2008.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended March 31, 2009, we recorded a $6,000 provision on income from these taxable REIT subsidiaries. The provision for the three months ended March 31, 2008 was $36,000 on income from these taxable REIT subsidiaries

Loss from Operations of Discontinued Operation, Net of Taxes

Loss from operations of discontinued operation, net of taxes reflects the operating results of the Paratransit business. The discontinued operation reflects no operations for the three months ended March 31, 2009 compared to operations for the three months ended March 31, 2008.

Liquidity and Capital Resources

      At March 31, 2009, the Company had unrestricted cash and cash equivalents of approximately $11.8 million compared to $11.9 million at December 31, 2008. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows; the Company also has used its secured revolving credit facility for these purposes. The Company believes that its net cash provided by operations, coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings

On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Initial Lenders made an initial $17.0 million term loan. In addition to the initial term loan in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the loan of approximately $23.2 million. Interest on the loans shall be paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and interest rate on the additional draw floats at a spread over one month LIBOR. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. At March 31, 2009 and December 31, 2008, total outstanding under the Loan Agreement is approximately $43.2 million.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Registrant pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc. (ii) Green Acquisition, Inc. pledged its 100% membership interest in each of (a) 49-19Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of GTJ REIT, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. We had assigned our interest in the interest rate cap transaction to GTJ Rate Cap LLC prior to entering into the Loan Agreement. The $1.0 million mortgage loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively.

For the three months ended March 31, 2009, the fair value of the interest rate cap associated with the debt was deemed to be immaterial.

In addition to customary non-financial covenants, we are obligated to comply with certain financial covenants. As of March 31, 2009, we are in compliance with our non-financial and financial covenants.

As of March 31, 2009, cash of approximately $19.7 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.3 million is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2009. Amounts paid were borrowed against the revolving credit line from the Lenders.

Net Cash Flows

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Operating Activities

Net cash provided by operating activities was $189,000 for three months ended March 31, 2009 and $2,114,000 for the three months ended March 31, 2008. For the 2009 period, cash provided by operating activities was primarily related to (i) income from continuing operations of $1,906,000 (ii) a decrease in accounts payable and accrued expenses of $245,000, (iii) an increase in accounts receivable and prepaid expenses of $2,002,000, (iv) depreciation and amortization expense of $629,000, and (v) changes in insurance reserves of $131,000. For the 2008 period, cash provided by operating activities of $2,114,000 was primarily related to (i) net income from continuing operations of $390,000, (ii) a decrease in accounts payable and accrued expenses $932,000 (iii) depreciation and amortization expense of $352,000 (iii) changes in insurance reserves of $237,000, and (iv) a decrease in accounts receivable and prepaid expenses of $551,000.

Investing Activities

Net cash provided by investing activities was $686,000 for the three months ended March 31, 2009 versus net cash used in investing activities of $23,474,000 for the three months ended March 31, 2008. For the 2009 period, cash used in investing activities primarily related to purchases of property, equipment and investment of $187,000 and proceeds from the sale of investments of $829,000. For the 2008 period, cash used in investing activities primarily related to real estate assets acquired of $23,386,000.

Financing Activities

Cash used in financing activities was $1,078,000 for the three months ended March 31, 2009 and was related to the payment of dividends. Net cash provided by financing activities for the three months ended March 31, 2008 of $21,609,000 primarily pertains to the proceeds from the revolving credit facility of $23,215,000 offset by dividend payments of $1,415,000.

Funds from Operations

We consider Funds from Operations (“FFO”), and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income computed in accordance with GAAP excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

               In determining AFFO we do not consider the operation of our taxable REIT subsidiaries (outside maintenance and shelter cleaning operations) as part of our real estate operations and therefore exclude the net income or net loss when arriving at the AFFO.

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three months ended March 31, 2009 and 2008 (amounts in thousands).

	Three Months Ended
	March 31,
	2009	2008

Net Income	$ 1,935	$ 128

Plus: Real property depreciation	289	146
Amortization of intangible assets	205	68
Amortization of deferred leasing commissions	25	56
Funds from operations (FFO)	$ 2,454	$398
(Income) loss from Taxable-REIT Subsidiaries	(456)	202
Adjusted funds from operations (AFFO)	$ 1,998	$ 600
FFO per common share - basic and diluted	$ 0.18	$ 0.03
AFFO per common share - basic and diluted	$ 0.15	$ 0.04
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281

Possible Acquisitions

Our Board of Directors intends to expand our real property holdings. This would be done through purchases of properties that the Board of Directors determines to be consistent with our investment policies of which would be funded initially from the credit facility. It is anticipated that once these properties are purchased using the credit facility, permanent mortgage financing will be obtained and the credit facility will be paid down accordingly. It is also possible that our subsidiaries will desire to make an acquisition, some of which may need to be funded by the REIT.

In March 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23,395,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement. The acquisition was funded from the Company’s secured credit facility.

Cash payments for financing

Payment of interest under the $72.5 million credit facility, and under permanent mortgages, will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to the stockholders of GTJ REIT

Trend in financial resources

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The engineering report has an estimated cost range of approximately $1.4 million to $2.6 million was included which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of March 31, 2009 and December 31, 2008, we have recorded a liability for remediation costs of approximately $1.4 million and $1.6 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

Based on our variable rate liabilities as of March 31, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in our borrowing rate index would decrease our net income and cash flows by approximately $0.3 million. Based on our variable rate liabilities as of March 31, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in our borrowing rate index would increase our net income and cash flows by approximately $0.3 million.

At December 31, 2008, a 1.0% increase in our borrowing rate index would have decreased our net income and cash flows by approximately $0.2 million. At December 31, 2008, a 1.0% decrease in our borrowing rate index would have increased our net income and cash flows by approximately $0.1 million.

As of March 31, 2009 and December 31, 2008, we have one interest rate cap outstanding with a notional value of $54.0 million. The market value of this interest rate cap is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2009 and December 31, 2008, given a 100 basis point increase or decrease in forward interest rates, the change in value of this interest rate cap would be insignificant.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. During our review we determined that the Company does not have sufficient accounting staff which impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters. During the fourth quarter of 2008, we hired a Chief Financial Officer which has had a significant positive impact on our disclosure controls and procedures over financial reporting. Based on that review, evaluation and subsequent remediation, our Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of March 31, 2009, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continues, however, to implement suggestions from its independent accounting consultant on ways to strengthen existing controls.

Part II – Other Information

Item I.	Legal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. In March 2008, certain pre-trial discovery was ordered by the Court and provided by the Bus Companies. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court has ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The Company has filed the post-trial memorandum on March 27, 2009 and a reply memorandum on April 24, 2009.

Collectively, the Claimants have been paid $1,351,120 pursuant to the Registrant’s good faith offer. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. The Company’s ultimate liability cannot presently be determined. The Company is vigorously defending the action. In addition, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer. These shareholders would have received approximately 62,208 shares.

In addition to the above, we are involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

ITEM 1A.	Risk Factors

During the three months ended March 31, 2009, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 15, 2009	/s/ Jerome Cooper
Jerome Cooper President and Chief Executive Officer and Chairman of the Board of Directors

Dated: May 15, 2009	/s/ David J. Oplanich
David J. Oplanich Chief Financial Officer