Form 10-Q
period 2009-06-30
GTJ REIT, Inc.
filed 2009-08-13
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,472,281 shares of common stock as of August 10, 2009.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate at cost:
Land	$ 88,584	$ 88,584
Buildings and improvements	24,222	24,222
	112,806	112,806
Less: accumulated depreciation and amortization	(7,584)	(7,019)
Net real estate held for investment	105,222	105,787
Cash and cash equivalents	12,594	11,901
Available for sale securities	3,499	4,313
Restricted cash	1,444	1,996
Accounts receivable, net	7,372	5,830
Other assets, net	6,480	5,160
Deferred charges, net of accumulated amortization	1,976	2,128
Intangible assets, net of accumulated amortization	3,469	2,933
Machinery and equipment, net	2,133	1,845
Assets of discontinued operation	378	730
Total assets	$ 144,567	$ 142,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured revolving credit facility	$ 43,215	$ 43,215
Accounts payable and accrued expenses	785	1,015
Unpaid losses and loss adjustment expenses	1,728	2,040
Other liabilities, net	6,560	5,998
	52,288	52,268
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at June 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	136,970	136,907
Cumulative distributions in excess of net income	(44,986)	(46,845)
Accumulated other comprehensive income	294	292
	92,279	90,355
Total liabilities and stockholders’ equity	$ 144,567	$ 142,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTJ REIT, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             For the Three and Six Months Ended June 30, 2009 and 2008

                             (Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Property rentals	$ 3,293	$ 3,065	$ 6,537	$ 5,908
Outdoor maintenance and cleaning operations	7,766	7,943	14,884	14,932
Total revenues	11,059	11,008	21,421	20,840
Operating expenses:
General and administrative expenses	2,720	2,971	5,605	5,838
Equipment maintenance and garage expenses	557	478	1,066	1,791
Transportation expenses	499	698	960	1,274
Contract maintenance and station expenses	3,011	3,253	5,454	6,107
Insurance and safety expenses	567	874	1,211	1,450
Operating and highway taxes	379	380	846	788
Other operating expenses	249	203	503	381
Depreciation and amortization expense	369	302	742	544
Total operating expenses	8,351	9,159	16,387	18,173
Operating income	2,708	1,849	5,034	2,667
Other income (expense):
Interest income	55	68	125	177
Interest expense	(474)	(566)	(945)	(1,005)
Other	(202)	133	(214)	72
Total other income (expense):	(621)	(365)	(1,034)	(756)
Income from continuing operations before income taxes	2,087	1,484	4,000	1,911
(Provision) benefit for income taxes	(14)	107	(20)	69
Income from continuing operations	2,073	1,591	3,980	1,980
Discontinued Operation:
Income (loss) from discontinued operation, net of income taxes	5	(404)	34	(666)
Net income	$ 2,078	$ 1,187	$ 4,014	$ 1,314
Income per common share - basic and diluted:
Income from continuing operations	$ 0.16	$ 0.12	$ 0.30	$ 0.15
Income (loss) from discontinued operations	$ 0.00	$ (0.03)	$ 0.00	$ (0.05)
Net income	$ 0.16	$ 0.09	$ 0.30	$ 0.10
Weighted-average common shares outstanding - basic and diluted	13,472,281	13,472,281	13,472,281	13,472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GTJ REIT, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

                         For the Six Months Ended June 30, 2009

                     (Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2009	-	$ -	13,472,281	$ 1	$ 136,907	$ (46,845)	$ 292	$ 90,355
Distributions - common stock, $0.16 per share	-	-	-	-	-	(2,155)	-	(2,155)
Stock-based compensation related to employee stock options	-	-	-	-	63	-	-	63
Comprehensive income:
Net income	-	-	-	-	-	4,014	-	4,014
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	2	2
Total comprehensive income	-	-	-	-	-	-	-	4,016
Balance at June 30, 2009	-	$ -	13,472,281	$ 1	$ 136,970	$ (44,986)	$ 294	$ 92,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(Unaudited, amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,014	$ 1,314
(Income) loss from discontinued operation	(34)	666
Income from continuing operations	3,980	1,980
Adjustments to reconcile net income to net cash provided by operating activities
Cash provided by (used in) operating activities:
Stock-based compensation	63	158
Changes in insurance reserves	(311)	(671)
Provision for uncollectible receivables	39	-
Depreciation and amortization	686	518
Amortization of deferred financing costs	101	101
Amortization of deferred charges	51	81
Amortization of intangible assets	409	273
Changes in operating assets and liabilities:
Accounts receivable	(1,581)	(919)
Other assets	(1,316)	244
Accounts payable and other liabilities	(173)	729
Net cash provided by operating activities	1,948	2,494
Investing activities:
Real estate assets acquired	-	(19,781)
Lease intangible assets acquired	-	(3,614)
Assets acquired less liabilities assumed	(442)	-
Purchases of property and equipment	(410)	682
Purchase of investments	(40)	(187)
Proceeds from sale of investments	854	381
Restricted cash	552	529
Net cash provided by (used in) investing activities	514	(23,354)
Financing activities:
Proceeds from revolving credit facility	-	23,215
Dividends paid	(2,155)	(2,762)
Earnings and profits distribution	-	(313)
Net cash (used in) provided by financing activities	(2,155)	20,140
Cash flow provided by (used in) discontinued operations:
Operating activities	386	(903)
Net increase (decrease) in cash and cash equivalents	693	(1,623)
Cash and cash equivalents at the beginning of year	11,901	11,362
Cash and cash equivalents at the end of year	$ 12,594	$ 9,739

Supplemental cash flow information:
Interest paid	$ 844	$ 1,010
Cash paid for taxes	$ 129	$ 16
Assumption of liabilties from assets acquired	$ 505	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and one property located near Hartford, Connecticut. In addition, the Company, through its non-REIT subsidiaries, provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California.

On March 29, 2007, the Company commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, the Company elected to be treated as a REIT under the Code and elected December 31st as its fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

At June 30, 2009, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

JUNE 30, 2009

(Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

The Bus Companies, including their subsidiaries, owned a total of seven rentable parcels of real property at June 30, 2009 and December 31, 2008, four of which are leased to the City of New York (the “City”), two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business is available for lease. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business (which was discontinued as of September 30, 2008), which were acquired as part of the merger.

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

Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business (which was discontinued as of September 30, 2008), and considering the ownership of the same in whole or part by each of the Bus Companies, the Company was advised by an outside appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) and in connection with the Reorganization was as follows: Green-42.088%, Triboro-38.287% and Jamaica-19.625%. Accordingly, under the Reorganization, 10,000,361 shares (including 361 fractional shares) of the Company’s common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in exchange for their shares in the Bus Companies. Exclusive of fractional shares, 4,208,800 shares were distributed to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

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

The Reorganization was accounted for under the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” issued by the Financial Accounting Standards Board (“FASB”). Because GTJ REIT has been formed to issue equity interests to effect a business combination, as required by SFAS No. 141, one of the existing combining entities was required to be determined the acquiring entity. Under SFAS No. 141, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. Immediately following the Reorganization, the former Green shareholders had a 42.088% voting and economic interest in the Company, the former Triboro shareholders had a 38.287% voting and economic interest in the Company, and the former Jamaica shareholders had a 19.625% voting and economic interest in the company. Additionally, under SFAS No. 141, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

1. ORGANIZATION AND BASIS OF PREPARATION (Continued):

Each stockholder elected to receive a combination of cash and stock, or exclusively cash or stock. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock. The Company distributed approximately $19.7 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.3 million is included in other liabilities in the consolidated balance sheet at June 30, 2009. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

1.	ORGANIZATION AND BASIS OF PREPARATION (Continued):

On June 30, 2009, GTJ REIT, Inc. through its wholly-owned subsidiaries, Shelter Electric Maintenance Corp. and Shelter Electric Acquisition Subsidiary LLC, (collectively, “Shelter Electric”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Morales Electrical Contracting, Inc. (“Morales”), a Valley Stream, New York based electrical construction company, pursuant to which Morales sold certain of its assets and assigned certain contracts and employees to Shelter Electric.

Pursuant to the Asset Purchase Agreement, Shelter Electric purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million, consisting primarily of the satisfaction and payment of certain liabilities of Morales. The $1.0 million purchase price was allocated to identifiable intangible assets with approximately $0.3 million allocated to the contracts assumed, $0.4 million allocated to the non compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric will also provide a line of credit of up to approximately $0.6 million, through a Credit and Security Agreement to finance the completion of two contracts currently in progress. In addition, Alan Smith, the former Vice President of Morales will be employed by Shelter to manage and expand the electrical construction operations. Mr. Smith’s employment is subject to usual and customary conditions and restrictive covenants.

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

In connection with preparation of the consolidated interim financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 "Subsequent Events" ("SFAS 165"), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 13, 2009.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

On March 3, 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23,395,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement. The cost of approximately $19,781,000 was allocated to land, buildings and improvements, approximately $2,183,000 to in-place lease intangibles and approximately $1,431,000 to above market leases (both intangibles are included in intangible assets, net in the accompanying condensed consolidated balance sheet). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the three and six months ended June 30, 2009 and 2008 was approximately $205,000, 409,000, $ 68,000 and $205,000, respectively.

The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008. Assuming the office building was acquired at the beginning of the period, proforma rental revenue for the three months ended March 31, 2008 was $532,350. Actual revenue recorded for the period from the date of acquisition through March 31, 2008 was $187,866. Pursuant to the terms of the lease the tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Depreciation and Amortization:

The Company uses the straight-line method for depreciation and amortization. Properties and property improvements are depreciated over their estimated useful lives, which range from 10 to 25 years.  Furniture and fixtures, equipment, and transportation equipment is depreciated over estimated useful lives that range from 5 to 10 years. Tenant improvements are amortized over the shorter of the remaining non-cancellable term of the related leases or their useful lives.

Deferred Charges:

Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the related tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying condensed consolidated balance sheets are shown at cost, net of accumulated amortization of $1,976,000 and $2,128,000 as of June 30, 2009 and December 31, 2008, respectively.

Asset Impairment:

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analysis includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There are no indicators of impairment for the three and six months ended June 30, 2009.

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

JUNE 30, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with SFAS No. 13, “Accounting for Leases,” as amended. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of amounts so recognized over amounts due pursuant to the underlying leases amounted to approximately $4,067,000 and $3,883,000 at June 30, 2009 and December 31, 2008, respectively. (see Note 4).

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

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with SFAS No. 144 for the three and six months ended June 30, 2009 and 2008.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash includes certain certificates of deposit amounting to $0 and $408,000 at June 30, 2009 and December 31, 2008, respectively, that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at June 30, 2009 and December 31, 2008 AIG held $1,443,269 and $1,598,358, respectively, on behalf of the Company that was restricted by AIG for the purpose of the payment of insurance losses.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying condensed consolidated statements of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices.

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

The Company elected a fiscal year ended June 30th for tax reporting purposes. For the period July 1, 2006 to June 30, 2007, the Company filed tax returns in the U.S. federal tax jurisdiction, the states of New York, New Jersey, California and Arizona and the City of New York. The tax returns included the results of GTJ REIT, Inc. for the period July 1, 2006 through June 30, 2007 and the results of the Companies acquired in the Reorganization from the period April 1, 2007 through June 30, 2007. During January 2008, the Company elected to change its year end from June 30th to December 31st. As a result, the Company filed a tax return for the period July 1, 2007 through December 31, 2007 which included the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the taxable REIT subsidiaries. During February 2009, the taxable REIT subsidiaries elected to change their fiscal year end from June 30th to December 31st and as a result will file a tax return for the period July 1, 2008 to December 31, 2008.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2009 and December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. Federal or state income tax examinations by tax authorities for years after 2004. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. Federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of June 30, 2009.

Green and its subsidiary were under examination by the Internal Revenue Service for its U.S. corporate income tax return for the tax year ended December 31, 2005. The audit was completed in 2008 and there were no adjustments proposed in connection with the examination.

Comprehensive Income:

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which sets forth rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in comprehensive income, net of taxes and as a component of stockholders’ equity.

Environmental Matters:

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 6 and 11).

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, which from time-to-time exceed the Federal depository insurance coverage. Cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013.

Derivative Financial Instruments:

The Company utilizes derivative financial instruments, principally interest rate caps, to manage its exposure in fluctuations to interest rates related to the Company's floating rate debt. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering derivative contracts with major financial institutions.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 8. The Company accounts for stock based compensation pursuant to the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements:

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are available to be issued, including disclosure of the date through which subsequent events have been evaluated and whether the date corresponds with the release of the financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s Consolidated Financial Statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 (“FSP FAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 provides guidance on accounting for business combinations. It addresses issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement under SFAS 157, “Fair Value Measurement.” FSP FAS 157-4 applies to all fair value measurements prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s Consolidated Financial Statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when it has occurred. FSP FAS 115-2 and FAS 124-2 applies only to debt securities and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. When adopting FSP FAS 115-2 and FAS 124-2, the Company will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s Consolidated Financial Statements.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

3. AVAILABLE FOR SALE SECURITIES (Continued):

The following is a summary of available-for-sale securities at June 30, 2009 and December 31, 2008 (in thousands):

	Available-for-Sale Securities
June 30, 2009	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$ -	$ -	$ 228	$ 228
Money market fund	1,233	1,233	-	1,233
U.S. Treasury/U.S. Government debt securities	1,985	1,996	42	2,038
Total available-for-sale securities	$ 3,218	$ 3,229	$ 270	$ 3,499

	Available-for-Sale Securities
December 31, 2008	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$ -	$ -	$ 265	$ 265
Money market fund	2,050	2,050	-	2,050
U.S. Treasury/U.S. Government debt securities	1,985	1,995	3	1,998
Total available-for-sale securities	$ 4,035	$ 4,045	$ 268	$ 4,313

Other comprehensive income for the three months ended June 30, 2009 and year ended December 31, 2008 includes net unrealized holding gains of approximately $294,000 and $292,000, respectively. No amounts were reclassified from other comprehensive income to income for the three and six months ended June 30, 2009 or for the year ended December 31, 2008.

4.	OTHER ASSETS:

                Other assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Prepaid expenses	$ 1,021	$ 215
Prepaid and refundable income taxes	182	512
Rental income in excess of amount billed	4,607	3,883
Other assets	670	550
	$ 6,480	$ 5,160

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

5.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

                The liability for losses and loss adjustment expenses in connection with certain previous insurance claims at June 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Reported claims	$1,582	$1,767
Provision for incurred but not reported claims	146	273
	$1,728	$2,040

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

6.	OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Accrued dividends	$ 1,078	$ 1,078
Accrued earnings and profits distribution	297	378
Accrued professional fees	172	83
Accrued wages	265	127
Deposit liability	587	252
Deferred tax liability	158	158
Reserve personal property and damage claims	606	631
Accrued environmental costs	1,227	1,551
Prepaid rent	381	375
Other	823	390
Discontinued liabilities of former bus operations	859	868
Accrued vacation	107	107
	$ 6,560	$ 5,998

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

7. NOTE PAYABLE TO BANK AND CREDIT FACILITY:

ING Financing Agreement:

On July 2, 2007, the Company entered into a loan agreement, dated as of June 30, 2007 (the “Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the additional draw floats at a spread over one month LIBOR, 1.71% at June 30, 2009.  In addition, there is a one-tenth of one percent non-use fee on the unused portion of the Facility.  Principal is payable on the maturity date July 1, 2010, unless otherwise extended or renewed. At June 30, 2009 and December 31, 2008, the amount outstanding under the Loan Agreement was approximately $43.2 million.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the Loan Agreement. The $1.0 million mortgage loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively.

For the six months ended June 30, 2009 and the year ended December 31, 2008, the fair value of the interest rate cap associated with the debt was insignificant.

The credit facility is used to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

In addition to customary non-financial covenants, the Company is obligated to comply with certain financial covenants. As of June 30, 2009, the Company is in compliance with its non-financial and financial covenants.

8.	STOCKHOLDERS’ EQUITY:

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution, of which 13,472,281 shares have been issued (see Note 1).

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

8.  STOCKHOLDERS’ EQUITY (Continued):

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Dividend Distributions

On June 10, 2009, the Company declared distributions of $0.08 per share of common stock, payable with respect to the three months ended June 30, 2009, to stockholders of record at the close of business on June 30, 2009. The Company paid this distribution on July 15, 2009.

The following table presents dividends declared by the Company on its common stock from January 1, 2009 through June 30, 2009:

Declaration	Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

March 23, 2009	March 31, 2009	March 31, 2009	April 15, 2009	$ 0.08
June 10, 2009	June 30, 2009	June 30, 2009	July 15, 2009	$ 0.08

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period. All options expire ten years from the date of grant. At June 30, 2009, 255,000 options were outstanding under the Plan, of which 116,111 were exercisable. At June 30, 2009, 745,000 shares of the Company’s common stock remain available for future issuance.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

8.   STOCKHOLDERS’ EQUITY (Continued):

             The following table presents the activity of options outstanding under the Plan for the three months ended June 30, 2009:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2008	255,000	$ 11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at June 30, 2009 (2)	255,000	$ 11.14	$ 1.90
Options vested and exercisable at June 30, 2009	116,111	$ 11.14	$ 1.90

All outstanding and exercisable options have a remaining contractual life of approximately 9.8 years.

_________________________

(1)

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

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2009 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of June 30, 2009.

As of June 30, 2009, there was approximately $200,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 3 years. For the three and six months ended June 30, 2009 and 2008, stock compensation expense was approximately $32,000, $63,000, $32,000 and $158,000, respectively.

Special Distribution of Earnings and Profits

On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per share of common stock , payable in $20,000,000 of cash and 3,775,400 of the Company’s common stock. For the purposes of the special distribution, the Company’s common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62,060,000. The holders of the Company’s shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company’s shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company’s shares they elected, but could be based on a proration of the available cash after all elections (i.e.: not on a first come-first served basis). The Company calculated the proportion of cash and the Company’s shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

8.	STOCKHOLDERS’ EQUITY (Continued):

As of June 30, 2009, cash of approximately $19.7 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.3 million is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2009. Amounts paid were borrowed against the credit facility.

9.	EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common stock equivalents for any of the periods presented in the Company’s consolidated statements of operations.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$ 2,078	$ 1,187	$ 4,014	$ 1,314

Denominator:
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281	13,472,281	13,472,281
Basic and Diluted Per Share Information:
Net income per share - basic and diluted	$ 0.16	$ 0.09	$ 0.30	$ 0.10

10.	RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Managing partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), which has acted as counsel to the Company for approximately nine years. Fees incurred by the Company to RMF as of and for the three and six months ended June 30, 2009 and 2008 were approximately $145,000, $403,000, $126,000 and $363,000, respectively.

Paul A. Cooper is an officer and director of the Company and is the son of Jerome Cooper (Chairman of the Board). In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. This space is currently occupied by the Company. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. This lease will expire in April 2010. In February 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of the Company’s common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company’s common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The Company filed the post-trial memorandum on March 27, 2009 and a reply memorandum on April 24, 2009. The matter is presently sub judice. The claimants are seeking sums substantially in excess of the Company’s good faith offer. The Company cannot predict its liability if any, for sums in excess of the payment it has made to date. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Environmental Matters

The Company’s real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby the Company has committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company’s initial engineering report had an estimated cost range with a low-end of the range, of approximately $1.4 million and a high-end range estimate, of approximately $2.6 million, which provided a “worst case” scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate.

In May 2008, the Company received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of June 30, 2009 and December 31, 2008 the Company has recorded a liability for remediation costs of approximately $1.2 million and $1.6 million, respectively. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued):

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

The Paratransit Operations’ revenues and net income (losses) for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$-	$3,645	$-	$7,217
Net income (loss)	$5	$(404)	$34	$(666)

12.	SIGNIFICANT TENANT:

              Four tenants, included in the condensed consolidated statement of income, constituted 100% of rental revenue for the three and six months ended June 30, 2009 and 2008.

13.	FAIR VALUE:

Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. In April 2009, the FASB issued FAS 107-1 and APB 28-1which requires the Company to disclose in the notes of its interim financial statements as well as its annual financial statements, the fair value of all financial instruments as required by SFAS 107. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of June 30, 2009 and December 31, 2008. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Available-for-sale securities	$3,499	$3,499	$4,313	$4,313
Derivative financial instruments	$-	$-	$-	$-

Financial liabilities:
Secured revolving credit facility	$43,215	$43,215	$43,215	$43,215

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

13. FAIR VALUE (Continued):

Fair Value Measurement

The Company determines fair value in accordance with SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2009.

Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$3,499	$3,499	$3,499	$ -	$ -
Derivative financial instruments (1)	$ -	$ -	$ -	$ -	$ -

(1)  These are valued using Level 2 inputs.  At June 30, 2009 the fair value was insignificant.

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

          Derivative financial instruments:  Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.  These items are included in other assets and other liabilities on the consolidated balance sheet.  In accordance with SFAS 157, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.

GTJ REIT, INC. AND SUBSIDIAREIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

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

The summarized segment information (excluding discontinued operations), as of and for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

Three Months Ended June 30, 2009

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 3,293	$ 7,868	$ -	$ (102)	$ 11,059
Operating expenses	1,133	7,178	40	-	8,351
Operating income (loss)	2,160	690	(40)	(102)	2,708
Other income (expense)	(530)	(11)	(182)	102	(621)

Income (loss) from continuing operations before income taxes	1,630	679	(222)	-	2,087
Provision for income taxes	-	(14)	-	-	(14)
Income (loss) from continuing operations	$ 1,630	$ 665	$ (222)	$ -	$ 2,073
Capital expenditures	$ -	$ 238	$ -	$ -	$ 238
Depreciation and amortization	$ 556	$ 61	$ -	$ -	$ 617
Total assets (1)	$ 170,980	$ 14,269	$ 2,836	$ (43,896)	$ 144,189

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

14. SEGMENTS (Continued):

Three Months Ended June 30, 2008

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 3,065	$ 8,311	$ -	$ (368)	$ 11,008
Operating expenses	1,490	8,109	49	(489)	9,159
Operating income	1,575	202	(49)	121	1,849
Other income (expense)	(479)	50	185	(121)	(365)

Income (loss) from continuing operations before income taxes	1,096	251	136	-	1.484
Benefit from income taxes	-	107	-	-	107
Income from continuing operations	$ 1,096	$ 358	$ 136	$ -	$ 1,591
Capital expenditures	$ 12	$ 270	$ -	$ -	$ 282
Depreciation and amortization	$ 532	$ 44	$ (2)	$ -	$ 574
Total assets (2)	$ 184,497	$ 15,208	$ 3,852	$ (60,891)	$ 142,666

Six Months Ended June 30, 2009

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 6,537	$ 15,088	$ -	$ (204)	$ 21,421
Operating expenses	2,377	13,926	84	-	16,387
Operating income (loss)	4,160	1,162	(84)	(204)	5,034
Other income (expense)	(1,051)	(11)	(176)	204	(1,034)

Income (loss) from continuing operations before income taxes	3,109	1,151	(260)	-	4,000
Provision for income taxes	-	(20)	-	-	(20)
Income (loss) from continuing operations	$ 3,109	$ 1,131	$ (260)	$ -	$ 3,980
Capital expenditures	$ -	$ 410	$ -	$ -	$ 410
Depreciation and amortization	$ 1,127	$ 120	$ -	$ -	$ 1,247
Total assets (1)	$ 170,980	$ 14,269	$ 2,836	$ (43,896)	$ 144,189

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

14. SEGMENTS (Continued):

Six Months Ended June 30, 2008

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$ 5,908	$ 15,562	$ -	$ (630)	$ 20,840
Operating expenses	3,602	14,957	79	(465)	18,173
Operating income	2,306	605	(79)	(165)	2,667
Other income (expense)	(918)	(140)	137	165	(756)

Income (loss) from continuing operations before income taxes	1,388	465	58	-	1,911
Benefit from income taxes	-	70	-	-	70
Income (loss) from continuing operations	$ 1,388	$ 535	$ 58	$ -	$ 1,981
Capital expenditures	$ 12	$ 682	$ -	$ -	$ 694
Depreciation and amortization	$ 905	$ 68	$ -	$ -	$ 973
Total assets (2)	$ 184,497	$ 15,208	$ 3,852	$ (60,891)	$ 142,666

(1). Does not include assets of the discontinued Paratransit operation totaling $378

(2). Does not include assets of the discontinued Paratransit operation totaling $3,750

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 30, 2009, we through our wholly-owned subsidiaries, Shelter Electric Maintenance Corp. and Shelter Electric Acquisition Subsidiary LLC, (collectively, “Shelter Electric”) purchased from Morales Electrical Contracting, Inc. (“Morales”), a Valley Stream, New York based electrical construction company, certain of its assets and certain contracts.

We purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million. The $1.0 million purchase price was allocated to identifiable intangibles with approximately $0.3 million allocated to the contracts assumed, $0.4 million allocated to the non compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric will also provide a line of credit of up to approximately $0.6 million, through a Credit and Security Agreement to finance the completion of two contracts currently in progress. In addition, Alan Smith, the former Vice President of Morales has been employed by us to manage and expand the electrical construction operations (subject to usual and customary conditions and restrictive covenants).

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Revenue Recognition-Real Estate Operations:

We recognize revenue in accordance with SFAS No. 13, “Accounting for Leases,” as amended, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

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

Asset Impairment:

We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Fair Value Measurements:

We determine fair value in accordance with SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Stock-Based Compensation:

At June 30, 2009, we have a stock-based compensation plan, which is described in Note 8. We account for stock based compensation pursuant to the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$ 3,293	$ 3,065	$ 228	7%
Outdoor maintenance and cleaning operations	7,766	7,943	(177)	(2%)
Total revenues	11,059	11,008	51	nm
Operating expenses:
General and administrative expenses	2,720	2,971	(251)	(8%)
Equipment maintenance and garage expenses	557	478	79	17%
Transportation expenses	499	698	(199)	(29%)
Contract maintenance and station expenses	3,011	3,253	(242)	(7%)
Insurance and safety expenses	567	874	(307)	(35%)
Operating and highway taxes	379	380	(1)	nm
Other operating expenses	249	203	46	23%
Depreciation and amortization expense	369	302	67	22%
Total operating expenses	8,351	9,159	(808)	(9%)
Operating income	2,708	1,849	859	46%
Other income (expense):
Interest income	55	68	(13)	(19%)
Interest expense	(474)	(566)	(92)	(16%)
Other	(202)	133	(335)	(252%)
Total other income (expense):	(621)	(365)	(256)	70%
Income from continuing operations before income taxes	2,087	1,484	603	41%
(Provision) benefit for income taxes	(14)	(107)	(121)	(113%)
Income from continuing operations	2,073	1,591	482	30%
Discontinued Operation:
Income (loss) from operations of discontinued operation, net of income taxes	5	(404)	409	(101%)
Net income	$2,078	$1,187	$891	75%

nm - not meaningful

Property Rental Revenues

Property rental revenue increased $0.2 million, or 7%, to $3.3 million for the three months ended June 30, 2009 from $3.1 million for the three months ended June 30, 2008. This increase was primarily due to an increase in rental revenue from the rezoning of a portion of the leased space on one of our properties over the same period.

Outside Maintenance and Cleaning Operations Revenues

Outside Maintenance and Cleaning Operations revenue decreased $0.2 million, or 2%, to $7.7 million for the three months ended June 30, 2009 from $7.9 million for the three months June 30, 2008. This decrease was primarily due to the economic environment partially offset by an increase in contracts associated with the traffic control division as compared to the three months ended June 30, 2008.

Operating Expenses

Operating expenses decreased $0.8 million, or 9%, to $8.4 million for the three months ended June 30, 2009 from $9.2 million for the three months ended June 30, 2008. This decrease is primarily due to a reduction in direct labor, sub contracting and supplies associated with a decrease in street furniture installation and contracted maintenance service and decreases in professional fees.

Other Income (Expense)

Other income (expense) increased $256,000, or 70%, to $621,000 for the three months ended June 30, 2009 from $365,000 for the three months ended June 30, 2008. This increase was primarily due to an increase in insurance reserves partially offset by a 24% decrease in the average cost of our borrowing from 5.08% for the three months ended June 30, 2008 to 3.82% for the three months ended June 30, 2009 due to a reduction in average LIBOR on our floating rate debt. This was partially offset by a decrease in interest income due to a lower average yield on our cash balances.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of June 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the three months ended June 30, 2009 and 2008.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended June 30, 2009, we recorded a $14,000 provision on income from these taxable REIT subsidiaries. The benefit for the three months ended June 30, 2008 was $107,000 on income from these taxable REIT subsidiaries.

Loss from Operations of Discontinued Operation, Net of Taxes

Loss from operations of discontinued operation, net of taxes reflects the operating results of the Paratransit business. The discontinued operation reflects no operations for the three months ended June 30, 2009 compared to operations for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$ 6,537	$ 5,908	$ 629	11%
Outdoor maintenance and cleaning operations	14,884	14,932	(48)	nm
Total revenues	21,421	20,840	581	3%
Operating expenses:
General and administrative expenses	5,605	5,838	(233)	(4%)
Equipment maintenance and garage expenses	1,066	1,791	(725)	(40%)
Transportation expenses	960	1,274	(314)	(25%)
Contract maintenance and station expenses	5,454	6,107	(653)	(11%)
Insurance and safety expenses	1,211	1,450	(239)	(16%)
Operating and highway taxes	846	788	58	7%
Other operating expenses	503	381	122	32%
Depreciation and amortization expense	742	544	198	36%
Total operating expenses	16,387	18,173	(1,786)	(10%)
Operating income	5,034	2,667	2,367	89%
Other income (expense):
Interest income	125	177	(52)	(29%)
Interest expense	(945)	(1,005)	60	(6%)
Other	(214)	72	(286)	(397%)
Total other income (expense):	(1,034)	(756)	(278)	37%
Income from continuing operations before income taxes	4,000	1,911	2,089	109%
(Provision) benefit for income taxes	(20)	69	(89)	(129%)
Income from continuing operations	3,980	1,980	2,000	101%
Discontinued Operation:
Income (loss) from operations of discontinued operation, net of income taxes	34	(666)	700	(105%)
Net income	$ 4,014	$ 1,314	$ 2,700	205%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $0.6 million, or 11%, to $6.5 million for the six months ended June 30, 2009 from $5.9 million for the six months ended June 30, 2008. This increase was primarily due to an increase in rental revenue from the rezoning of a portion of the leased space on one of our properties over the same period and a full six months of rental revenue from the Farmington, CT property as compared to only four months of rental revenue for the six months ended June 30, 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside Maintenance and Cleaning Operations revenue decreased $48,000 for the three months June 30, 2009 as compared to the three months June 30, 2008. This decrease was primarily due to an a decrease in cleaning and maintenance revenue due to the economic environment partially offset by an increase in contracts associated with the traffic control division as compared to the three months ended June 30, 2008.

Operating Expenses

Operating expenses decreased $1.8 million, or 10%, to $16.4 million for the six months ended June 30, 2009 from $18.2 million for the six months ended June 30, 2008. This decrease is primarily due to a reduction in remediation expense as well as a reduction in direct labor, sub contracting and supplies associated with a decrease in street furniture installation and contracted maintenance service and decreases in professional fees partially offset by an increase in depreciation expense related to the Farmington, CT property.

Other Income (Expense)

Other income (expense) increased $278,000, or 37%, to $1,034,000 for the six months ended June 30, 2009 from $756,000 for the six months ended June 30, 2008. This increase was primarily due to an increase in insurance reserves partially offset by a 25% decrease in the average cost of our borrowing from 5.11% for the six months ended June 30, 2008 to 3.82% for the six months ended June 31, 2009 due to a reduction in average LIBOR on our floating rate debt. This was partially offset by a 21% increase in the average balance of our credit facility from $35.9 million for the six months ended June 30, 2008 to $43.2 million for the six months ended June 30, 2009 as a result of financing the purchase of the Farmington, CT property and a decrease in interest income due to a lower average yield on the cash balances.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of June 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the six months ended June 30, 2009 and 2008.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the six months ended June 30, 2009, we recorded a $20,000 provision on income from these taxable REIT subsidiaries compared to a tax benefit for the six months ended June 30, 2008 of $69,000 on losses from these taxable REIT subsidiaries

Loss from Operations of Discontinued Operation, Net of Taxes

Loss from operations of discontinued operation, net of taxes reflects the operating results of the Paratransit business. The discontinued operation reflects no operations for the six months ended June 30, 2009 compared to operations for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $12.6 million compared to $11.9 million at December 31, 2008. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows; the Company also has used its secured revolving credit facility for these purposes. The Company believes that its net  cash  provided  by operations,  coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings

On July 2, 2007, GTJ REIT entered into a loan agreement, dated as of June 30, 2007 (the “Loan Agreement”), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, we made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to us. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the subsequent draw down floats at a spread over one month LIBOR, 1.71% at June 30, 2009.  In addition, there is a one-tenth of one percent non-use fee on the unused portion of the facility.  Principal is payable on the maturity date,  July 1, 2010, unless otherwise extended or renewed. At June 30, 2009 and December 31, 2008, total outstanding under the Loan Agreement was approximately $43.2 million.

The loan facilities are collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Registrant pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc. (ii) Green Acquisition, Inc. pledged its 100% membership interest in each of (a) 49-19Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of GTJ REIT, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. We had assigned our interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the Loan Agreement. The $1.0 million mortgage loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively.

For the six months ended June 30, 2009, the fair value of the interest rate cap associated with the debt was insignificant.

In addition to customary non-financial covenants, we are obligated to comply with certain financial covenants. As of June 30, 2009, we are in compliance with our non-financial and financial covenants.

Earnings and Profit Distribution

As of June 30, 2009, cash of approximately $19.7 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.3 million is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2009. Amounts paid were borrowed against our credit facility.

Net Cash Flows

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Operating Activities

Net cash provided by operating activities was approximately $1.9 million for the six months ended June 30, 2009 and approximately $2.5 million for the six months ended June 30, 2008. For the 2009 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $4.0 million (ii) a decrease in accounts payable and accrued expenses of approximately $0.2 million, (iii) an increase in accounts receivable and other assets of approximately $2.9 million, (iv) depreciation and amortization expense of approximately $0.7 million, and (v) changes in insurance reserves of approximately $0.3 million.  For  the  2008  period, cash  provided  by operating activities of approximately $2.5 million was primarily related to (i)

net income from continuing operations of approximately $2.0 million, (ii) a decrease in accounts payable and accrued expenses of approximately $0.7 million (iii) depreciation and amortization expense of approximately $0.5 million (iii) changes in insurance reserves of approximately $0.7 million, and (iv) an increase in accounts receivable and other assets of approximately $0.7 million.

Investing Activities

Net cash provided by investing activities was approximately $0.5 million for the six months ended June 30, 2009 versus net cash used in investing activities of approximately $23.4 million for the six months ended June 30, 2008. For the 2009 period, cash used in investing activities primarily related to purchases of property, equipment and investment of approximately $0.5 million, purchases of intangible assets of approximately $0.4 million and proceeds from the sale of investments of approximately $0.9 million. For the 2008 period, cash used in investing activities primarily related to real estate assets acquired of approximately $23.4 million.

Financing Activities

Cash used in financing activities was approximately $2.2 million for the six months ended June 30, 2009 and was related to the payment of dividends. Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $20.1 million and primarily pertains to the proceeds from the revolving credit facility of approximately $23.2 million offset by dividend payments of approximately $2.8 million.

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income computed in accordance with GAAP excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

In determining AFFO we do not consider the operations of our taxable REIT subsidiaries (outside maintenance and shelter cleaning operations) as part of our real estate operations and therefore exclude the net income or net loss when arriving at AFFO. This is the one difference between our definition of AFFO and the NAREIT definition of FFO, which includes net income or net loss from taxable REIT subsidiaries.

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three and six months ended June 30, 2009 and 2008 (amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income	$ 2,078	$ 1,187	$ 4,014	$ 1,314
Plus: Real property depreciation	276	280	565	426
Amortization of intangible assets	205	205	409	273
Amortization of deferred leasing commissions	25	25	50	81
Funds from operations (FFO)	$ 2,584	$ 1,697	$ 5,038	$ 2,094
(Income) loss from Taxable-REIT Subsidiaries	(450)	(91)	(906)	74
Adjusted funds from operations (AFFO)	$ 2,134	$ 1,606	$ 4,132	$ 2,168

FFO per common share - basic and diluted	$ 0.19	$ 0.13	$ 0.37	$ 0.16
AFFO per common share - basic and diluted	$ 0.16	$ 0.12	$ 0.31	$ 0.16
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281	13,472,281	13,472,281

Acquisitions

In March 2008, we acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23,395,000 including closing costs. The property is triple net-leased to a single tenant under a long-term lease arrangement. The acquisition was funded from our secured credit facility.

On June 30, 2009, we through our wholly-owned subsidiaries, Shelter Electric Maintenance Corp. and Shelter Electric Acquisition Subsidiary LLC, (collectively, “Shelter Electric”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Morales Electrical Contracting, Inc. (“Morales”), a Valley Stream, New York based electrical construction company, pursuant to which Morales sold certain of its assets and assigned certain contracts and employees to Shelter Electric for approximately $1.0 million. The acquisition was funded using our cash.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The engineering report has an estimated cost range of approximately $1.4 million to $2.6 million was included which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of June 30, 2009 and December 31, 2008, we have recorded a liability for remediation costs of approximately $1.2 million and $1.6 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

We are exposed to interest rate changes primarily through the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand the real estate investment portfolio. Our objective with respect to interest rate risk is to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate our interest rate risk on our variable-rate borrowings.

Based on our variable rate liabilities as of June 30, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in our borrowing rate index would decrease our net income and cash flows by approximately $0.3 million. Based on our variable rate liabilities as of June 30, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in our borrowing rate index would increase our net income and cash flows by approximately $0.1 million.

At December 31, 2008, a 1.0% increase in our borrowing rate index would have decreased our net income and cash flows by approximately $0.2 million. At December 31, 2008, a 1.0% decrease in our borrowing rate index would have increased our net income and cash flows by approximately $0.1 million.

As of June 30, 2009 and December 31, 2008, we have one interest rate cap outstanding with a notional value of $54.0 million. The market value of this interest rate cap is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2009 and December 31, 2008, given a 100 basis point increase or decrease in forward interest rates, the change in value of this interest rate cap would be insignificant.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. During our review we determined that the Company did not have sufficient accounting staff which impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters. During the fourth quarter of 2008, we hired a Chief Financial Officer which has had a significant positive impact on our disclosure controls and procedures over financial reporting. Based on that review, evaluation and subsequent remediation, our Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of June 30, 2009, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. In March 2008, certain pre-trial discovery was ordered by the Court and provided by the Bus Companies. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The Company filed the post-trial memorandum on March 27, 2009 and a reply memorandum on April 24, 2009. As of the date of this report the matter was sub judice.

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

During the six months ended June 30, 2009, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of stockholders was held on June 10, 2009. At such meeting, our stockholders elected three nominees for Class III directors to serve for a three year term ending in 2012.

The following table shows the common stock votes cast with respect to the proposal identified above:

Election of Directors	For	Withheld Authority
Jerome Cooper	8,052,464	552,803
Jack J. Leahy	8,204,739	400,528
Donald M. Schaeffer	8,211,695	393,572

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 13, 2009	/s/ Jerome Cooper Jerome Cooper President and Chief Executive Officer and Chairman of the Board of Directors

Dated: August 13, 2009	/s/ David J. Oplanich David J. Oplanich Chief Financial Officer