Form 10-Q
period 2009-09-30
GTJ REIT, Inc.
filed 2009-11-12
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,472,281 shares of common stock as of November 9, 2009.

GTJ REIT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,222	24,222
	112,806	112,806
Less: accumulated depreciation and amortization	(7,860)	(7,019)
Net real estate held for investment	104,946	105,787
Cash and cash equivalents	14,198	11,901
Available for sale securities	3,615	4,313
Restricted cash	1,387	1,996
Accounts receivable, net	6,420	5,830
Other assets, net	7,081	5,160
Deferred charges, net	1,931	2,128
Intangible assets, net	3,103	2,933
Machinery and equipment, net	2,446	1,845
Assets of discontinued operation	166	730
Total assets	$145,293	$142,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured revolving credit facility	$43,215	$43,215
Accounts payable and accrued expenses	971	1,015
Unpaid losses and loss adjustment expenses	1,831	2,040
Other liabilities, net	8,123	5,998
	54,140	52,268
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at September 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	137,001	136,907
Cumulative distributions in excess of net income	(46,252)	(46,845)
Accumulated other comprehensive income	403	292
	91,153	90,355
Total liabilities and stockholders' equity	$145,293	$142,623

           The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Property rentals	$3,305	$2,822	$9,842	$9,004
Outdoor maintenance and cleaning operations	7,875	7,376	22,759	22,307
Total revenues	11,180	10,198	32,601	31,311
Operating expenses:
General and administrative expenses	2,825	2,685	8,430	8,524
Equipment maintenance and garage expenses	540	514	1,606	2,306
Transportation expenses	521	663	1,481	1,938
Contract maintenance and station expenses	3,468	2,973	8,922	9,079
Insurance and safety expenses	665	668	1,876	2,118
Operating and highway taxes	367	344	1,213	1,131
Other operating expenses	248	295	751	677
Depreciation and amortization expense	548	269	1,290	1,086
Total operating expenses	9,182	8,411	25,569	26,859
Operating income	1,998	1,787	7,032	4,452
Other income (expense):
Interest income	127	70	252	247
Interest expense	(461)	(554)	(1,406)	(1,559)
Litigation reserve	(1,713)	-	(1,713)	-
Other	(121)	(391)	(335)	(319)
Total other income (expense):	(2,168)	(875)	(3,202)	(1,631)
(Loss) income from continuing operations before income taxes	(170)	912	3,830	2,821
Benefit (provision) for income taxes	20	(242)	-	(430)
(Loss) income from continuing operations	(150)	670	3,830	2,391

Discontinued Operation:
Loss from operations of discontinued operation, net of income taxes	(38)	(1,272)	(4)	(1,679)

Net (loss) income	$(188)	$(602)	$3,826	$712
(Loss) income per common share - basic and diluted:
(Loss) income from continuing operations	$(0.01)	$0.05	$0.28	$0.18
Loss from discontinued operations	$0.00	$(0.09)	$0.00	$(0.13)
Net (loss) income	$(0.01)	$(0.04)	$0.28	$0.05
Weighted-average common shares outstanding - basic and diluted	13,472,281	13,472,281	13,472,281	13,472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2009
(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2009	-	$-	13,472,281	$1	$136,907	$(46,845)	$292	$90,355

Distributions - common stock, $0.24 per share	-	-	-	-	-	(3,233)	-	(3,233)

Stock-based compensation related to employee stock options	-	-	-	-	94	-	-	94

Comprehensive income:

Net income	-	-	-	-	-	3,826	-	3,826

Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	111	111

Total comprehensive income	-	-	-	-	-	-	-	3,937
Balance at September 30, 2009	-	$-	13,472,281	$1	$137,001	$(46,252)	$403	$91,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited, amounts in thousands, except share and per share data)
	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,826	$712
Loss from discontinued operation	4	1,679
Income from continuing operations	3,830	2,391
Adjustments to reconcile net income to net cash provided by operating activities
Deferred taxes	-	412
Stock-based compensation	94	189
Changes in insurance reserves	(209)	(446)
Provision for uncollectible receivables	119	-
Depreciation and amortization	1,002	836
Amortization of deferred financing costs	152	152
Amortization of deferred charges	76	106
Amortization of intangible assets	776	477
Changes in operating assets and liabilities:
Accounts receivable	(708)	(1,131)
Other assets	(1,920)	(494)
Deferred charges	(32)	-
Accounts payable and other liabilities	2,080	2,976
Net cash provided by operating activities	5,260	5,468
Investing activities:
Real estate assets acquired	-	(19,781)
Lease intangible assets acquired	-	(3,614)
Assets acquired less liabilities assumed	(946)	-
Purchases of property and equipment	(762)	(925)
Purchase of investments	(55)	(222)
Proceeds from sale of investments	864	452
Restricted cash	609	672
Net cash used in investing activities	(290)	(23,418)
Financing activities:
Proceeds from revolving credit facility	-	23,215
Dividends paid	(3,233)	(3,840)
Earnings and profits distribution	-	(548)
Net cash (used in) provided by financing activities	(3,233)	18,827
Cash flow provided by (used in) discontinued operations:
Operating activities	560	(2 780)
Net increase (decrease) in cash and cash equivalents	2,297	(1,903)
Cash and cash equivalents at the beginning of period	11,901	11,362
Cash and cash equivalents at the end of period	$14,198	$9,459
Supplemental cash flow information:
Interest paid	$1,254	$1,566
Cash paid for taxes	$161	$108
Assumption of liabilities from assets acquired	$505	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

At September 30, 2009, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

The Bus Companies, including their subsidiaries, owned a total of seven rentable parcels of real property at September 30, 2009 and December 31, 2008, four of which are leased to the City of New York (the “City”), two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business is available for lease. There is an additional property of negligible size which is not rentable. Prior to

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION (Continued):

the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business (which was discontinued as of September 30, 2008), which were acquired as part of the merger.

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

       The Reorganization was accounted for under the purchase method of accounting as required by ASC No. 805. Because GTJ REIT has been formed to issue equity interests to effect a business combination, as required by ASC No. 805, one of the existing combining entities was required to be determined the acquiring entity. Under ASC No. 805, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. Immediately following the Reorganization, the former Green shareholders had a 42.088% voting and economic interest in the Company, the former Triboro shareholders had a 38.287% voting and economic interest in the Company, and the former Jamaica shareholders had a 19.625% voting and economic interest in the company. Additionally, under ASC No. 805, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION (Continued):

Each stockholder elected to receive a combination of cash and stock, or exclusively cash or stock. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.7 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.3 million is included in other liabilities in the consolidated balance sheet at September 30, 2009. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

Under the purchase method of accounting, Triboro’s and Jamaica’s assets and liabilities were acquired by Green and have been recorded at their estimated fair value. Accordingly, under the Reorganization, 10,000,000 shares of the Company’s common stock were distributed (exclusive of 361 fractional shares), 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values are based on third-party valuations. The fair value of the net assets acquired for the remaining interest in GTJ, not previously owned by Green, exceeded the total consideration for the acquisition by approximately $6.0 million (of which an additional adjustment of  approximately $1.1 million was recorded at December 31, 2007 to adjust certain acquired deferred tax liabilities), resulting in negative goodwill. The excess negative goodwill was allocated on a pro rata basis and recorded as a reduction of long-lived assets.

The following table summarizes the allocation of the purchase price in the form of a condensed consolidated balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

	Triboro	Jamaica	Total
Issuance of stock	$66,402	$34,035	$100,437

Cash and cash equivalents	$6,126	$974	$7,100
Restricted cash	1,275	637	1,912
Accounts receivable	2,627	1,314	3,941
Operating subsidies receivables	1,752	941	2,693
Deferred leasing commissions	782	-	782
Other assets	2,682	1,549	4,231
Securities available for sale	1,668	593	2,261
Real property and equipment	55,038	30,919	85,957
Machinery and equipment	149	75	224
Total assets	72,099	37,002	109,101

Accounts payable and accrued expenses	741	371	1,112
Revolving credit borrowings	168	84	252
Note payable	666	333	999
Income tax payable	294	157	451
Deferred tax liability	248	124	372
Unpaid losses and loss adjustment expenses	1,736	868	2,604
Other liabilities	1,844	1,030	2,874
Total liabilities	5,697	2,967	8,664
Fair value of net assets acquired	$66,402	$34,035	$100,437

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Pursuant to the Asset Purchase Agreement, Shelter Electric purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million, consisting primarily of the satisfaction and payment of certain liabilities of Morales. The $1.0 million purchase price was allocated to identifiable intangible assets with approximately $0.3 million allocated to the contracts assumed, $0.4 million allocated to the non-compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric will also provide a line of credit of up to approximately $0.6 million, through a Credit and Security Agreement to finance the completion of two contracts currently in progress. In addition, the former Vice President of Morales has been employed by Shelter to manage and expand the electrical construction operations. The employment is subject to usual and customary conditions and restrictive covenants.

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading.

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and partnerships or other joint ventures which the Company controls. In the opinion of management, all adjustments (consisting of normal recurring accruals and a litigation reserve) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

In connection with preparation of the consolidated interim financial statements and in accordance with ASC No. 855-10-25, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 12, 2009.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued):

may result in impairments of certain assets. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment, and intangible assets, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Real Estate Investments:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Upon the acquisition of real estate properties, the fair values of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805. The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

On March 3, 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23,395,000 including closing costs.  The property is triple net leased to a single tenant under a long-term lease arrangement. The cost of approximately $19,781,000 was allocated to land, buildings and improvements, approximately $2,183,000 to in-place lease intangibles and approximately $1,431,000 to above market leases (both intangibles are included in intangible assets, net in the accompanying condensed consolidated balance sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the three and nine months ended September 30, 2009 and 2008 was approximately $205,000, $614,000, $205,000 and $477,000, respectively.

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
SEPTEMBER 30, 2009
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued):

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

Deferred Charges:

       Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the related tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying condensed consolidated balance sheets are shown at cost, net of accumulated amortization of $1,931,000 and $2,128,000 as of September 30, 2009 and December 31, 2008, respectively.

Asset Impairment:

The Company applies the guidance in ASC No. 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analysis includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment for the three and nine months ended September 30, 2009.

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

•
Outside Maintenance, Shelter Cleaning Operations and Electrical Contracting provide outside maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California and electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York.

•
Insurance Operations assumes reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC No. 840-20-25 which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases.  The excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $4,968,000 and $3,883,000 at September 30, 2009 and December 31, 2008, respectively (see Note 4).

Property operating expense recoveries from tenants of common area maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service.

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion.

Revenue Recognition—Insurance Operations:

Premiums are recognized as revenue on a pro-rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

Earnings Per Share Information:

In accordance with ASC No. 260-10-45, the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. The stock option awards were excluded from the computation of diluted earnings per share because the awards would have been antidilutive for the periods presented.

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with ASC No. 205-20-05 for the three and nine months ended September 30, 2009 and 2008.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash:

Restricted cash includes certificates of deposit amounting to $408,000 at December 31, 2008, that were on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at September 30, 2009 and December 31, 2008 AIG held $1,387,346 and $1,598,358, respectively, on behalf of the Company that was restricted by AIG for the purpose of the payment of insured  losses.

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

Available for Sale Securities:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

Income Taxes:

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. Accordingly, the Company is generally not subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements as defined under Section 856 through 860 of the Code.

In connection with the RMA, the Company is permitted to participate in certain activities so long as these activities are conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state and local taxes on the income from these activities.  The Company accounts for income taxes under the asset and liability method, as required by the provisions of ASC No. 740-10-30. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2009 and December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

Green filed its final tax return for the period January 1, 2007 through March 29, 2007. Green is subject to U.S. Federal or state income tax examinations by tax authorities for years after 2004. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. Federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of September 30, 2009.

Green and its subsidiary were under examination by the Internal Revenue Service for its U.S. corporate income tax return for the tax year ended December 31, 2005. The audit was completed in 2008 and there were no adjustments proposed in connection with the examination.

Comprehensive Income:

The Company follows the provisions of ASC No. 220-10-45, which sets forth rules for the reporting and display of comprehensive income and its components. ASC No. 220-10-45 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income, net of taxes and as a component of stockholders’ equity.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Derivative Financial Instruments:

The Company utilizes derivative financial instruments, principally interest rate caps, to manage its exposure in fluctuations to interest rates related to the Company’s floating rate debt.  The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering derivative contracts with major financial institutions.

The Company accounts for derivative financial instruments in accordance with ASC No. 815-10-10 which requires an entity to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract with any change in fair value as a component of interest expense.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 8. The Company accounts for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements:

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which amends Accounting ASC No. 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities not exchanged in an orderly transaction. The guidance provided is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-05 did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification TM  (“ASC”) and amended the hierarchy of generally accepted accounting principles such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The adoption of ASC had no impact on the Company’s Consolidated Financial Statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In May 2009, the FASB issued ASC No. 855-10 (formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are available to be issued, including disclosure of the date through which subsequent events have been evaluated and whether the date corresponds with the release of the financial statements. ASC No. 855-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC No. 855-10 did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued an update to ASC No. 805-20 (formerly FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). ASC No. 805-20 provides guidance on accounting for business combinations. It addresses issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC No. 805-20 applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC No. 805-20 did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued an update to ASC No. 820-10 (formerly FASB Staff Position No. FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC No. 820-10 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement. ASC No. 820-10 applies to all fair value measurements prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC No. 820-10 did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued an update to ASC No. 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC No. 825-10 requires the Company to disclose in the notes of its interim financial statements as well as its annual financial statements, the fair value of all financial instruments. ASC No. 825-10 applies to all financial instruments within the scope of ASC 825-10 and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Because ASC No. 825-10 impacts disclosure, the Company does not currently expect its adoption to have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued an update to ASC No. 320-10 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). ASC No. 320-10 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when it has occurred. ASC No. 320-10 applies only to debt securities and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. When adopting ASC No. 320-10, the Company will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The adoption of ASC No. 320-10 did not have a material effect on the Company’s Consolidated Financial Statements.

3.           AVAILABLE FOR SALE SECURITIES:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statement of income.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

3.           AVAILABLE FOR SALE SECURITIES (Continued):

The following is a summary of available-for-sale securities at September 30, 2009 and December 31, 2008 (in thousands):

	Available-for-Sale Securities
September 30, 2009	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$289	$289
Money market fund	1,246	1,246	-	1,246
U.S. Treasury/U.S. Government debt securities	1,982	1,990	90	2,080

Total available-for-sale securities	$3,228	$3,236	$379	$3,615

	Available-for-Sale Securities
December 31, 2008	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$265	$265
Money market fund	2,050	2,050	-	2,050
U.S. Treasury/U.S. Government debt securities	1,985	1,995	3	1,998

Total available-for-sale securities	$4,035	$4,045	$268	$4,313

Other comprehensive income for the three months ended September 30, 2009 and year ended December 31, 2008 includes net unrealized holding gains of approximately $403,000 and $292,000, respectively. No amounts were reclassified from other comprehensive income to income for the three and nine months ended September 30, 2009 or for the year ended December 31, 2008.

4.           OTHER ASSETS:

Other assets consist of the following (in thousands):
	September 30,	December 31,
	2009	2008

Prepaid expenses	$829	$215
Prepaid and refundable income taxes	152	512
Rental income in excess of amount billed	4,968	3,883
Other assets	1,132	550

	$7,081	$5,160

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

5.           UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses in connection with certain previous insurance claims at September 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Reported claims	$$1,614	$1,767
Provision for incurred but not reported claims	217	273
	$1,831	$2,040

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

6.           OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Accrued dividends	$1,078	$1,078
Accrued litigation liability	1,713	-
Accrued earnings and profits distribution	289	378
Accrued professional fees	133	83
Accrued wages	258	127
Deposit liability	465	252
Deferred tax liability	158	158
Reserve personal property and damage claims	678	631
Accrued environmental costs	1,171	1,551
Prepaid rent	378	375
Other	842	390
Liabilities of discontinued former bus operations	853	868
Accrued vacation	107	107

	$8,123	$5,998

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

7.           SECURED REVOLVING CREDIT FACILITY:

ING Financing Agreement:

On July 2, 2007, the Company entered into a loan agreement, dated as of June 30, 2007 (the “Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the additional draw floats at a spread over one month LIBOR, 1.65% at September 30, 2009. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the facility. Principal is payable on the maturity date July 1, 2010, unless otherwise extended or renewed. At September 30, 2009 and December 31, 2008, the amount outstanding under the Loan Agreement was approximately $43.2 million.

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

For the nine months ended September 30, 2009 and the year ended December 31, 2008, the fair value of the interest rate cap associated with the debt was insignificant.

The credit facility may be used to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

In addition to customary non-financial covenants, the Company is obligated to comply with certain financial covenants. As of September 30, 2009, the Company is in compliance with its non-financial and financial covenants.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

8.           STOCKHOLDERS’ EQUITY  (Continued):

Dividend Distributions

On November 9, 2009, the Company declared distributions of $0.08 per share of common stock, payable with respect to the three months ended December 31, 2009, to stockholders of record at the close of business on December 31, 2009. The Company expects to pay this distribution on or about January 15, 2010.

The following table presents dividends declared by the Company on its common stock from January 1, 2009 through September 30, 2009:

Declaration	Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

March 23, 2009	March 31, 2009	March 31, 2009	April 15, 2009	$ 0.08
June 10, 2009	June 30, 2009	June 30, 2009	July 15, 2009	$ 0.08
August 10, 2009	September 30, 2009	September 30, 2009	October 15, 2009	$ 0.08

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period.  All options expire ten years from the date of grant. At September 30, 2009, 255,000 options were outstanding under the Plan, of which 116,111 were exercisable.   At September 30, 2009, 745,000 shares of the Company’s common stock remain available for future issuance.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

8.           STOCKHOLDERS’ EQUITY  (Continued):

The following table presents the activity of options outstanding under the Plan for the nine months ended September 30, 2009:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2008	255,000	$11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at September 30, 2009 (2)	255,000	$11.14	$1.90
Options vested and exercisable at September 30, 2009	116,111	$11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 9.8 years.
________________________

(1)
Although the Company is subject to the reporting requirements of the Securities and Exchange Commission, the Company’s stock is not listed on an exchange and there is no readily available market for the stock. Therefore, the Company is not able to determine the historical volatility of its common stock. As a result, the volatility was estimated from the historical volatilities of the common stock of the exchange traded comparable firms of both REITs and operating companies similar to the Company’s taxable REIT subsidiaries.

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2009 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of September 30, 2009.

As of September 30, 2009, there was approximately $167,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.  For the three and nine months ended September 30, 2009 and 2008, stock compensation expense was approximately $32,000, $94,000, $32,000 and $189,000, respectively.

Special Distribution of Earnings and Profits

On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per share of common stock, payable in $20,000,000 of cash and 3,775,400 of the Company’s common stock.  For the purposes of the special distribution, the Company’s common stock was valued at $11.14 per share, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company.  The special distribution aggregated approximately, $62,060,000.  The holders of the Company’s shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution.  The Holders were required to make an election as to the amount of the Company’s shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company’s shares they elected, but could be based on a proration  of the available cash after all elections (i.e. not on a first come-first served basis). The Company calculated the proportion of cash and the Company’s shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

8.           STOCKHOLDERS’ EQUITY (Continued):

As of September 30, 2009, cash of approximately $19.7 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.3 million is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2009.  The cash payment was funded with borrowings under the credit facility. (see Note 7).

9.           EARNINGS PER SHARE:

In accordance with ASC No. 260-10-45, basic earnings per common share ("Basic EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common stock equivalents for any of the periods presented in the Company's consolidated statements of operations.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(188)	$(602)	$3,826	$712

Denominator:
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281	13,472,281	13,472,281

Basic and Diluted Per Share Information:
Net (loss) income per share - basic and diluted	$(0.01)	$(0.04)	$0.28	$0.05

10.           RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is a Managing partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), which has acted as counsel to the Company for approximately eleven years. Fees incurred by the Company to RMF as of and for the three and nine months ended September 30, 2009 and 2008 were approximately $17,000, $420,000, $383,000 and $642,000, respectively.

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

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity”) a tenant at one of the Company’s rental properties. Varsity entered into a lease which terminates in 2010 and is subject to four 5 year options to extend the term of the lease in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension.  Varsity also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is a compensated employee of Varsity Bus Co., Inc.

Michael Kessman, the Chief Accounting Officer of the Company, provides accounting services to Varsity Bus Co., Inc.  In addition, Mr. Kessman is also a member of Varsity’s Board of Directors.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

11.           COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of the Company’s common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company’s common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. The claimants are seeking sums substantially in excess of the Company’s good faith offer. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The Company filed the post-trial memorandum on March 27, 2009 and a reply memorandum on April 24, 2009. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the “Bus Companies”) was issued by the New York State Supreme Court, Nassau County.  In the Court’s decision, the Court determined that the equivalent of the fair value of the respondents’ shares in the Bus Companies immediately prior to the consummation of the reorganization was equal to $11.69 per share of GTJ REIT common stock.  This decision will result in additional payments due respondents in the aggregate amount of approximately $1.5 million. In addition, the Court awarded respondents’ 50% of their reasonable professional fees and costs, which amount will be determined by a court-appointed attorney/referee. Respondents’ were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The Company accrued interest of approximately $0.2 million through September 30, 2009 related to the award. In addition to the above, two shareholders were paid an aggregate of $435,457 pursuant to the good faith offer in satisfaction of their claim for appraisal rights, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

11.           COMMITMENTS AND CONTINGENCIES (Continued):

In May 2008, the Company received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.  As of September 30, 2009 and December 31, 2008 the Company has recorded a liability for remediation costs of approximately $1.2 million and $1.6 million, respectively. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Paratransit Operations

In February 2008, the Company was notified by the New York City Transit Agency of the Metropolitan Transit Authority (the "Agency") that a Request for Proposal to renew the Company's existing paratransit service contract after September 30, 2008 would not be considered by the Agency. As a result of this action by the agency, the Company exited the Paratransit Operations business on September 30, 2008 and accordingly, the results have been presented as discontinued operations on the Company’s consolidated financial statements for all periods presented. The Paratransit Operations were acquired as part of the Reorganization that occurred on March 29, 2007.

The Paratransit Operations' revenues and net ilosses for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$-	$2,205	$-	$9,422
Net loss	$(38)	$(1,272)	$(4)	$(1,679)

12.           SIGNIFICANT TENANT:

Four tenants, included in the condensed consolidated statement of income, constituted 100% of rental revenue for the three and nine months ended September 30, 2009 and 2008.

13.           FAIR VALUE:

Fair Value of Financial Instruments

ASC No. 825-10-50 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. ASC No. 825-10-65 requires the Company to disclose in the notes of its interim financial statements as of the second quarter of 2009, as well as its annual financial statements, the fair value of all financial instruments as required ASC No. 825-10-50. ASC No. 825-10-65 applies to all financial instruments within the scope of ASC No. 825-10-50.

The following table summarizes the carrying values and the estimated fair values of financial instruments as of September 30, 2009 and December 31, 2008. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

13.           FAIR VALUE  (Continued):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Available-for-sale securities	$3,615	$3,615	$4,313	$4,313
Derivative financial instruments	$-	$-	$-	$-

Financial liabilities:
Secured revolving credit facility	$43,215	$43,215	$43,215	$43,215

Fair Value Measurement

The Company determines fair value in accordance ASC No. 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2009.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

13.           FAIR VALUE  (Continued):

Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$3,615	$3,615	$3,615	$-	$-
Derivative financial instruments (1)	$-	$-	$-	$-	$-

(1) These are valued using Level 2 inputs. At September 30, 2009 the fair value was insignificant.

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

Derivative financial instruments:  Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. The value of these instruments are included in other assets and other liabilities on the consolidated balance sheet. In accordance with ASC No. 820-10-35, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.

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

As a result of the Company’s exit from the Paratransit business on September 30, 2008 (See Note 11), the Company primarily operates in three reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, and Insurance Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

Real Estate Operations rents Company-owned real estate located in New York and Connecticut.

Outside Maintenance, Shelter Cleaning Operations and Electrical Contracting provide outside maintenance and cleaning services to outdoor advertising companies and governmental agencies in New York, New Jersey, Arizona and California and electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York.

Insurance Operations assumes reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated Companies from unrelated insurance companies based in the United States of America.

The summarized segment information (excluding discontinued operations), as of and for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

14.           SEGMENTS (Continued):

Three Months Ended September 30, 2009

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,305	$7,977	$-	$(102)	$11,180
Operating expenses	1,053	8,095	34	-	9,182
Operating income (loss)	2,252	(118)	(34)	(102)	1,998
Other income (expense)	(2,245)	12	(37)	102	(2,168)

Income (loss) from continuing operations before income taxes	7	(106)	(71)	-	(170)
Benefit from income taxes	-	20	-	-	20
Income (loss) from continuing operations	$7	$(86)	$(71)	$-	$(150)
Capital expenditures	$234	$118	$-	$-	$352
Depreciation and amortization	$346	$202	$-	$-	$548
Total assets (1)	$170,554	$14,472	$2,754	$(42,653)	$145,127

Three Months Ended September 30, 2008

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$2,822	$7,648	$-	$(272)	$10,198
Operating expenses	1,203	7,503	116	(411)	8,411
Operating income (loss)	1,619	145	(116)	139	1,787
Other income (expense)	(457)	67	(346)	(139)	(875)

Income (loss) from continuing operations before income taxes	1,162	212	(462)	-	912
Benefit from (provision for) income taxes	78	(320)	-	-	(242)
Income (loss) from continuing operations	$1,240	$(108)	$(462)	$-	$670
Capital expenditures	$-	$222	$-	$-	$222
Depreciation and amortization	$186	$83	$-	$-	$269
Total assets (2)	$181,244	$15,930	$3,375	$(57,551)	$142,898

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

14.           SEGMENTS (Continued):

Nine Months Ended September 30, 2009

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$9,842	$23,065	$-	$(306)	$32,601
Operating expenses	3,430	22,021	118	-	25,569
Operating income (loss)	6,412	1,044	(118)	(306)	7,032
Other income (expense)	(3,296)	1	(213)	306	(3,202)

Income (loss) from continuing operations before income taxes	3,116	1,045	(331)	-	3,830
Benefit from income taxes	-	-	-	-	-
Income (loss) from continuing operations	$3,116	$1,045	$(331)	$-	$3,830
Capital expenditures	$545	$217	$-	$-	$762
Depreciation and amortization	$968	$322	$-	$-	$1,290
Total assets (1)	$170,554	$14,472	$2,754	$(42,653)	$145,127

Nine Months Ended September 30, 2008

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$9,004	$23,209	$-	$(902)	$31,311
Operating expenses	5,078	22,507	116	(842)	26,859
Operating income (loss)	3,926	702	(116)	(60)	4,452
Other income (expense)	(1,375)	(108)	(208)	60	(1,631)

Income (loss) from continuing operations before income taxes	2,551	594	(324)	-	2,821
Benefit from (provision for) income taxes	78	(508)	-	-	(430)
Income (loss) from continuing operations	$2,629	$86	$(324)	$-	$2,391
Capital expenditures	$23,555	$765	$-	$-	$24,320
Depreciation and amortization	$942	$144	$-	$-	$1,086
Total assets (2)	$181,244	$15,930	$3,275	$(57,551)	$142,898

(1) Does not include assets of the discontinued Paratransit operation totaling $166
(2) Does not include assets of the discontinued Paratransit operation totaling $1,720

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

15.           SUBSEQUENT EVENTS:

On October 27, 2009, the Company received notice from its customer CEMUSA, Inc. that the Services Agreement dated June 26, 2006 between CEMUSA, Inc. and Shelter Express Corp. will terminate on December 31, 2009 in accordance with its terms. The Services Agreement with CEMUSA, Inc. represented annual revenues to the taxable REIT subsidiaries of approximately $11.8 million.

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

We purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million. The $1.0 million purchase price was allocated to identifiable intangibles with approximately $0.3 million allocated to the contracts assumed $0.4 million allocated to the non compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric will also provide a line of credit of up to approximately $0.6 million, through a Credit and Security Agreement to finance the completion of two contracts currently in progress. In addition, the former Vice President of Morales has been employed by us to manage and expand the electrical construction operations (subject to usual and customary conditions and restrictive covenants).

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

Revenue Recognition-Real Estate Operations:

We recognize revenue in accordance with ASC No. 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

Property operating expense recoveries from tenants of common area maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

Revenue Recognition--Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service.

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion.

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

Real Estate Investments:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to our history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

Asset Impairment:

We apply the provisions of ASC No. 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Fair Value Measurements:

We determine fair value in accordance with ASC No. 820-10-05 for financial assets and liabilities. ASC No. 820-10-05 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

In connection with the RMA, we are permitted to participate in certain activities so long as these activities are conducted in entities which elected to be treated as taxable subsidiaries under the Code. As such we are subject to federal, state and local taxes on the income from these activities. We account for income taxes under the asset and liability method, as required by the provisions of ASC No. 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between  financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Stock-Based Compensation:

At September 30, 2009, we have a stock-based compensation plan, which is described in Note 8.  We account for stock based compensation pursuant to the provisions of ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,305	$2,822	$483	17%
Outdoor maintenance and cleaning operations	7,875	7,376	499	7%
Total revenues	11,180	10,198	982	10%
Operating expenses:
General and administrative expenses	2,825	2,685	140	5%
Equipment maintenance and garage expenses	540	514	26	5%
Transportation expenses	521	663	(142)	(21%	)
Contract maintenance and station expenses	3,468	2,973	495	17%
Insurance and safety expenses	665	668	(3)	nm
Operating and highway taxes	367	344	23	7%
Other operating expenses	248	295	(47)	(16%	)
Depreciation and amortization expense	548	269	279	104%
Total operating expenses	9,182	8,411	771	9%
Operating income	1,998	1,787	211	12%
Other income (expense):
Interest income	127	70	57	81%
Interest expense	(461)	(554)	93	17%
Litigation reserve	(1,713)	-	(1,713)	nm
Other	(121)	(391)	270	69%
Total other income (expense):	(2,168)	(875)	(1,293)	(148%	)
(Loss) income from continuing operations before income taxes	(170)	912	(1,082)	(119%	)
Benefit (provision) for income taxes	20	(242)	262	(108%	)
(Loss) income from continuing operations	(150)	670	(820)	(97%	)
Discontinued Operation:
Loss from operations of discontinued operation, net of income taxes	(38)	(1,272)	1,234	(97%	)
Net loss	$(188)	$(602)	$414	69%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $0.5 million, or 17%, to $3.3 million for the three months ended September 30, 2009 from $2.8 million for the three months ended September 30, 2008. This increase was primarily due to an increase in rental revenue from the rezoning of a portion of the leased space on one of our properties over the same period in 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside Maintenance and Cleaning Operations revenue increased $0.5 million, or 7%, to $7.9 million for the three months ended September 30, 2009 from $7.4 million for the three months September 30, 2008. This increase was primarily due to a net increase in street furniture installations and an increase in contracts associated with the traffic control division partially offset by a decrease in maintenance due to the economic environment as compared to the three months ended September 30, 2008.

Operating Expenses

Operating expenses increased $0.8 million, or 9%, to $9.2 million for the three months ended September 30, 2009 from $8.4 million for the three months ended September 30, 2008. This increase is primarily due to an increase in direct labor, sub contracting and supplies associated with a net increase in street furniture installation and an increase in amortization of intangibles associated with the electrical contractor acquisition offset by decreases in professional fees and fuel prices over the same period in 2008.

Other Income (Expense)

Other income (expense) increased $1.3 million, or 148%, to $2.2 million for the three months ended September 30, 2009 from $0.9 million for the three months ended September 30, 2008.  This increase was primarily due to the accrual of $1.7 million arising out of the court’s decision in the appraisal proceedings offset by a decrease in insurance reserves and a 27% decrease in the average cost of our borrowing from 5.09% for the three months ended September 30, 2008 to 3.73% for the three months ended September 30, 2009 due to a reduction in average LIBOR on our floating rate debt. This was partially offset by an increase in interest income earned on the financing of electrical construction contracts.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of September 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the three months ended September 30, 2009 and 2008.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended September 30, 2009, we recorded a $20,000 benefit on income from these taxable REIT subsidiaries. The provision for the three months ended September 30, 2008 was $242,000 on income from these taxable REIT subsidiaries

Loss from Operations of Discontinued Operation, Net of Taxes

Loss from operations of discontinued operation, net of taxes reflects the operating results of the Paratransit business. The discontinued operation reflects no operations for the three months ended September 30, 2009 compared to operations for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$9,842	$9,004	$838	9%
Outdoor maintenance and cleaning operations	22,759	22,307	452	2%
Total revenues	32,601	31,311	1,290	4%
Operating expenses:
General and administrative expenses	8,430	8,524	(94)	(1%	)
Equipment maintenance and garage expenses	1,606	2,306	(700)	(30%	)
Transportation expenses	1,481	1,938	(457)	(24%	)
Contract maintenance and station expenses	8,922	9,079	(157)	(2%	)
Insurance and safety expenses	1,876	2,118	(242)	(11%	)
Operating and highway taxes	1,213	1,131	82	7%
Other operating expenses	751	677	74	11%
Depreciation and amortization expense	1,290	1,086	204	19%
Total operating expenses	25,569	26,859	(1,290)	(5%	)
Operating income	7,032	4,452	2,580	58%
Other income (expense):
Interest income	252	247	5	2%
Interest expense	(1,406)	(1,559)	153	10%
Litigation reserve	(1.713)	-	(1,713)	nm
Other	(335)	(319)	(16)	(5%	)
Total other income (expense):	(3,202)	(1,631)	(1,571)	(96%	)
Income from continuing operations before income taxes	3,830	2,821	1,009	36%
Provision for income taxes	-	(430)	430	(100%	)
Income from continuing operations	3,830	2,391	1,439	60%
Discontinued Operation:
Loss from operations of discontinued operation, net of income taxes	(4)	(1,679)	1,675	(100%	)
Net income	$3,826	$712	$3,114	437%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $0.8 million, or 9%, to $9.8 million for the nine months ended September 30, 2009 from $9.0 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in rental revenue from the rezoning of a portion of the leased space on one of our properties over the same period in 2008 and a full nine months of rental revenue from the Farmington, CT property as compared to only seven months of rental revenue for the nine months ended September 30, 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside Maintenance and Cleaning Operations revenue increased $0.5 million, or 2%, to $22.8 million for the nine months September 30, 2009 from $22.3 million for the nine months September 30, 2008. This increase was primarily due to a net increase in street furniture installations and an increase in contracts associated with the traffic control division partially offset by a decrease in maintenance due to the economic environment as compared to the nine months ended September 30, 2008.

Operating Expenses

Operating expenses decreased $1.3 million, or 5%, to $25.6 million for the nine months ended September 30, 2009 from $26.9 million for the nine months ended September 30, 2008. This decrease is primarily due to a reduction in remediation expense partially offset by an increase in direct labor, sub contracting and supplies associated with a net increase in street furniture installation and an increase in amortization of intangibles associated with the electrical contractor acquisition and an increase in depreciation expense related to the Farmington, CT property offset by decreases in professional fees and fuel prices over the same period in 2008.

Other Income (Expense)

Other income (expense) increased $1.6 million, or 96%, to $3.2 million for the nine months ended September 30, 2009 from $1.6 million for the nine months ended September 30, 2008.  This increase was primarily due to the accrual of $1.7 million arising out of the court’s decision in the appraisal proceedings offset by a decrease in insurance reserves partially offset by a 28% decrease in the average cost of our borrowing from 5.22% for the nine months ended September 30, 2008 to 3.78% for the nine months ended September 30, 2009 due to a reduction in average LIBOR on our floating rate debt. The reduction in the interest rate was partially offset by a 13% increase in the average balance of our credit facility from $38.3 million for the nine months ended September 30, 2008 to $43.2 million for the nine months ended September 30, 2009 as a result of financing the purchase of the Farmington, CT property and a decrease in interest income due to a lower average yield on the cash balances offset by interest income earned on the financing of electrical construction contracts.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of September 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the nine months ended September 30, 2009 and 2008.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the nine months ended September 30, 2009, we did not record a provision for income taxes on income from these taxable REIT subsidiaries compared to a tax provision for the nine months ended September 30, 2008 of $0.4 million on income from these taxable REIT subsidiaries.

Loss from Operations of Discontinued Operation, Net of Taxes

Loss from operations of discontinued operation, net of taxes reflects the operating results of the Paratransit business. The discontinued operation reflects no operations for the nine months ended September 30, 2009 compared to operations for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $14.2 million compared to $11.9 million at December 31, 2008. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company also has used its secured revolving credit facility for these purposes. The Company believes that its net cash provided by operations, coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings

On July 2, 2007, GTJ REIT entered into a loan agreement, dated as of June 30, 2007 (the "Loan Agreement"), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, we made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to us. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the subsequent draw down floats at a spread over one month LIBOR, 1.65% at September 30, 2009. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the facility. Principal is payable on the maturity date, July 1, 2010, unless otherwise extended or renewed. At September 30, 2009 and December 31, 2008, total outstanding under the Loan Agreement was approximately $43.2 million.

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

For the nine months ended September 30, 2009, the fair value of the interest rate cap associated with the debt was insignificant.

In addition to customary non-financial covenants, we are obligated to comply with certain financial covenants. As of September 30, 2009, we are in compliance with our non-financial and financial covenants.

Earnings and Profit Distribution

As of September 30, 2009, cash of approximately $19.7 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.3 million is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2009. Cash payments were funded from borrowings under our credit facility.

Net Cash Flows

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Operating Activities

Net cash provided by operating activities was approximately $5.3 million for the nine months ended September 30, 2009 and approximately $5.5 million for the nine months ended September 30, 2008. For the 2009 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $3.8 million (ii) an increase in accounts payable and accrued expenses of approximately $2.1 million, (iii) an increase in accounts receivable and other assets of approximately $2.6 million, (iv) depreciation and amortization expense of approximately $2.0 million, and (v) changes in insurance reserves of approximately $0.2 million. For the 2008 period, cash provided by operating activities of approximately $5.5 million was primarily related to (i) net income from continuing operations of approximately $2.4 million, (ii) an increase in accounts payable and accrued expenses of approximately $3.0 million (iii) depreciation and amortization expense of approximately $1.6 million (iii) changes in insurance reserves of approximately $0.5 million, (iv) an increase in accounts receivable and other assets of approximately $1.6 million, (v) changes in insurance reserves of approximately $0.4 million, and (vi) deferred taxes of approximately $0.4 million.

Investing Activities

Net cash used in investing activities was approximately $0.3 million for the nine months ended September 30, 2009 versus net cash used in investing activities of approximately $23.4 million for the nine months ended September 30, 2008. For the 2009 period, cash used in investing activities primarily related to purchases of property, equipment and investment of approximately $0.8 million, purchases of intangible assets of approximately $0.9 million and proceeds from the sale of investments of approximately $0.9 million. For the 2008 period, cash used in investing activities primarily related to real estate assets acquired of approximately $23.4 million.

Financing Activities

Cash used in financing activities was approximately $3.2 million for the nine months ended September 30, 2009 and was related to the payment of dividends. Net cash provided by financing activities for the nine months ended September 30, 2008 was approximately $18.8 million and primarily pertains to the proceeds from the revolving credit facility of approximately $23.2 million offset by dividend payments of approximately $3.8 million.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three and nine months ended September 30, 2009 and 2008 (amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss) income	$(188)	$(602)	$3,826	$712

Plus: Real property depreciation	276	277	841	703
Amortization of intangible assets	367	205	776	478
Amortization of deferred leasing commissions	25	25	75	106
Funds from operations (FFO)	$480	$(95)	$5,518	$1,999
Loss (income) from Taxable-REIT Subsidiaries	196	2,036	(710)	1,916
Amortization of intangible assets of Taxable-REIT Subsidiaries	(162)	-	(162)	-
Adjusted funds from operations (AFFO)	$514	$1,941	$4,646	$3,915

FFO per common share - basic and diluted	$0.04	$(0.01)	$0.41	$0.15
AFFO per common share - basic and diluted	$0.04	$0.14	$0.34	$0.29
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281	13,472,281	13,472,281

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

Environmental Matters

Our real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby we have committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations.

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The engineering report has an estimated cost range of approximately $1.4 million to $2.6 million was included which provided a "worst case" scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of September 30, 2009 and December 31, 2008, we have recorded a liability for remediation costs of approximately $1.2 million and $1.6 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

Based on our variable rate liabilities as of September 30, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in our borrowing rate index would decrease our net income and cash flows by approximately $0.3 million. Based on our variable rate liabilities as of September 30, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in our borrowing rate index would increase our net income and cash flows by approximately $0.1 million.

At December 31, 2008, a 1.0% increase in our borrowing rate index would have decreased our net income and cash flows by approximately $0.2 million. At December 31, 2008, a 1.0% decrease in our borrowing rate index would have increased our net income and cash flows by approximately $0.1 million.

As of September 30, 2009 and December 31, 2008, we have one interest rate cap outstanding with a notional value of $54.0 million. The market value of this interest rate cap is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2009 and December 31, 2008, given a 100 basis point increase or decrease in forward interest rates, the change in value of this interest rate cap would be insignificant.

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

Item 4T.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. During our review we determined that the Company did not have sufficient accounting staff which impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters. During the fourth quarter of 2008, we hired a Chief Financial Officer which has had a significant positive impact on our disclosure controls and procedures over financial reporting. Based on that review, evaluation and subsequent remediation, our Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of September 30, 2009, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II  – OTHER INFORMATION

Item 1.               Legal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies.  The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc.  Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law.  Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery.  In March 2008, certain pre-trial discovery was ordered by the Court and provided by the Bus Companies.  A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The Company filed the post-trial memorandum on March 27, 2009 and a reply memorandum on April 24, 2009. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the “Bus Companies”) was issued by the New York State Supreme Court, Nassau County.  In the Court’s decision, the Court determined that the equivalent of the fair value of the respondents’ shares in the Bus Companies immediately prior to the consummation of the reorganization was equal to $11.69 per share of GTJ REIT common stock.  This decision will result in additional payments due respondents in the aggregate amount of approximately $1.5 million.

In addition, the Court awarded respondents’ 50% of their reasonable professional fees and costs, which amount will be determined by a court-appointed attorney/referee. Respondents’ were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The Company accrued interest of approximately $0.2 million through September 30, 2009 related to the award.

Collectively, the Claimants have been paid $1,351,120 pursuant to the Registrant’s good faith offer.  The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies.  In addition, two shareholders were paid an aggregate of $435,457 pursuant to the good faith offer in satisfaction of their claim for appraisal rights, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

In addition to the above, we are involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

Item 1A.                      Risk Factors

During the nine months ended September 30, 2009, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

On October 27, 2009, the Company received notice from its customer CEMUSA, Inc. that the Services Agreement dated June 26, 2006 between CEMUSA, Inc. and Shelter Express Corp. will terminate on December 31, 2009 in accordance with its terms. The Services Agreement with CEMUSA, Inc. represented annual revenues of approximately $11.8 million.

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

GTJ REIT, INC.

Dated: November 12, 2009	/s/ Jerome Cooper
Jerome Cooper
President and Chief Executive Officer and Chairman of the Board of Directors

Dated: November 12, 2009	/s/ David J. Oplanich
David J. Oplanich
Chief Financial Officer