Form 10-K
period 2009-12-31
GTJ REIT, Inc.
filed 2010-03-31
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number: 0001368757

GTJ REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-5188065
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 Merrick Road, Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (516) 881-3535

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]

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
Yes [ ] No [ ]

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
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  Check one:
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	or a Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:
N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 2010, there were 13,472,281 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”); availability of capital; interest rates; our ability to service our debt; competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles; and policies and guidelines applicable to REITs; and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.  The forward-looking statements are made as of the date of this Annual Report, and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

ITEM 1.                      BUSINESS

Introduction

The use of the words “we”, “us” or “our” refers to GTJ REIT, Inc., a Maryland corporation, and its subsidiaries, except where the context otherwise requires.

We were incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”), for which corporations may be organized under Maryland General Corporation Law. We have focused primarily on the ownership and management of commercial real estate located in New York City and also have one property located in Farmington, Connecticut. In addition, we provide, through our Taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California and electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York.

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

           At December 31, 2009, we owned seven properties containing a total of approximately 561,000 square feet of leasable area.

On July 24, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") by and between Triboro Coach Corp., a New York corporation ("Triboro"); Jamaica Central Railways, Inc., a New York corporation ("Jamaica"); Green Bus Lines, Inc., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); and Triboro Acquisition, Inc., a New York corporation ("Triboro Acquisition"); Jamaica Acquisition, Inc., a New York corporation ("Jamaica Acquisition"); and Green Acquisition, Inc., a New York corporation ("Green Acquisition" and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization (“Reorganization”) of the ownership of the Bus Companies into the Company, with the surviving entities of the merger of the Bus Companies and the Acquisition Subsidiaries becoming our wholly-owned subsidiaries and the former shareholders of the Bus Companies becoming shareholders in our Company.

Under the terms of the Agreement, each issued and outstanding share of common stock of each of the Bus Companies immediately prior to the effective date of the mergers, was converted into the right to receive the following shares of our common stock:

•	Each share of Green common stock was converted into a right to receive 1,117.429975 shares of the Company’s common stock.
•	Each share of Triboro common stock was converted into a right to receive 2,997.964137 shares of the Company’s common stock.
•	Each share of Jamaica common stock was converted into a right to receive 195.001987 shares of the Company’s common stock.

We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis). A seventh property is leased two commercial tenants, with the remainder available for lease. There is an additional property of negligible size which is not rentable. In addition, we operate a group of outdoor maintenance businesses and until September 30, 2008, operated a paratransit business. We also have an insurance subsidiary which insured the former bus company operations, and is being wound down as cases are resolved.

Description of REIT Business

Our REIT business consists of the acquisition, ownership and management of real properties.  We currently own seven rentable parcels of real property.  For a description, please see “Portfolio of Real Properties.”  We intend to develop the real property portfolio beyond these seven parcels.

Investing in real properties

We seek to acquire quality real properties at favorable prices. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets.

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

Types of investments

We intend to invest primarily in quality real properties. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of real properties within our geographic area that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing real property is the potential for future income, we anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders.

We intend to acquire properties with mortgage or other debt.  We may also acquire properties for shares of our common stock. As for real properties purchased using our credit facility, we anticipate we will incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to repay funds borrowed under our credit facility.

We do not intend to incur aggregate indebtedness in excess of 75% of the gross fair value of our real properties. Fair value will be determined by an independent certified appraiser and in a similar manner as the fair determination at the time of purchase satisfactory to our Board of Directors.

Considerations related to possible real property acquisitions

The following are some of the material considerations that are evaluated by us in relation to potential purchases of real property:

•	geographic location and type of property;

•	construction quality and condition;

•	potential for capital appreciation;

•	the general credit quality of current and potential tenants;

•	the potential for rent increases;

•	the interest rate environment;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment under applicable federal, state and local tax and other laws and regulations.

We will not purchase any property until we obtain an environmental assessment, a Phase I review, for each property considered and are satisfied with the environmental status of the property.

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

For a more detailed description of risks relating to our real estate business, see Item 1A-“Risk Factors.”

We anticipate that the purchase price of properties we acquire will vary depending on a number of factors, including size and location. In addition, our operating cost will vary based on the amount of debt we incur in connection with financing the acquisition. We may not be able to purchase a diverse portfolio of real properties unless we find sources of financing. It is difficult to predict the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount and cost of leverage we use.

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

We currently have a $72.5 million revolving line of credit with a financial institution, which we plan to use to facilitate our acquisition opportunities, with the intention of placing permanent financing on the acquired property at a later date and repaying our revolving line of credit with the proceeds. We believe our line of credit will allow us to secure acquisitions and is an attractive feature of our bids to sellers seeking to complete a sale quickly.  As of March 15, 2010, we have approximately $43.2 million outstanding under our line of credit.

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

Joint ventures

We may invest in general partnership and joint venture arrangements with other real estate investors. There is a potential risk that we or a joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the decision. Furthermore, we cannot assure you that we will have sufficient financial resources to exercise any right of first refusal that may be part of a partnership or joint venture agreement.

Our policies with respect to borrowing

We presently anticipate that we will borrow funds to acquire real properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties. We may use the proceeds from such loans to repay our revolving credit, which can then be used to acquire additional real properties for the purpose of increasing our cash flow and providing further diversification. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 75% of our real property fair value. Our Board of Directors reviews our aggregate borrowings to ensure that such borrowings are reasonable in relation to our assets.

We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to us under the Code.

When incurring secured debt, we will seek to incur nonrecourse indebtedness, which means that the lenders' rights in the event of our default generally will be limited to foreclosure on the property that secured the obligation, but we may have to accept recourse financing, where we remain liable for any shortfall between the debt and the proceeds of sale of the mortgaged real property. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing depending on market conditions and when our Board of Directors determines it to be in our best interest.

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

A real property may be sold before the end of the planned holding period if:

•	in the judgment of our Board of Directors, the value of a property may decline;

•	an opportunity has arisen to improve other or acquire properties;

•	we can increase cash flow through the disposition of the property; or

•	in the judgment of our Board of Directors , the sale of the property is otherwise in our best interest.

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

Presently, we do not intend to sell the real properties we acquired from the Bus Companies for a period of ten years after we made our REIT election, which ends, July, 2017. Under the Code, if real property acquired from the Bus Companies is sold within such ten year period, we would be taxed on the gain from the sale, as if such real property were in the hands of the Bus Companies, and a subsequent distribution of any of the profits would be taxed to the stockholder as a dividend. This would subject the proceeds of such sale to double taxation meaning taxation both at the corporate and stockholder level.

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

We have a policy of making distributions on a quarterly basis. We will seek to avoid, to the extent possible, the fluctuations in distributions that might result if distribution payments were based solely on actual cash received during the distribution period. To implement this policy, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our Board of Directors. Our ability to maintain this policy will depend upon among, other things, the availability of cash and applicable requirements for qualification as a REIT under the Code. Therefore, we cannot assure you that there will be cash available to pay distributions or that distributions will not fluctuate. If cash available for distribution is insufficient to pay distributions to you as a stockholder, we may obtain the necessary funds by borrowing, issuing new securities or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

To the extent that distributions to our stockholders are made out of our current or accumulated earnings and profits, such distributions would be taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts will constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gains.

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

Portfolio of Real Properties

165-25 147th Avenue.  165-25 147th Avenue, Jamaica, New York (the "147th Avenue Property") is owned in fee simple. The 147th Avenue Property consists of a 151,068 square foot industrial building located on 6.567 acres. The 147th Avenue Property is comprised of three parcels. The main parcel contains an entire block which is bordered by Rockaway Boulevard to the South, 167th Street to the North, 146th Avenue to the West and 147th Avenue to the East. A second parcel is located on the SE corner of 147th Avenue and 167th Street and a third parcel is located on the NE corner of 147th Avenue and 167th Street. The real property is leased to New York City as a bus depot for an initial term of twenty-one years with a first year rent of approximately $2.8 million which rent escalates to a 21st year rent of  approximately $4.1 million. Rent continues to escalate during the following two fourteen year extension terms.

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

612 Wortman Avenue.  612 Wortman Avenue, Brooklyn, New York (the "Wortman Avenue Property") is owned in fee simple. The Wortman Avenue Property consists of an industrial building of 27,250 square feet located on 10.389 acres. The Wortman Avenue Property is located along the entire block front surrounded by Wortman Avenue to the North, Cozine Avenue to the Sourth, Fountain Avenue to the East and Montauk Avenue to the West. An additional parcel made up of three tax lots is located along the entire block front bordered by Cozine Avenue, Milford Avenue, Flatlands Avenue and Logan Street. The Wortman Avenue Property is primarily leased to Varsity Bus Co., Inc. ("Varsity Bus") as a bus depot, which purchased certain bus routes and buses from the Bus Companies in 2003 (see "Related Party Transactions"). Varsity Bus has occupied a portion of the Wortman Avenue Property since 2003 based on an oral agreement, and has now entered into a written lease related to its tenancy. Under the lease, Varsity Bus is leasing 238,182 square feet of outdoor parking and approximately 16,928 square feet of indoor maintenance and office space for $311,800 per year from February 2006 to August 2006, increasing by the cost of living index from September 2006 to August 2010, when the term ends. In December 2009, Varsity Bus executed one of the extension options under the lease through August 2015. Varsity Bus also pays a 60% share of utility and building maintenance costs. Varsity Bus has the right to terminate the term on six months notice at an earlier date. Varsity Bus also has the right to lease the space for up to four–five year consecutive extension terms after 2010 at a rental rate equal to 90% of then fair market value at the beginning of the first extension term, with rent for following years at a compounding of annual CPI index increases. The balance of the Wortman Avenue Property was occupied by Transit Facility Management Corp. (“TFM”), a subsidiary of the Company, as a bus depot through September 30, 2008, at which time TFM’s operations were discontinued.  We are presently seeking a tenant for the portion of this property which was occupied by TFM.

23-85 87th Street.  23-85 87th Street, East Elmhurst, New York (the "87th Street Property") is owned in fee simple. The 87th Street Property consists of a 52,020 square foot industrial building on 7.016 acres. The 87th Street Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 87th Street to the West and 89th Street to the East in East Elmhurst, New York. The 87th Street Property is leased to Avis Rent-A-Car Systems, Inc. as an automobile leasing and maintenance depot under a lease dated October 31, 2003 with a term ending October 31, 2023, with a base rent of approximately $1.8 million per year. For the sixth, eleventh and sixteenth years, the base rent will be increased by the greater of 105% of the immediately preceding base rent or the cumulative cost of living index increase for the preceding five years but not in excess of 115% of the immediately preceding base rent. The initial base rent had been reduced to approximately $1.5 million per year until the property was rezoned (which occurred in 2008). As a result of the rezoning, the base rent was increased to approximately $1.8 million per year plus an adjustment tied into the increase in the Consumer Price Index (“CPI”) pursuant to the lease as noted above.

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

No plans for renovation or improvement

Our real properties, except for the 87th Street Property and the Farm Spring Property, are used as bus depots. We have no plans or obligations to renovate or further develop any of our real properties.

Financing

On July 2, 2007, we and certain subsidiaries (the “Borrowers”) entered into a Loan Agreement, dated as of June 30, 2007 (the “Loan Agreement”) with ING USA Annuity And Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively the “Lenders”).  Pursuant to the terms of the Loan Agreement, the Lenders are providing multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement.  The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million.  Interest on the loan is paid monthly.  The principal is due and payable on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010 unless otherwise extended or renewed. We are currently exploring the market to refinance the existing Loan Agreement.

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

In addition to customary non-financial covenants, the Borrowers are obligated to comply with certain financial covenants. As of December 31, 2009, we are in compliance with our non-financial and financial covenants. As of March 15, 2010, we had an outstanding balance of approximately $43.2 million under the Loan Agreement.

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

Occupancy

With the exception of the Wortman Avenue Property, our real properties are fully occupied. New York City is the sole tenant of four of the real properties, (147th Avenue Property, Rockaway Beach Property, 24th Avenue Property and Guy Brewer Property), Avis Rent A Car is the sole tenant of the fifth real property (87th Street Property), Varsity Bus is the majority tenant of the sixth real property (Wortman Avenue Property), the balance of which is available for lease, and Hartford Life Insurance is the sole tenant of the seventh property (Farm Springs Property). The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operation.

Expiration of Our Leases

The New York City leases expire in 2026 and 2027.  The Avis Rent A Car lease expires in 2023.  The Hartford lease which represents approximately 19% of our building space and approximately 19% of our gross rental income expires in 2012. The Varsity Bus lease expires in 2010 and represents approximately 9% of our building space and 3% of our gross rental income.

Depreciation

The following table provides information on tax depreciation of our real property:

Property	Tax Basis	Depreciation Method (1)	Remaining Life

147th Avenue Property and Rockaway Beach Property	$ 3,020,180	MACRS	18 years
24th Avenue Property	$ 1,593,731	MACRS	18 years
Guy Brewer Property	$ 2,114,746	MACRS	18 years
Wortman Avenue Property and 87th Street Property	$ 4,415,964	MACRS	18 years
Farm Springs Property	$ 22,482,306	MACRS	37 years

(1)	Modified Accelerated Cost Recovery System (MACRS) is the current method of accelerated asset depreciation under the Code

The following table sets forth certain rental data of our real property. It should be noted that rentals include outdoor parking and indoor maintenance and office space. For purposes of the following, aggregate rent is divided by aggregate square footage used, since the leases do not differentiate between outdoor parking and indoor maintenance and office space.

Rental Per Square Foot For 2009
Property/Tenant	Building	Land

147th Avenue Property (New York City)	$ 18.50	$ 9.77
Rockaway Beach Property (New York City)	$ 21.01	$ 4.59
24th Avenue Property (New York City)	$ 21.83	$ 9.23
Guy Brewer Property (New York City)	$ 19.99	$ 7.53
Wortman Avenue Property (Various)	$ 13.92	$ 0.84
87th Street Property (Avis Rent A Car)	$ 39.79	$ 6.77
Farm Springs Property (Hartford Insurance)	$ 20.78	$ 4.87

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

The engineering report which has an estimated cost range of approximately $1.4 million to $2.6 million provided a "worst case" scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.

As of December 31, 2009 and 2008, we have recorded a liability of approximately $1.1 million and $1.6 million, respectively related to the Study as disclosed in the engineering report. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies.

Each of the properties, except for the Farm Springs Property, is still used as transit depots, including maintenance of vehicles.  Our tenants are responsible for environmental conditions which occur during their tenancies, based on the terms of their respective leases.

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

Employees

We have four employees involved on a full time or part time basis with respect to our REIT operations. We believe that our relationship with our employees is good.

Outdoor Maintenance Operations

We, through our wholly-owned subsidiary, Shelter Express Corp., operate a group of outdoor maintenance businesses, electrical construction services business and until September 30, 2008, operated a paratransit business. These subsidiaries (Taxable REIT Subsidiaries) are taxed as corporations.  The majority of these operations are based in the New York metropolitan area, with additional operations based in the Los Angeles, California and Phoenix, Arizona metropolitan areas. This group also includes a number of other subsidiaries which are inactive and have little or no assets. The active subsidiaries are described below.

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

Shelter Express

In 2006, a new contract was awarded by New York City to Cemusa USA (“Cemusa”), a subsidiary to a Spanish corporation. Under the contract, Cemusa is expected to replace the existing 3,200 New York City bus shelters, install over 330 newsstands and construct 20 automated pay toilets. On June 26, 2006, Shelter Express entered into an agreement with CEMUSA Inc. to provide labor, equipment and supervision to service existing bus shelters throughout New York City. During the term, Shelter Express maintained all shelters existing at the beginning of the term which were not subsequently removed. On October 27, 2009, the Company received notice from its customer CEMUSA, Inc. that the Services Agreement dated June 26, 2006 between CEMUSA, Inc. and Shelter Express Corp. terminated on December 31, 2009 in accordance with its terms. The Services Agreement with CEMUSA, Inc. represented annual revenues of approximately $11.8 million.

Shelter Electric

Shelter Electric is a licensed electrical contractor which provides support services for the activities of MetroClean Express and Shelter Express and electrical contracting services to other customers. Based on the growth and development of outdoor furniture advertising, Shelter Electric clients now also include Clear Channel Outdoor for electrification of bus shelters in Westchester County, New York and wall hangings in malls and various outdoor kiosks and furniture and CBS Outdoor for urban panels. In addition, it provides electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York.

Los Angeles metropolitan area operations

Shelter Clean, Inc. is based in Los Angeles, California. Shelter Clean, Inc. was established in 2000 and provides support services for outdoor furniture advertisements to advertising agencies. Shelter Clean also engages in the installation, maintenance, posting, repair and cleaning of bus shelters, kiosks and other related structures where additional displays are located. Shelter Clean's major contracts at the present time are with CBS Outdoor, JC DeCaux Outdoor, Van Wagner Outdoor, Orange County Transit Authority and the City of Los Angeles Department of Transportation. As part of its services Shelter Clean provides its customers with site selection and marking, permit acquisition and execution, sub-contractor liaison, assembly and installation, record keeping, cost analysis and inventory control. Its services include cleaning, trash containment, damage repair, graffiti removal, glass replacement, lighting repair and repainting.

Phoenix area operations

On May 1, 2006 Shelter Clean of Arizona commenced outdoor maintenance operations in Phoenix, Arizona with a three year contract and the possibility of a two year extension option. The contract was extended pursuant to the extension option through December 31, 2010. This operation requires capital expenditures for leased premises and trucks and other equipment.  At present, we operate 24 vehicles providing bus shelter maintenance services for the City of Phoenix and other services for the adjoining City of Glendale.

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

As of September 30, 2008, TFM discontinued its operations.

Employees

As of March 1, 2010, Shelter Express, MetroClean and Shelter Electric had a total of 102 employees, 73 of whom are union members; Shelter Clean, Inc. (California) had 93 employees, none of whom are union members; Shelter Clean of Arizona, Inc. had 39 employees, none of whom are union members.  The union agreements expire on May 20, 2010 and June 30, 2012 for Shelter Electric while Shelter Express and Metro Clean union agreements expire on June 30, 2010. We consider our relations with our employees to be good.

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

We may have to spin off our taxable REIT subsidiaries.

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

We depend upon our tenants to pay rent in a timely manner, and their inability or refusal to pay rent could impact our ability to pay our indebtedness, leading to possible defaults, and reduce cash available for distribution to our stockholders.

Our real property, particularly those we may purchase in the future, will be subject to varying degrees of risk that generally arise from such ownership. The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability or unwillingness to do so may be impacted by employment and other constraints on their finances, including debts, purchases and other factors. Additionally, the ability of commercial tenants of commercial properties would depend upon their ability to generate income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants' ability to make lease payments and consequently would substantially reduce our income from operations and our ability to meet our debt service requirements and make distributions to you. These changes include, among others, the following:

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

Generally our real properties have had activity relating to removal and replacement of underground storage tanks and soil removal; however, there are still some levels of contamination at the sites for which groundwater monitoring programs have been put into place. In addition, our properties are being used as transit depots including the maintenance of vehicles which may expose us to additional environmental liabilities. We cannot assess what further liability may arise from these factors.

Discovery of previously undetected environmentally hazardous conditions at our real properties would result in additional expenses, resulting in a decrease in our cash flows and the return on your shares of common stock.

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

We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes or acts of God that are either uninsurable or not economically insurable. Generally, we will not obtain insurance for hurricanes, earthquakes, floods or other acts of God unless required by a lender or we determine that such insurance is necessary and may be obtained on a cost-effective basis. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

You may not receive any distributions from the sale of one of our properties, or not receive such distributions in a timely manner, because we may have to provide financing to the purchaser of such property, resulting in an inability or delay of distributions to stockholders.

If we sell a property, you may experience a delay before receiving your share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be available for distribution until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, you may experience a delay in the distribution of the proceeds of a sale until such time.

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

Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide on whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Such determinations may either benefit us or be detrimental to us. Our officers and directors are expected to behave in a fair manner toward us, and we require that potential conflicts be brought to the attention of our Board of Directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only one officer and director, Paul A. Cooper, conducts a real property business apart from his activities with us.

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

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our net income, other than any capital gains. To the extent that we distribute at least 90% but less than 100% of our net income in a calendar year, we will incur no federal corporate income tax on our distributed net income, but will incur a federal corporate income tax on any undistributed amounts. In addition, we will incur a 4% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal income tax law. We intend to distribute at least 90% of our net income to our stockholders each year so that we will satisfy the distribution requirement and avoid the 4% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. That timing difference could require us to borrow funds or raise additional capital to meet the distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. In case we don't distribute 100% of our net income, we will be subject to taxation at the REIT level on the amount of undistributed net income and to the extent we distribute such amount, you will be subject to taxation on it at the stockholder level.

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

           We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess and attest to the effectiveness of our internal control over financial reporting and, beginning in the fiscal year ending December 31, 2010, will require our independent registered public accounting firm to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting.  We may not receive an unqualified opinion from our independent registered public accounting firm with regard to our internal control over financial reporting.

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

We are required to distribute at least 90% of our taxable net income, excluding net capital gains to our stockholders in each taxable year. However, depending on the size of our operations, we will require a minimum amount of capital to fund our daily operations. In addition, we may require working capital for our outdoor maintenance businesses. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of your investment in our company.

In addition, in October, 2007, we utilized approximately $20.0 million from our ING loan facility in connection with our distribution of undistributed historical earnings and profits to our stockholders.

As we incur indebtedness which may be needed for operations, we increase expenses which could result in a decrease in cash available for distribution to our stockholders.

The risk associated with your ownership of our common stock depends upon, among other factors, the amount of debt we incur. We have incurred and intend to incur additional indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90% of our taxable net income, excluding net capital gains, to our stockholders in each taxable year. Borrowing increases our business risks.

Debt service decreases cash available for distribution since we will be responsible for retiring the debt and paying the attendant interest. In the event the fair market value of our properties was to increase, we could incur more debt without a commensurate increase in cash flow to service the debt. In addition, our Board of Directors can change our policy relating to the incurrence of debt at any time without stockholder approval.

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

None.

ITEM 2.                      PROPERTIES

Portfolio of Real Estate Investments

The following table sets forth information relating to each of our real estate investments in addition to the specific mortgages encumbering the properties:

Portfolio of Real Properties as of March 15, 2010:
Property and Location	Year Acquired	Leasable space – approximate sq. ft.	Average Annual Occupancy Rate	Total Annualized Rents Based on Occupancy $(000)	Mortgage Balance $(000)	Depreciated Cost of Land, Buildings & Equipment $(000)

147th Avenue Property, Jamaica, NY	A	Building 151,068 Land 286,057	100%	$ 2,800	$1,000 B	$ 722

Rockaway Beach Property, Queens, NY	A	Building 28,790 Land 131,802	100%	$ 600	$1,000 B	$ 133

24th Avenue Property, Elmhurst, NY	A	Building 118,430 Land 280,180	100%	$ 2,600	$1,000 B	$ 38,982

Guy Brewer Property, Jamaica, NY	A	Building 75,800 Land 201,078	100%	$ 1,500	$1,000 B	$ 23,106

Wortman Avenue Property, Brooklyn, NY	A	Building 27,250 Land 452,535	72%	$ 400	$0	$ 14,509

87th Street Property, East Elmhurst, NY	A	Building 52,020 Land 309,142	100%	$ 2,100	$0	$ 9,024

Farm Springs Property, Hartford, CT	2008	Building 107,654 Land 458,687	100%	$ 2,200	$0	$ 18,334

A.	Acquired by the Company in 2007 upon the consummation of the Reorganization. The Bus Companies acquired these properties from 10 to 70 years ago.

B.	These properties are all subject to a mortgage to ING in the principal amount of $1,000,000.

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

Real Property Used By Us in Our Businesses

The real properties used by us for the day to day conduct of our business are as follows (all of which are leased):

Location	Square Footage/ Facility	Monthly Rent/ Expiration	Purpose

Lynbrook, NY	7,000/office	$16,713 / 8/31/15	Executive Offices
Long Island City, NY	14,000/building on 50,000/lot	$27,500 / 8/31/10	Shelter Express Corp, MetroClean Express Corp, Shelter Electric Maintenance Corp.
Long Island City, NY	2,000/office	$2,000 / 9/30/10	Shelter Electric Maintenance Corp.
Long Island City, NY	6,000/lot	$4,000 / 1/31/10	Shelter Electric Maintenance Corp.
New Rochelle, NY	13,000/building and land	$6,382.57 / 7/31/13	MetroClean Express Corp
Phoenix, AZ	6,200/building on 20,478/lot	$3,400 / 4/30/10	Shelter Clean of Arizona, Inc.
Sun Valley, CA	20,038/building on 39,460/lot	$15,000 / 6/30/15	Shelter Clean, Inc.
Signal Hill, CA	6,256/building on 20,250/lot	$5,000 / 6/30/10	Shelter Clean, Inc.

ITEM 3.                      LEGAL PROCEEDINGS

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies.  The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc.  Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law.  Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery.  In March 2008, certain pre-trial discovery was ordered by the Court and provided by the Bus Companies. A hearing was held on the petition which was completed in January 2009.  The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The Company filed the post-trial memorandum on March 27, 2009 and a reply memorandum on April 24, 2009. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the “Bus Companies”) was issued by the New York State Supreme Court, Nassau County and on November 7, 2009 a judgment was entered related to the decision.  In the Court’s decision, the Court determined that the equivalent of the fair value of the respondents’ shares in the Bus Companies immediately prior to the consummation of the reorganization was equal to $11.69 per share of GTJ REIT common stock.  This decision resulted in additional payments due respondents in the aggregate amount of approximately $1.5 million paid on November 19, 2009. In addition, the Court awarded respondents 50% of their reasonable professional fees and costs, which amounted to approximately $0.5 million and was paid on January 6, 2010. Respondents were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The interest amounted to approximately $0.3 million and was paid on November 19, 2009.

Collectively, in addition to the above, the Claimants have been paid $1,351,120 pursuant to the Registrant’s good faith offer.  The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. In addition, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer. These shareholders would have received approximately 62,208 shares.

In addition to the above, we are involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Registrant's financial position or results of operations.

ITEM 4.                      RESERVED

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

Outstanding Common Stock and Holders

As of March 15, 2010, we had 13,472,281 shares issued and outstanding, held by approximately 430 shareholders of record.

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis.  On January 4, 2010, our Board of Directors declared a special distribution of $0.08 per share of common stock, payable with respect to the year ended December 31, 2009, to stockholders of record at the close of business on January 15, 2010 which was paid on January 22, 2010. The following table shows the declaration dates and the amounts distributed per share:

Declaration Date	Distribution Date	Amount Paid Per Share

March 31, 2008	April 15, 2008	$0.10
May 19, 2008	July 15, 2008	$0.08
September 17, 2008	October 15, 2008	$0.08
December 31, 2008	January 15, 2009	$0.08

March 23, 2009	April 15, 2009	$0.08
June 10, 2009	July 15, 2009	$0.08
August 10, 2009	October 15, 2009	$0.08
November 9, 2009	January 15, 2010	$0.08

Although we intend to continue to declare and pay quarterly dividends, no assurances can be made as to the amounts of any future payments.  The declaration of any future dividends is within the discretion of the Board of Directors and will be dependent upon, among other things, our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board of Directors.  Two principal factors in determining the amounts of distributions are (i) the requirement Code that a REIT distribute to shareholders at least 90% of its REIT taxable income, and (ii) the amount of available cash.

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

The following information is provided as of December 31, 2009 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category
Equity compensation plans approved by security holders (1)	255,000	11.14	745,000
Equity compensation plans not approved by security holders	-	-	-
Total	255,000	11.14	745,000

(1)	This equity compensation is under the 2007 Stock Incentive Award Plan. The Plan was approved by stockholders on February 7, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not have a plan for the purchase of any shares of our common stock, and did not purchase any of the same in the year ended December 31, 2009.

ITEM 6.                      SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions “Balance Sheet Data”, "Operating Data", "Per Share Data" and "Other Data" have been derived from our audited consolidated financial statements and include all adjustments, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

Selected Financial Data
(in thousands, except per share data)

Year Ended December 31,	2009	2008	2007	2006	2005
Balance Sheet Data:
Total Assets	$142,776	$142,623	$124,697	$23,942	$27,082
Secured Revolving Credit Facility	$43,215	$43,215	$20,000	$-	$-

Operating Data:
Total Revenues	$42,252	$41,358	$33,535	$3,908	$-
Total Operating Expenses	$34,185	$35,208	$26,027	$940	$317
Income from Continuing Operations	$4,076	$3,453	$6,592	$1,551	$389
Net Income	$4,069	$721	$5,400	$1,825	$1,727

Per Share Data:
Income from Continuing Operations Basic and Diluted	$0.30	$0.25	$0.81	$411.79	$103.20
Net Income - Basic and Diluted	$0.30	$0.05	$0.66	$484.53	$458.51
Dividends Declared per Common Share	$0.32	$0.34	$6.615	$-	$-

Other Data:
Net Cash Flow Provided by (Used in):
Operating Activities	$4,455	$6,783	$906	$2,990	$2,911
Investing Activities	$254	$(23,468)	$8,010	$285	$(32)
Financing Activities	$(4,436)	$17,768	$(4,857)	$(300)	$(301)
Cash from discontinued operations	$560	$(544)	$(2,216)	$5,533	$(4,757)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the portion that was used by one of our subsidiaries is available for lease. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 ("RMA"), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. In addition, we own a group of outdoor maintenance and our electrical contracting businesses. We will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805, "Business Combinations." We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to our history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

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

Asset Impairment:

We apply the guidance in ASC No. 360-10-05, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments can have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Fair Value Measurements:

We determine fair value in accordance ASC No. 820-10-05 which defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

At December 31, 2009, we measured certain financial assets at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. Fair values of our derivative financial instruments were approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheets. In accordance with ASC No. 820-10-35, we incorporated credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk. In addition, the fair value of our available-for-sale securities were approximated on current market quotes received from financial sources that trade such securities.

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

Results of Operations

The following results of operations pertain to GTJ REIT, Inc. for the period April 1, 2007 to December 31, 2007 and years ended December 31, 2008 and 2009. The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007 are not reflected in our accompanying consolidated statements of income for the year ended December 31, 2007 as such amounts were not deemed to be material in relation to our consolidated financial statements as a whole.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2009	2008	Amount	Percent
Revenues:
Property rentals	$13,190	$12,185	$1,005	8%
Outdoor maintenance and cleaning operations	29,062	29,173	(111)	nm
Total revenues	42,252	41,358	894	2%
Operating expenses:
General and administrative expenses	11,535	11,498	37	nm
Equipment maintenance and garage expenses	2,188	2,840	(652)	(23%	)
Transportation expenses	2,005	2,494	(489)	(20%	)
Contract maintenance and station expenses	11,526	11,912	(386)	(3%	)
Insurance and safety expenses	2,480	2,740	(260)	(9%	)
Operating and highway taxes	1,593	1,479	114	8%
Other operating expenses	1,002	937	65	7%
Depreciation and amortization expense	1,856	1,308	548	42%
Total operating expenses	34,185	35,208	(1,023)	(3%	)
Operating income	8,067	6,150	1,917	31%
Other income (expense):
Interest income	378	305	73	24%
Interest expense	(1,865)	(2,333)	468	(20%	)
Change in insurance reserves	(294)	34	(328)	(965%	)
Litigation settlement	(2,183)	-	(2,183)	nm
Other	(97)	(120)	23	(19%	)
Total other income (expense):	(4,061)	(2,114)	(1,947)	92%
Income from continuing operations before income taxes	4,006	4,036	(30)	(1%	)
Benefit from (provision for) income taxes	70	(583)	653	(112%	)
Income from continuing operations	4,076	3,453	623	18%
Discontinued Operation:
Loss from operations of discontinued operation, net of taxes	(7)	(2,732)	2,725	99%
Net income	$4,069	$721	$3,348	464%

nm – not meaningful

Property Rental Revenues

Property rentals revenue increased $1.0 million, or 8%, to $13.2 million for the year ended December 31, 2009 from $12.2 million for the year ended December 31, 2008. This increase was primarily due to an increase in rental revenue from the rezoning of a portion of the leased space on one of our properties over the same period in 2008 and a full twelve months of rental revenue from the Farmington, CT property as compared to only ten months of rental revenue for the year ended December 31, 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside maintenance and cleaning operations revenues decreased $0.1 million to $29.1 for the year ended December 31, 2009 from $29.2 million for the year ended December 31, 2008. The decrease was primarily due to decrease in ancillary maintenance services and a decrease in maintenance due to the economic environment as compared to the year ended December 31, 2008, partially offset by a net increase in street furniture installations and an increase in contracts associated with the traffic control division.

Operating Expenses

Operating expenses decreased $1.0 million, or 3%, to $34.2 million for the year ended December 31, 2009 from $35.2 million for the year ended December 31, 2008. This decrease is primarily due to a reduction in remediation expense partially offset by an increase in direct labor, sub contracting and supplies associated with a net increase in street furniture installation and an increase in amortization of intangibles associated with the electrical contractor acquisition and an increase in depreciation expense related to the Farmington, CT property offset by decreases in professional fees and fuel prices over the same period in 2008.

Other Income (Expense)

Other income (expense) increased $1.9 million, or 92%, to $4.0 million for the year ended December 31, 2009 from $2.1 million for the year ended December 31, 2008.  This increase was primarily due to the legal settlement of $2.2 million in 2009 arising out of the court’s decision in the appraisal proceedings and an increase in insurance reserves partially offset by a 21% decrease in the average cost of our borrowing from 4.78% for the year ended December 31, 2008 to 3.76% for the year ended December 31, 2009 due to a reduction in average LIBOR on our floating rate debt. The reduction in the interest rate was partially offset by a 9% increase in the average balance of our credit facility from $39.5 million for the year ended December 31, 2008 to $43.2 million for the year ended December 31, 2009 as a result of financing the purchase of the Farmington, CT property and a decrease in interest income due to a lower average yield on the cash balances offset by interest income earned on the financing of electrical construction contracts.

Provision For Income Taxes

The benefit from income taxes represents federal, state and local taxes on income before income taxes for the year ended December 31, 2009 is primarily based on the taxable income of the non-REIT subsidiaries. The benefit from income taxes for the 2009 period was $70,000. The provision for income taxes was $583,000 for an effective rate of 14.4% for the year ended December 31, 2008.

Loss from Operations of Discontinued Operation, Net of Taxes

Loss from operations of discontinued operation, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued on September 30, 2008 and reflects no operations for the year ended December 31, 2009 compared to a loss from operations and the winding down of the Paratransit business for the year ended December 31, 2008.

Net Income

For the year ended December 31, 2009, we had net income of $4.1 million compared to net income of $0.7 million for the year ended December 31, 2008. The changes in net income were primarily due to the factors discussed above.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2008	2007	Amount	Percent
Revenues:
Property rentals	$12,185	$9,451	$2,734	29%
Outdoor maintenance and cleaning operations	29,173	24,084	5,089	21%
Total revenues	41,358	33,535	7,823	23%
Operating expenses:
General and administrative expenses	11,498	8,060	3,438	43%
Equipment maintenance and garage expenses	2,840	1,356	1,484	109%
Transportation expenses	2,494	1,719	775	45%
Contract maintenance and station expenses	11,912	10,778	1,134	11%
Insurance and safety expenses	2,740	2,025	715	35%
Operating and highway taxes	1,479	951	528	56%
Other operating expenses	937	575	362	63%
Depreciation and amortization expense	1,308	563	745	132%
Total operating expenses	35,208	26,027	9,181	35%
Operating income	6,150	7,508	(1,358)	(18%	)
Other income (expense):
Interest income	305	881	(576)	(65%	)
Interest expense	(2,333)	(801)	(1,532)	191%
Change in insurance reserves	34	254	(220)	(87%	)
Other	(120)	(120)	-	-
Total other income (expense):	(2,114)	214	(2,328)	(1088%	)
Income from continuing operations before income taxes and equity in earnings of affiliated companies	4,036	7,722	(3,686)	(48%	)
Provision for income taxes	(583)	(1,190)	607	(51%	)
Equity in earnings of affiliated companies, net of taxes	-	60	(60)	(100%	)
Income from continuing operations	3,453	6,592	(3,139)	(48%	)
Discontinued Operation:
Loss from operations of discontinued operation, net of taxes	(2,732)	(1,192)	(1,540)	129%
Net income	$721	$5,400	$(4,679)	(87%	)

Property Rental Revenues

Property rentals revenue increased $2.7 million, or 29%, to $12.2 million for the year ended December 31, 2008 from $9.5 million for the year ended December 31, 2007. The increase is primarily related to the rental revenue from the Connecticut property which we acquired in March 2008.

Outside Maintenance and Cleaning Operations Revenues

Outside maintenance and cleaning operations revenues increased $5.1 million, or 21%, to $29.2 million for the year ended December 31, 2008 from $24.1 million for the year ended December 31, 2007. The increase is primarily due to twelve months of revenue for the year ended December 31, 2008 compared to nine months of revenue from the period April 1, 2007 to December 31, 2007. Revenues in 2008 have also been affected by decreased volume from a customer where we act as a subcontractor.

Operating Expenses

Operating expenses increased $9.2 million, or 35%, to $35.2 million for the year ended December 31, 2008 from $26.0 million for the year ended December 31, 2007. The increase is primarily due to the inclusion of twelve months of operating expenses for the year ended December 31, 2008 compared to nine months of operating expenses from the period April 1, 2007 to December 31, 2007. In addition there was an increase in fuel costs,  insurance and safety expenses primarily related to non-recurring workman’s’ compensation premium audit adjustments and  depreciation and amortization expense primarily related to a new property acquired in Connecticut over the same period in 2007.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2008 was an expense of $2.1 million compared to income of $0.2 million for the year ended December 31, 2007. The expense of $2.1 million for the year ended December 31, 2008 primarily represents interest expense of $2.1 million and the loss on the sale of securities of $0.1 offset by interest income of $0.3 million. The income of $0.2 million for the year ended December 31, 2007 represents interest income earned on our cash balances partially offset by interest expense related to our credit facility.

Provision For Income Taxes

The provision for income taxes represents federal, state and local taxes on income before income taxes for the year ended December 31, 2008 is primarily based on the taxable income of the non-REIT subsidiaries. The provision for income taxes for the year ended December 31, 2008 was $0.6 million for an effective rate of 14.4%. The provision for income taxes was $1.2 million with an effective rate of 15.4% for the year ended December 31, 2007.

Loss from Operations of Discontinued Operation, Net of Taxes

For 2008, the $2.7 million loss from operations of discontinued operation represents the operations of the Paratransit business which we exited September 30, 2008 and accordingly were reclassified to discontinued operations. The 2007,  loss from operations of discontinued operations, net of taxes represents the loss from operations of the Paratransit business of $0.9 million and the operating results of Green’s bus operations of $0.3 million for a total of $1.2 million. Such loss primarily pertains to the winding down of the bus operations with no corresponding income.

Net Income

For the year ended December 31, 2008, we had net income of $0.7 million compared to net income of $5.4 million for the year ended December 31, 2007. The changes in net income were primarily due to the factors discussed above.

Liquidity and Capital Resources

At December 31, 2009, we had unrestricted cash and cash equivalents of $12,734,000 compared to $11,901,000 at December 31, 2008.  We fund operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows; we also have used our credit facility for these purposes.   We believe that our net cash provided by operations, coupled with availability under the credit facility, will be sufficient to fund our short-term liquidity requirements for 2010 and to meet our dividend requirements to maintain our REIT status.

Financings

On July 2, 2007, GTJ REIT entered into a Loan Agreement, dated as of June 30, 2007 (the "Loan Agreement"), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, "Lenders"). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Lenders made an initial $17.0 million term loan. In addition to the initial term loan in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the loan of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial and mortgage loan is fixed at 6.59% per annum and interest rate on the additional draw floats at a spread over one month LIBOR. The principal shall be paid on the maturity date pursuant to the terms set forth in the Loan Agreement, namely July 1, 2010, unless otherwise extended or renewed. At December 31, 2009, total outstanding under the Loan Agreement is approximately $43.2 million.

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

For the year ended December 31, 2009, the fair value of the interest rate cap associated with the debt was deemed to be insignificant.

In addition to customary non-financial covenants, we are obligated to comply with certain financial covenants. As of December 31, 2009, we are in compliance with our non-financial and financial covenants.

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

As of December 31, 2009, cash of approximately $19.6 million and 3,775,400 shares of our common stock have been distributed to the Holders. The remaining payable balance of $252,470 is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2009. The cash payment was funded with borrowings under the credit facility.

Contractual Obligations

We through our subsidiaries lease certain operating facilities and certain equipment under operating leases, expiring at various dates through fiscal 2014. In addition, we through our subsidiaries have a credit facility as described in detail above. The table below summarizes the principal balances of the Company’s obligations for indebtedness and lease obligations as of December 31, 2009 in accordance with their required payment terms (in thousands):

	Payments due by calendar year period
	Total	2010	2011-2012	2013-2014	Thereafter

Contractual Obligations-Credit Facility	$43,215	$43,215	$-	$-	$-
Operating Lease Obligations	3,085	810	1,041	958	276
	$46,300	$44,025	$1,041	$958	$276

Net Cash Flows

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Operating Activities

Net cash provided by operating activities was $3,951,000 for 2009 compared to net cash provided by operating activities of $6,783,000 in 2008. For 2009, cash provided by operating activities was primarily related to (i) income from continuing operations of $4,076,000, (ii) depreciation and amortization expense of $2,876,000, (iii) changes in accounts payable and other liabilities of $299,000, (vi) provision for doubtful accounts of $119,000, (v) stock-based compensation of $126,000, offset by (vi) changes in insurance reserves of $484,000 and (vii) changes in other assets of $2,799,000.

For 2008, cash provided by operating activities was primarily related to (i) income from continuing operations of $3,453,000, (ii) depreciation and amortization expense of $2,294,000, (iii) changes in accounts payable and other liabilities of $466,000, (vi) provision for deferred taxes of $421,000, (v) changes in other assets of $504,000, (vi) stock-based compensation of $220,000, offset by (vii) changes in insurance reserves of $919,000.

Investing Activities

Net cash provided by investing activities was $758,000 for the year ended December 31, 2009 compared to cash used in investing activities of $23,468,000 for the year ended December 31, 2008. For 2009 cash provided by investing activities was primarily related to (i) proceeds from the sale of investments of $1,296,000 and (ii) changes in restricted cash of $930,000 offset by (iii) the purchase of intangible assets of $442,000 and (iv) purchases of property and equipment of $918,000. For the 2008 year, cash used in investing activities primarily related to real estate assets acquired of $23,395,000.

Financing Activities

Net cash used in financing activities of $4,436,000 for the year ended December 31, 2009 was primarily related to dividend payments of $4,311,000. Net cash provided by financing activities in 2008 of $17,768,000 primarily related to the proceeds from the revolving credit facility of $23,215,000 offset by dividend payments of $4,918,000 and payments of the earnings and profits distribution of $529,000.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three years ended December 31, 2009 (amounts in thousands).

	Year Ended December 31,
	2009	2008	2007

Net Income	$4,069	$721	$5,400
Plus: Real property depreciation	1,117	331	329
Amortization of intangible assets	1,142	682	-
Amortization of deferred leasing costs	102	101	108
Funds from operations (FFO)	6,430	1,835	5,837
Loss (income) from Taxable-REIT Subsidiaries	103	3,367	(945)
Amortization of intangible assets of Taxable-REIT Subsidiaries	(324)	-	-
Adjusted funds from operations (AFFO)	$6,209	$5,202	$4,892

FFO per common share - basic and diluted	$0.48	$0.14	$0.72
AFFO per common share - basic and diluted	$0.46	$0.39	$0.60
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281	8,126,995

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Operating Activities

Net cash provided by operating activities was $6,783,000 for 2008 compared to net cash provided by operating activities of $906,000 in 2007. For the 2008 period, cash provided by operating activities was primarily related to (i) income from continuing operations of $3,453,000, (ii) depreciation and amortization expense of $2,294,000, (iii) changes in accounts payable and other liabilities of $466,000, (vi) provision for deferred taxes of $421,000, (v) changes in prepaid expenses and other assets of $504,000, (vi) stock-based compensation of $220,000, offset by (vii) changes in insurance reserves of $919,000.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The engineering report has an estimated cost range of approximately $1.4 million to $2.6 million was included which provided a "worst case" scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of December 31, 2009 and 2008, we have recorded a liability of approximately $1.1 million and $1.6 million, respectively, related to its portion of the Study as disclosed in the engineering report. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

The primary market risk facing us is interest rate risk on our variable-rate mortgage loan payable and secured revolving credit facility. We will, when advantageous, hedge its interest rate risk using derivative financial instruments. We are not subject to foreign currency risk.

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

Based on our variable rate liabilities as of December 31, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in our borrowing rate index would decrease our net income and cash flows by approximately $0.3 million. Based on our variable rate liabilities as of December 31, 2009 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in our borrowing rate index would increase our net income and cash flows by approximately $0.1 million.

At December 31, 2008, a 1.0% increase in our borrowing rate index would have decreased our net income and cash flows by approximately $0.2 million. At December 31, 2008, a 1.0% decrease in our borrowing rate index would have increased our net income and cash flows by approximately $0.1 million.

As of December 31, 2009, we have one interest rate cap outstanding with a notional value of $54.0 million. The market value of this interest rate cap is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2009, given a 100 basis point increase or decrease in forward interest rates, the change in value of this interest rate cap would be insignificant.

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

We have audited the accompanying consolidated balance sheet of GTJ REIT, Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statement of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Melville, New York
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GTJ REIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GTJ REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Weiser LLP
New York, New York
March 31, 2009

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2009	2008

Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,362	24,222
	112,946	112,806
Less: accumulated depreciation and amortization	(8,136)	(7,019)
Net operating real estate	104,810	105,787
Cash and cash equivalents	12,734	11,901
Available for sale securities	3,199	4,313
Restricted cash	1,066	1,996
Accounts receivable, net	5,944	5,830
Other assets, net	7,960	5,160
Deferred charges, net	1,855	2,128
Assets of discontinued operation	162	730
Intangible assets, net	2,736	2,933
Machinery and equipment, net	2,310	1,845
Total assets	$142,776	$142,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured revolving credit facility	$43,215	$43,215
Accounts payable	799	1,015
Unpaid losses and loss adjustment expenses	1,556	2,040
Other liabilities, net	6,892	5,998
	52,462	52,268
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at December 31, 2009 and 2008	1	1
Additional paid-in capital	137,033	136,907
Cumulative distributions in excess of net income at December 31, 2009 and 2008	(47,087)	(46,845)
Accumulated other comprehensive income	367	292
	90,314	90,355
Total liabilities and stockholders' equity	$142,776	$142,623

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2009	2008	2007
Revenues:
Property rentals	$13,190	$12,185	$9,451
Outdoor maintenance and cleaning operations	29,062	29,173	24,084
Total revenues	42,252	41,358	33,535
Operating expenses:
General and administrative expenses	11,535	11,498	8,060
Equipment maintenance and garage expenses	2,188	2,840	1,356
Transportation expenses	2,005	2,494	1,719
Contract maintenance and station expenses	11,526	11,912	10,778
Insurance and safety expenses	2,480	2,740	2,025
Operating and highway taxes	1,593	1,479	951
Other operating expenses	1,002	937	575
Depreciation and amortization expense	1,856	1,308	563
Total operating expenses	34,185	35,208	26,027
Operating income	8,067	6,150	7,508
Other income (expense):
Interest income	378	305	881
Interest expense	(1,865)	(2,333)	(801)
Change in insurance reserves	(294)	34	254
Litigation settlement	(2,183)	-	-
Other	(97)	(120)	(120)
Total other income (expense):	(4,061)	(2,114)	214
Income from continuing operations before income taxes and equity in earnings of affiliated companies	4,006	4,036	7,722
Benefit from (provision) for income taxes	70	(583)	(1,190)
Equity in earnings of affiliated companies, net of tax	-	-	60
Income from continuing operations	4,076	3,453	6,592
Discontinued Operation:
Loss from operations of discontinued operations, net of taxes	(7)	(2,732)	(1,192)
Net income	$4,069	$721	$5,400
Income per common share--basic and diluted:
Income from continuing operations	$0.30	$0.25	$0.81
Loss from discontinued operations, net of taxes	$-	$(0.20)	$(0.15)
Net income	$0.30	$0.05	$0.66
Weighted-average common shares outstanding--basic and diluted	13,472,281	13,472,281	8,126,995

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 AND COMPREHENSIVE INCOME
 (in thousands, except share and per share data)

						Cumulative
						Distributions in
						Excess of Net
						of Income	Accumulated
	Preferred Stock		Common Stock		Additional-	December 31,	Other	Total
	Outstanding		Outstanding		Paid-In-	2009, 2008	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	and 2007	Income	Equity

Balance at December 31, 2006	-	-	3,767	377	-	16,789	428	17,594
Dividends paid, $39.82 per share	-	-	-	-	-	(150)	-	(150)
Shares issued in connection with merger	-	-	10,000,361	1	(1)	-	-	-
Recapitalization of company	-	-	(3,767)	(377)	96,417	-	-	96,040
Buy back of shares due to appraisal rights	-	-	(303,480)	-	(1,786)	-	-	(1,786)
Dividends paid, $0.05 per share	-	-	-	-	-	(485)	-	(485)
Earnings & profits distribution paid, $0.11 per share	-	-	-	-	-	(1,067)	-	(1,067)
Earnings & profits distribution paid, $0.105 per share	-	-	-	-	-	(1,415)	-	(1,415)
Distribution of historical earnings & profits, $11.14 per share	-	-	3,775,400	-	42,057	(62,057)	-	(20,000)
Comprehensive income:
Net income	-	-	-	-	-	5,400	-	5,400
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	82	82
Total comprehensive income	-	-	-	-	-	-	-	5,482
Balance at December 31, 2007	-	$-	13,472,281	$1	$136,687	$(42,985)	$510	$94,213
Earnings & profits distribution paid, $.34 per share	-	-	-	-	-	(4,581)	-	(4,581)
Stock-based compensation related to stock options	-	-	-	-	220	-	-	220
Comprehensive income:
Net income	-	-	-	-	-	721	-	721
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(218)	(218)
Total comprehensive income	-	-	-	-	-	-	-	503
Balance at December 31, 2008	-	$-	13,472,281	$1	$136,907	$(46,845)	$292	$90,355
Earnings & profits distribution paid, $.32 per share	-	-	-	-	-	(4,311)	-	(4,311)
Stock-based compensation related to stock options	-	-	-	-	126	-	-	126
Comprehensive income:
Net income	-	-	-	-	-	4,069	-	4,069
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	75	75
Total comprehensive income	-	-	-	-	-	-	-	4,144

Balance December 31, 2009	-	$-	13,472,281	$1	$137,033	$(47,087)	$367	$90,314

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,069	$721	$5,400
Loss from discontinued operation	7	2,732	1,192
Income from continuing operations	4,076	3,453	6,592
Adjustments to reconcile net income to net cash provided by operating activities
Provisions for deferred taxes	-	421	242
Stock-based compensation	126	220	-
Changes in insurance reserves	(484)	(919)	(1,382)
Provisions for doubtful accounts	119	-	-
Equity in loss of affiliated companies, net of tax	-	-	(60)
Depreciation and amortization	1,429	1,308	563
Unrealized gain on available for sale securities	-	-	60
Other	-	125	10
Amortization of deferred financing costs	203	203	101
Amortization of deferred charges	102	101	108
Amortization of intangible assets	1,142	682	-
Changes in operating assets and liabilities:
Operating receivable-injuries and damages withholding	-	-	3,184
Accounts receivable	(231)	219	(1,824)
Due from affiliates, net	-	-	(1,535)
Other assets	(2,799)	504	731
Deferred charges	(31)	-	-
Accounts payable and other liabilities	299	466	6
Income taxes payable	-	-	(5,890)
Net cash provided by operating activities	3,951	6,783	906
Investing activities:
Cash acquired in merger	-	-	8,670
Real estate assets acquired	-	(19,781)	-
Intangible assets acquired	(442)	(3,614)	-
Purchases of property and equipment	(918)	(1,213)	(584)
Purchase of investments	(108)	(354)	(374)
Proceeds from sale of investments	1,296	638	970
Reclassification from cash to investments	-	-	(1,458)
Restricted cash	930	856	786
Net cash provided by (used in) investing activities	758	(23,468)	8,010
Financing activities:
Proceeds from revolving credit facility	-	23,215	20,000
Principal repayments on notes payable, bank	-	-	(1,666)
Payment of deferred financing costs	-	-	(608)
Buy back of common stock	-	-	(1,787)
Dividends paid	(4,311)	(4,918)	(1,702)
Earnings and profits distribution	(125)	(529)	(19,094)
Net cash (used in) provided by financing activities	(4,436)	17,768	(4,857)
Cash flow provided by (used in) discontinued operations:
Operating activities	560	(544)	(2,216)
Net increase in cash and cash equivalents	833	539	1,843
Cash and cash equivalents at the beginning of period	11,901	11,362	9,519
Cash and cash equivalents at the end of period	$12,734	$11,901	$11,362
Supplemental cash flow information:
Interest paid	$1,663	$2,137	$685
Cash paid for taxes	$161	$129	$6,056
Assumption of liabilities from assets acquired	$505	$-	$-

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental non-cash investing activities-Merger with Triboro

	Years Ended December 31,
	2009	2008	2007
Cash and cash equivalents	$-	$-	$4,559
Operating subsidies receivable	-	-	1,752
Deferred leasing commissions	-	-	782
Other assets, net	-	-	1,512
Securities available for sale	-	-	1,362
Property and equipment	-	-	39,400
Income tax payable	-	-	(294)
Other liabilities, net	-	-	(629)
Fair value of real property through ownership interest in GTJ	-	-	15,638
Fair value of operating assets and liabilities through ownership interest in GTJ	-	-	2,320
Total purchase price in common stock	$-	$-	$66,402

Supplemental non-cash investing activities-Merger with Jamaica

	Years Ended December 31,
	2009	2008	2007
Cash and cash equivalents	$-	$-	$190
Operating subsidies receivables	-	-	941
Other assets, net	-	-	964
Securities available for sale	-	-	440
Property and equipment	-	-	23,100
Income tax payable	-	-	(157)
Other liabilities, net	-	-	(422)
Fair value of real property through ownership interest in GTJ	-	-	7,819
Fair value of operating assets and liabilities through ownership interest in GTJ	-	-	1,160
Total purchase price in common stock	$-	$-	$34,035

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut. In addition, the Company, through its non-REIT subsidiaries provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York.

On March 29, 2007, the Company commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, the Company elected to be treated as a REIT under the Code and elected December 31 as its fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations.

At December 31, 2009, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area (see Note 23).

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

Under the terms of the Agreements, each share of common stock of each Bus Company’s issued and outstanding shares immediately prior to the effective date of the mergers, was converted into the right to receive the following shares of the Company’s common stock:

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
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Bus Companies, including their subsidiaries, owned a total of seven rentable parcels of real property at December 31, 2009, four of which are leased to the City of New York (the “City”), two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business, is available for lease. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business, which was subsequently discontinued and were acquired as part of the merger.

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

As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies’ historical undistributed earnings and profits, calculated to be an estimated $62.1 million (see Note 11). The Company agreed to distribute up to $20.0 million in cash, and 3,775,400 shares of the Company’s common stock, valued at $11.14 per share solely for purposes of the distribution calculated as follows:

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Each stockholder elected to receive a combination of cash and stock, or exclusively cash or stock. If more than $20.0 million of cash was elected in the aggregate cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.6 million in cash and 3,775,400 shares of common stock (with an approximate value of approximately $42.1 million). The remaining balance of approximately $0.3 million is included in other liabilities in the consolidated balance sheet at December 31, 2009 and 2008. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer for this transaction and the historical financial statements of the Company are those of Green.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The following table summarizes the allocation of the purchase price in the form of a condensed consolidated balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

	Triboro	Jamaica	Total
Issuance of stock	$66,402	$34,035	$100,437

Cash and cash equivalents	$6,126	$974	$7,100
Restricted cash	1,275	637	1,912
Accounts receivable	2,627	1,314	3,941
Operating subsidies receivable	1,752	941	2,693
Deferred leasing commissions	782	-	782
Other assets	2,682	1,549	4,231
Securities available for sale	1,668	593	2,261
Real property and equipment	55,038	30,919	85,957
Machinery and equipment	149	75	224
Total assets	72,099	37,002	109,101

Accounts payable and accrued expenses	741	371	1,112
Revolving Credit	168	84	252
Note payable	666	333	999
Income tax payable	294	157	451
Deferred tax liability	248	124	372
Unpaid losses and loss adjustment expenses	1,736	868	2,604
Other liabilities	1,844	1,030	2,874
Total liabilities	5,697	2,967	8,664

Fair value of net assets acquired	$66,402	$34,035	$100,437

The results of operations for Triboro, Jamaica and GTJ for the period from March 29, 2007 to March 31, 2007, are not reflected in the Company’s results for the year ended December 31, 2007 in the accompanying consolidated statements of operations as the results were deemed to be insignificant.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with Green, Jamaica, Triboro and GTJ included for the periods preceding the merger on March 29, 2007 (in thousands, except per share data).

Year Ended
December 31,
2007

Revenues	$54,081
Net income from continuing operations	$6,705
Net income (1)	$6,291
Pro-forma basic and diluted net income per common share	$0.59
Pro-forma weighted average common shares outstanding - basic and diluted	10,593,109
(1)	Net income for the year ended December 31, 2007 includes loss from discontinued operation, net of taxes of $452,000.

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

Principles of Consolidation

The consolidated financial statements include the accounts of GTJ REIT, Inc., and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has included the results of operations of acquired companies from the closing date of the acquisition. The Company has presented unclassified balance sheets. In connection with preparation of the consolidated financial statements and in accordance with ASC No. 855-10-25, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through the issuance of the Consolidated Financial Statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in further impairments of certain assets. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property, machinery and equipment, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

On March 3, 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23,395,000 including closing costs.  The property is triple net leased to a single tenant under a long-term lease arrangement. The cost of approximately $19,781,000 was allocated to land, buildings and improvements, approximately $2,183,000 to in-place lease intangibles and approximately $1,431,000 to above market leases (both intangibles are included in intangible assets, net in the accompanying consolidated balance sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the years ended December 31, 2009 and 2008 was approximately $818,000 and $682,000, respectively.

The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008.

Proforma rental revenue (unaudited) for the years ended December 31, 2008 and 2007 was $2,172,456 and $2,140,162, respectively. Pursuant to the terms of the lease between the former landlord and the single tenant, the single tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

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

 Deferred Charges:

            Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization, of $1,855,000 and $2,128,000 as of December 31, 2009 and 2008, respectively.

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

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment at December 31, 2009 and 2008.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC No. 840-20-25 which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The excess of amounts recognized over amounts due pursuant to the underlying leases amounted to approximately $5,324,000 and $3,883,000 at December 31, 2009 and 2008, respectively.

Property operating expense recoveries from tenants of common area maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Discontinued Operations:

The consolidated financial statements of the Company present the operations of Green’s bus operations as discontinued operations in accordance with ASC No. 205-20-05 for the year ended December 31, 2007 and the Paratransit Operations for the years ended December 31, 2009, 2008 and 2007.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash includes certain certificates of deposit of $408,000 at December 31, 2008 that are on deposit with various government agencies as collateral to meet statutory self-insurance funding requirements. In addition, at December 31, 2009 and 2008, AIG held $1,065,576 and $1,587,990, respectively on behalf of the Company that was restricted by the insurance carrier for the purpose of the payment of insurance losses.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices.

Income Taxes:

Effective July 1, 2007, the Company has elected to be taxed as a REIT under the Code. Accordingly, the Company will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements as defined  under Section 856 through 860 of the Code. The Company has eliminated deferred tax assets and liabilities aggregating approximately $575,000 and $307,000, which are included in the provision for income taxes in the accompanying consolidated statement of income for the year ended December 31, 2007 (see Note 15).

The Company also participates in certain activities conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state and local taxes on the income from these activities.  The Company accounts for income taxes under the asset and liability method, as required by the provisions of ASC No. 740-10-30. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2009 and 2008, the Company does not have a liability for unrecognized tax positions.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 8 and 16).

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

Fair Value of Financial Instruments:

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair values because of the short-term nature of the instruments. The carrying value of the credit facility borrowings approximates fair value based upon current market interest rates at which the Company could borrow funds with similar remaining maturities.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.                THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 11. The Company accounts for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award established by usage of the Black-Scholes option pricing model, and is recognized ratably as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements:

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, that provides updated guidance on subsequent events which states that disclosure of the date through which subsequent events have been evaluated, the issuance date of the financial statements, is no longer required. This guidance is effective upon issuance and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, that provides updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company does not expect the adoption of this guidance to have a material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force, that provides updated guidance on accounting for distributions to shareholders with components of stock and cash, which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance is effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU No. 2010-01 did not have a material effect on the Company’s Consolidated Financial Statements.

In September 2009, the FASB issued ASU No. 2009-07, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2009-07 represents technical corrections to various topics containing SEC guidance. The adoption of ASU No. 2009-07 did not have a material effect on the Company’s Consolidated Financial Statements.

In September 2009, the FASB issued ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which amends ASC No. 740-10. ASU No. 2009-06, provides additional implementation guidance on accounting for uncertainty in income taxes. The guidance provided is effective for the first reporting period (including interim periods) ending after September 15, 2009. The adoption of ASU No. 2009-06 did not have a material effect on the Company’s Consolidated Financial Statements.

 GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.                THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

2.           REAL ESTATE:

The Company’s components of Rental property consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Land	$88,584	$88,584
Buildings and improvements	24,362	24,222
	112,946	112,806
Accumulated depreciation and amortization	(8,136)	(7,019)
Total	$104,810	$105,787

Substantially all of these assets have been pledged as collateral for debt obligations (see Note 10).

3.           AVAILABLE FOR SALE SECURITIES:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statements of income.

The following is a summary of available-for-sale-securities at December 31, 2009 and 2008 (in thousands):

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2009

Equity securities	$-	$-	$267	$267
Money market fund	897	897	-	897
U.S. Treasury/U.S. Government debt securities	1,953	1,960	75	2,035

Total available-for-sale securities	$2,850	$2,857	$342	$3,199

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

3.           AVAILABLE FOR SALE SECURITIES (Continued):

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2008

Equity securities	$-	$-	$265	$265
Money market fund	2,050	2,050	-	2,050
U.S. Treasury/U.S. Government debt securities	1,985	1,995	3	1,998

Total available-for-sale securities	$4,035	$4,045	$268	$4,313

Other comprehensive income for the years ended December 31, 2009 and 2008 includes net unrealized holding gains (losses) of approximately $75,000 and $(218,000), respectively. No amounts were reclassified from other comprehensive income to income for the years ended December 31, 2009 and 2008, respectively.

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of December 31, 2009:

		Estimated
	Amortized	Fair
	Cost	Value
Due in
2010	$350	$355
2011 – 2015	1,171	1,225
2016 – 2020	340	354
2021 and later	99	100

Total	$1,960	$2,034

Proceeds from the sale of available-for-sale securities amounted to approximately $1,296,000, $638,000 and $970,000 in 2009, 2008 and 2007, respectively, principally from the maturity of the available-for-sale securities. The Company sold the available-for-sale securities at their face value and therefore did not recognize any gains or losses from the sale of available-for-sale securities in 2009, 2008 and 2007, respectively.

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

GTJ REIT, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

4.           DISCONTINUED OPERATIONS (Continued):

The following table sets forth the detail of the Company’s loss from discontinued operations:

	Year Ended December 31,
	2009	2008	2007

Revenues	$-	$9,467	$9,537
Loss, net of taxes (1)	$(7)	$(2,732)	$(868)

(1)	Does not include losses from discontinued bus operations. The Paratransit Operations represented approximately 30% of the Company's non-REIT revenues during 2008 and 2007.

The following table presents the major classes of assets and liabilities of the Paratransit Operations as of December 31, 2009 and 2008:
	2009	2008

Assets:
Cash	$-	$549
Accounts receivable	150	175
Machinery and equipment, net	-	-
Prepaid expenses and other	12	6
Total assets	$162	$730
Accounts payable and accrued liabilities	$-	$13

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

4.           DISCONTINUED OPERATIONS (Continued):

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

In connection with Green’s agreement to sell all of its assets used in connection with its bus operations, the results of Green’s bus operations have been presented as discontinued operations in the Company's consolidated financial statements for all periods presented.

 The following table sets forth the detail of Green's income (loss) from discontinued operations for the year ended December 31, 2007 (in thousands):

Bus Operations

For the year ended December 31, 2007:
Revenues from discontinued operation	$-

Loss from operations of discontinued operation	$(209)
Provision for income taxes	(115)
Loss from discontinued operation, net of taxes	$(324)

Net cash provided by (used in) discontinued operations was $560,000, $(544,000), and $(2,216,000), for the years ended December 31, 2009, 2008, and 2007, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

5.           OTHER ASSETS, NET:

Other assets, net, consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Prepaid expenses	$273	$215
Prepaid and refundable income taxes	90	512
Rental income in excess of amount billed	5,324	3,883
Costs in excess of billings	1,116	-
Notes receivable	594	-
Other assets	563	550
	$7,960	$5,160

 6.           INVESTMENT IN AFFILIATES:

The Company had a 40% interest in Command Bus Company, Inc., and G.T.J. Company, Inc. ("GTJ Co.") Summary financial information for these affiliates through the date of the reorganization whereby the Company acquired the remaining 60% interest and has consolidated these entities from the date of acquisition is as follows (in thousands):

Year Ended December 31, 2007:

	GTJ Company, Inc.	Command Bus Company, Inc.

Total operating revenues and subsidies	$9,805	$-

Income from continuing operations	$152	$-
(Loss) income from operations of discontinued operations	(2)	2
Net income	$150	$2

GTJ REIT, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7.           UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses at December 31, 2009 and 2008 have been reflected in connection with the merger transaction (see Note 1) and is summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Reported claims	$$1,293	$1,767
Provision for incurred but not reported claims	263	273
	$1,556	$2,040

Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $1,556,000 and $2,040,000 at December 31, 2009 and 2008, respectively. An actuarial study was independently completed which estimated that at December 31, 2009, the total outstanding losses at an expected level, are between $1,135,000 and $1,407,000. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

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

8.           OTHER LIABILITIES, NET:

Other liabilities consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Accrued dividends	$1,078	$1,078
Accrued earnings and profits distribution	252	378
Accrued professional fees	245	83
Accrued wages	201	127
Accrued vacation	131	107
Accrued environmental costs	1,082	1,551
Accrued litigation settlement costs	445	-
Deposit liability	92	252
Deferred tax liability	23	158
Reserve personal property and damage claims	680	631
Prepaid rent	378	375
Contract billings in excess of costs	927	-
Liabilities of discontinued former bus operations	853	868
Other	505	390
	$6,892	$5,998

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

9.           CONSTRUCTION CONTRACTS IN PROGRESS:

The following tables present the uncompleted contracts in progress as of December 31, 2009:

December 31,
2009

Costs incurred on uncompleted contracts	$924
Estimated earnings	192
1,116
Less: Progress billings to date	927
Costs incurred in excess of progress billings	$189

Included in the accompanying balance sheets:

Costs and estimated earnings in excess of progress billings	$1,116
Progress billings in excess of costs and estimated earnings	927
Costs incurred in excess of progress billings	$189

10.           SECURED REVOLVING CREDIT FACILITY:

On December 30, 2003, the Green Bus Lines, Inc. and Subsidiary, along with the Triboro Coach Corporation and Subsidiaries, Jamaica Central Railways, Inc. and Subsidiaries, Command Bus Company, Inc., and G.T.J. Company, Inc. and Subsidiaries (the "Affiliated Group"), entered into a credit facility consisting of mortgages and lines of credit which had an expiration date of June 30, 2007. The outstanding debt under this credit facility was paid in June 2007.

ING Financing Agreement:

On July 2, 2007, the Company entered into a loan agreement, dated as of June 30, 2007 (the “Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the additional draw floats at a spread over one month LIBOR, 1.63% at December 31, 2009. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the facility. Principal is payable on the maturity date July 1, 2010, unless otherwise extended or renewed. At December 31, 2009 and 2008, the amount outstanding under the Loan Agreement was approximately $43.2 million.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
10.           SECURED REVOLVING CREDIT FACILITY (Continued):

For the year ended December 31, 2009, the fair value of the interest rate cap associated with the debt was deemed to be insignificant.

The credit facility is used to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

In addition to customary non-financial covenants, the Borrowers are obligated to comply with certain financial covenants. The Company was in compliance with all financial covenants and restrictions for the periods presented.

11.           STOCKHOLDERS' EQUITY:

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

Dividend Distributions

On January 4, 2010, the Company declared a special distribution of $0.08 per share of common stock, payable with respect to the year ended December 31, 2009, to stockholders of record at the close of business on January 15, 2010. The Company paid this distribution on January 22, 2010.

The following table presents dividends declared by the Company on its common stock from January 1, 2008 through December 31, 2009:

Declaration	Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

March 31, 2008	March 31, 2008	March 31, 2008	April 15, 2008	$ 0.10
May 19, 2008	June 30, 2008	June 30, 2008	July 15, 2008	$ 0.08
September 17, 2008	September 30, 2008	September 30, 2008	October 15, 2998	$ 0.08
December 31, 2008	December 31, 2008	December 31, 2008	January 15, 2009	$ 0.08

March 23, 2009	March 31, 2009	March 31, 2009	April 15, 2009	$ 0.08
June 10, 2009	June 30, 2009	June 30, 2009	July 15, 2009	$ 0.08
August 10, 2009	September 30, 2009	September 30, 2009	October 15, 2009	$ 0.08
November 9, 2009	December 31, 2009	December 31, 2009	January 15, 2010	$ 0.08

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

11.           STOCKHOLDERS' EQUITY (Continued):

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. The total number of options granted on February 7, 2008 was 255,000. 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period. All options expire ten years from the date of grant. At December 31, 2009, 255,000 options were outstanding under the Plan, of which 188,333 were exercisable. At December 31, 2009, 745,000 shares of the Company’s common stock remain available for future issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

The following table presents the activity of options outstanding under the Plan for the year ended December 31, 2009:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2008	255,000	$11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at December 31, 2009 (2)	255,000	$11.14	$1.90
Options vested and exercisable at December 31, 2009	188,333	$11.14	$1.90

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

All outstanding and exercisable options have a remaining contractual life of approximately 8.2 years and are exercisable at a price of $11.14.

 (2) The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2009 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of December 31, 2009.

As of December 31, 2009, there was approximately $137,000 of unamortized stock compensation related to nonvested stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 1.25 years. For the years ended December 31, 2009, 2008 and 2007 amounts charged to compensation expense totaled approximately $127,000, $220,000 and $0, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

11.           STOCKHOLDERS' EQUITY (Continued):

Special Distribution of Earnings and Profits

On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per Company share, payable in approximately $20.0 million of cash and 3,775,400 of the Company’s common stock. For the purposes of the special distribution, the Company’s common stock was valued at $11.14, as indicated in the proxy statement/prospectus dated February 9, 2007 filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately, $62.1 million. The holders of the Company’s shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company’s shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company’s shares they elected, but could be based on a proration of the available cash after all elections (i.e. not on a first come-first served basis). The Company calculated the proportion of cash and the Company’s shares that were distributed to the Holders based upon the Holder’s election and the amount of cash available for the special distribution.

As of December 31, 2009, cash of approximately $19.6 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of $252,470 is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2009. The cash payment was funded with borrowings under the credit facility (see Note 10).

12.           EARNINGS PER SHARE:

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

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Year Ended December 31,
Numerator:	2009	2008	2007

Net income	$4,069	$721	$5,400
Denominator:
Weighted average common shares outstanding-basic and diluted	13,472,281	13,472,281	8,126,995
Basic and Diluted Per Share Information:
Net income per share—basic and diluted	$0.30	$0.05	$0.66

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

13.           OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits for its non-union employees under a defined contribution 401(k) plan (the "Plan") which covers all employees who, at the Plan's anniversary date, had completed one year of service and are at least 21 years of age. Contributions to the plan and charged to benefit costs for the years ended December 31, 2009, 2008 and 2007 was $218,742, $228,475, and $197,330, respectively.

The Company sponsors retirement benefits to its union employees under a defined contribution 401(k) plan (the “Plan”) which covers all employees who, at the Plan’s anniversary date, had completed one year of service and are at least 21 years of age. Contributions to the Plan and charged to benefit costs for the years ended December 31, 2009, 2008 and 2007 was $331,546, $297,860, and $102,832, respectively.

The Company participates in a multiemployer plan that provides additional retirement benefits. Contributions to the Plan and charged to benefit costs for the years ended December 31, 2009, 2008 and 2007 was $399,321, $263,626, and $242,435, respectively.

14.           RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is Co-Managing partner of Ruskin Moscou Faltischek, P.C. ("RMF"), which has acted as counsel to the Company for approximately ten years. Fees incurred by the Company to RMF for the years ended December 31, 2009, 2008 and 2007 were $473,309, $927,867, and $584,605, respectively.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
14.           RELATED PARTY TRANSACTIONS (Continued):

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity Bus”) a tenant at one of the Company’s rental properties. Varsity Bus entered into a lease which terminates in 2010 and is subject to four 5 year options to extend the term of the lease in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension.  In December 2009, Varsity Bus executed one of the extension options under the lease through August 2015. Varsity Bus also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is a compensated employee of Varsity Bus.

Michael I. Kessman, the Chief Accounting Officer of the Company, provides accounting services to Varsity Bus Co., Inc.  In addition, Mr. Kessman is also a member of Varsity Bus’s Board of Directors.

15.           INCOME TAXES:

Effective July 1, 2007, the Company has elected to be taxed as a REIT under Section 856(c) of the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to it stockholders equal at least the amount at its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable minimum tax and may not be able to qualify as a REIT for subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries are subject to federal, state, and local income taxes.

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Income from continuing operations before income taxes and equity in earnings of affiliated companies	$4,006	$4,036	$6,854
Less: GAAP net loss (income) of taxable subsidiaries	195	(138)	(3,300)
GAAP net income from REIT operations	4,201	3,898	3,554
Prepaid expenses	(32)	88	-
Stock-based compensation	126	220	-
Remediation costs paid - deductible for tax purposes	(480)	518	(220)
Deferred income	3	375	-
Estimated tax depreciation in excess of book depreciation	1,010	891	-
Litigation settlement – non deductible for tax purposes	1,914	-	-
Deferred rent	(1,445)	(1,359)	(655)
Adjustable taxable income subject to 90% dividend requirements	$5,297	$4,631	$2,679

Dividend distributions for the year ended December 31, 2009 were characterized for federal income tax purposes as 100% ordinary income.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

15.           INCOME TAXES (Continued):

Taxable REIT Subsidiaries

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include Shelter Express, Inc. and subsidiaries.

Income taxes have been provided for through the asset and liability method as required by the provisions of ASC No. 740-10-30. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting bases and the tax bases of the TRS assets and liabilities.

As a result of the election of the REIT status, during 2007 the Company wrote-off approximately $268,000 of deferred tax assets net of deferred tax liabilities which resulted in a charge of $268,000 to the accompanying consolidated statement of income for the year ended December 31, 2007.

The provisions for income taxes from continuing operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$-	$(77)	$539
State and local	65	239	409
Deferred	(135)	421	242
Total tax (benefit) provision	$(70)	$583	$1,190

The provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$-	$-	$232
State and local	-	-	(133)
Deferred	-	-	16
Total tax provision	$-	$-	$115

Prior to the year ended December 31, 2008, taxable income (loss) from continuing operations has been determined prior to the elmination of intercompany transactions.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended December 31,
	2009	2008	2007

Income tax (benefit) at the United States Federal statutory rate of 34%	$1,362	$1,372	$2,625
State and local taxes, net of federal benefit	481	484	926
Write-off of deferred tax assets and liabilities in connection with the election of REIT status	-	-	(268)
Tax effect of REIT related income included in net income	(1,428)	(1,325)	(1,208)
Tax effect of REIT related income for state and local taxes, net of federal tax benefit	(504)	(468)	(426)
Tax effect of timing differences book and tax	19	520	(459)
(Benefit) provision for income taxes	$(70)	$583	$1,190

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

15.           INCOME TAXES (Continued):

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities from continuing operations at December 31, 2009 and 2008 are as follows:

Deferred tax liabilities:
	December 31,
	2009	2008
Deferred tax assets:
State and local taxes, net	$-	$-
Net operating loss carryforwards	8,570	6,669
Discounted unpaid losses	605	1,034
Other	-	-
Total deferred tax assets	$9,175	$7,703
Valuation Allowance	(9,175)	(7,703)
Net deferred tax assets	$-	$-

	December 31,
	2009	2008
Deferred tax liabilities:
Tax depreciation	$(12)	$(95)
Vacation accrual	(11)	(21)
Installment sale	-	(31)
Other	-	(11)
Total deferred tax liabilities	$(23)	$(158)

Net deferred tax liability	$(23)	$(158)

Deferred tax assets arise from net operating loss carry-forwards and discounted unpaid losses in the aggregate amount of approximately $9.2 million and $7.7 million at December 31, 2009 and 2008, respectively. The Company has recorded a full valuation allowance against the deferred tax assets as it does not consider realization of such assets to be likely.

Prior to the Reorganization, Green and two affiliates (who were merged into the Company) owned all of the common stock of Command Bus Company and GTJ Co., Inc. which were accounted for under the equity method. Green and its affiliates exercised significant influence over the affiliates and intended to maintain permanent investments in these affiliates. Accordingly, taxes were not provided on the undistributed earnings of these affiliates prior to January 31, 1993. Accumulated undistributed losses of affiliates for which no benefit from income taxes has been made was approximately $561,000 at December 31, 2007.

During January 2008, the Company elected to change its year end from June 30th to December 31st. As a result, the Company filed a tax return for the period July 1, 2007 through December 31, 2007 which included the results of operations for subsidiaries that qualify for REIT status. The tax period did not change for the taxable REIT subsidiaries. During February 2009, the taxable REIT subsidiaries elected to change their fiscal year end from June 30th to December 31st and as a result filed a tax return for the period July 1, 2008 to December 31, 2008.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

15.           INCOME TAXES (Continued):

Effective January 1, 2007, the Company adopted ASC No. 740-10-65 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2009 and December 31, 2008, the Company does not have a liability for unrecognized tax positions.

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

In accordance with ASC No. 740-10-65, the Company has assessed its tax positions for all open tax years, which includes 2006 to 2009, and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2009, 2008 and 2007. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2009.

16.           COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 366,133 shares of the Company’s common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company’s common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The claimants were seeking sums substantially in excess of the Company’s good faith offer. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the “Bus Companies”) was issued by the New York State Supreme

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

16.           COMMITMENTS AND CONTINGENCIES (Continued):

Court, Nassau County and on November 7, 2009 a judgment was entered related to the decision.  In the Court’s decision, the Court determined that the equivalent of the fair value of the respondents’ shares in the Bus Companies immediately prior to the consummation of the Reorganization was equal to $11.69 per share of GTJ REIT common stock.  This decision resulted in additional payments due respondents in the aggregate amount of approximately $1.5 million which was paid on November 19, 2009. In addition, the Court awarded respondents 50% of their reasonable professional fees and costs, which amounted to approximately $0.5 million and was paid on January 6, 2010. Respondents were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The interest amounted to approximately $0.3 million and was paid on November 19, 2009. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

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

In May 2008, the Company received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.  As of December 31, 2009 and 2008 the Company has recorded a liability for remediation costs of approximately $1.1 million and $1.6 million, respectively. Presently, the Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Leases:

The Company’s principal office is located in 6,912 square feet at 444 Merrick Road, Lynbrook, NY (including 3,545 square feet effective March, 2008), which it leases from a partnership owned in part by Paul A. Cooper, a Director and Officer of the Company. Future minimum rent payable under the terms of the leases, as amended, amount to approximately $215,000, and $221,000 during the years 2010 and 2011, respectively.

The Company recorded lease payments through the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities and certain office and transportation equipment, which amounted to $977,302, $827,684, and $498,531 for the years ended December 31, 2009, 2008 and 2007, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
16.           COMMITMENTS AND CONTINGENCIES (Continued):

At December 31, future minimum lease payments in the aggregate and for each of the five succeeding years and thereafter are as follows (in thousands):

2010	$810
2011	522
2012	519
2013	498
2014	460
Thereafter	276
Total	$3,085

17.           SIGNIFICANT TENANT:

Five tenants, included in the consolidated statement of income, constituted approximately 67%, 16%, 12%, 4% and less than 1% of rental revenue for the year ended December 31, 2009, four tenants constituted approximately 72%, 14%, 11% and 3% of the rental income for the year ended December 31, 2008 and three tenants constituted 90%, 8% and 2% of the rental income for the year ended December 31, 2007.

18.           FUTURE MINIMUM RENT SCHEDULE:

Future minimum lease payments to be received by the Company as of December 31, 2009 under noncancelable operating leases for the next five years and thereafter are as follows (in thousands):

2010	$12,115
2011	12,665
2012	11,925
2013	10,418
2014	10,506
Thereafter	134,674
Total	$192,303

The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

19.           FAIR VALUE:

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

The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2009 and 2008. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

19.           FAIR VALUE (Continued):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$12,734	$12,734	$11,901	$11,901
Available-for-sale securities	$3,199	$3,199	$4,313	$4,313
Restricted cash	$1,066	$1,066	$1,996	$1,996
Accounts receivable, net	$5,944	$5,944	$5,830	$5,830
Derivative financial instruments	$-	$-	$-	$-

Financial liabilities:
Secured revolving credit facility	$43,215	$43,215	$43,215	$43,215

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

19.           FAIR VALUE (Continued):

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2009 and 2008.

December 31, 2009			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$3,199	$3,199	$3,199	$-	$-
Derivative financial instruments (1)	$-	$-	$-	$-	$-

  (1) These are valued using Level 2 inputs. At December 31, 2009 the fair value was insignificant.

December 31, 2008			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$4,313	$4,313	$4,313	$-	$-
Derivative financial instruments (2)	$-	$-	$-	$-	$-

  (2) These are valued using Level 2 inputs. At December 31, 2008 the fair value was insignificant.

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

As a result of the Company’s exit from the Paratransit business on September 30, 2008 (See Note 4), the Company operates in three reportable segments: Real Estate Operations, Outside Maintenance and Shelter Cleaning Operations, and Insurance Operations, all of which are conducted throughout the U.S., with the exception of the Insurance Operations which are conducted in the Cayman Islands.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

20.           SEGMENTS (Continued):

The summarized segment information (excluding discontinued operations), as of and for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

Year Ended December 31, 2009

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$13,190	$29,470	$-	$(408)	$42,252
Operating expenses	4,703	29,331	151	-	34,185
Operating income (loss)	8,487	139	(151)	(408)	8,067
Other (expense) income	(4,286)	93	(276)	408	(4,061)

Income (loss) from continuing operations before income taxes	4,201	232	(427)	-	4,006
(Provision for) benefit from income taxes	(29)	99	-	-	70
Income (loss) from continuing operations	$4,172	$331	$(427)	$-	$4,076
Capital expenditures	$640	$278	$-	$-	$918
Depreciation and amortization	$1,271	$585	$-	$-	$1,856
Total assets (1)	$168,784	$13,682	$2,023	$(41,875)	$142,614

Year Ended December 31, 2008

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$12,185	$30,258	$-	$(1,085)	$41,358
Operating expenses	6,175	29,736	154	(857)	35,208
Operating income (loss)	6,010	522	(154)	(228)	6,150
Other (expense) income	(2,112)	(251)	21	228	(2,114)

Income (loss) from continuing operations before income taxes	3,898	271	(133)	-	4,036
Benefit from (provision for) income taxes	78	(661)	-	-	(583)
Income from continuing operations	$3,976	$(390)	$(133)	$-	$3,453
Capital expenditures	$23,809	$799	$-	$-	$24,608
Depreciation and amortization	$1,132	$176	$-	$-	$1,308
Total assets (2)	$182,833	$14,042	$3,043	$(58,025)	$141,893

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

20.           SEGMENTS (Continued):

Year Ended December 31, 2007

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$9,451	$26,059	$-	$(1,975)	$33,535
Operating expenses	4,245	23,233	100	(1,551)	26,027
Operating income (loss)	5,206	2,826	(100)	(424)	7,508
Other (expense) income	(79)	(422)	291	424	214

Income from continuing operations before income taxes and equity in earnings of affiliated companies	5,127	2,404	191	-	7,722
Provision for income taxes	(1,162)	(28)	-	-	(1,190)
Equity in earnings of affiliated companies, net of tax	60	-	-	-	60
Income from continuing operations	$4,025	$2,376	$191	$-	$6,592
Capital expenditures	$-	$584	$-	$-	$584
Depreciation and amortization	$344	$219	$-	$-	$563
Total assets (3)	$136,249	$14,817	$4,119	$(33,856)	$121,329

(1). Does not include assets of the discontinued Paratransit operation totaling $162.
(2). Does not include assets of the discontinued Paratransit operation totaling $730.
(3). Does not include assets of the discontinued Paratransit operation totaling $3,368.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

21.           SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2009
Revenues	$10,361	$11,059	$11,180	$9,652
Net income (loss)	$1,935	$2,078	$(188)	$244
Per common share (basic and diluted) (a)	$0.14	$0.16	$(0.01)	$0.01
2008
Revenues	$9,832	$11,281	$10,198	$10,047
Net income (loss)	$128	$1,187	$(602)	$8
Per common share (basic and diluted) (a)	$0.01	$0.09	$(0.04)	$0.00
2007
Revenues	$999	$11,505	$10,802	$10,229
Net income	$573	$1,777	$1,407	$1,643
Per common share (basic and diluted) (a)	$2.58	$0.18	$0.15	$0.13

(a)
Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The following table presents dividends declared by the Company since its election of REIT status on its common stock for the years ended December 31, 2009, 2008 and 2007.

			Tax Purposes
			Ordinary Income		Qualified Dividend Income		Capital Gain Distribution		Dividend Classified as Return of Capital
	Total	Dividend		Dividend		Dividend		Dividend		Dividend
	Dividends	Paid		Paid		Paid		Paid		Paid
Year	Paid	Per Share	Percent	Per Share	Percent	Per Share	Percent	Per Share	Percent	Per Share

2009	$4,311	$0.320	100.00%	$0.320	-	$-	-	$-	-	$-
2008	$4,581	$0.340	100.00%	$0.340	-	$-	-	$-	-	$-
2007	$64,541	$6.615	3.25%	$0.215	96.75%	$6.400	-	$-	-	$-

23.           REAL ESTATE AND ACCUMULATED DEPRECIATION:

Information relating to real estate and accumulated depreciation as of December 31, 2009 are as follows (in thousands):

Description	Encumbrances	Initial Costs	Initial Costs Buildings	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2009	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired	Depreciable Lives

Farms Springs Road	$ -	$ 3,533	$ 16,248	$ -	$ 19,781	$ 1,447	$ 18,334	2008	10-25 years
165-25 147th Avenue	$ 250	$ 360	$ 3,821	$ 1,314	$ 5,495	$ 4,773	$ 722	(A)	10-25 years
49-19 Rockaway Blvd.	$ 250	$ 74	$ 783	$ 673	$ 1,530	$ 1,397	$ 133	(A)	10-25 years
85-01 24th Avenue	$ 250	$ 38,210	$ 937	$ -	$ 39,147	$ 165	$ 38,982	(A)	10-25 years
114-15 Guy Brewer Blvd.	$ 250	$ 23,100	$ 6	$ -	$ 23,106	$ -	$ 23,106	(A)	10-25 years
612 Wortman Avenue	$ -	$ 14,400	$ 323	$ 140	$ 14,863	$ 354	$ 14,509	(A)	10-25 years
23-85 87th Street	$ -	$ 8,907	$ 117	$ -	$ 9,024	$ -	$ 9,024	(A)	10-25 years
	$ 1,000	$ 88,584	$ 22,235	$ 2,127	$ 112,946	$ 8,136	$ 104,810

(A) Acquired by the Company in March 2007 upon the reorganization.  See Note 1 to financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

23.           REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued):

The changes in real estate for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balance at beginning of year	$112,806	$93,025	$7,025
Property acquisitions	-	19,781	86,000
Improvements	140	-	-
Retirements / disposals	-	-	-
Balance at end of year	$112,946	$112,806	$93,025

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2009 was approximately $49,315.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balance at beginning of year	$7,019	$6,036	$5,476
Depreciation for year	1,117	983	560
Retirements / disposals	-	-	-
Balance at end of year	$8,136	$7,019	$6,036

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based on that review, evaluation and subsequent remediation, our Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of December 31, 2009, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On December 30, 2003, the Green Bus Lines, Inc. and Subsidiary, along with the Triboro Coach Corporation and Subsidiaries, Jamaica Central Railways, Inc. and Subsidiaries, Command Bus Company, Inc., and G.T.J. Company, Inc. and Subsidiaries (the "Affiliated Group"), entered into a credit facility consisting of mortgages and lines of credit which had an expiration date of June 30, 2007. The outstanding debt under this credit facility was paid in June 2007.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.  As more specifically described in such person’s individual biographies set forth above, our directors possess relevant and industry-specific experience and knowledge in the transportation and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.  The Board of Directors annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

The Board of Directors believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our stockholders. The Board of Directors will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in existing independence requirements of the Securities and Exchange Commission, the business, scientific or engineering experience currently desired on the Board, geography, the nominee’s industry experience, and the nominee’s general ability to enhance the overall composition of the Board.

The Board of Directors does not have a formal policy on diversity; however, in recommending directors, the Board considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.

Board Leadership

The Board has no formal policy with respect to separation of the positions of Chairman and CEO or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time.  Currently, Jerome Cooper serves as our Chairman and CEO.  Given the fact that Mr. Cooper, in his capacity as our CEO is tasked with the responsibility of implementing our corporate strategy, we believe he is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy, and this discussion accounts for a significant portion of the time devoted at our Board meetings.

Risk Management

The Board believes that risk management is an important component of the Company’s corporate strategy. While we assess specific risks at our committee levels, the Board, as a whole, oversees our risk management process and discusses and reviews with management major policies with respect to risk assessment and risk management. The Board is regularly informed through its interactions with management and committee reports about risks we face in the course of our business.  Finally, the Board believes the combined Chairman and CEO role assists us in our implementation of major policies addressing our risks.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued):

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

Directors are elected at the Annual Meetings of stockholders.  We have a staggered Board of Directors.  Class I directors have a term expiring at the Annual Meeting in 2010 and until their successors are elected and qualified.  Class II directors have a term expiring at the Annual Meeting in 2011 and until their successors are elected and qualified.  Class III directors have a term expiring at the Annual Meeting in 2012 and until their successors are elected and qualified.  Directors elected at such time shall be elected to three year terms.  Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

The Board of Directors held seven meetings during the 2009 fiscal year.  All of the Directors attended at least 83% of the meetings of the Board of Directors and of the committees on which they served.   We encourage all members of the Board of Directors to attend annual meetings of stockholders, but there is no formal policy as to their attendance.  At the 2009 Annual Meeting of stockholders, all of the members of the Board of Directors attended.

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 1, 2010:

Name	Age	Position
Jerome Cooper	81	President and Chief Executive Officer and Chairman of the Board of Directors and Class III Director

Paul A. Cooper	49	Executive Vice President and Class II Director
Douglas A. Cooper	63	Executive Vice President, Treasurer and Secretary and Class I Director
David J. Oplanich	41	Chief Financial Officer
Michael I. Kessman	58	Chief Accounting Officer
Joseph F. Barone	75	Class I Director
David M. Jang	49	Class II Director
John J. Leahy	67	Class III Director
Donald M. Schaeffer	59	Class III Director
Harvey I. Schneider	76	Class I Director

The principal occupation and business experience of each of the directors and executive officers are as follows:

Jerome Cooper has been a director and Chief Executive Officer of the Company since June 2006.  Jerome Cooper has been principally employed as the Chief Executive Officer of the Company and its subsidiaries since March, 2007.  Prior to that Jerome Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for the past 10 years.  He is uniquely qualified to serve as our Chairman on his rich experience with our Company and longtime leader.  Jerome Cooper received a Bachelors degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law.  Jerome Cooper is Paul A. Cooper's father and Douglas A. Cooper's uncle.

Paul A. Cooper is Executive Vice President of the Company and has been a director of the Company since June, 2006.  For more than five years, Paul A. Cooper's principal occupation has been as principal of Lighthouse Real Estate Ventures and of its affiliates (collectively "Lighthouse"). Lighthouse owns, manages and leases commercial office buildings in the Greater New York metropolitan area for its own account and the account of its investors.  Paul A. Cooper is qualified to serve on our board by his long history in our industry.  Paul A. Cooper received a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul A. Cooper is the son of Jerome Cooper and the cousin of Douglas A. Cooper.

Douglas A. Cooper is Executive Vice President of the Company and has been a director of the Company since June, 2006. Douglas A. Cooper has been practicing law for over 35 years and is one of the managing partners of Ruskin Moscou Faltischek, P.C., counsel to the Company, since 1998. Douglas A. Cooper is qualified to serve on our board by his long history with our Company and industry.  Douglas A. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Douglas A. Cooper also earned a masters degree in Corporate Law from NYU Law School. Douglas A. Cooper is the nephew of Jerome Cooper and the cousin of Paul A. Cooper.

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

Michael I. Kessman has been employed by the Company and its subsidiaries, and before March 2007, by the Bus Companies, as the senior controller and Chief Accounting Officer since November 1985. Mr. Kessman graduated from Syracuse University with a Bachelors degree in accounting.

Joseph F. Barone has been a director of the Company since February 2009. Mr. Barone has been President of Insurance Financial Services, Inc., a provider of a wide variety of services to the insurance industry, including expert testimony as well as capital raising efforts such as, initial public offerings, private placements and mergers and acquisitions.  Mr. Barone was formerly a member of the Board of Directors of the Bus Companies.  In addition, Mr. Barone has been Senior Vice President of Swiss ReServices Corporation, Managing Director of Bear, Stearns & Co. Inc. and Vice President of Salomon Brothers Inc. Mr. Baraone is qualified to serve on our board as one of our independent directors based on his prior service as a board member of the Bus Companies and knowledge of our Company.  Mr. Barone graduated from Brandeis University with a B.A. in economics in 1956 and received a Masters degree in Business Administration from New York University in 1961. He is a chartered financial analyst. Mr. Barone is deemed an independent director.

David M. Jang has been a director for the Company since June, 2006.  Mr. Jang has been a Senior Managing Consultant at PFM Asset Management since May of 2009. Prior to joining PFM , Mr. Jang was a Vice President at Multi-Bank Securities from August of 2005 to May 2009 was the Director of Institutional Sales at Sovereign Securities from March 2003 to August 2005 and President of CPE Management from September 1999 to March 2003. Mr. Jang is qualified to serve on our board as one of our indpendent directors and through his long history as an executive within the financial servies industry giving him financial industry experience.  Mr. Jang graduated from Wharton School, University of Pennsylvania with a Bachelors of Science in economics. Mr. Jang is deemed an independent director.

John J. Leahy has been a director of the Company since June, 2006.  Mr. Leahy is presently President of JJL Consulting. From 1998 to 2006, Mr. Leahy was Managing Director of Citibank Private Bank operations in Long Island. Prior to that, Mr. Leahy was a Senior Vice President of Chase Manhattan Bank, N.A. Mr. Leahy is qualified to serve on our board as one of our indpendent directors and through his long history as a private and commercial bankder, giving him financial industry experience.  Mr. Leahy holds a Bachelors degree in Mechanical Engineering from the University of Dayton, and a Masters degree in Business Administration from Long Island University. Mr. Leahy is deemed an independent director.

Donald M. Schaeffer has been a director of the Company since June, 2006.  Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past seven and a half years. Mr. Schaeffer is qualified to serve on our board as one of our indpendent directors and through his experience as both an attorney and accountant within our industry as well his financial industry experience.  He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed certified public accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

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

Committees of our Board of Directors

Audit Committee

We have an Audit Committee comprised of three directors, Messrs. Leahy, Schaeffer and Schneider, all of whom are deemed independent directors. Mr. Schaeffer is designated as Chairman. Our Board of Directors has determined that Mr. Schaeffer is a financial expert and meets the criteria for independence as described in the Securities and Exchange Act of 1934, as amended.  The audit committee:

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

During the fiscal year ended December 31, 2009, the Audit Committee held eight meetings and all of the members attended all of the meetings.

Compensation Committee

We have a Compensation Committee (the “Compensation Committee”) comprised of Messrs. Jang, Barone, Leahy and Schneider, all of whom are deemed independent directors. Mr. Jang is designated as Chairman. The Compensation Committee is to establish compensation policies and programs for our directors and executive officers.  During the fiscal year ended December 31, 2009, the Executive Compensation Committee held six meetings and two members attended all of the meetings and two members attended 83% of the meetings.

No Nominating Committee

The Board of Directors does not have a Nominating Committee.  Instead, the full Board of Directors carries out the duties of a nominating committee.  The Board of Directors has not adopted written guidelines regarding nominees for director.

In February 2009, the Board of Directors formed an executive committee of the Board to be designated the Communications Committee.  The purpose of the Communications Committee is to explore and identify improved methods of communication between management and the stockholders.  The members of the Communications Committee are Messrs. Barone, Jang, Leahy, Schneider and Douglas A. Cooper.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Compensation Philosophy

The primary objective of our compensation program for employees, including our compensation program for executive officers, is to attract, retain, and motivate qualified individuals and reward them in a manner that is fair to all stockholders. We strive to provide incentives for every employee that rewards them for their contribution to the Company.

Our compensation program is designed to be competitive with other employment opportunities and to align the interests of all employees, including executive officers, with the long-term interests of our stockholders. For our executive officers, we link a much higher percentage of total compensation to incentive compensation such as stock based compensation than we do for other employees.

The following discussion and analysis of compensation arrangements of our named executive officers for 2009 should be read together with the compensation tables and related disclosures set forth below.

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

Our executive compensation program is designed to reward an individual’s success in meeting and exceeding performance in various leadership functions, coupled with the ability to enhance long-term shareholder value. Some of the key elements in considering an executive’s level of success are the executive’s:

•	effectiveness as it relates to our overall financial, operational, and strategic goals;

•	the individual’s level of responsibility and the nature and scope of these responsibilities;

•	contribution to our financial results;

•	effectiveness in leading initiatives to increase customer value and overall productivity; and

•	contribution to our commitment to corporate responsibility, as well as, compliance with applicable laws, regulations, and the highest ethical standards.

Elements of Compensation

Our executive compensation program includes the following elements:

•	annual compensation which is comprised of base salary, cash bonus, and other annual types of compensation; and

•	long-term compensation which may include the award of stock options, and similar long-term compensation.

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

Other Compensation

Jerome Cooper has been granted the use of a company-owned vehicle. The use of the company-owned vehicle provides an expense-saving opportunity, as this vehicle is used for business-related travel as needed, helping to cut out-of-pocket travel expenses. In addition, David J. Oplanich, Stanley Brettschneider and Michael I. Kessman are reimbursed for costs associated for gas and tolls as their personal vehicles are used for business-related travel as needed, helping to cut out-of-pocket travel expenses.

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

Option grants to non-officer Directors

Each of our non-officer Directors will receive an option for 5,000 shares of our common stock as of the date of their appointment and a similar option at each annual meeting of our stockholders thereafter ("Director Options"). Each person who thereafter is elected or appointed as a non-officer director will receive a Director Option on the date such person is first elected as a non-officer director and at each annual meeting of our stockholders thereafter. The Director Options will vest on grant. At the discretion of the Board of Directors no option awards were granted for the year ended December 31, 2009.

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

Summary Compensation Table

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the three years ended December 31, 2009:

Name and Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards (5)	All Other Compensation			Total

Jerome Cooper, President, Chief Executive Officer and Director
	2009	$500,000	-	-	-	$7,589	(2	)(3)	$507,589
	2008	$509,618	-	-	$189,753	$7,127	(2	)(3)	$706,498
	2007	$464,623	-	-	-	$7,184	(2	)(3)	$471,807

Stanley Brettschneider, Officer of Subsidiaries
	2009	$481,984	-	-	-	$7,854	(2	)(3)	$489,838
	2008	$491,253	-	-	-	$7,380	(2	)(3)	$498,633
	2007	$528,328	-	-	-	$7,186	(2	)(3)	$535,514

Michael I Kessman, Chief Accounting Officer
	2009	$221,762	-	-	-	$30,537	(1	)(2)(3)	$252,299
	2008	$227,000	-	-	-	$24,843	(1	)(2)(3)	$251,844
	2007	$212,191	-	-	-	$23,129	(1	)(2)(3)	$235,320

David J. Oplanich, Chief Financial Officer
	2009	$220,000	-	-	-	$3,504	(3	)(4)	$223,504
	2008	$54,619	-	-	-	$40	(3)		$54,699
	2007	-	-	-	-	-			-

Paul A. Cooper, Executive Vice President and Director
	2009	$150,000	-	-	-	$5,004	(2	)(3)	$155,004
	2008	$152,886	-	-	$94,877	$2,816	(2	)(3)	$250,579
	2007	$92,308	-	-	-	-			$92,308

Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director
	2009	$150,000	-	-	-	$5,004	(2	)(3)	$155,004
	2008	$152,886	-	-	$94,877	$2,816	(2	)(3)	$250,579
	2007	$92,308	-	-	-	-			$92,308
-------------------------------------------
(1) Consists of unpaid vacation pay.
(2) Consists of 401(K) contributions.
(3) Includes life insurance premiums.
(4) Includes monthly auto allowance.
(5) These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).  Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

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

THE COMPENSATION COMMITTEE
David M. Jang
Joseph F. Barone
John J. Leahy
Harvey I. Schneider

Grants of Plan Based Awards

All options granted to our named executive officers in 2008 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 were granted under our 2007 Plan.  No grants plan-based awards were made to the named executive officers in 2009.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2009:

Grants of Plan-Based Awards
			All Other Option Awards:
Name	Date on Which the Board or Directors Took Action	Grant Date (1)	Number of Securities Underlying Options	Exercise of Base Price of Option Awards (2)	Grant Date Fair Value of Stock and Options Awards (3)
Jerome Cooper	6/11/07	-	100,000	-	$189,753

Paul A. Cooper	6/11/07	-	50,000	-	94,877

Douglas A. Cooper	6/11/07		50,000	-	94,877

David J. Oplanich	-	-	-	-	-

Michael I. Kessman	-	-	-	-	-
_____________________________
(1)	The Board of Directors approved options to certain named executive officers. The stockholders approved the 2007 Stock Incentive Plan on February 7, 2008.
(2)	The exercise price of the options will be determined in good faith by our Board of Directors.
(3)	The options will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

Outstanding Equity Awards At 2009 Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers outstanding as of December 31, 2009:

Option Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options -Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price (1)	Option Expiration Date (2)

Jerome Cooper, President, Chief Executive Officer and Director	66,667	-	33,333	$11.14	June 2017

Paul A. Cooper, Executive Vice President and Director	33,334	-	16,666	$11.14	June 2017

Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director	33,334	-	16,666	$11.14	June 2017

David J. Oplanich, Chief Financial Officer	-	-	-	-	-
_____________________________
(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.
(3)
The options granted Messrs. J. Cooper, P. Cooper, D. Cooper become exercisable as to 33.3% of the underlying shares, June 11, 2008, 33.3% of the underlying shares shall become exercisable on June 11, 2009 and 33.3% of the underlying shares shall become exercisable on June 11, 2010.

Option Exercises and Stock Vested

No options were exercised by our named executive officers in 2009.

Pension Benefits

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments Upon Termination or Change in Control

None.

Non-Officer Director Compensation

The following table sets forth a summary of the compensation we paid to our non-officer directors in 2009:

Name	Fees Earned or Paid Cash	Stock Awards	Option Awards	Non Stock Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Joseph F. Barone	$14,333	-	-	-	-	-	$14,333
David M. Jang	23,500	-	-	-	-	-	23,500
John J. Leahy	25,000	-	-	-	-	-	25,000
Donald M. Schaeffer	26,000	-	-	-	-	-	26,000
Harvey I. Schneider	23,500	-	-	-	-	-	23,500

Our non-officer Directors receive the following forms of compensation:

•
Annual Retainer.  Our independent Directors receive an annual retainer of $10,000. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

•	Meeting Fees. Our independent Directors receive $500 for each Board meeting and each committee meeting attended in person or by telephone.

•
Equity Compensation.  Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each independent director receives a 5,000 share stock option at fair market value on the date of grant.

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

Our charter provides that none of our Directors or officers will be liable to our company or our stockholders for money damages and that we will indemnify and pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to our Directors, our officers, their affiliates and any individual who, while our director or officer at our request, served as a director, trustee, partner or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise for losses they may incur by reason of their service in those capacities; provided, however, we will not indemnify or hold harmless our Directors and officers unless all of the following conditions are met:

•	the party was acting on behalf of or performing services on the part of our company;

•	our Directors and officers have determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of our company;

•	such indemnification or agreement to be held harmless is recoverable only out of our net assets and not from our stockholders; and

•	such liability or loss was not the result of:

-	negligence or misconduct by our officers or Directors (other than the independent Directors); or

-	gross negligence or willful misconduct by the independent Directors.

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

The following table sets forth, as of March 15, 2010, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s Common Stock, (2) each of the Company’s directors and executive officers and (3) all directors and executive officers as a group.  For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 31, 2010.

Name and Address of Beneficial Owner	Amounts and Nature of Beneficial Ownership	Percentage of Class(8)
Jerome Cooper (1)	224,735	1.7%
Paul A. Cooper (2)	45,334	*
Douglas A. Cooper (3)	33,334	*
David J. Oplanich	4,000	*
Michael I. Kessman	-0-	*
Joseph F. Barone	93,392	*
David M. Jang (4)	20,000	*
John J. Leahy (5)	20,000	*
Donald M. Schaeffer (6)	20,000	*
Harvey I. Schneider (7)	15,000	*
All Executive Officers and Directors as a Group	475,795	3.53%
--------------------------------------------
*           Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 66,667 shares which may be purchased under the 2007 Plan.
(2)	Includes options to purchase 33,334 shares which may be purchased under the 2007 Plan.
(3)	Includes options to purchase 33,334 shares which may be purchased under the 2007 Plan.
(4)	Includes options to purchase 20,000 shares which may be purchased under the 2007 Plan.
(5)	Includes options to purchase 20,000 shares which may be purchased under the 2007 Plan.
(6)	Includes options to purchase 20,000 shares which may be purchased under the 2007 Plan.
(7)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.
(8)	Based on 13,472,281 shares outstanding as of March 15, 2010.

As of March 15, 2010, we have approximately 430 stockholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

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

Lighthouse Real Estate Advisors, LLC ("LREA"), of which Paul A. Cooper is a member, received a leasing commission between 2003 and 2006 for the leasing of 23-85 87th Street, East Elmhurst, New York on behalf of a subsidiary of the Company to Avis Rent-A-Car System, Inc. in the aggregate sum of $1,100,000 (3.056% of gross rent). LREA also received a leasing commission in 2006 for the leasing of 85-01 24th Avenue, East Elmhurst, New York on behalf of Triboro Coach Holding Corp. to New York City in the aggregate sum of $840,540 (1.318% of gross rent).

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

Douglas A. Cooper

Douglas A. Cooper is a director and officer of the Company and one of the managing partners of Ruskin Moscou Faltischek, P.C. ("RMF"), which has acted as counsel to the Company. Fees paid to RMF for the three years ended December 31, 2009 were $699,618, $685,054 and $706,126, respectively representing fees and expenses for litigation with New York City and others, the sale of the Bus Companies' bus assets to New York City or its agencies, preparation of all documentation related to the Reorganization and general corporate matters.

Stanley Brettschneider

Stanley Brettschneider is a key employee of the outdoor maintenance businesses and is related by marriage to certain of our directors and officers. Prior to September 1, 2003, the Bus Companies owned and operated a school bus operation, Varsity Transit, Inc. and Varsity Coach Corp. ("Varsity"). In February 2003, Varsity began disposing its buses and routes to entities associated with Stanley Brettschneider, and owned by his wife and children, including Varsity Bus Co., Inc. (collectively the “Buyers”) as well as other existing bus operators in the school bus industry. The Buyers purchased approximately 282 buses and 255 routes from Varsity for approximately $4.6 million.

In connection with the purchase, the Buyers leased a portion of the Wortman Property. Such leasing was on an oral basis, and the lease was reduced to writing in 2006. The lease, which began in 2003 and terminates in 2010, is subject to extension as described in Item 1 – Business Description of REIT Business – Portfolio of Real Properties.  Varsity Bus Co., Inc. has four 5 year options to extend the term of the lease, starting in 2010, in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension. In December 2009, Varsity Bus Co., Inc. executed one of the extension options under the lease through August 2015.  In addition, Varsity Bus Co., Inc. pays us a monthly fee for support services and purchases certain materials from us at book value. Mr. Brettschneider is also a compensated employee of Varsity Bus Co., Inc.

Michael I. Kessman

Michael I. Kessman is the Chief Accounting Officer of the Company, provides accounting services to Varsity Bus Co., Inc.  In addition, Mr. Kessman is also a member of Varsity Bus Co., Inc.’s Board of Directors.

Policy Concerning Related Party Transactions

In February 2009, our Board adopted a formal written policy (the “Policy”) concerning the identification, review and approval of Related Party Transactions (as such term is defined in the Policy).

Identification of Potential Related Party Transactions

Related Party Transactions will be brought to management's and the Board's attention in a number of ways. Each of our directors and executive officers is instructed and periodically reminded to promptly inform the Secretary of any potential Related Party Transactions. In addition, each director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential Related Party Transactions.

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

Review and Approval of Related Party Transactions

At each of its meetings, the Board will be provided with the details of each new, existing or proposed Related Party Transaction, including the terms of the transaction, the business purpose of the transaction, and the effects on the Company and the relevant Related Party. In determining whether to approve a Related Party Transaction, the Board will consider, among other factors, the following factors to the extent relevant to the Related Party Transaction:

•	whether the terms of the Related Party Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a Related Party;

•	whether there are business reasons for the Company to enter into the Related Party Transaction;

•	whether the Related Party Transaction would impair the independence of an outside director; and

•
whether the Related Party Transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or Related Party, the direct or indirect nature of the director's, executive officer's or Related Party's interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Board deems relevant.

Any member of the Board who has an interest in the transaction under discussion will abstain from voting on the approval of the Related Party Transaction, but may, if so requested by the Chairperson of the Board, participate in some or all of the Board's discussions of the Related Party Transaction. Upon completion of its review of the transaction, the Board may determine to permit or to prohibit the Related Party Transaction.

ITEM 14.                      PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

On April 8, 2009 the Audit Committee appointed BDO Seidman, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2009 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2009 and 2008 for professional services rendered by BDO Seidman LLP and Weiser LLP in the following categories:

	Year Ended December 31,
	2009	2008

Audit fees	$412,693	$755,823
Audit-Related Fees	28,739	29,248
Tax Fees	199,500	205,500
Other Fees	-	-
Total	$640,932	$990,571

Audit fees. These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by BDO Seidman LLP and Weiser LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

Tax fees. These are fees for all professional services performed by professional staff in Weiser LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

All other fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

The Audit Committee pre-approves all anticipated annual audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such permissible services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. All “Audit Fees,” “Audit-Related Fees” and “Tax Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy. “ In accordance with Section 10A(i) of the Exchange Act, before BDO Seidman LLP and Weiser LLP were engaged by us to render audit or non-audit services, the engagement was approved by our Audit Committee.

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
10.3
Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Registration Statement No. 333-136110)

10.4
Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York. . (Incorporated by reference to Registration Statement No. 333-136110)

10.5
Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York. . (Incorporated by reference to Registration Statement No. 333-136110)

10.6
Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New York. . (Incorporated by reference to Registration Statement No. 333-136110)

10.7
Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24th Avenue East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.8
Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.9
Lease by and between GTJ Co., Inc., Landlord and Varsity Bus Co., Inc., Tenant: Premises 626 Wortman Avenue, Brooklyn, New York and Cozine Avenue, Brooklyn, New York dated September 1, 2003. (Incorporated by reference to Registration Statement No. 333-136110)

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

10.23	Space Substitution Agreement dated November __, 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp. (filed herewith)
21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
32.1	Certification of Chief Executive Officer, filed herewith
32.2	Certification of Chief Financial Officer, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Date: March 30, 2010	By: /s/ Jerome Cooper
Jerome Cooper Chief Executive Officer

By: /s/ David J. Oplanich
David J. Oplanich Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerome Cooper	Chief Executive Officer and Director	March 30, 2010
Jerome Cooper

/s/ Paul A. Cooper	Executive Vice President and Director	March 30, 2010
Paul A. Cooper

/s/ Douglas A. Cooper	Executive Vice President and Director	March 30, 2010
Douglas A. Cooper

/s/ Joseph F. Barone	Director	March 30, 2010
Joseph F. Barone

/s/ David M. Jang	Director	March 30, 2010
David M. Jang

/s/ John J. Leahy	Director	March 30, 2010
John J. Leahy

/s/ Donald M. Schaeffer	Director	March 30, 2010
Donald M. Schaeffer

/s/ Harvey I. Schneider	Director	March 30, 2010
Harvey I. Schneider