Form 10-Q
period 2010-03-31
GTJ REIT, Inc.
filed 2010-05-17
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,472,281 shares of common stock as of May 10, 2010.

GTJ REIT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,524	24,362
	113,108	112,946
Less: accumulated depreciation and amortization	(8,404)	(8,136)
Net real estate held for investment	104,704	104,810
Cash and cash equivalents	11,023	12,906
Available for sale securities	3,243	3,199
Restricted cash	1,056	1,066
Accounts receivable, net	4,330	5,944
Other assets	9,747	7,738
Deferred charges, net	1,778	1,855
Assets of discontinued operation	164	162
Intangible assets, net	2,505	2,736
Machinery and equipment, net	2,301	2,310
Total assets	$140,851	$142,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured revolving credit facility	$43,215	$43,215
Accounts payable and accrued expenses	680	799
Unpaid losses and loss adjustment expenses	2,289	2,236
Other liabilities, net	5,793	6,162
Total liabilities	51,977	52,412
Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 13,472,281 shares issued and outstanding at-March 31, 2010 and December 31, 2009	1	1
Additional paid-in capital	137,174	137,033
Cumulative distributions in excess of net income	(48,723)	(47,087)
Accumulated other comprehensive income	422	367
Total stockholders’ equity	88,874	90,314
Total liabilities and stockholder's equity	$140,851	$142,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Property rentals	$3,337	$3,244
Outdoor maintenance and cleaning operations	3,995	7,117
Total revenues	7,332	10,361
Operating expenses:
General and administrative expenses	2,423	2,885
Equipment maintenance and garage expenses	436	509
Transportation expenses	323	460
Contract maintenance and station expenses	1,650	2,442
Insurance and safety expenses	527	644
Operating and highway taxes	394	467
Other operating expenses	241	254
Depreciation and amortization expense	419	374
Total operating expenses	6,413	8,035
Operating income	919	2,326
Other income (expense):
Interest income	104	70
Interest expense	(458)	(472)
Change in insurance reserves	(45)	-
Other	2	(12)
Total other income (expense):	(397)	(414)
Income from continuing operations before income taxes	522	1,912
Provision for income taxes	4	6
Income from continuing operations, net of taxes	518	1,906
Discontinued operation:
Income from discontinued operations, net of income taxes	1	29
Net income	$519	$1,935
Income per common share - basic and diluted:
Income from continuing operations, net of noncontrolling interest	$0.04	$0.14
Income from discontinued operations	$0.00	$0.00
Net income	$0.04	$0.14
Weighted-average common shares outstanding - basic and diluted	13,472,281	13,472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2010
(Unaudited, amounts in thousands, except share and per share data)

						Cumulative	Accumulated
	Preferred Stock		Common Stock		Additional-	Distributions	Other	Total
	Outstanding		Outstanding		Paid-In-	in Excess of	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Equity
Balance at January 1, 2010	-	$-	13,472,281	$1	$137,033	$(47,087)	$367	$90,314

Distributions - common stock, $0.08 per share	-	-	-	-	-	(2,155)	-	(2,155)

Stock-based compensation	-	-	-	-	141	-	-	141

Equity contribution from noncontrolling interest	-	-	-	-	-	-	-	-

Comprehensive income:

Net income (loss)	-	-	-	-	-	519	-	519

Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	55	55

Total comprehensive income	-	-	-	-	-	-	-	574
Balance at March 31, 2010	-	$-	13,472,281	$1	$137,174	$(48,723)	$422	$88,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$519	$1,935
Income from discontinued operation	(1)	(29)
Income from continuing operations	518	1,906
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	141	32
Changes in insurance reserves	53	(128)
Depreciation and amortization	366	348
Amortization of deferred financing costs	51	51
Amortization of deferred charges	26	25
Amortization of intangible assets	232	205
Changes in operating assets and liabilities:
Accounts receivable	1,613	(623)
Other assets	(2,010)	(1,371)
Accounts payable and other liabilities	(399)	(247)
Net cash provided by operating activities	591	198
Investing activities:
Purchases of property and equipment	(251)	(173)
Purchase of investments	(13)	(14)
Proceeds from sale of investments	25	829
Restricted cash	10	44
Net cash (used in) provided by investing activities	(229)	686
Financing activities:
Dividends paid	(2,155)	(1,078)
Earnings and profits distribution	(90)	-
Net cash used in financing activities	(2,245)	(1,078)
Cash flow provided by discontinued operations:
Operating activities	-	121
Net decrease in cash and cash equivalents	(1,883)	(73)
Cash and cash equivalents at the beginning of period	12,906	12,082
Cash and cash equivalents at the end of period	$11,023	$12,009
Supplemental cash flow information:
Interest paid	$407	$421
Cash paid for taxes	$46	$115

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut. In addition, the Company, through its taxable REIT subsidiaries, provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York.

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

At March 31, 2010, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

Under the terms of the Agreements, each share of common stock of each Bus Company’s issued and outstanding shares immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of the Company’s common stock:

●	Each share of Green common stock was converted into the right to receive 1,117.429975 shares of the Company’s common stock.

●	Each share of Triboro common stock was converted into the right to receive 2,997.964137 shares of the Company’s common stock.

●	Each share of Jamaica common stock was converted into the right to receive 195.001987 shares of the Company’s common stock.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION (Continued):

The Bus Companies, including their subsidiaries, owned a total of seven rentable parcels of real property at March 31, 2010 and December 31, 2009, four of which are leased to the City of New York (the “City”), two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business, is available for lease. There is an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business which was subsequently discontinued and was acquired as part of the merger.

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
MARCH 31, 2010
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION (Continued):

Each stockholder elected to receive a combination of cash and stock, or exclusively cash or stock. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.7 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.2 million is included in other liabilities in the condensed consolidated balance sheet at March 31, 2010. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

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
MARCH 31, 2010
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

Pursuant to the Asset Purchase Agreement, Shelter Electric purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million, consisting primarily of the satisfaction and payment of certain liabilities of Morales. The $1.0 million purchase price was allocated to identifiable intangible assets with approximately $0.3 million allocated to the contracts assumed, $0.4 million allocated to the non-compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric will also provide a line of credit of up to approximately $0.6 million to Morales, through a Credit and Security Agreement to finance the completion of two contracts currently in progress at Morales. In addition, the former Vice President of Morales has been employed by Shelter to manage and expand the electrical construction operations. The employment is subject to usual and customary conditions and restrictive covenants.

On March 29, 2010, Shelter Electric invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Busiess Enterprise ("MWBE").  The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading.

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and partnerships or other joint ventures which the Company controls. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment and intangible assets, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Upon the acquisition of real estate properties, the fair values of the real estate purchased are allocated to the acquired tangible assets (consisting of land, buildings and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805. The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

Depreciation and Amortization:

The Company uses the straight-line method for depreciation and amortization. Properties and property improvements are depreciated over their estimated useful lives, which range from 10 to 25 years. Furniture and fixtures, equipment, and transportation equipment are depreciated over estimated useful lives that range from 5 to 10 years. Tenant improvements are amortized over the shorter of the remaining non-cancellable term of the related leases or their useful lives.

Deferred Charges:

Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the related tenant leases) and financing fees (which are amortized over the terms of the respective agreements).

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment for the three months ended March 31, 2010.

Reportable Segments:

The Company primarily operates in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting, and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

●	Real Estate Operations rent Company owned real estate located in New York and Connecticut.

●
Outside Maintenance, Shelter Cleaning Operations and Electrical Contracting provide outside maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California and electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York.

●
Insurance Operations assumes reinsurance of worker's compensation, vehicle liability and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC No. 840-20-25 which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the three months ended March 31, 2010, five tenants constituted approximately 66%, 16%, 12%, 5%, and 1% of rental revenue and for the three months ended March 31, 2009, four tenants constituted approximately 68%, 17%, 13%, and 2% of rental revenue.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $5,679,000 and $5,324,000 at March 31, 2010 and December 31, 2009, respectively (see Note 4).

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

Revenue Recognition—Insurance Operations:

Premiums are recognized as revenue on a pro-rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.  No premiums were earned for the three months ended March 31, 2010 and 2009.

Earnings Per Share Information:

In accordance with ASC No. 260-10-45, the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. The stock option awards were excluded from the computation of diluted earnings per share because the awards would have been antidilutive for the periods presented.

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with ASC No. 205-20-05 for the three months ended March 31, 2010 and 2009.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses.  At March 31, 2010 and December 31, 2009 the Company had restricted cash in the amount of $1,055,731 and $1,065,576, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Income Taxes:

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. Accordingly, the Company is generally not subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements as defined under Section 856 through 860 of the Code.

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

ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2010 and December 31, 2009, the Company does not have a liability for unrecognized tax positions.

Comprehensive Income:

The Company follows the provisions of ASC No. 220-10-45, which sets forth rules for the reporting and display of comprehensive income and its components. ASC No. 220-10-45 requires unrealized gains or losses on the Company's available-for-sale securities to be included in accumulated other comprehensive income, net of taxes and as a component of stockholders’ equity.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Insurance Liabilities:

The liability for losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on management's best estimates, while the liability for adverse claims development is based on independent actuarial reports. Such liabilities are necessarily based on estimates and, while management believes that the amounts are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded and it is reasonably possible that the expectations associated with these amounts could change in the near-term (that is within one year) and that the effect of such changes could be material to the condensed consolidated financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reported in current earnings.

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

The Company accounts for derivative financial instruments in accordance with ASC No. 815-10-10 which requires an entity to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract with any change in fair value recorded as a component of interest expense.

Investment in Equity Affiliates:

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties and any other-than-temporary impairment on these investments on a single line item in the Condensed Consolidated Statements of Operations as income or losses from equity affiliates.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 8. The Company accounts for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed against earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recently Issued Accounting Pronouncements:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements,” which provides updated guidance on subsequent events and removes the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. This guidance became effective upon issuance and its adoption did not have an effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance did not have an effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance became effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU No. 2010-01 did not have an effect on the Company’s Consolidated Financial Statements.

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

The following is a summary of available-for-sale securities at March 31, 2010 and December 31, 2009 (in thousands):

	Available-for-Sale Securities
March 31, 2010	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$329	$329
Money market fund	884	884	-	884
U.S. Treasury/U.S. Government debt securities	1,954	1,961	68	2,029
Total available-for-sale securities	$2,838	$2,845	$397	$3,242

	Available-for-Sale Securities
December 31, 2009	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$267	$267
Money market fund	897	897	-	897
U.S. Treasury/U.S. Government debt securities	1,953	1,960	75	2,035
Total available-for-sale securities	$2,850	$2,857	$342	$3,199

Accumulated other comprehensive income for the three months ended March 31, 2010 and year ended December 31, 2009 includes net unrealized holding gains of approximately $55,000 and $75,000, respectively. No amounts were reclassified from other comprehensive income to income for the three months ended March 31, 2010 or for the year ended December 31, 2009.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

4.    OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Prepaid expenses	$1,246	$273
Prepaid and refundable income taxes	112	90
Rental income in excess of amount billed	5,679	5,324
Costs in excess of billings	1,544	1,116
Investment in equity affiliates	1	-
Notes receivable	694	594
Other assets	471	341
	$9,747	$7,738

5.    UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses in connection with certain previous insurance claims at March 31, 2010 and December 31, 2009 is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009

Reported claims	$2,069	$1,973
Provision for incurred but not reported claims	220	263
	$2,289	$2,236

Management is responsible for estimating the provisions for outstanding losses. An actuarial study was independently completed and estimated that at December 31, 2009, the total outstanding losses at an expected level, are between approximately $1,135,000 and $1,407,000. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.

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

6.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Accrued dividends	$1,078	$1,078
Accrued earnings and profits distribution	163	253
Accrued professional fees	267	245
Accrued wages	167	201
Accrued vacation	131	131
Accrued environmental costs	967	1,082
Accrued litigation settlement costs	-	445
Deposit liability	61	42
Deferred tax liability	23	23
Prepaid rent	378	378
Contract billings in excess of costs	1,252	927
Liabilities associated with former bus operations	853	853
Other	453	504
	$5,793	$6,162

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

7.    SECURED REVOLVING CREDIT FACILITY:

ING Financing Agreement:

On July 2, 2007, the Company entered into a loan agreement, dated as of June 30, 2007 (the “Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the additional draw floats at a spread over one month LIBOR, 1.65% at March 31, 2010. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the facility. The principal is payable on the maturity date July 1, 2010. The Company is currently exploring the market to replace the existing loan agreement. At March 31, 2010 and December 31, 2009, the amount outstanding under the Loan Agreement was approximately $43.2 million.

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

For the three months ended March 31, 2010 and the year ended December 31, 2009, the fair value of the interest rate cap associated with the debt was insignificant.

The credit facility is used to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

In addition to customary non-financial covenants, the Company is obligated to comply with certain financial covenants. As of March 31, 2010, the Company is in compliance with its non-financial and financial covenants.

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
MARCH 31, 2010
(Unaudited)

8.    STOCKHOLDERS’ EQUITY (Continued):

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Dividend Distributions

The following table presents dividends declared by the Company on its common stock from January 1, 2010 through March 31, 2010:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 4, 2010	December 31, 2009	January 15, 2010	January 22, 2010	$ 0.08
March 22, 2010	March 31, 2010	March 31, 2010	April 15, 2010	$ 0.08

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period.  All options expire ten years from the date of grant. At March 31, 2010, 255,000 options were outstanding under the Plan, of which 183,333 were exercisable.   Excluding the issuance of restricted stock discussed below, the Company had 745,000 shares available for future issuance at March 31, 2010.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

8.    STOCKHOLDERS’ EQUITY (Continued):

The following table presents the activity of options outstanding under the Plan for the three months ended March 31, 2010:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	255,000	$11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at March 31, 2010 (2)	255,000	$11.14	$1.90
Options vested and exercisable at March 31, 2010	183,333	$11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 7.9 years.
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

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2010 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of March 31, 2010.

As of March 31, 2010, there was approximately $105,000 of unamortized stock compensation related to nonvested stock option grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over the next 12 months.  For the three months ended March 31, 2010 and 2009, stock compensation expense relating to these stock option grants was approximately $32,000 and $32,000, respectively.

On January 1, 2010, the Company granted $300,000 in restricted stock, which vests over a four year period, to certain executives of the Company. The Board of Directors is currently in the process of determining the amount of restricted shares to be issued. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested.  In accordance with ASC No. 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three months ended March 31, 2010 stock compensation expense relating to restricted stock was approximately $109,000.  As of March 31, 2010, there was approximately $191,000 of unamortized stock compensation related to restricted stock.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

8.    STOCKHOLDERS’ EQUITY (Continued):

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

As of March 31, 2010, cash of approximately $19.8 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $163,000 is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2010.  The cash payment was funded with borrowings under the credit facility (see Note 7).

9.    EARNINGS PER SHARE:

In accordance with ASC No. 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common stock equivalents for any of the periods presented in the Company's consolidated statements of income.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$519	$1,935
Denominator:
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281
Basic and Diluted Per Share Information:
Net income per share - basic and diluted	$0.04	$0.14

10.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is a Managing partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF as of and for the three months ended March 31, 2010 and 2009 were approximately $39,000 and $258,000, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

10.    RELATED PARTY TRANSACTIONS (Continued):

               Paul A. Cooper is an officer and director of the Company and is the son of Jerome Cooper (Chairman of the Board).  In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. This space is currently occupied by the Company. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. In January 2010, the Company executed an extension option under the lease agreement for an additional five years until August 31, 2015. In February 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000.

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

11.    COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 303,480 shares of the Company’s common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company’s common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The claimants were seeking sums substantially in excess of the Company’s good faith offer. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the “Bus Companies”) was issued by the New York State Supreme Court, Nassau County and on November 7, 2009 a judgment was entered related to the decision.  In the Court’s decision, the Court determined that the equivalent of the fair value of the respondents’ shares in the Bus Companies immediately prior to the consummation of the Reorganization was equal to $11.69 per share of GTJ REIT common stock.  This decision resulted in additional payments due respondents in the aggregate amount of approximately $1.5 million which was paid on November 19, 2009. In addition, the Court awarded respondents 50% of their reasonable professional fees and costs, which amounted to approximately $0.5 million and was paid on January 6, 2010. Respondents were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The interest amounted to approximately $0.3 million and was paid on November 19, 2009. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and are not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

11.    COMMITMENTS AND CONTINGENCIES (Continued):

The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

Environmental Matters

The Company’s real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby the Company has committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company’s initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate.

As of March 31, 2010 and December 31, 2009 included in other liabilities in the accompanying consolidated balance (Note 6), is the estimated liability for remediation costs of approximately $1.0 million and $1.1 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. These properties ares in a commercial zone and are still used as transit depots, including maintenance of vehicles.

Paratransit Operations

In February 2008, the Company was notified by the New York City Transit Authority (the “Authority”) that a Request for Proposal to renew the Company’s existing paratransit service contract after September 30, 2008 would not be considered by the Authority. As a result of this action by the Authority, the Company exited the Paratransit Operations business on September 30, 2008 and accordingly, the results have been presented as discontinued operations on the Company’s consolidated financial statements for all periods presented.

12.    INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures

The Company has entered into joint ventures formed for the purpose of providing construction services. These joint ventures are recorded under either the equity or cost method of accounting as deemed appropriate. The Company records its share of the net income and losses from the underlying investments.

In March 2010, the Company invested  approximately  four  hundred dollars  in exchange for  a  40%  interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$11,023	$11,023	$12,906	$12,906
Available-for-sale securities	$3,242	$3,242	$3,199	$3,199
Restricted cash	$1,056	$1,056	$1,066	$1,066
Accounts receivable, net	$4,330	$4,330	$5,944	$5,944
Derivative financial instrument	$-	$-	$-	$-
Financial liabilities:
Secured revolving credit facility	$43,215	$43,215	$43,215	$43,215

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

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

●	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

●
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

●
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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

13.    FAIR VALUE (Continued):

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2010.

Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$3,242	$3,242	$3,242	$-	$-
Derivative financial instrument (1)	$-	$-	$-	$-	$-

(1)	These are valued using Level 2 inputs. At March 31, 2010 the fair value was insignificant.

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

Derivative financial instrument:  Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. The value of this instrument is included in other assets and other liabilities on the condensed consolidated balance sheet, and was insignificant at March 31, 2010. In accordance with ASC No. 820-10-35, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instrument to reflect counterparty nonperformance risk.

14.    SEGMENTS:

Segment Information

In accordance with ASC No. 280-10, the Company has established that its reportable segments are Real Estate, Outside Maintenance, and Insurance. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Paratransit business, the operating results of Paratransit business are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

The Company primarily operates in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting, and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

14.    SEGMENTS (Continued):

The summarized segment information (excluding discontinued operations), as of and for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

Three Months Ended March 31, 2010
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,337	$4,097	$-	$(102)	$7,332
Operating expenses	1,196	5,186	31	-	6,413
Operating income (loss)	2,141	(1,089)	(31)	(102)	919
Other income (expense)	(530)	74	(43)	102	(397)
Income (loss) from continuing operations before income taxes	1,611	(1,015)	(74)	-	522
Provision for income taxes	4	-	-	-	4
Income (loss) from continuing operations	$1,607	$(1,015)	$(74)	$-	$518
Capital expenditures	$176	$75	$-	$-	$251
Depreciation and amortization	$322	$97	$-	$-	$419
Total assets (1)	$197,049	$12,801	$1,983	$(71,146)	$140,687
Three Months Ended March 31, 2009
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,244	$7,219	$-	$(102)	$10,361
Operating expenses	1,244	6,747	44	-	8,035
Operating income (loss)	2,000	472	(44)	(102)	2,326
Other income (expense)	(521)	(1)	6	102	(414)
Income (loss) from continuing operations before income taxes	1,479	471	(38)	-	1,912
Provision for income taxes	-	6	-	-	6
Income (loss) from continuing operations	$1,479	$465	$(38)	$-	$1,906
Capital expenditures	$-	$173	$-	$-	$173
Depreciation and amortization	$315	$59	$-	$-	$374
Total assets (2)	$171,003	$12,929	$2,945	$(44,485)	$142,392

(1)  Does not include assets of the discontinued Paratransit operation totaling $164
(2)  Does not include assets of the discontinued Paratransit operation totaling $637

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Forward-Looking Statements” and in our Report on Form 10-K for the fiscal year ended December 31, 2009 under “Risk Factors.” You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

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

Accounting Pronouncements

See Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for a detailed discussion regarding recently issued accounting pronouncements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates.  Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Estimates and Critical Accounting Policies" for a discussion of our critical accounting policies. During the three months ended March 31, 2010, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to our history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

●	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

●
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

●
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

Income Taxes:

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  Accordingly, we will generally not be subject to federal income taxation on that portion of our income that qualifies as REIT taxable income, to the extent that we distributes at least 90% of its taxable income to our stockholders and comply with certain other requirements as defined under Section 856 through 860 of the Code.

We also participate in certain activities conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such we are subject to federal, state and local taxes on the income from these activities. We account for income taxes under the asset and liability method, as required by the provisions of ASC No. 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Investment in Equity Affiliates:

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties and any other-than-temporary impairment on these investments on a single line item in the Condensed Consolidated Statements of Operations as income or losses from equity affiliates.

Stock-Based Compensation:

We have a stock-based compensation plan, which is described in Note 8. We account for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,337	$3,244	$93	3%
Outdoor maintenance and cleaning operations	3,995	7,117	(3,122)	(44%)
Total revenues	7,332	10,361	(3,029)	(29%)
Operating expenses:
General and administrative expenses	2,423	2,885	(462)	(16%)
Equipment maintenance and garage expenses	436	509	(73)	(14%)
Transportation expenses	323	460	(137)	(30%)
Contract maintenance and station expenses	1,650	2,442	(792)	(32%)
Insurance and safety expenses	527	644	(117)	(18%)
Operating and highway taxes	394	467	(73)	(16%)
Other operating expenses	241	254	(13)	(5%)
Depreciation and amortization expense	419	374	45	12%
Total operating expenses	6,413	8,035	(1,622)	(20%)
Operating income	919	2,326	(1,407)	(60%)
Other income (expense):
Interest income	104	70	34	49%
Interest expense	(458)	(472)	14	(3%)
Change in insurance reserves	(45)	-	(45)	nm
Other	2	(12)	14	(117%)
Total other income (expense):	(397)	(414)	17	(4%)
Income from continuing operations before income taxes	522	1,912	(1,390)	(73%)
Provision for income taxes	4	6	2	(33%)
Income from continuing operations, net of taxes	518	1,906	(1,388)	(73%)
Discontinued Operation:
Income from discontinued operation, net of taxes	1	29	(28)	(97%)
Net income	$519	$1,935	$(1,416)	(73%)

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $0.1, or 3%, to $3.3 million for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009. This increase was primarily due to an increase in tenant reimbursements along with a new lease which was entered into in 2009.

Outside Maintenance, Shelter Cleaning Operations and Electrical Contracting Revenues

Outside Maintenance, Shelter Cleaning Operations and Electrical Contracting revenue decreased $3.1 million, or 44%, to $4.0 million for the three months ended March 31, 2010 from $7.1 million for the three months ended March 31, 2009. This decrease is primarily attributable to the decrease in revenue from the termination of the CEMUSA, Inc. contract on December 31, 2009 and a decrease in revenue from our traffic control services due to the current economic environment partially offset by an increase in electrical contracting revenue as a result of the June 2009 acquisition of Morales.

Operating Expenses

Operating expenses decreased $1.6 million, or 20%, to $6.4 million for the three months ended March 31, 2010 from $8.0 million for the three months ended March 31, 2009. This decrease is primarily due to a decrease in the costs associated with the CEMUSA contract which was terminated on December 31, 2009 and decreases in professional fees partially offset by increases in stock compensation expense and intangible amortization related to contracts acquired as part of the June 2009 acquisition of Morales.

Other Income (Expense)

Other inccome (expense) decreased $17,000 or 4%, to $397,000 for the three months ended March 31, 2010 from $414,000 for the three months ended March 31, 2009. This decrease was primarily due to a 3% decrease in the average cost of our borrowing from 3.82% for the three months ended March 31, 2009 to 3.70% for the three months ended March 31, 2010 due to a reduction in average LIBOR on our floating rate debt.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of March 31, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the three months ended March 31, 2010 and 2009. The REIT is subject to certain state and local income taxes and we have provided a $4,000 income tax expense on our REIT taxable income for the three months ended March 31, 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended March 31, 2010, we did not record a provision for income from these taxable REIT subsidiaries. The provision for the three months ended March 31, 2009 was $6,000 on income from these taxable REIT subsidiaries.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008 and reflects no operations for the three months ended March 31, 2010 and 2009.

Liquidity and Capital Resources

   At March 31, 2010, the Company had unrestricted cash and cash equivalents of approximately $11.0 million compared to $12.9 million at December 31, 2009. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company also has used its secured revolving credit facility for these purposes. The Company believes that its net cash provided by operations, coupled with availability under the revolving credit, will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings

On July 2, 2007, GTJ REIT entered into a loan agreement, dated as of June 30, 2007 (the “Loan Agreement”), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, “Lenders”). Pursuant to the terms of the Loan Agreement, the Lenders will provide multiple loan facilities in the amounts and on the terms and conditions set forth in such Loan Agreement. The aggregate of all loan facilities under the Loan Agreement shall not exceed $72.5 million. On July 2, 2007, we made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to us. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans is paid monthly. The interest rate on both the initial draw-down and mortgage loan is fixed at 6.59% per annum and the interest rate on the subsequent draw down floats at a spread over one month LIBOR, 1.65% at March 31, 2010. In addition, there is a one-tenth of one percent non-use fee on the unused portion of the facility. The principal is payable on the maturity date, July 1, 2010. We are currently exploring the market to replace the existing loan agreement. At March 31, 2010 and December 31, 2009, total outstanding under the Loan Agreement was approximately $43.2 million.

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

For the three months ended March 31, 2010, the fair value of the interest rate cap associated with the debt was insignificant.

In addition to customary non-financial covenants, we are obligated to comply with certain financial covenants. As of March 31, 2010, we are in compliance with our non-financial and financial covenants.

Earnings and Profit Distribution

As of March 31, 2010, cash of approximately $19.8 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $163,000 is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2010. Cash payments were funded from borrowings under our credit facility.

Net Cash Flows

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Operating Activities

Net cash provided by operating activities was approximately $0.6 million for the three months ended March 31, 2010 and approximately $0.2 million for the three months ended March 31, 2009. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $0.5 million (ii) a decrease in accounts payable and accrued expenses of $0.4million (iii) a decrease in accounts receivable of $1.6 million, (iv) depreciation and amortization expense of $0.4 million (v) an increase in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.1 million and (vii) an increase in other assets of $2.0 million. For the 2009 period, cash provided by operating activities was primarily related to (i) income from continuing operations of $1.9 million (ii) a decrease in accounts payable and accrued expenses of $0.2 million (iii) an increase in accounts receivable of $0.6 million (iv) depreciation and amortization expense of $0.3 million (v) a decrease in insurance reserves of $0.1 million and (vi) an increase in other assets of $1.4 million.

Investing Activities

Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2010 versus net cash provided by investing activities of approximately $0.7 million for the three months ended March 31, 2009. For the 2010 period, cash used in investing activities primarily related to purchases of property, equipment and investment of approximately $0.3 million and proceeds from the sale of investments of approximately $0.1 million. For the 2009 period, cash provided by investing activities primarily related to proceeds from the sale of investments of approximately $0.8 million and purchases of property, equipment and investments of $0.2 million.

Financing Activities

Cash used in financing activities was approximately $2.2 million for the three months ended March 31, 2010 and was related to the payment of the Company’s quarterly and supplemental dividends. Net cash used in financing activities for the three months ended March 31, 2009 was approximately $1.1 million and was related to the payment of dividends.

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

●
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

●	should not be considered an alternative to net income as an indication of our performance.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three months ended March 31, 2010 and 2009 (in thousands except for share and per share data):

	Three Months Ended
	March 31,
	2010	2009
Net income	$519	$1,935
Plus: Real property depreciation	296	289
Amortization of intangible assets	205	205
Amortization of deferred leasing commissions	26	25
Funds from operations (FFO)	$1,046	$2,454
Loss (income) from Taxable-REIT Subsidiaries	1,089	(456)
Amortization of intangible assets of Taxable-REIT Subsidiaries	(27)	-
Adjusted funds from operations (AFFO)	$2,108	$1,998

FFO per common share - basic and diluted	$0.08	$0.18
AFFO per common share - basic and diluted	$0.16	$0.15
Weighted average common shares outstanding - basic and diluted	13,472,281	13,472,281

Acquisitions

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

On March 29, 2010, we invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise ("MWBE").  The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The Company's initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately  $2.6-million which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of March 31, 2010 and December 31, 2009, we have recorded a liability for remediation costs of approximately $1.0 million and $1.1 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of March 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing us is interest rate risk on our variable-rate mortgage loan payable and secured revolving credit facility. We will, when advantageous, hedge our interest rate risk using derivative financial instruments. We are not subject to foreign currency risk.

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

Based on our variable rate liabilities as of March 31, 2010 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in our borrowing rate index would decrease our net income and cash flows by approximately $0.3 million. Based on our variable rate liabilities as of March 31, 2010 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in our borrowing rate index would increase our net income and cash flows by approximately $0.1 million.

At December 31, 2009, a 1.0% increase in our borrowing rate index would have decreased our net income and cash flows by approximately $0.3 million. At December 31, 2009, a 1.0% decrease in our borrowing rate index would have increased our net income and cash flows by approximately $0.1 million.

As of March 31, 2010 and December 31, 2009, we have one interest rate cap outstanding with a notional value of $54.0 million. The market value of this interest rate cap is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2010 and December 31, 2009, given a 100 basis point increase or decrease in forward interest rates, the change in value of this interest rate cap would be insignificant.

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

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. During our review we determined that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Part II – Other Information

Item I.      Legal Proceedings

 See Note 11, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for information regarding legal proceedings.

Item 1A.  Risk Factors

 During the three months ended March 31, 2010, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.    Reserved

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

GTJ REIT, INC.

D Dated: May 17, 2010	By: /s/ Jerome Cooper
Jerome Cooper President and Chief Executive Officer and Chairman of the Board of Directors

D D Dated: May 17, 2010	___ /s/ David J. Oplanich
David J. Oplanich Chief Financial Officer