Form 10-Q
period 2010-06-30
GTJ REIT, Inc.
filed 2010-08-16
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  o No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,529,131 shares of common stock as of August 9, 2010.

GTJ REIT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,532	24,362
	113,116	112,946
Less: accumulated depreciation and amortization	(8,676)	(8,136)
Net real estate held for investment	104,440	104,810
Cash and cash equivalents	10,005	12,906
Available for sale securities	2,970	3,199
Restricted cash	999	1,066
Accounts receivable, net	4,609	5,944
Other assets	10,876	7,738
Deferred charges, net	1,701	1,855
Assets of discontinued operation	12	162
Intangible assets, net	2,273	2,736
Machinery and equipment, net	2,434	2,310
Total assets	$140,319	$142,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured revolving credit facility	$43,215	$43,215
Accounts payable and accrued expenses	457	799
Unpaid losses and loss adjustment expenses	2,115	2,236
Other liabilities, net	5,589	6,162
Total liabilities	51,376	52,412
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,529,131 and 13,472,281 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	137,338	137,033
Cumulative distributions in excess of net income	(48,780)	(47,087)
Accumulated other comprehensive income	384	367
Total stockholders’ equity	88,943	90,314
Total liabilities and stockholder’s equity	$140,319	$142,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2010	2009	2010	2009
Revenues:
Property rentals	$3,318	$3,293	$6,655	$6,537
Outdoor maintenance and cleaning operations	4,785	7,766	9,001	14,884
Total revenues	8,103	11,059	15,656	21,421
Operating expenses:
General and administrative expenses	2,404	2,720	4,827	5,605
Equipment maintenance and garage expenses	393	557	829	1,066
Transportation expenses	372	499	695	960
Contract maintenance and station expenses	2,217	3,011	4,089	5,454
Insurance and safety expenses	239	567	766	1,211
Operating and highway taxes	359	379	753	846
Other operating expenses	253	249	494	503
Depreciation and amortization expense	431	369	850	742
Total operating expenses	6,668	8,351	13,303	16,387
Operating income	1,435	2,708	2,353	5,034
Other income (expense):
Interest income	74	55	179	125
Interest expense	(464)	(474)	(921)	(945)
Change in insurance reserves	14	(186)	(31)	(186)
Other	4	(16)	6	(28)
Total other income (expense):	(372)	(621)	(767)	(1,034)
Income from continuing operations before income taxes	1,063	2,087	1,586	4,000
Provision for income taxes	20	14	25	20
Income from continuing operations, net of income taxes	1,043	2,073	1,561	3,980
Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	(17)	5	(15)	34
Net income	$1,026	$2,078	$1,546	$4,014
Income per common share - basic and diluted:
Income from continuing operations	$0.08	$0.16	$0.12	$0.30
(Loss) income from discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00
Net income	$0.08	$0.16	$0.12	$0.30
Weighted-average common shares outstanding - basic and diluted	13,481,027	13,472,281	13,476,678	13,472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010
(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2010	-	$-	13,472,281	$1	$137,033	$(47,087)	$367	$90,314

Distributions - common stock, $0.24 per share	-	-	-	-	-	(3,239)	-	(3,239)

Stock-based compensation	-	-	-	-	305	-	-	305

Deferred compensation	-	-	56,850	-	-	-	-	-

Comprehensive income:

Net income	-	-	-	-	-	1,546	-	1,546

Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	17	17

Total comprehensive income	-	-	-	-	-	-	-	1,563

Balance at June 30, 2010	-	$-	13,529,131	$1	$137,338	$(48,780)	$384	$88,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited, amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,546	$4,014
Loss (income) from discontinued operation	15	(34)
Income from continuing operations	1,561	3,980
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Stock-based compensation	305	63
Changes in insurance reserves	(121)	(336)
Provision for uncollectible receivables	-	39
Depreciation and amortization	744	686
Amortization of deferred financing costs	101	101
Amortization of deferred charges	51	51
Amortization of intangible assets	463	409
Changes in operating assets and liabilities:
Accounts receivable	1,335	(1,581)
Other assets	(3,138)	(1,330)
Accounts payable and other liabilities	(826)	(173)
Net cash provided by operating activities	475	1,909
Investing activities:
Assets acquired less liabilities assumed	-	(417)
Purchases of property and equipment	(497)	(410)
Purchase of investments	(40)	(40)
Proceeds from sale of investments	286	854
Restricted cash	66	552
Net cash (used in) provided by investing activities	(185)	539
Financing activities:
Dividends paid	(3,238)	(2,155)
Earnings and profits distribution	(89)	-
Net cash used in financing activities	(3,327)	(2,155)
Cash flow provided by discontinued operations:
Operating activities	136	386
Net (decrease) increase in cash and cash equivalents	(2,901)	679
Cash and cash equivalents at the beginning of period	12,906	12,082
Cash and cash equivalents at the end of period	$10,005	$12,761
Supplemental cash flow information:
Interest paid	$820	$844
Cash paid for taxes	$53	$129
Assumption of liabilities from assets acquired	$-	$505

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

At June 30, 2010, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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
JUNE 30, 2010
(Unaudited)

1.           ORGANIZATION AND BASIS OF PREPARATION (Continued):

The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (all on a triple net basis), four of which are leased to the City of New York, one of which is leased to a commercial tenant, and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business, and is available for lease. There was an additional property of negligible size which was not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and a paratransit business, which was subsequently discontinued and was acquired as part of the merger.

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

As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies’ historical undistributed earnings and profits, calculated to be an estimated $62.1 million (see Note 9). The Company agreed to distribute up to $20.0 million in cash, and 3,775,400 shares of the Company’s common stock, valued at $11.14 per share solely for purposes of the distribution, calculated as follows:

Total value of the Bus Companies	$173,431,797
Assumed Earnings and Profits – Cash distribution	20,000,000
Total value after cash distribution	153,431,797
Assumed Earnings and Profits – Stock distribution	42,000,000
Total value after stock distribution	$111,431,797
Reorganization shares	10,000,000
Share Value Post Earnings and Profits	$11.14

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
JUNE 30, 2010
(Unaudited)

1.           ORGANIZATION AND BASIS OF PREPARATION (Continued):

Each stockholder elected to receive cash or stock, or a combination of both. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution will total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.8 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.2 million is included in other liabilities in the condensed consolidated balance sheet at June 30, 2010. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

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
JUNE 30, 2010
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

On March 29, 2010, Shelter Electric invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise (“MWBE”). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

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

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and partnerships or other joint ventures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
JUNE 30, 2010
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Real Estate Investments:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Upon the acquisition of real estate properties, the fair values of the real estate purchased are allocated to the acquired tangible assets (consisting of land, buildings, and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805. The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

Deferred Charges:

Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the related tenant leases) and financing costs (which are amortized over the terms of the respective debt agreements).

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Asset Impairment:

The Company applies the guidance in ASC No. 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company made its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment had dropped below the carrying amount, management considered several factors when determining whether an other-than-temporary decline in market value had occurred, including the length of the time and the extent to which the fair value had been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment at June 30, 2010.

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

●
Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting provide outside maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, and electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York.

●
Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC No. 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the six months ended June 30, 2010, five tenants constituted approximately 66%, 16%, 12%, 5%, and 1% of rental revenue and for the three and six months ended June 30, 2009, four tenants constituted approximately 67%, 17%, 13%, and 3% of rental revenue.

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $6.0 million and $5.3 million at June 30, 2010 and December 31, 2009, respectively (see Note 4).

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period that the related expenses are incurred.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service.

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined.

Revenue Recognition—Insurance Operations:

Premiums are recognized as revenue on a pro-rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.  No premiums were earned for the three and six months ended June 30, 2010 and 2009.

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

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with ASC No. 205-20-05 for the three and six months ended June 30, 2010 and 2009.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses.  At June 30, 2010 and December 31, 2009, the Company had restricted cash in the amount of $1.0 million and $1.1 million, respectively.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Fair Value Measurement:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Income Taxes:

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. Accordingly, the Company is generally not subject to federal income taxation on the portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements as defined under Section 856 through 860 of the Code.

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

ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2010 and December 31, 2009, the Company does not have a liability for unrecognized tax positions.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Comprehensive Income:

The Company follows the provisions of ASC No. 220-10-45, which sets forth rules for the reporting and display of comprehensive income and its components. ASC No. 220-10-45 requires unrealized gains or losses on the Company’s available for-sale securities to be included in accumulated other comprehensive income, net of taxes and as a component of stockholders’ equity.

Environmental Matters:

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 6 and 12).

Insurance Liabilities:

The liability for losses and loss-adjustment expenses includes an amount for claims reported and a provision for adverse claims development. The liability for claims reported is based on management’s best estimates, while the liability for adverse claims development is based on independent actuarial reports. While management believes that the estimated liabilities are adequate, the ultimate liabilities may be in excess of or less than the amounts recorded. It is reasonably possible that the expectations associated with these amounts could change in the near-term (within one year). The effect of such changes could be material to the condensed consolidated financial statements. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reported in current earnings.

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

The Company accounts for derivative financial instruments in accordance with ASC No. 815-10-10 which requires an entity to measure derivative instruments at fair value and to record them in the condensed consolidated balance sheets as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract with any change in fair value recorded as a component of interest expense.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Equity Affiliates:

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments on a single line item in the Condensed Consolidated Statements of Income as income or losses from equity affiliates.

Variable Interest Entities:

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50, which requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns and has a controlling interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has the power to direct the activities that most significantly affect the VIE’s economic performance and it has the obligation to absorb losses, or right to receive benefits, that could be significant to the VIE.

The Company evaluates its investments in equity affiliates to determine whether they are VIEs. The Company evaluates (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

As of June 30, 2010, the Company has identified one investment which was made to a VIE entity with an aggregate carrying amount of $0.6 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements.  The Company accounts for this investment under the equity method.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 9. The Company accounts for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed against earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Recently Issued Accounting Pronouncements:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements,” which provides updated guidance on subsequent events and removes the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. This guidance became effective upon issuance and its adoption did not have an effect on the Company’s condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force,” which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance became effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU No. 2010-01 did not have an effect on the Company’s condensed consolidated financial statements.

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

The following is a summary of available-for-sale securities at June 30, 2010 and December 31, 2009 (in thousands):

	Available-for-Sale Securities
June 30, 2010	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$287	$287
Money market fund	655	655	-	655
U.S. Treasury/U.S. Government debt securities	1,950	1,956	72	2,028
Total available-for-sale securities	$2,605	$2,611	$359	$2,970

	Available-for-Sale Securities
December 31, 2009	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$267	$267
Money market fund	897	897	-	897
U.S. Treasury/U.S. Government debt securities	1,953	1,960	75	2,035
Total available-for-sale securities	$2,850	$2,857	$342	$3,199

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

3.           AVAILABLE FOR SALE SECURITIES (Continued):

Accumulated other comprehensive income for the six months ended June 30, 2010 and year ended December 31, 2009 includes net unrealized holding gains of approximately $17,000 and $75,000, respectively. No amounts were reclassified from other comprehensive income to income for the three and six months ended June 30, 2010, or for the year ended December 31, 2009.

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of June 30, 2010:

	Amortized Cost	Estimated Fair Value
Due in:
2010	$350	$351
2011 – 2015	1,167	1,220
2016 – 2020	340	355
2021 and later	99	102
Total	$1,956	$2,028

4.           OTHER ASSETS:

Other assets consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Prepaid expenses	$876	$273
Prepaid and refundable income taxes	99	90
Rental income in excess of amount billed	6,035	5,324
Costs in excess of billings	1,237	1,116
Investment in equity affiliates	1	-
Notes receivable	1,153	594
Other assets	1,475	341
	$10,876	$7,738

5.           UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses in connection with certain previous insurance claims at June 30, 2010 and December 31, 2009 is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009

Reported claims	$$1,967	$1,973
Provision for incurred but not reported claims	148	263
	$2,115	$2,236

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

In the opinion of management, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies written. However, consistent with most companies with similar operations, the Company’s estimated liability for claims is ultimately based on management's expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

6.           OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Accrued dividends	$1,082	$1,078
Accrued earnings and profits distribution	163	253
Accrued professional fees	291	245
Accrued wages	181	201
Accrued vacation	131	131
Accrued environmental costs	909	1,082
Accrued litigation settlement costs	-	445
Deposit liability	-	42
Deferred tax liability	23	23
Prepaid rent	378	378
Contract billings in excess of costs	944	927
Liabilities associated with former bus operations	853	853
Other	634	504
	$5,589	$6,162

7.           COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

	June 30, 2010	December 31, 2009
Costs on contracts in progress	$899	$924
Estimated earnings	338	192
	1,237	1,116
Less: billings to date	(944)	(927)
	$293	$189

The excess of billings over revenues earned to date and revenues earned to date over billings are included in the accompanying condensed consolidated balance sheets as of:

	June 30, 2010	December 31, 2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,237	$1,116
Billings in excess of costs and estimated earnings on uncompleted contracts	(944)	(927)
	$293	$189

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

8.           SECURED REVOLVING CREDIT FACILITY:

ING Loan Agreement:

On July 2, 2007, the Company entered into a three year loan agreement, dated as of June 30, 2007 (the “ING Loan Agreement”), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the “Lenders”). Pursuant to the terms of the ING Loan Agreement, the Lenders provided multiple loan facilities in the amounts and on the terms and conditions set forth in the ING Loan Agreement. The aggregate of all loan facilities under the ING Loan Agreement could not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans was paid monthly. The interest rate on both the initial draw-down and mortgage loan was fixed at 6.59% per annum and the interest rate on the additional draw floated at a spread over one month LIBOR, 1.75% at June 30, 2010. In addition, there was a one-tenth of one percent non-use fee on the unused portion of the facility.

The loan facilities were collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the ING Loan Agreement. The $1.0 million mortgage loan was secured by a mortgage in the amount of $250,000 on each of the Depots collectively.  At June 30, 2010, and December 31, 2009, the amount outstanding under the ING Loan Agreement was approximately $43.2 million. On July 1, 2010, the ING Loan Agreement was repaid in full.

On June 1, 2010, the interest rate cap associated with the debt matured.

The credit facility was available to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

In addition to customary non-financial covenants, the Company was obligated to comply with certain financial covenants. As of June 30, 2010, the Company was in compliance with its non-financial and financial covenants.

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term  Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full the Company’s obligations under the ING Loan Agreement discussed above.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

8.           SECURED REVOLVING CREDIT FACILITY (Continued):

The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate commonly known as 165-25 147th Avenue, Laurelton, Queens, New York and 85-01 24th Avenue, East Elmhurst, Queens, New York  (collectively, the “Real Estate”), and (b) personal property and other rights of the Borrower, all as more specifically described in that certain Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 (the “Mortgage”) and that certain Assignment of Leases and Rents dated as of July 1, 2010 among the Lenders and the Borrower, and other ancillary documents. The outstanding principal balance of the Loan shall bear interest at the fixed rate of 5.05% per annum.  The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

9.           STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which 13,472,281 has been issued. On June 17, 2010, the Company issued 56,850 restricted shares of common stock under its stock incentive plan. As of June 30, 2010, a total of 13,529,131 shares have been issued by the Company (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2010 through June 30, 2010:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 4, 2010	December 31, 2009	January 15, 2010	January 22, 2010	$ 0.08
March 22, 2010	March 31, 2010	March 31, 2010	April 15, 2010	$ 0.08
June 17, 2010	June 30, 2010	June 30, 2010	July 15, 2010	$ 0.08

Stock Based Compensation:

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”).  The effective date of the Plan was June 11, 2007, subject to stockholder approval. The stockholders of the Company approved the Plan on February 7, 2008.

The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development, and financial success of the Company and to obtain and retain the services of the individuals considered essential to the long term success of the Company.

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period.  All options expire ten years from the date of grant. Including the issuance of restricted stock discussed below, the Company had 688,150 shares available for future issuance at June 30, 2010.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

9.           STOCKHOLDERS’ EQUITY (Continued):

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

The following table presents the activity of options outstanding under the Plan for the six months ended June 30, 2010:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	255,000	$11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at June 30, 2010 (2)	255,000	$11.14	$1.90
Options vested and exercisable at June 30, 2010	255,000	$11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 7.6 years.
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

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2010 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of June 30, 2010.

As of June 30, 2010, there was approximately $73,000 of unamortized stock compensation related to nonvested stock option grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over the next 8 months.  For the three and six months ended June 30, 2010 and 2009, stock compensation expense relating to these stock option grants was approximately $32,000, $63,000, $32,000, and $63,000, respectively.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives were vested as of the grant date and one fourth will vest each year on the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC No. 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and six months ended June 30, 2010 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $132,000 and $241,000 respectively.  As of June 30, 2010, there was approximately $156,000 of unamortized stock compensation related to restricted stock.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

9.           STOCKHOLDERS’ EQUITY (Continued):

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

As of June 30, 2010, cash of approximately $19.8 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.2 million is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2010.

10.           EARNINGS PER SHARE:

In accordance with ASC No. 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in the Company’s consolidated statements of income.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,026	$2,078	$1,546	$4,014

Denominator:
Weighted average common shares outstanding - basic and diluted	13,481,027	13,472,281	13,476,678	13,472,281

Basic and Diluted Per Share Information:
Net income per share - basic and diluted	$0.08	$0.16	$0.12	$0.30

11.           RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board) is a managing partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF as of and for the three and six months ended June 30, 2010 and 2009 were approximately $107,000, $146,000, $145,000, and $403,000 respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

11.    RELATED PARTY TRANSACTIONS (Continued):

Paul A. Cooper is an officer and director of the Company and is the son of Jerome Cooper (Chairman of the Board). In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. The Company began occupying the space in January 2006. In March 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company expiring August 31, 2010, at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000. In January 2010, the Company executed an extension option under the lease agreement for an additional five year term until August 31, 2015.

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity”) a tenant at one of the Company’s rental properties. Varsity entered into a lease which terminates in 2010 and is subject to four 5 year options to extend the term of the lease in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which begins on September 1, 2010, will be approximately $833,000 and will be subject to increase in accordance with the lease agreement for the remaining four years. Varsity also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is a compensated employee of Varsity Bus Co., Inc.

Michael Kessman, the Chief Accounting Officer of the Company, provides accounting services to Varsity.  In addition, Mr. Kessman is also a member of Varsity’s Board of Directors.

12.           COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 303,480 shares of the Company’s common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company’s common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The claimants were seeking sums substantially in excess of the Company’s good faith offer. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the “Bus Companies”) was issued by the New York State Supreme Court, Nassau County and on November 7, 2009 a judgment was entered related to the decision.  In the Court’s decision, the Court determined that the equivalent of the fair value of the respondents’ shares in the Bus Companies immediately prior to the consummation of the Reorganization was equal to $11.69 per share of GTJ REIT common stock.  This decision resulted in additional payments due respondents in the aggregate amount of approximately $1.5 million which was paid on November 19, 2009. In addition, the Court awarded respondents 50% of their reasonable professional fees and costs, which amounted to approximately $0.5 million and was paid on January 6, 2010. Respondents were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The interest amounted to approximately $0.3 million and was paid on November 19, 2009. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and were not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES (Continued):

The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

Environmental Matters:

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

As of June 30, 2010, and December 31, 2009, included in other liabilities, net in the accompanying condensed consolidated balance sheets (Note 6) is the estimated liability for remediation costs of approximately $0.9 million and $1.1 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

Paratransit Operations:

In February 2008, the Company was notified by the New York City Transit Authority (the “Authority”) that a Request for Proposal to renew the Company’s existing paratransit service contract after September 30, 2008 would not be considered by the Authority. As a result of this action by the Authority, the Company exited the Paratransit Operations business on September 30, 2008, and accordingly, the results have been presented as discontinued operations on the Company’s consolidated financial statements for all periods presented.

13.           INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments on a single line item in the Condensed Consolidated Statements of Income as income or losses from equity affiliates.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

13.           INVESTMENT IN EQUITY AFFILIATES (Continued):

In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

As of June 30, 2010, the Company has a receivable of approximately $0.6 million related to working capital advances to fund the construction projects.

Variable Interest Entities

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50, which requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns and has a controlling interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has the power to direct the activities that most significantly affect the VIE’s economic performance and it has the obligation to absorb losses, or right to receive benefits, that could be significant to the VIE.

When evaluating whether the Company is the primary beneficiary of a VIE, and must therefore consolidate the entity, the Company performs a qualitative analysis that considers the design of the VIE, the nature of the Company’s involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns or whether or not a controlling interest exists, a quantitative analysis is performed to determine who is the primary beneficiary.

The Company evaluates its investments in equity affiliates to determine whether they are VIEs. The Company evaluates (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

As of June 30, 2010, the Company has identified one investment which was made to a VIE entity with an aggregate carrying amount of $0.6 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements.  The Company accounts for this investment under the equity method.

14.           FAIR VALUE:

Fair Value of Financial Instruments:

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

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of June 30, 2010, and December 31, 2009, (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$10,005	$10,005	$12,906	$12,906
Available-for-sale securities	2,970	2,970	3,199	3,199
Restricted cash	999	999	1,066	1,066
Accounts receivable, net	4,609	4,609	5,944	5,944
Derivative financial instrument (1)	-	-	-	-
Financial liabilities:
Secured revolving credit facility	$43,215	$43,215	$43,215	$43,215

        (1) On June 1, 2010, the interest rate cap associated with the debt matured.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

14.           FAIR VALUE (Continued):

Fair Value Measurement:

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2010.

Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$2,970	$2,970	$2,970	$-	$-
Derivative financial instrument (1)	$-	$-	$-	$-	$-

(1) These are valued using Level 2 inputs. On June 1, 2010, the interest rate cap associated with the debt matured.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

14.           FAIR VALUE (Continued):

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

Derivative financial instrument:  Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. The value of this instrument is included in other assets and other liabilities on the condensed consolidated balance sheets and was insignificant at June 30, 2010. In accordance with ASC No. 820-10-35, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instrument to reflect counterparty nonperformance risk.

15.           SEGMENTS:

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

Real Estate Operations rent Company-owned real estate located in New York and Connecticut.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting provide outside maintenance and cleaning services to outdoor advertising companies and governmental agencies in New York, New Jersey, Arizona, and California and electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York.

Insurance Operations assumes reinsurance of worker's compensation, vehicle liability, and covenant liability of the Company and its affiliated Companies from unrelated insurance companies based in the United States of America.

The summarized segment information (excluding discontinued operations), as of and for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

15. SEGMENTS (Continued): Three Months Ended June 30, 2010
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,318	$4,887	$-	$(102)	$8,103
Operating expenses	1,173	5,461	34	-	6,668
Operating income (loss)	2,145	(574)	(34)	(102)	1,435
Other income (expense)	(535)	44	17	102	(372)
Income (loss) from continuing operations before income taxes	1,610	(530)	(17)	-	1,063
Provision for income taxes	7	13	-	-	20
Income (loss) from continuing operations	$1,603	$(543)	$(17)	$-	$1,043
Capital expenditures	$36	$211	$-	$-	$247
Depreciation and amortization	$325	$106	$-	$-	$431
Total assets (1)	$170,100	$11,891	$1,814	$(43,498)	$140,307
Three Months Ended June 30, 2009
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,293	$7,868	$-	$(102)	$11,059
Operating expenses	1,133	7,178	40	-	8,351
Operating income (loss)	2,160	690	(40)	(102)	2,708
Other income (expense)	(530)	(11)	(182)	102	(621)
Income (loss) from continuing operations before income taxes	1,630	679	(222)	-	2,087
Provision for income taxes	-	14	-	-	14
Income (loss) from continuing operations	$1,630	$665	$(222)	$-	$2,073
Capital expenditures	$-	$238	$-	$-	$238
Depreciation and amortization	$556	$61	$-	$-	$617
Total assets (2)	$170,980	$14,219	$2,836	$(43,896)	$144,139

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

15.           SEGMENTS (Continued):
Six Months Ended June 30, 2010
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$6,655	$9,205	$-	$(204)	$15,656
Operating expenses	2,369	10,868	66	-	13,303
Operating income (loss)	4,286	(1,663)	(66)	(204)	2,353
Other income (expense)	(1,065)	118	(24)	204	(767)
Income (loss) from continuing operations before income taxes	3,221	(1,545)	(90)	-	1,586
Provision for income taxes	11	14	-	-	25
Income (loss) from continuing operations	$3,210	$(1,559)	$(90)	$-	$1,561
Capital expenditures	$211	$286	$-	$-	$497
Depreciation and amortization	$647	$203	$-	$-	$850
Total assets (1)	$170,100	$11,891	$1,814	$(43,498)	$140,307
Six Months Ended June 30, 2009
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$6,537	$15,088	$-	$(204)	$21,421
Operating expenses	2,377	13,926	84	-	16,387
Operating income (loss)	4,160	1,162	(84)	(204)	5,034
Other income (expense)	(1,051)	(11)	(176)	204	(1,034)
Income (loss) from continuing operations before income taxes	3,109	1,151	(260)	-	4,000
Provision for income taxes	-	20	-	-	20
Income (loss) from continuing operations	$3,109	$1,131	$(260)	$-	$3,980
Capital expenditures	$-	$410	$-	$-	$410
Depreciation and amortization	$1,127	$120	$-	$-	$1,247
Total assets (2)	$170,980	$14,219	$2,836	$(43,896)	$144,139

            (1) Does not include assets of the discontinued Paratransit operation totaling $12
            (2) Does not include assets of the discontinued Paratransit operation totaling $378

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Report on Form 10-K for the year ended December 31, 2009 as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. Past performance is no guaranty of future results. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

Executive Summary:

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership, and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business, is available for lease. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we own a group of outdoor maintenance businesses. We will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

Accounting Pronouncements:

See Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for a detailed discussion regarding recently issued accounting pronouncements.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2010, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined.

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

Income Taxes:

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  Accordingly, we will generally not be subject to federal income taxation on that portion of our income that qualifies as REIT taxable income, to the extent that we distribute at least 90% of our taxable income to our stockholders and comply with certain other requirements as defined under Section 856 through 860 of the Code.

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

Investment in Equity Affiliates:

We invest in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of the net income and losses from the underlying properties and any other-than-temporary impairment on these investments on a single line item in the Condensed Consolidated Statements of Income as income or losses from equity affiliates.

Variable Interest Entities:

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50, which requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns and has a controlling interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has the power to direct the activities that most significantly affect the VIE’s economic performance and it has the obligation to absorb losses, or right to receive benefits, that could be significant to the VIE.

  The Company evaluates its investments in equity affiliates to determine whether they are VIEs. The Company evaluates (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

As of June 30, 2010, the Company has identified one investment which was made to a VIE entity with an aggregate carrying amount of $0.6 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements.  The Company accounts for this investment under the equity method.

As of June 30, 2010, the Company has a receivable of approximately $0.6 million related to working capital advances to fund the construction projects.

Stock-Based Compensation:

We have a stock-based compensation plan, which is described in Note 9. We account for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Results of Operations:

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,318	$3,293	$25	1%
Outdoor maintenance and cleaning operations	4,785	7,766	(2,981)	(38%)
Total revenues	8,103	11,059	(2,956)	(27%)
Operating expenses:
General and administrative expenses	2,404	2,720	(316)	(12%)
Equipment maintenance and garage expenses	393	557	(164)	(29%)
Transportation expenses	372	499	(127)	(25%)
Contract maintenance and station expenses	2,217	3,011	(794)	(26%)
Insurance and safety expenses	239	567	(328)	(58%)
Operating and highway taxes	359	379	(20)	(5%)
Other operating expenses	253	249	4	2%
Depreciation and amortization expense	431	369	62	17%
Total operating expenses	6,668	8,351	(1,683)	(20%)
Operating income	1,435	2,708	(1,273)	(47%)
Other income (expense):
Interest income	74	55	19	35%
Interest expense	(464)	(474)	10	(2%)
Change in insurance reserves	14	(186)	200	(108%)
Other	4	(16)	20	(125%)
Total other income (expense):	(372)	(621)	249	(40%)
Income from continuing operations before income taxes	1,063	2,087	(1,024)	(49%)
Provision for income taxes	20	14	6	43%
Income from continuing operations, net of taxes	1,043	2,073	(1,030)	(50%)
Discontinued Operations:
(Loss) income from discontinued operations, net of taxes	(17)	5	(22)	(440%)
Net income	$1,026	$2,078	$(1,052)	(51%)

Property Rental Revenues

Property rental revenue increased $25,000, or 1%, to $3,318,000 for the three months ended June 30, 2010 from $3,293,000 for the three months ended June 30, 2009. This increase was primarily due to a new lease which was entered into in the third quarter of 2009 as well as an increase in rent in the third quarter of 2009 from our Connecticut property.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting Revenues

Outside maintenance, shelter cleaning operations, and electrical contracting revenue decreased $3.0 million, or 38%, to $4.8 million for the three months ended June 30, 2010 from $7.8 million for the three months ended June 30, 2009. This decrease is primarily attributable to the decrease in revenue from the termination of the CEMUSA, Inc. contract on December 31, 2009 and a decrease in revenue from our traffic control services due to the current economic environment partially offset by an increase in electrical contracting revenue related to contracts acquired as part of the June 2009 transaction with Morales.

Operating Expenses

Operating expenses decreased $1.7 million, or 20%, to $6.7 million for the three months ended June 30, 2010 from $8.4 million for the three months ended June 30, 2009. This decrease is primarily due to a decrease in the costs associated with the CEMUSA contract which was terminated on December 31, 2009, as well as a decrease in professional fees and insurance, partially offset by increases in labor and materials related to contracts acquired as part of the June 2009 transaction with Morales.

Other Income (Expense)

Other income (expense) decreased $0.2 million or 40%, to $0.4 million for the three months ended June 30, 2010 from $0.6 million for the three months ended June 30, 2009. This decrease was primarily due to a 3% decrease in the average cost of our borrowing from 3.82% for the three months ended June 30, 2009 to 3.73% for the three months ended June 30, 2010 due to a reduction in average LIBOR on our floating rate debt as well as a decrease in insurance reserves.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of June 30, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the three months ended June 30, 2010 and 2009. The REIT is subject to certain state and local income taxes and we have provided a $6,400 income tax expense on our REIT taxable income for the three months ended June 30, 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended June 30, 2010, we recorded a $5,700 provision for income from these taxable REIT subsidiaries. We did not record a tax provision for the three months ended June 30, 2009 for the taxable REIT subsidiaries.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the three months ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$6,655	$6,537	$118	2%
Outdoor maintenance and cleaning operations	9,001	14,884	(5,883)	(40%)
Total revenues	15,656	21,421	(5,765)	(27%)
Operating expenses:
General and administrative expenses	4,827	5,605	(778)	(14%)
Equipment maintenance and garage expenses	829	1,066	(237)	(22%)
Transportation expenses	695	960	(265)	(28%)
Contract maintenance and station expenses	4,089	5,454	(1,365)	(25%)
Insurance and safety expenses	766	1,211	(445)	(37%)
Operating and highway taxes	753	846	(93)	(11%)
Other operating expenses	494	503	(9)	(2%)
Depreciation and amortization expense	850	742	108	15%
Total operating expenses	13,303	16,387	(3,084)	(19%)
Operating income	2,353	5,034	(2,681)	(53%)
Other income (expense):
Interest income	179	125	54	43%
Interest expense	(921)	(945)	24	(3%)
Change in insurance reserves	(31)	(186)	155	(83%)
Other	6	(28)	34	(121%)
Total other income (expense):	(767)	(1,034)	267	(26%)
Income from continuing operations before income taxes	1,586	4,000	(2,414)	(60%)
Provision for income taxes	25	20	5	25%
Income from continuing operations, net of taxes	1,561	3,980	(2,419)	(61%)
Discontinued Operations:
(Loss) income from discontinued operations, net of taxes	(15)	34	(49)	(144%)
Net income	$1,546	$4,014	$(2,468)	(61%)

Property Rental Revenues

Property rental revenue increased $0.1 million, or 2%, to $6.6 million for the six months ended June 30, 2010 from $6.5 million for the six months ended June 30, 2009. This increase was primarily due to a new lease which was entered into in the third quarter of 2009, an increase in tenant reimbursements, and an increase in rent in the third quarter of 2009 from our Connecticut property.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting Revenues

Outside maintenance, shelter cleaning operations, and electrical contracting revenue decreased $5.9 million, or 40%, to $9.0 million for the six months ended June 30, 2010 from $14.9 million for the six months ended June 30, 2009. This decrease is primarily attributable to the decrease in revenue from the termination of the CEMUSA, Inc. contract on December 31, 2009 and a decrease in revenue from our traffic control services due to the current economic environment partially offset by an increase in electrical contracting revenue related to contracts acquired as part of the June 2009 transaction with Morales.

Operating Expenses

Operating expenses decreased $3.1 million, or 19%, to $13.3 million for the six months ended June 30, 2010 from $16.4 million for the six months ended June 30, 2009. This decrease is primarily due to a decrease in the costs associated with the CEMUSA contract which was terminated on December 31, 2009, as well as a decrease in professional fees and insurance, offset by increases in labor and materials related to contracts acquired as part of the June 2009 transaction with Morales.

Other Income (Expense)

Other income (expense) decreased $0.2 million or 26%, to $0.8 million for the six months ended June 30, 2010 from $1.0 million for the six months ended June 30, 2009. This decrease was primarily due to a 3% decrease in the average cost of our borrowing from 3.82% for the six months ended June 30, 2009 to 3.71% for the six months ended June 30, 2010 due to a reduction in average LIBOR on our floating rate debt as well as a decrease in our insurance reserves.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of June 30, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the six months ended June 30, 2010 and 2009. The REIT is subject to certain state and local income taxes and we have provided a $6,400 income tax expense on our REIT taxable income for the six months ended June 30, 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the six months ended June 30, 2010, we recorded a $5,700 provision for income from these taxable REIT subsidiaries. We did not record a tax provision for the six months ended June 30, 2009 for the taxable REIT subsidiaries.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

At June 30, 2010, the Company had unrestricted cash and cash equivalents of approximately $10.0 million compared to $12.9 million at December 31, 2009. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings:

ING Loan Agreement

On July 2, 2007, GTJ REIT entered into a three year loan agreement, dated as of June 30, 2007 (the “ING Loan Agreement”), among GTJ REIT and certain direct and indirect subsidiaries of GTJ REIT, namely, Green Acquisition, Inc., Triboro Acquisition, Inc. and Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the “Borrowers”); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life Of Denver Insurance Company (collectively, “Lenders”). Pursuant to the terms of the ING Loan Agreement, the Lenders provided multiple loan facilities in the amounts and on the terms and conditions set forth in the ING Loan Agreement. The aggregate of all loan facilities under the ING Loan Agreement could not exceed $72.5 million. On July 2, 2007, we made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to us. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans was paid monthly. The interest rate on both the initial draw-down and mortgage loan was fixed at 6.59% per annum and the interest rate on the subsequent draw down floated at a spread over one month LIBOR, 1.75% at June 30, 2010. In addition, there was a one-tenth of one percent non-use fee on the unused portion of the facility.

The loan facilities were collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) the Registrant pledged its 100% stock ownership in each of: (a) Green Acquisition, Inc.; (b) Triboro Acquisition, Inc. and (c) Jamaica Acquisition, Inc. (ii) Green Acquisition, Inc. pledged its 100% membership interest in each of (a) 49-19Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of GTJ REIT, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. We had assigned our interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the ING Loan Agreement. The $1.0 million mortgage loan is secured by a mortgage in the amount of $250,000 on each of the Depots collectively. At June 30, 2010, and December 31, 2009, the amount outstanding under the ING Loan Agreement was approximately $43.2 million. On July 1, 2010, the ING Loan Agreement was repaid in full.

On June 1, 2010, the interest rate cap associated with the debt matured.

The credit facility was available to fund acquisitions, dividend distributions, working capital and other general corporate purposes.

In addition to customary non-financial covenants, the Company was obligated to comply with certain financial covenants. As of June 30, 2010, the Company was in compliance with its non-financial and financial covenants.

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full the Company’s obligations under the ING Loan Agreement discussed above.

The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate commonly known as 165-25 147th Avenue, Laurelton, Queens, New York and 85-01 24th Avenue, East Elmhurst, Queens, New York  (collectively, the “Real Estate”), and (b) personal property and other rights of the Borrower, all as more specifically described in that certain Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 (the “Mortgage”) and that certain Assignment of Leases and Rents dated as of July 1, 2010 among the Lenders and the Borrower, and other ancillary documents. The outstanding principal balance of the Loan shall bear interest at the fixed rate of 5.05% per annum.  The Borrower is required to make monthly payments of interest only in the amount of $191,479.  The principal is payable on the maturity date July 1, 2017.

Earnings and Profit Distribution

As of June 30, 2010, cash of approximately $19.8 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.2 million is included in other liabilities, net in the accompanying consolidated balance sheet at June 30, 2010. Cash payments were funded from borrowings under our credit facility.

Net Cash Flows

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Operating Activities

Net cash provided by operating activities was approximately $0.5 million for the six months ended June 30, 2010, and approximately $1.9 million for the six months ended June 30, 2009. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $1.6 million (ii) a decrease in accounts payable and other liabilities of $0.8 million (iii) a decrease in accounts receivable of $1.3 million (iv) depreciation and amortization expense of $0.9 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.3 million and (vii) an increase in other assets of $3.1 million. For the 2009 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $4.0 million (ii) a decrease in accounts payable and other liabilities of approximately $0.2 million (iii) an increase in accounts receivable and other assets of approximately $2.9 million (iv) depreciation and amortization expense of approximately $0.7 million and (v) changes in insurance reserves of approximately $0.3 million.

Investing Activities

Net cash used in investing activities was approximately $0.2 million for the six months ended June 30, 2010 versus net cash provided by investing activities of approximately $0.5 million for the six months ended June 30, 2009. For the 2010 period, cash used in investing activities primarily related to purchases of property, equipment, and investments of approximately $0.5 million, and proceeds from the sale of investments of approximately $0.3 million. For the 2009 period, cash provided by investing activities primarily related to (i) purchases of property, equipment, and investments of approximately $0.5 million (ii) purchases of intangible assets of approximately $0.4 million and  (iii) proceeds from the sale of investments of approximately $0.9 million.

Financing Activities

Cash used in financing activities was approximately $3.3 million for the six months ended June 30, 2010 and was related to the payment of the Company’s quarterly and supplemental dividends. Net cash used in financing activities for the six months ended June 30, 2009 was approximately $2.2 million and was related to the payment of dividends.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three and six months ended June 30, 2010 and 2009 (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$1,026	$2,078	$1,546	$4,014
Plus: Real property depreciation	299	276	595	565
Amortization of intangible assets	232	205	463	409
Amortization of deferred leasing commissions	25	25	51	50
Funds from operations (FFO)	$1,582	$2,584	$2,655	$5,038
Loss (income) from Taxable-REIT Subsidiaries	577	(450)	1,665	(906)
Amortization of intangible assets of Taxable-REIT Subsidiaries	(27)	-	(54)	-
Adjusted funds from operations (AFFO)	$2,132	$2,134	$4,266	$4,132
FFO per common share - basic and diluted	$0.12	$0.19	$0.20	$0.37
AFFO per common share - basic and diluted	$0.16	$0.16	$0.32	$0.31
Weighted average common shares outstanding - basic and diluted	13,481,027	13,472,281	13,476,678	13,472,281

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

On March 29, 2010, we invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise (“MWBE”). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

Cash payments for financing

Payment of interest under the $45.5 million Fixed Rate Term Loan Agreement will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to the stockholders of GTJ REIT.

Trend in financial resources

Other than the credit facility discussed above under Financings above, we can expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on our real properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore not result in a material increase in working capital.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs. As of June 30, 2010 and December 31, 2009, we have recorded a liability for remediation costs of approximately $0.9 million and $1.1 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2010.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing us is interest rate risk on our variable-rate mortgage loan payable and secured revolving credit facility. We will, when advantageous, hedge our interest rate risk using derivative financial instruments. We are not subject to foreign currency risk.

We were exposed to interest rate changes primarily through the secured floating-rate revolving credit facility under the ING Loan Agreement which was used to maintain liquidity, fund capital expenditures and expand the real estate investment portfolio. Our objective with respect to interest rate risk is to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate our interest rate risk on our variable-rate borrowings. As of July 1, 2010, our interest rate is fixed at 5.05% per annum under the Hartford Loan Agreement.

Based on our variable rate liabilities as of June 30, 2010 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in our borrowing rate index would decrease our net income and cash flows by approximately $0.3 million. Based on our variable rate liabilities as of June 30, 2010 and assuming the balances of these variable rate liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in our borrowing rate index would increase our net income and cash flows by approximately $0.1 million.

At December 31, 2009, a 1.0% increase in our borrowing rate index would have decreased our net income and cash flows by approximately $0.3 million. At December 31, 2009, a 1.0% decrease in our borrowing rate index would have increased our net income and cash flows by approximately $0.1 million.

On June 1, 2010, the interest rate cap associated with the debt matured. As of December 31, 2009, we had one interest rate cap outstanding with a notional value of $54.0 million. The market value of this interest rate cap was dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2009, given a 100 basis point increase or decrease in forward interest rates, the change in value of this interest rate cap was insignificant.

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

We utilized an interest rate cap to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

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

Part II – Other Information

Item I.     Legal Proceedings

See Note 12, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for information regarding legal proceedings.

Item 1A.   Risk Factors

During the six months ended June 30, 2010, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

GTJ REIT, INC.

Dated: August 16, 2010	By: /s/ Jerome Cooper
Jerome Cooper President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 16, 2010	___ /s/ David J. Oplanich
David J. Oplanich Chief Financial Officer