Form 10-Q
period 2010-09-30
GTJ REIT, Inc.
filed 2010-11-12
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,529,131 shares of common stock as of November 5, 2010.

GTJ REIT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,532	24,362
	113,116	112,946
Less: accumulated depreciation and amortization	(8,949)	(8,136)
Net real estate held for investment	104,167	104,810
Cash and cash equivalents	10,852	12,906
Available for sale securities	2,905	3,199
Restricted cash	978	1,066
Accounts receivable, net	4,550	5,944
Other assets	9,781	7,738
Deferred charges, net	3,459	1,855
Assets of discontinued operation	10	162
Intangible assets, net	2,042	2,736
Machinery and equipment, net	2,428	2,310
Total assets	$141,172	$142,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$45,500	$-
Secured revolving credit facility	-	43,215
Accounts payable and accrued expenses	503	799
Unpaid losses and loss adjustment expenses	2,123	2,236
Other liabilities, net	4,630	6,162
Total liabilities	52,756	52,412
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,529,131 and 13,472,281 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	137,404	137,033
Cumulative distributions in excess of net income	(49,386)	(47,087)
Accumulated other comprehensive income	397	367
Total stockholders’ equity	88,416	90,314
Total liabilities and stockholders' equity	$141,172	$142,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2010	2009	2010	2009
Revenues:
Property rentals	$3,357	$3,305	$10,012	$9,842
Outdoor maintenance and cleaning operations	4,648	8,266	13,649	23,150
Total revenues	8,005	11,571	23,661	32,992
Operating expenses:
General and administrative expenses	2,500	2,825	7,327	8,430
Equipment maintenance and garage expenses	443	540	1,272	1,606
Transportation expenses	338	521	1,033	1,481
Contract maintenance and station expenses	2,147	3,859	6,236	9,313
Insurance and safety expenses	530	665	1,296	1,876
Operating and highway taxes	297	367	1,049	1,213
Other operating expenses	255	248	749	751
Depreciation and amortization expense	434	548	1,284	1,290
Total operating expenses	6,944	9,573	20,246	25,960
Operating income	1,061	1,998	3,415	7,032
Other income (expense):
Interest income	64	127	243	252
Interest expense	(627)	(461)	(1,549)	(1,406)
Change in insurance reserves	1	(41)	(31)	(228)
Litigation reserve	-	(1,713)	-	(1,713)
Other	(5)	(80)	1	(106)
Total other income (expense):	(567)	(2,168)	(1,336)	(3,201)
Income (loss) from continuing operations before income from equity affiliates and income taxes	494	(170)	2,079	3,831
Income from equity affiliates	15	-	15	-
Income (loss) before provision for income taxes	509	(170)	2,094	3,831
Provision (benefit) for income taxes	25	(20)	50	1
Income (loss) from continuing operations, net of income taxes	484	(150)	2,044	3,830
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(8)	(38)	(23)	(4)
Net income (loss)	$476	$(188)	$2,021	$3,826
Income per common share - basic and diluted:
Income (loss) from continuing operations	$0.04	$(0.01)	$0.15	$0.28
Income (loss) from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss)	$0.04	$(0.01)	$0.15	$0.28
Weighted-average common shares outstanding - basic and diluted	13,529,131	13,472,281	13,494,355	13,472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010
(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2010	-	$ -	13,472,281	$ 1	$ 137,033	$ (47,087)	$ 367	$ 90,314

Distributions - common stock, $0.32 per share	-	-	-	-	-	(4,320)	-	(4,320)

Stock-based compensation	-	-	-	-	371	-	-	371

Issuance of restricted shares	-	-	56,850	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	2,021	-	2,021

Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	30	30
Total comprehensive income	-	-	-	-	-	-	-	2,051
Balance at September 30, 2010	-	$ -	13,529,131	$ 1	$ 137,404	$ (49,386)	$ 397	$ 88,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited, amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,021	$3,826
Loss from discontinued operation	23	4
Income from continuing operations	2,044	3,830
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Stock-based compensation	371	95
Changes in insurance reserves	(113)	(161)
Provision for uncollectible receivables	-	119
Depreciation and amortization	1,129	1,001
Amortization of deferred financing costs	154	152
Amortization of deferred charges	78	76
Amortization of intangible assets	695	776
Income from equity affiliates	(15)	-
Changes in operating assets and liabilities:
Accounts receivable	1,393	(708)
Other assets	(2,028)	(1,940)
Deferred charges	(1,837)	(32)
Accounts payable and other liabilities	(1,739)	1,529
Net cash provided by operating activities	132	4,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Assets acquired less liabilities assumed	-	(442)
Purchases of property and equipment	(605)	(762)
Purchase of investments	(278)	(55)
Proceeds from sale of investments	603	864
Restricted cash	88	609
Net cash (used in) provided by investing activities	(192)	214
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage note payable	45,500	-
Repayment of secured revolving credit facility	(43,215)	-
Dividends paid	(4,319)	(3,233)
Earnings and profits distribution	(89)	-
Net cash used in financing activities	(2,123)	(3,233)
Cash flow provided by discontinued operations:
Operating activities	129	560
Net (decrease) increase in cash and cash equivalents	(2,054)	2,278
Cash and cash equivalents at the beginning of period	12,906	12,082
Cash and cash equivalents at the end of period	$10,852	$14,360
Supplemental cash flow information:
Interest paid	$1,394	$1,254
Cash paid for taxes	$64	$161
Assumption of liabilities from assets acquired	$-	$505

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut. In addition, the Company, through its taxable REIT subsidiaries, provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York, and beginning October 1, 2010, operates and manages parking garages located in New York City.

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

At September 30, 2010, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (all on a triple net basis), four of which are leased to the City of New York, one of which is leased to a commercial tenant, and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business, and is available for lease. There was an additional property of negligible size which was not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and the discontinued paratransit business, which was acquired as part of the Reorganization.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION (Continued):

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

Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business (which was discontinued as of September 30, 2008), and considering the ownership of the same in whole or part by each of the Bus Companies, the Company was advised by an independent appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) and in connection with the Reorganization was as follows: Green-42.088%, Triboro-38.287% and Jamaica-19.625%. Accordingly, under the Reorganization, 10,000,361 shares (including 361 fractional shares) of the Company’s common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in exchange for their shares in the Bus Companies. Exclusive of fractional shares, 4,208,800 shares were distributed to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

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

Total value of the Bus Companies	$173,431,797
Assumed Earnings and Profits – Cash distribution	20,000,000
Total value after cash distribution	153,431,797
Assumed Earnings and Profits – Stock distribution	42,000,000
Total value after stock distribution	$111,431,797
Reorganization shares	10,000,000
Share Value Post Earnings and Profits distribution	$11.14

The Reorganization was accounted for under the purchase method of accounting as required by ASC No. 805. Because the Company has been formed to issue equity interests to effect a business combination, as required by ASC No. 805, one of the existing combining entities was required to be determined the acquiring entity. Under ASC No. 805, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. Immediately following the Reorganization, the former Green shareholders had a 42.088% voting and economic interest in the Company, the former Triboro shareholders had a 38.287% voting and economic interest in the Company, and the former Jamaica shareholders had a 19.625% voting and economic interest in the company. Additionally, under ASC No. 805, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

Each stockholder elected to receive cash or stock, or a combination of both. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution would total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.8 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.2 million is included in other liabilities in the condensed consolidated balance sheet at September 30, 2010. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION (Continued):

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.    ORGANIZATION AND BASIS OF PREPARATION (Continued):

Pursuant to the Asset Purchase Agreement, Shelter Electric purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million, consisting primarily of the satisfaction and payment of certain liabilities of Morales. The $1.0 million purchase price was allocated to identifiable intangible assets with approximately $0.3 million allocated to the contracts assumed, $0.4 million allocated to the non-compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric has also provided a line of credit of up to approximately $0.6 million to Morales, through a Credit and Security Agreement to finance the completion of two contracts currently in progress at Morales. In addition, the former Vice President of Morales has been employed by Shelter to manage and expand the electrical construction operations. The employment is subject to usual and customary conditions and restrictive covenants.

On March 29, 2010, Shelter Electric invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise (“MWBE”). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

On August 13, 2010, the Company formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a parking garage facility at 245 East 54th Street.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment at September 30, 2010.

Reportable Segments:

As of September 30, 2010, the Company primarily operated in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance Operations (including shelter cleaning and electrical contracting), and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

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

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC No. 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the three and nine months ended September 30, 2010, five tenants constituted approximately 66%, 16%, 12%, 5%, and 1% of rental revenue and for the three and nine months ended September 30, 2009, five tenants constituted approximately 67%, 17%, 12%, 3%, and 1% of rental revenue.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $6.4 million and $5.3 million at September 30, 2010 and December 31, 2009, respectively (see Note 4).

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

Revenue Recognition—Insurance Operations:

Premiums are recognized as revenue on a pro-rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.  No premiums were earned for the three and nine months ended September 30, 2010 and 2009.

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

Discontinued Operations:

               The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with ASC No. 205-20-55 for the three and nine months ended September 30, 2010 and 2009.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash:

The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses.  At September 30, 2010, and December 31, 2009, the Company had restricted cash in the amount of $1.0 million and $1.1 million, respectively.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2010 and December 31, 2009, the Company does not have a liability for unrecognized tax positions.

Comprehensive Income:

The Company follows the provisions of ASC No. 220-10-45, which sets forth rules for the reporting and display of comprehensive income and its components. ASC No. 220-10-45 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in accumulated other comprehensive income, net of taxes and as a component of stockholders’ equity.

Environmental Matters:

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 6 and 13).

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Equity Affiliates:

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting. Under the equity method of accounting, the Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments on a single line item in the Condensed Consolidated Statements of Income as income or losses from equity affiliates.

Variable Interest Entities:

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50, which requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns and has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has the power to direct the activities that most significantly affect the VIE’s economic performance and it has the obligation to absorb losses, or right to receive benefits, that could be significant to the VIE.

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

As of September 30, 2010, the Company has one investment which was made to a VIE with an aggregate carrying amount of $0.8 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method of accounting.

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
SEPTEMBER 30, 2010
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

The following is a summary of available-for-sale securities at September 30, 2010 and December 31, 2009 (in thousands):

	Available-for-Sale Securities
September 30, 2010	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$292	$292
Money market fund	801	801	-	801
U.S. Treasury/U.S. Government debt securities	1,726	1,731	81	1,812
Total available-for-sale securities	$2,527	$2,532	$373	$2,905

	Available-for-Sale Securities
December 31, 2009	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$267	$267
Money market fund	897	897	-	897
U.S. Treasury/U.S. Government debt securities	1,953	1,960	75	2,035
Total available-for-sale securities	$2,850	$2,857	$342	$3,199

Accumulated other comprehensive income for the nine months ended September 30, 2010 and year ended December 31, 2009 includes net unrealized holding gains of approximately $30,000 and $75,000, respectively. No amounts were reclassified from other comprehensive income to income for the three and nine months ended September 30, 2010, or for the year ended December 31, 2009.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

3.    AVAILABLE FOR SALE SECURITIES (Continued):

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of September 30, 2010:

	Amortized Cost	Estimated Fair Value
Due in:
2010	$ 125	$ 125
2011 – 2015	1,167	1,223
2016 – 2020	340	359
2021 and later	99	105
Total	$ 1,731	$ 1,812

4.    OTHER ASSETS:

Other assets consist of the following (in thousands):
	September 30,	December 31,
	2010	2009

Prepaid expenses	$800	$273
Prepaid and refundable income taxes	86	90
Rental income in excess of amount billed	6,388	5,324
Costs in excess of billings	541	1,116
Investment in equity affiliates	15	-
Notes receivable	1,331	594
Other assets	620	341
	$9,781	$7,738

5.    UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses in connection with certain previous insurance claims at September 30, 2010 and December 31, 2009 is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009

Reported claims	$1,976	$1,973
Provision for incurred but not reported claims	147	263
	$2,123	$2,236

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

6.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Accrued dividends	$1,082	$1,078
Accrued earnings and profits distribution	163	253
Accrued professional fees	217	245
Accrued wages	133	201
Accrued vacation	156	131
Accrued environmental costs	776	1,082
Accrued litigation settlement costs	-	445
Deposit liability	32	42
Deferred tax liability	23	23
Prepaid rent	381	378
Contract billings in excess of costs	416	927
Liabilities associated with former bus operations	853	853
Other	398	504
	$4,630	$6,162

7.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

	September 30, 2010	December 31, 2009
Costs on contracts in progress	$1,428	$924
Estimated earnings	341	192
	1,769	1,116
Less: billings to date	(1,644)	(927)
	$125	$189

The excess of billings over revenues earned to date and revenues earned to date over billings are included in the accompanying condensed consolidated balance sheets as of:

	September 30, 2010	December 31, 2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$541	$1,116
Billings in excess of costs and estimated earnings on uncompleted contracts	(416)	(927)
	$125	$189

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

8.    MORTGAGE NOTE PAYABLE:

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full the Company’s obligations under the ING Loan Agreement.

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

The loan facilities were collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the ING Loan Agreement. The $1.0 million mortgage loan was secured by a mortgage in the amount of $250,000 on each of the Depots collectively. On July 1, 2010, the outstanding balance of approximately $43.2 million under the ING Loan Agreement was repaid in full.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

10.    STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which 13,472,281 had been issued as of December 31, 2009. On June 17, 2010, the Company issued 56,850 restricted shares of common stock under its stock incentive plan. As of September 30, 2010, a total of 13,529,131 shares have been issued by the Company (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2010 through September 30, 2010:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 4, 2010	December 31, 2009	January 15, 2010	January 22, 2010	$ 0.08
March 22, 2010	March 31, 2010	March 31, 2010	April 15, 2010	$ 0.08
June 17, 2010	June 30, 2010	June 30, 2010	July 15, 2010	$ 0.08
August 11, 2010	September 30, 2010	September 30, 2010	October 15, 2010	$ 0.08

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of September 30, 2010, the Company had 688,150 shares available for future issuance pursuant to awards under the Plan.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and have a three year vesting period.  All options expire ten years from the date of grant.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

10.    STOCKHOLDERS’ EQUITY (Continued):

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

The following table presents the activity of options outstanding under the Plan for the nine months ended September 30, 2010:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	255,000	$11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at September 30, 2010 (2)	255,000	$11.14	$1.90
Options vested and exercisable at September 30, 2010	255,000	$11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 7.4 years.

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

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2010 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of September 30, 2010.

As of September 30, 2010, there was approximately $42,000 of unamortized stock compensation related to nonvested stock option grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over the next four months.  For the three and nine months ended September 30, 2010, stock compensation expense relating to these stock option grants was approximately $32,000, $95,000, compared to $32,000, and $94,000, respectively, for the three and nine months ended September 30, 2009.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives were vested as of the grant date and one fourth will vest each year on the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC No. 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and nine months ended September 30, 2010 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $34,000 and $276,000, respectively.  As of September 30, 2010, there was approximately $122,000 of unamortized stock compensation related to restricted stock.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

10.    STOCKHOLDERS’ EQUITY (Continued):

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

As of September 30, 2010, cash of approximately $19.8 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.2 million is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2010.

11.    EARNINGS PER SHARE:

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

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$476	$(188)	$2,021	$3,826

Denominator:
Weighted average common shares outstanding - basic and diluted	13,529,131	13,472,281	13,494,355	13,472,281

Basic and Diluted Per Share Information:
Net income per share - basic and diluted	$0.04	$(0.01)	$0.15	$0.28

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

12.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a managing partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF as of and for the three and nine months ended September 30, 2010, were $88,000, $235,000, respectively, compared to $145,000, and $403,000, for the three and nine months ended September 30, 2009, respectively.

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
SEPTEMBER 30, 2010
(Unaudited)

13.    COMMITMENTS AND CONTINGENCIES (Continued):

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

As of September 30, 2010, and December 31, 2009, included in other liabilities in the accompanying condensed consolidated balance sheet (Note 6) is the estimated liability for remediation costs of approximately $0.8 million and $1.1 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

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

14.  INVESTMENT IN EQUITY AFFILIATES:

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
SEPTEMBER 30, 2010
(Unaudited)

14.  INVESTMENT IN EQUITY AFFILIATES (Continued):

In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

For the three and nine months ended September 30, 2010, the Company recorded its share of income of approximately $15,000 for this equity investment. During the nine months ended September 30, 2010, the Company also recognized $22,000 in management fees and $21,000 in interest on its working capital advances. As of September 30, 2010, the Company has a receivable of approximately $0.5 million related to working capital advances to fund construction projects.

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

As of September 30, 2010, the Company has one investment which was made to a VIE entity with an aggregate carrying amount of $0.8 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

15.    FAIR VALUE:

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

15.    FAIR VALUE (Continued):

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of September 30, 2010, and December 31, 2009, (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$10,852	$10,852	$12,906	$12,906
Available-for-sale securities	2,905	2,905	3,199	3,199
Restricted cash	978	978	1,066	1,066
Accounts receivable, net	4,550	4,550	5,944	5,944
Financial liabilities:
Secured revolving credit facility	$45,500	$45,500	$43,215	$43,215

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

15.    FAIR VALUE (Continued):

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2010.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$2,905	$2,905	$2,905	$ -	$ -

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

16.    SEGMENTS:

Segment Information

In accordance with ASC No. 280-10, the Company has established that its reportable segments are Real Estate Operations, Outside Maintenance, and Insurance Operations as of September 30, 2010. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Paratransit business, the operating results of the Paratransit business are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

The Company primarily operates in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance Operations (including shelter cleaning and electrical contracting), and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

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

The summarized segment information (excluding discontinued operations), as of and for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

16.    SEGMENTS (Continued):

Three Months Ended September 30, 2010
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,357	$4,750	$-	$(102)	$8,005
Operating expenses	1,114	5,796	34	-	6,944
Operating income (loss)	2,243	(1,046)	(34)	(102)	1,061
Other income (expense)	(699)	28	2	102	(567)
Income (loss) from continuing operations before income from equity affiliates and income taxes	1,544	(1,018)	(32)	-	494
Income from equity affiliates	-	15	-	-	15
Income (loss) before provision for income taxes	1,544	(1,003)	-	-	509
Provision for income taxes	6	19	-	-	25
Income (loss) from continuing operations	$1,538	$(1,022)	$(32)	$-	$484
Capital expenditures	$11	$96	$-	$-	$107
Depreciation and amortization	$326	$108	$-	$-	$434
Total assets (1)	$172,241	$10,417	$1,714	$(43,210)	$141,162
Three Months Ended September 30, 2009
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,305	$8,368	$-	$(102)	$11,571
Operating expenses	1,053	8,486	34	-	9,573
Operating income (loss)	2,252	(118)	(34)	(102)	1,998
Other income (expense)	(2,245)	11	(36)	102	(2,168)
Income (loss) from continuing operations before income from equity affiliates and income taxes	7	(107)	(70)	-	(170)
Income from equity affiliates	-	-	-	-	-
Income (loss) before provision for income taxes	7	(107)	(70)	-	(170)
(Benefit) for income taxes	-	(20)	-	-	(20)
Income (loss) from continuing operations	$7	$(87)	$(70)	$-	$(150)
Capital expenditures	$234	$118	$-	$-	$352
Depreciation and amortization	$346	$202	$-	$-	$548
Total assets (2)	$170,554	$14,472	$2,754	$(42,653)	$145,127

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

16.    SEGMENTS (Continued):
Nine Months Ended September 30, 2010
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$10,012	$13,955	$-	$(306)	$23,661
Operating expenses	3,483	16,663	100	-	20,246
Operating income (loss)	6,529	(2,708)	(100)	(306)	3,415
Other income (expense)	(1,765)	146	(23)	306	(1,336)
Income (loss) from continuing operations before income from equity affiliates and income taxes	4,764	(2,562)	(123)	-	2,079
Income from equity affiliates	-	15	-		15
Income (loss) before provision for income taxes	4,764	(2,547)	(123)	-	2,094
Provision for income taxes	17	33	-	-	50
Income (loss) from continuing operations	$4,747	$(2,580)	$(123)	$-	$2,044
Capital expenditures	$222	$382	$-	$-	$604
Depreciation and amortization	$973	$311	$-	$-	$1,284
Total assets (1)	$172,241	$10,417	$1,714	$(43,210)	$141,162
Nine Months Ended September 30, 2009
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$9,842	$23,456	$-	$(306)	$32,992
Operating expenses	3,430	22,412	118	-	25,960
Operating income (loss)	6,412	1, 044	(118)	(306)	7,032
Other income (expense)	(3,296)	1	(212)	306	(3,201)
Income (loss) from continuing operations before income from equity affiliates and income taxes	3,116	1,045	(330)	-	3,831
Income from equity affiliates	-	-	-	-	-
Income (loss) before provision for income taxes	3,116	1,045	(330)	-	3,831
Provision for income taxes	1	-	-	-	1
Income (loss) from continuing operations	$3,115	$1,045	$(330)	$-	$3,830
Capital expenditures	$545	$217	$-	$-	$762
Depreciation and amortization	$968	$322	$-	$-	$1,290
Total assets (2)	$170,554	$14,472	$2,754	$(42,653)	$145,127

(1) Does not include assets of the discontinued Paratransit operation totaling $10
(2) Does not include assets of the discontinued Paratransit operation totaling $166

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2010, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Variable Interest Entities:

We account for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50, which requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns and has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has the power to direct the activities that most significantly affect the VIE’s economic performance and it has the obligation to absorb losses, or right to receive benefits, that could be significant to the VIE.

We evaluate our investments in equity affiliates to determine whether they are VIEs. We evaluate (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

As of September 30, 2010, we have one investment which was made to a VIE entity with an aggregate carrying amount of $0.8 million. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

Stock-Based Compensation:

We have a stock-based compensation plan, which is described in Note 10. We account for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Results of Operations:

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,357	$3,305	$52	2%
Outdoor maintenance and cleaning operations	4,648	8,266	(3,618)	(44%)
Total revenues	8,005	11,571	(3,566)	(31%)
Operating expenses:
General and administrative expenses	2,500	2,825	(325)	(12%)
Equipment maintenance and garage expenses	443	540	(97)	(18%)
Transportation expenses	338	521	(183)	(35%)
Contract maintenance and station expenses	2,147	3,859	(1,712)	(44%)
Insurance and safety expenses	530	665	(135)	(20%)
Operating and highway taxes	297	367	(70)	(19%)
Other operating expenses	255	248	7	3%
Depreciation and amortization expense	434	548	(114)	(21%)
Total operating expenses	6,944	9,573	(2,629)	(27%)
Operating income	1,061	1,998	(937)	(47%)
Other income (expense):
Interest income	64	127	(63)	(50%)
Interest expense	(627)	(461)	(166)	36%
Change in insurance reserves	1	(41)	42	(102%)
Litigation reserve	-	(1,713)	1,713	(100%)
Other	(5)	(80)	75	(94%)
Total other income (expense):	(567)	(2,168)	1,601	(74%)
Income (loss) from continuing operations before income from equity affiliates and income taxes	494	(170)	664	(391%)
Income from equity affiliates	15	-	15	nm
Income (loss) before provision for income taxes	509	(170)	679	(399%)
Provision (benefit) for income taxes	25	(20)	45	(225%)
Income (loss) from continuing operations, net of taxes	484	(150)	634	(423%)
Discontinued Operations:
Loss from discontinued operations, net of taxes	(8)	(38)	30	(79%)
Net income (loss)	$476	$(188)	$664	(353%)
nm – not meaningful
Property Rental Revenues

Property rental revenue increased $52,000, or 2%, to $3,357,000 for the three months ended September 30, 2010 from $3,305,000 for the three months ended September 30, 2009. This increase was primarily due to an increase in rent from a lease extension on one of our properties over the same period in 2009.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting Revenues

Outside maintenance, shelter cleaning operations, and electrical contracting revenue decreased $3.6 million, or 44%, to $4.7 million for the three months ended September 30, 2010 from $8.3 million for the three months ended September 30, 2009. This decrease is primarily attributable to the decrease in revenue from the termination of the CEMUSA, Inc. contract on December 31, 2009 and a decrease in shelter installation revenue as a result of the completion of a contract in October 2009, a decrease in revenue from our traffic control services due to the current economic environment, partially offset by an increase in electrical contracting revenue related to new contracts and contracts acquired as part of the June 2009 transaction with Morales.

Operating Expenses

Operating expenses decreased $2.6 million, or 27%, to $7.0 million for the three months ended September 30, 2010 from $9.6 million for the three months ended September 30, 2009. This decrease is primarily due to a decrease in the costs associated with the CEMUSA contract which was terminated on December 31, 2009 and a contract which was completed in October 2009, partially offset by increases in labor and materials related to new electrical contracting contracts and contracts acquired as part of the June 2009 transaction with Morales.

Other Income (Expense)

Other income (expense) decreased $1.6 million or 74%, to ($0.6) million for the three months ended September 30, 2010 from ($2.2) million for the three months ended September 30, 2009. This decrease was primarily due to settlement of the shareholder litigation matter in 2009, offset by an increase in interest expense as a result of the refinancing on July 1, 2010.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of September 30, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the three months ended September 30, 2010 and 2009. The REIT is subject to certain state and local income taxes and we have provided a $5,600 income tax expense on our REIT taxable income for the three months ended September 30, 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended September 30, 2010, we recorded a $19,200 provision for income taxes from these taxable REIT subsidiaries. We did not record a tax provision for the three months ended September 30, 2009 for the taxable REIT subsidiaries.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the three months ended September 30, 2010 and 2009.

    Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

    The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$10,012	$9,842	$170	2%
Outdoor maintenance and cleaning operations	13,649	23,150	(9,501)	(41%)
Total revenues	23,661	32,992	(9,331)	(28%)
Operating expenses:
General and administrative expenses	7,327	8,430	(1,103)	(13%)
Equipment maintenance and garage expenses	1,272	1,606	(334)	(21%)
Transportation expenses	1,033	1,481	(448)	(30%)
Contract maintenance and station expenses	6,236	9,313	(3,077)	(33%)
Insurance and safety expenses	1,296	1,876	(580)	(31%)
Operating and highway taxes	1,049	1,213	(164)	(14%)
Other operating expenses	749	751	(2)	nm
Depreciation and amortization expense	1,284	1,290	(6)	nm
Total operating expenses	20,246	25,960	(5,714)	(22%)
Operating income	3,415	7,032	(3,617)	(51%)
Other income (expense):
Interest income	243	252	(9)	(4%)
Interest expense	(1,549)	(1,406)	(143)	10%
Change in insurance reserves	(31)	(228)	197	(86%)
Litigation reserve	-	(1,713)	1,713	(100%)
Other	1	(106)	107	(101%)
Total other income (expense):	(1,336)	(3,201)	1,865	(58%)
Income from continuing operations before income from equity affiliates and income taxes	2,079	3,831	(1,752)	(46%)
Income from equity affiliates	15	-	15	nm
Income before provision for income taxes	2,094	3,831	(1,737)	(45%)
Provision for income taxes	50	1	49	4900%)
Income from continuing operations, net of taxes	2,044	3,830	(1,786)	(47%)
Discontinued Operations:
Loss from discontinued operations, net of taxes	(23)	(4)	(19)	475%)
Net income	$2,021	$3,826	$(1,805)	(47%)
nm – not meaningful
Property Rental Revenues

Property rental revenue increased $0.2 million, or 2%, to $10.0 million for the nine months ended September 30, 2010 from $9.8 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in rent from a lease extension on one of our properties, a full nine months of rental revenue from a new tenant as compared to five months of rental revenue over the same period, and an increase in tenant reimbursements.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting Revenues

Outside maintenance, shelter cleaning operations, and electrical contracting revenue decreased $9.5 million, or 41%, to $13.6 million for the nine months ended September 30, 2010 from $23.1 million for the nine months ended September 30, 2009. This decrease is primarily attributable to the decrease in revenue from the termination of the CEMUSA, Inc. contract on December 31, 2009 and a decrease in shelter installation revenue as a result of the completion of a contract in October 2009, a decrease in revenue from our traffic control services due to the current economic environment, partially offset by an increase in electrical contracting revenue related to new contracts and contracts acquired as part of the June 2009 transaction with Morales.

Operating Expenses

Operating expenses decreased $5.7 million, or 22%, to $20.3 million for the nine months ended September 30, 2010 from $26.0 million for the nine months ended September 30, 2009. This decrease is primarily due to a decrease in the costs associated with the CEMUSA contract which was terminated on December 31, 2009 and a contract which was completed in October 2009, as well as a decrease in professional fees and insurance, partially offset by increases in labor and materials related to new electrical contracting contracts and contracts acquired as part of the June 2009 transaction with Morales.

Other Income (Expense)

Other income (expense) decreased $1.9 million or 58%, to ($1.3) million for the nine months ended September 30, 2010 from ($3.2) million for the nine months ended September 30, 2009. This decrease was primarily due to the settlement of the shareholder litigation matter in 2009, as well as a decrease in our insurance reserves, offset by an increase in interest expense as a result of the refinancing on July 1, 2010.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of September 30, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the nine months ended September 30, 2010 and 2009. The REIT is subject to certain state and local income taxes and we have provided a $12,100 income tax expense on our REIT taxable income for the nine months ended September 30, 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the nine months ended September 30, 2010, we recorded a $25,000 provision for income taxes from these taxable REIT subsidiaries. We did not record a tax provision for the nine months ended September 30, 2009 for the taxable REIT subsidiaries.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources

At September 30, 2010, the Company had unrestricted cash and cash equivalents of approximately $10.9 million compared to $12.9 million at December 31, 2009. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

Financings:

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full the Company’s obligations under the ING Loan Agreement discussed below.

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

The loan facilities were collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the “Depots”) owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of the Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. The Company had assigned its interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the ING Loan Agreement. The $1.0 million mortgage loan was secured by a mortgage in the amount of $250,000 on each of the Depots collectively. On July 1, 2010, the outstanding balance of approximately $43.2 million under the ING Loan Agreement was repaid in full.

Earnings and Profit Distribution

As of September 30, 2010, cash of approximately $19.8 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.2 million is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2010. Cash payments were funded from borrowings under our credit facility.

Net Cash Flows

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Operating Activities

Net cash provided by operating activities was approximately $0.1 million for the nine months ended September 30, 2010, and approximately $4.7 million for the nine months ended September 30, 2009. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $2.0 million (ii) a decrease in accounts payable and other liabilities of $1.7 million (iii) a decrease in accounts receivable of $1.4 million (iv) depreciation and amortization expense of $2.1 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.4 million, (vii) an increase in other assets of $2.0 million, and (viii) an increase in deferred charges of $1.8 million. For the 2009 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $3.8 million (ii) an increase in accounts payable and other liabilities of approximately $1.5 million, (iii) an increase in accounts receivable of $0.7 million (iv) depreciation and amortization expense of approximately $2.0 million, and (v) a decrease in insurance reserves of approximately $0.2 million (vi) stock compensation expense of approximately $0.1 million and (vii) an increase in other assets of approximately $2.0 million.

Investing Activities

Net cash used in investing activities was approximately $0.2 million for the nine months ended September 30, 2010, and net cash provided of approximately $0.2 million for the nine months ended September 30, 2009. For the 2010 period, cash used in investing activities primarily related to purchases of property, equipment, and investments of approximately $0.9 million, proceeds from the sale of investments of approximately $0.6 million, and restricted cash of approximately $0.1 million. For the 2009 period, cash provided by investing activities primarily related to purchases of property, equipment and investment of approximately $0.8 million, proceeds from the sale of investments of approximately $0.9 million, restricted cash of approximately $0.6 million, and purchases of intangible assets of approximately $0.4 million.

Financing Activities

Cash used in financing activities was approximately $2.1 million for the nine months ended September 30, 2010 and was related to the payment of the Company’s quarterly and supplemental dividends of approximately $4.3 million and net proceeds from debt refinancing of approximately $2.3 million. Net cash used in financing activities for the nine months ended September 30, 2009 was approximately $3.2 million and was related to the payment of dividends.

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing our performance.  It is helpful as it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property and depreciation and amortization.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three and nine months ended September 30, 2010 and 2009 (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (loss)	$476	$(188)	$2,021	$3,826
Plus: Real property depreciation	299	276	894	841
Amortization of intangible assets	232	367	694	776
Amortization of deferred leasing commissions	25	25	78	75
Funds from operations (FFO)	$1,032	$480	$3,687	$5,518
Loss (income) from Taxable-REIT Subsidiaries	1,061	196	2,726	(710)
Amortization of intangible assets of Taxable-REIT Subsidiaries	(27)	(162)	(81)	(162)
Adjusted funds from operations (AFFO)	$2,066	$514	$6,332	$4,646
FFO per common share - basic and diluted	$0.08	$0.04	$0.27	$0.41
AFFO per common share - basic and diluted	$0.15	$0.04	$0.47	$0.34
Weighted average common shares outstanding - basic and diluted	13,529,131	13,472,281	13,494,355	13,472,281

Acquisitions and Investments

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

 On August 13, 2010, we formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a garage facility at 245 East 54th Street.

Cash Payments for Financing

Payment of interest under the $45.5 million Fixed Rate Term Loan Agreement will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to the stockholders of GTJ REIT.

Trend in Financial Resources

We expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on our real properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore not result in a material increase in working capital.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of September 30, 2010 and December 31, 2009, we have recorded a liability for remediation costs of approximately $0.9 million and $1.1 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2010.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2010, we did not have any variable rate liabilities.

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

PART  II – OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for information regarding legal proceedings.

Item 1A.  Risk Factors

During the nine months ended September 30, 2010, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

GTJ REIT, INC.

Dated: November 12, 2010	/s/ Jerome Cooper
Jerome Cooper President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 12, 2010	___ /s/ David J. Oplanich
David J. Oplanich Chief Financial Officer