Form 10-K
period 2010-12-31
GTJ REIT, Inc.
filed 2011-03-31
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:    N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of March 25, 2011, there were 13,529,131 shares of common stock issued and outstanding.

GTJ REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

We were incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust (“REIT”), under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. We have focused primarily on the ownership and management of commercial real estate located in New York City and also have one property located in Farmington, Connecticut. In addition, we provide, through our taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and beginning October 1, 2010, we operate and manage parking facilities located in New York City.

On March 29, 2007, we commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, we elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and elected December 31st as our fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

On July 24, 2006, we entered into an Agreement and Plan of Merger (the “Agreement”) by with Triboro Coach Corp., a New York corporation (“Triboro”); Jamaica Central Railways, Inc., a New York corporation (“Jamaica”); Green Bus Lines, Inc., a New York corporation (“Green” and together with Triboro and Jamaica, collectively referred to as the “Bus Companies” and each referred to as a “Bus Company”); Triboro Acquisition, Inc., a New York corporation (“Triboro Acquisition”); Jamaica Acquisition, Inc., a New York corporation (“Jamaica Acquisition”); and Green Acquisition, Inc., a New York corporation (“Green Acquisition” and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the “Acquisition Subsidiaries” and each referred to as an “Acquisition Subsidiary”). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization (“Reorganization”) of the ownership of the Bus Companies into GTJ REIT, Inc. with the surviving entities of the merger of the Bus Companies and the Acquisition Subsidiaries becoming wholly-owned subsidiaries and the former shareholders of the Bus Companies becoming stockholders in the Company.

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

                At the time of the Reorganization, the Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (all on a triple net basis), four of which are currently leased to the City of New York, one of which is currently leased to a commercial tenant, and one of which a portion is currently leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business, is currently available for lease. There was an additional property of negligible size which is not rentable. At December 31, 2010, we owned seven properties containing a total of approximately 561,000 square feet of leasable area.

Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and the discontinued paratransit business, which was acquired as part of the Reorganization. Additionally, we have an insurance subsidiary, which used to insure the former bus company operations, that is being wound down as cases are resolved. In 2009, we expanded our operations to include electrical construction services, and in 2010, began operating and managing parking facilities.

Description of REIT Business

Our REIT business consists of the acquisition, ownership and management of real properties.  We currently own seven parcels of real property, each of which are described in further detail in the “Portfolio of Real Properties” section.  We intend to further expand our real property portfolio beyond these seven parcels.

Investing in Real Properties

We seek to acquire quality real properties at favorable prices. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the flexibility to move quickly when an opportunity presents itself.

We intend to acquire fee ownership of real properties, but may also enter into joint venture arrangements. We seek to maximize current and long-term net income and the value of our assets. Our policy is to acquire assets where we believe opportunities exist for reasonable investment returns.

Decisions relating to the purchase or sale of properties are made by our Board of Directors. Our Board of Directors is responsible for monitoring the administrative procedures, investment operations, and performance of our company to ensure our policies are carried out. Our Board of Directors oversees our investment policies to determine that our policies are in the best interests of our stockholders. Stockholders have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our Board of Directors and may be changed at any time.

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

Considerations Related to Potential Real Property Acquisitions

The following are some of the material considerations which we evaluate in relation to potential acquisitions of real property:

●	geographic location and type of property;

●	construction quality and condition;

●	potential for capital appreciation;

●	the general credit quality of current and potential tenants;

●	the potential for rent increases;

●	the interest rate environment;

●	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

●	potential for expanding the physical layout of the property;

●	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

●	prospects for liquidity through sale, financing or refinancing of the property;

●	competition from existing properties and the potential for the construction of new properties in the area; and

●	treatment under applicable federal, state and local tax and other laws and regulations.

We will not acquire any potential real property until we obtain an environmental assessment for each property and are satisfied with the environmental status of the property.

In determining whether to acquire a particular parcel of real property, we may obtain an option on such property. Typically, the amount paid for an option, if any, is surrendered if the real property is not acquired. In the event that the real property is acquired, the amount paid for the option, if any,  is typically credited against the purchase price if the real property.

In acquiring real properties, we will be subject to risks, including:

●	changes in general economic or local conditions;

●	changes in supply of or demand for similar competing properties in an area;

●	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

●	changes in tax, real estate, environmental and zoning laws;

●	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

●	tenant turnover; and

●	general overbuilding or excess supply in the market area.

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

Real Property Acquisition Process

We intend to acquire real properties using newly formed wholly-owned subsidiaries. In addition to fee simple interests, we may acquire long-term ground leases. Other methods of acquiring real property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a parcel of real property.

We may commit to acquire real properties subject to completion of construction in accordance with terms and conditions specified by our Board of Directors. In such cases, we will be obligated to acquire the real property at the completion of construction, provided that (i) the construction conforms to definitive plans, specifications and costs approved by us in advance and embodied in the construction contract, and (ii) an agreed upon percentage of the real property is leased beforehand. We would receive a certificate of an architect, engineer or other appropriate party, stating that the real property complies with all plans and specifications. Our intent is to leave development risk with the developer.

If remodeling is required prior to the acquisition of a real property, we would anticipate paying a negotiated maximum amount either upon completion or in installments commencing prior to completion. Such amount would be based on the estimated cost of the remodeling. In such instances, we would also have the right to review the seller's books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, an adjustment in purchase price may be negotiated.

We are not specifically limited in the number or size of real properties we may acquire. The number and mix of properties we may acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our real properties.

Joint Ventures

We may invest in general partnership and joint venture arrangements with other real estate investors. There is a potential risk that we or a joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the decision. Furthermore, we cannot guarantee that we will have sufficient financial resources to exercise any right of first refusal that may be part of a partnership or joint venture agreement.

Our Policies With Respect to Borrowing

We presently anticipate that we will borrow funds to acquire real properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 75% of our real property fair value. Our Board of Directors reviews our aggregate borrowings to ensure that such borrowings are reasonable in relation to our assets. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs, or to meet the distribution requirements applicable to us under the Code.

When incurring secured debt, we will seek to incur nonrecourse indebtedness, which means that the lenders’ rights in the event of our default generally will be limited to foreclosure on the property that secured the obligation, however, we may have to accept recourse financing, where we remain liable for any shortfall between the debt and the proceeds of sale of the mortgaged real property. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, however, we acknowledge that some mortgages are likely to provide for one large payment, and therefore, we may incur floating or adjustable rate financing depending on market conditions and when our Board of Directors determines it to be in our best interest.

                Sale or Other Disposition of Our Real Property

Our Board of Directors determines whether a particular real property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives including maximizing capital appreciation. We cannot guarantee that our investment objectives will be realized.

When appropriate to minimize our tax liabilities, we may structure the sale of a real property as a "like-kind exchange" under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general policy will be to reinvest in additional real properties proceeds from the sale, financing, refinancing, or other disposition of our real properties that represent our initial investment in such real property or, secondarily, to use such proceeds for the maintenance and repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing, and refinancing proceeds is to increase the total value of real estate assets that we own, and the cash flow derived from such assets to pay distributions to our stockholders.

Despite this policy, our Board of Directors may distribute to our stockholders all or a portion of the proceeds from the sale, financing, refinancing, or other disposition of real properties. In determining whether any of such proceeds should be distributed to our stockholders, our Board of Directors considers, among other factors, the desirability of real properties available for purchase, real estate market conditions, and compliance with the REIT distribution requirements.

In connection with a sale of a property, our preference will be to obtain an all-cash sale price. However, we may accept a purchase money obligation secured by a mortgage on the property as partial payment. There are no limitations or restrictions on our taking such purchase money obligations. The terms of payment upon sale will be affected by custom in the area in which the property being sold is located and the then economic conditions. To the extent we receive notes, securities, or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sale proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of. Thus, the distribution of the proceeds of a sale to stockholders may be delayed until such time. In such cases, we will receive payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

A real property may be sold before the end of the planned holding period if:

●	in the judgment of our Board of Directors, the value of a property may decline;

●	an opportunity has arisen to acquire or improve other properties;

●	we can increase cash flow through the disposition of the property; or

●	in the judgment of our Board of Directors, the sale of the property is otherwise in our best interest.

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

Presently, we do not intend to sell any of the real properties we acquired from the Bus Companies for a period of ten years after we made our REIT election, which ends, July, 2017. Under the Code, if real property acquired from the Bus Companies is sold within such ten year period, we would be taxed on the gain from the sale, as if such real property were in the hands of the Bus Companies, and a subsequent distribution of any of the profits would be taxed to the stockholder as a dividend. This would subject the proceeds of such sale to double taxation meaning taxation both at the corporate and stockholder level.

Purchases of Leases

To the extent consistent with our REIT status, we may acquire long-term ground leases or master leases for real property which we could then sublet as determined by our Board of Directors.

Making Loans and Investments in Mortgages

We do not plan to make loans to other entities or persons unless secured by mortgages, however, we may advance funds to our own subsidiaries. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser. In addition to the appraisal, we will obtain a customary lender's title insurance policy or commitment as to the priority of the mortgage or condition of the title.

We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including the loans of our company, would exceed an amount equal to 75% of the fair market value of the property, unless we find substantial justification due to the presence of other underwriting criteria.

Investment in Securities

We do not intend to invest in equity securities of another entity, other than a directly or indirectly wholly-owned subsidiary, unless our Board of Directors approves the investment as part of a real property investment. We may purchase our own securities if the Board of Directors determines such purchase to be in our best interest. In the future, we may acquire some, all, or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and REIT qualification requirements. There are no limitations on the amount or percentage of our total assets that may be invested in any one issuer, other than those imposed by the gross income and asset tests that we must satisfy to qualify as a REIT. We do not intend on purchasing securities that would require us to register as an "investment company" under the Investment Company Act of 1940, however, if we did purchase such securities, we would divest the securities before any registration would be required.

Changes in Our Investment Objectives

Subject to the limitations in our charter, our bylaws, and the Maryland General Corporation Law (“MGCL”), our business and policies will be controlled by our Board of Directors. Our Board of Directors has the right to establish policies concerning investments and the right, power, and obligation to monitor our procedures, investment operations, and performance of our company. Thus, stockholders must be aware that the Board of Directors, acting consistently with our organizational documents, applicable law, and their fiduciary obligations, may elect to modify our objectives and policies from time to time.

Distribution Policy

We cannot assure you that we will make distributions. In order to continue to qualify as a REIT for federal income tax purposes, we are required to, among other things, distribute at least 90% of our net REIT taxable income, other than net capital gains, each taxable year. Our policy is to make such distributions on a quarterly basis. We will seek to avoid, to the extent possible, the fluctuations in distributions that might result if distribution payments were based solely on actual cash received during the distribution period. To implement this policy, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our Board of Directors. Our ability to maintain this policy will depend upon, among other things, the availability of cash and applicable requirements for qualification as a REIT under the Code. Therefore, we cannot guarantee that there will be cash available to pay distributions or that distributions will not fluctuate. If cash available for distribution is insufficient to pay distributions to our stockholders, we may obtain the necessary funds by borrowing, issuing new securities, or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

To the extent that distributions to our stockholders are made out of our current or accumulated earnings and profits, such distributions would be taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts will constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and any amount in excess of their stock basis would constitute capital gains.

One Time Earnings and Profits Distribution

On August 20, 2007, our Board of Directors declared a one time special distribution of accumulated earnings and profits on our common stock of $6.40 per share, payable in cash and in common stock.  For the purposes of the special distribution, our common stock was valued at $11.14 per share. The special distribution totaled approximately $62.1 million.  The holders of our shares of common stock as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution. The Holders were required to make an election as to the amount of our shares and/or cash they wished to receive for their respective portion of the special distribution.  Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution may not be in the proportion of cash and shares they elected, but could be based on a pro ration of the available cash after all elections (i.e. not on a first come-first served basis).  In October 2007, we paid or accrued approximately $19.8 million in cash and issued 3,775,400 of our shares, valued at approximately $42.1 million, to our stockholders in connection with the special distribution.

Portfolio of Real Properties

165-25 147th Avenue.  165-25 147th Avenue, Jamaica, New York (the “147th Avenue Property”) is owned in fee simple. The 147th Avenue Property consists of a 151,068 square foot industrial building located on 6.567 acres. The 147th Avenue Property is comprised of three parcels. The main parcel contains an entire block which is bordered by Rockaway Boulevard to the South, 167th Street to the North, 146th Avenue to the West and 147th Avenue to the East. A second parcel is located on the SE corner of 147th Avenue and 167th Street and a third parcel is located on the NE corner of 147th Avenue and 167th Street. The real property is leased to New York City as a bus depot for an initial term of 21 years, expiring December 2026, with a first year rent of approximately $2.8 million which rent escalates to a 21st year rent of  approximately $4.1 million. Rent continues to escalate during the following two 14 year extension terms.

49-19 Rockaway Beach Boulevard.  49-19 Rockaway Beach Boulevard, Queens, New York (the “Rockaway Beach Property”) is owned in fee simple. The Rockaway Beach Property consists of a 28,790 square foot industrial building on 3.026 acres. The Rockaway Beach Property is located on both the North and South side of Rockaway Beach Boulevard. One parcel is located on the South side of Rockaway Beach Boulevard between Beach 47th and Beach 49th Street. This parcel is developed with a 28,790 square foot industrial building. The second parcel which is comprised of six contiguous tax lots is located on the North side of Rockaway Beach Boulevard between Beach 49th Street and Beach 50th Street. The Rockaway Beach property has been leased to New York City as a bus depot for an initial term of 21 years, expiring December 2026, with a first year rent of approximately $0.6 million escalating over the term to a 21st year rent of approximately $0.9 million. The rent escalates during the following two 14 year extension terms.

              85-01 24th Avenue.  85-01 24th Avenue, East Elmhurst, New York (the “24th Avenue Property”) is owned in fee simple. The 24th Avenue Property consists of a 118,430 square foot industrial building on 6.432 acres. The 24thAvenue Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 85th Street to the West and 87th Street to the East in East Elmhurst, New York. The 24th Avenue Property has been leased to New York City as a bus depot for an initial term of 21 years, expiring December 2026, with a first year rent of  approximately $2.6 million escalating during the term to a 21st year rent of approximately $3.8 million. The rent escalates during the two 14 year extension terms.

114-15 Guy Brewer Boulevard.  114-15 Guy Brewer Boulevard, Jamaica, New York (the “Guy Brewer Property”) is owned in fee simple. The Guy Brewer Property consists of a 75,800 square foot industrial building on 4.616 acres. The Guy Brewer Property is located on the NE corner of 115th Avenue and Guy Brewer Boulevard in Jamaica, New York. The Guy Brewer Property has been leased to New York City as a bus depot for an initial term of 21 years, expiring December 2026, with a first year rent of approximately $1.5 million escalating to a 21st year rent of approximately $2.2 million. Escalations continue during the following two 14 year renewal terms.

612 Wortman Avenue.  612 Wortman Avenue, Brooklyn, New York (the “Wortman Avenue Property”) is owned in fee simple. The Wortman Avenue Property consists of an industrial building of 27,250 square feet located on 10.389 acres. The Wortman Avenue Property is located along the entire block front surrounded by Wortman Avenue to the North, Cozine Avenue to the South, Fountain Avenue to the East and Montauk Avenue to the West. An additional parcel made up of three tax lots is located along the entire block front bordered by Cozine Avenue, Milford Avenue, Flatlands Avenue, and Logan Street. The Wortman Avenue Property is primarily leased to Varsity Bus Co., Inc.. Varsity Bus has occupied a portion of the Wortman Avenue Property since 2003. Under the lease, Varsity Bus is leasing 238,182 square feet of outdoor parking and approximately 16,928 square feet of indoor maintenance and office space for $311,800 per year from February 2006 to August 2006, increasing by the cost of living index from September 2006 to August 2010, when the term ends. In December 2009, Varsity Bus executed one of the extension options under the lease through August 2015. Rent for the first year under the extension, which began on September 1, 2010, was approximately $833,000 and is subject to increase in accordance with the lease agreement for the remaining four years. This property represents approximately 9% of our total property building space and 3% of our total gross rental income. In addition, Varsity Bus also pays a 60% share of utility and building maintenance costs. Varsity Bus has the right to terminate the term on six months notice at an earlier date. Varsity Bus also has the right to lease the space for up to four–five year consecutive extension terms after 2010 at a rental rate equal to 90% of the fair market value at the beginning of the first extension term, with rent for following years at a compounding of annual CPI index increases. The balance of the Wortman Avenue Property had been occupied by Transit Facility Management Corp. (“TFM”), a subsidiary of our company, as a bus depot through September 30, 2008, at which time TFM’s operations were discontinued.  We are presently seeking a tenant for the portion of this property which had been occupied by TFM.

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

8 Farm Springs Road.  8 Farm Springs Road, Farmington, Connecticut (the “Farm Springs Property”) is owned in fee simple.  The Farm Springs Property consists of a 107,654 square foot office building on approximately 10.53 acres.  The Farm Springs Property has been leased to the Hartford Insurance Company as an office building for a term of 10 years with current annual rent of approximately $2.2 million escalating to approximately $2.3 million in 2012, in which year the lease expires. This property represents approximately 19% of our total property building space and approximately 19% of our total gross rental income.

Renovations and Improvements

Our real properties, except for the 87th Street Property and the Farm Springs Property, are used as bus depots. We have no plans or obligations to renovate or further develop any of our real properties.

Financing Arrangements

Hartford Loan Agreement

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

ING Loan Agreement

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

Competitive Position of Our Real Properties

We believe our real properties located in New York City, which are dedicated for use as bus depots, are in a favorable competitive position, since there are not many sites in Queens, Brooklyn, and New York that are suitable as bus depots or for the mass parking of automobiles. We believe the Farm Springs Property is in a favorable competitive position since it is located in an area of Hartford, Connecticut where many corporate executives reside, offering very short commutation times for such persons, is close to major highways, and has substantial parking.

Insurance Coverage

Our real properties are covered under an umbrella liability insurance policy. We believe that our insurance is adequate in amount and coverage.

Occupancy

With the exception of the Wortman Avenue Property, our real properties are fully occupied. New York City is the sole tenant of four of the real properties, (147th Avenue Property, Rockaway Beach Property, 24th Avenue Property, and Guy Brewer Property), Avis Rent-A-Car is the sole tenant of the fifth real property (87th Street Property), Varsity Bus is the majority tenant of the sixth real property (Wortman Avenue Property), the balance of which is available for lease, and Hartford Life Insurance is the sole tenant of the seventh property (Farm Springs Property). The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operation.

Depreciation

The following table provides information on tax depreciation of our real property:

Property	Tax Basis	Depreciation Method (1)	Remaining Life

147th Avenue Property and Rockaway Beach Property	$ 2,908,391	MACRS	17 years
24th Avenue Property	$ 1,521,836	MACRS	17 years
Guy Brewer Property	$ 2,045,771	MACRS	17 years
Wortman Avenue Property and 87th Street Property	$ 4,500,539	MACRS	17 years
Farm Springs Property	$ 21,970,325	MACRS	36 years

(1)	Modified Accelerated Cost Recovery System (MACRS) is the current method of accelerated asset depreciation under the Code.

Rent per Square Footage

The following table sets forth certain rental data of our real properties. It should be noted that rentals include outdoor parking and indoor maintenance and office space. For purposes of the following, aggregate rent is divided by aggregate square footage used, since the leases do not differentiate between outdoor parking, indoor maintenance, and office space.

Rental Per Square Foot For 2010

Property (Tenant)	Building	Land

147th Avenue Property (New York City)	$ 18.50	$ 9.77
Rockaway Beach Property (New York City)	$ 21.01	$ 4.59
24th Avenue Property (New York City)	$ 21.83	$ 9.23
Guy Brewer Property (New York City)	$ 19.99	$ 7.53
Wortman Avenue Property (Various)	$ 15.52	$ 0.93
87th Street Property (Avis Rent-A-Car)	$ 39.79	$ 6.77
Farm Springs Property (Hartford Insurance)	$ 20.78	$ 4.87

Environmental Matters

Our real property, except for the Farm Springs Property, has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we had entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby we had committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The engineering report, which has an estimated cost range of approximately $1.4 million to $2.6 million, provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.

As of December 31, 2010, 2009 and 2008, we have recorded a liability of approximately $0.6 million, $1.1 million and $1.6 million, respectively related to the Study as disclosed in the engineering report. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of our properties, except for the Farm Springs Property, is still used as transit depots, including maintenance of vehicles.  Our tenants are responsible for environmental conditions which occur during their tenancies, based on the terms of their respective leases.

Competition for Additional Real Properties

Our real property operations are subject to normal competition with other investors to acquire real property and to profitably manage such real property.  Numerous other REITs, banks, insurance companies, and pension funds, as well as corporate and individual developers and owners of real estate, compete with us in seeking properties for acquisition and for tenants.  Many of these competitors have significantly greater financial resources than us.  Since our real properties are leased under long-term lease arrangements that are not due to expire in the next twelve months, we do not currently face any immediate competitive re-leasing pressures.

Employees

We have five employees involved on a full time or part time basis with respect to our REIT operations. We believe that our relationship with our employees is good.

Outdoor Maintenance Operations

We, through our wholly-owned subsidiary, Shelter Express Corp., operate a group of outdoor maintenance businesses, electrical construction services business, parking facilities, and until September 30, 2008, a paratransit business. These subsidiaries (taxable REIT subsidiaries) are taxed as corporations.  The majority of these operations are based in the New York metropolitan area, with additional operations based in the Los Angeles, California and Phoenix, Arizona metropolitan areas. This group also includes a number of other subsidiaries which are inactive and have little or no assets. The active subsidiaries are described below.

New York Metropolitan Area Operations

Our operations in the New York metropolitan area include MetroClean Express Corp. (“MetroClean”), Shelter Express Corp. (“Shelter Express”), Shelter Electric Maintenance Corp. (“Shelter Electric”), Shelter Parking Corp. (“Shelter Parking”), and Transit Facility Management Corp. (“TFM”).

MetroClean

MetroClean was founded in 1998 and is comprised of two major divisions, the outdoor advertising service division and the traffic control services division.

The outdoor advertising service division provides services to outdoor advertising agencies for which we install and maintain bus shelters, urban panels, banners, murals, kiosks, automated pay toilets, video screens, and information centers. The work provided under these contracts is for the installation and maintenance of these structures, as well as the posting of advertisements in our customers’ illuminated and non-illuminated display boxes.

The traffic control services division provides operation support to engineering and construction companies for which it protects road crews working on highways and roadways. With the use of safety barriers and vehicles equipped with protectors and attenuators, our crews secure work areas to allow contractors to conduct their services. Other aspects of this division include installation of concrete barriers that provide protection and security on highways and buildings. In addition, this division owns and offers for lease bucket trucks, light towers, cargo vans, back-up trucks, display boards, arrow boards, concrete barriers, wooden barriers, man-lifts, and under bridge inspection units.

Shelter Express

Shelter Express is currently a holding company of the taxable REIT subsidiaries. In July 2008, Shelter Express entered into a two year agreement with the Metropolitan Transit Authority Bus Company (“MTABC”), originally expiring in July 2010, granting a non-transferable license to the MTABC to use our payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots. Shelter Express provides all necessary personnel, support, consulting, and maintenance services to the MTABC in relation to this agreement. In July 2010, the MTABC executed a six month extension option, and in December 2010, executed another six month extension option which expires in July 2011.

In 2006, a contract was awarded by New York City to Cemusa USA (“Cemusa”), a subsidiary to a Spanish corporation. Under the contract, Cemusa is expected to replace the existing 3,200 New York City bus shelters, install over 330 newsstands and construct 20 automated pay toilets. On June 26, 2006, Shelter Express entered into an agreement with CEMUSA Inc. to provide labor, equipment and supervision to service existing bus shelters throughout New York City. During the term, Shelter Express maintained all shelters existing at the beginning of the term which were not subsequently removed. On October 27, 2009, the Company received notice from its customer CEMUSA, Inc. that the Services Agreement dated June 26, 2006 between CEMUSA, Inc. and Shelter Express Corp. terminated on December 31, 2009 in accordance with its terms. The Services Agreement with CEMUSA, Inc. represented annual revenues of approximately $11.8 million.

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

Shelter Parking

On August 13, 2010, the Company formed Shelter Parking, a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking, through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a parking garage facility located at 245 East 54th Street.

Transit Facility Management

TFM was established in October 2001 to operate a paratransit service, providing door-to-door public transportation service to people with disabilities and unable to use conventional public transit services.  TFM was one of several private paratransit bus companies in New York City under contract with the Metropolitan Transit Authority (“MTA”) as part of the joint plan between the MTA and the New York City Department of Transportation to provide paratransit services in order to comply with the Americans with Disabilities Act of 1990. The routes held by TFM included transit services in each of the five boroughs of New York City.

As of September 30, 2008, TFM discontinued its operations.

Los Angeles Metropolitan Area Operations

Shelter Clean, Inc. was established in 2000 and is based in Los Angeles, California. Shelter Clean, Inc. provides support services for outdoor furniture advertisements to advertising agencies as well as engages in the installation, maintenance, posting, repair and cleaning of bus shelters, kiosks and other related structures where additional displays are located. As part of its services, Shelter Clean, Inc. provides its customers with site selection and marking, permit acquisition and execution, sub-contractor liaison, assembly and installation, record keeping, cost analysis, and inventory control. Services also include cleaning, trash containment, damage repair, graffiti removal, glass replacement, lighting repair, and repainting. Shelter Clean Inc.'s major contracts are with CBS Outdoor, JC DeCaux Outdoor, Van Wagner Outdoor, Orange County Transit Authority, and the City of Los Angeles Department of Transportation.

Phoenix Area Operations

On May 1, 2006 Shelter Clean of Arizona commenced outdoor maintenance operations in Phoenix, Arizona.  Shelter Clean of Arizona provides bus shelter maintenance services primarily for the City of Phoenix as well as other services for the adjoining City of Glendale.

Employees

As of December 31, 2010, we had a total of 253 employees, 129 of which were employed at Shelter Express, MetroClean, Shelter Electric, and Shelter Parking, collectively, 85 of which were employed at Shelter Clean, Inc., 34 which were employed at Shelter Clean of Arizona, Inc., and five of which were employed at the REIT.  Approximately 102 of our employees are covered under collective bargaining agreements, and 151 employees have executive, managerial, administrative, office, clerical, or operational  responsibilities. The collective bargaining agreements expire on June 30, 2012 for Shelter Electric and June 30, 2013 for MetroClean. The collective bargaining agreement for Shelter Express expired on June 30, 2010. We consider our relations with our employees to be good.

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

Our Compliance with Governmental Regulations

Many laws and government regulations are applicable to our properties and outdoor maintenance operations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons.  Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance.  Therefore, we may incur additional costs in connection with the ADA.  There are also federal, state, and local laws which also may require modifications to our properties or restrict our ability to renovate our properties.  We cannot predict the cost of compliance with the ADA or other legislation.  If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay liquidating distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation

Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties.  These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials.  Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs.  Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility.  These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility.  As the owner and operator of our properties, it is possible that we may have to arrange for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants

Some of our tenants may handle hazardous or toxic substances and wastes on our properties as part of their routine operations.  Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities.  We require the tenants, in their respective leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities.  We are unaware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

Other Federal, State, and Local Regulations

Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these various requirements, we may incur governmental fines or private damage awards.  Although we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make liquidating distributions to our stockholders.  We believe, based in part on engineering reports which we generally obtain at the time we acquire the properties, that all of our properties comply in all material respects with current regulations.  However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and to pay liquidating distributions could be adversely affected.

Insurance Operation Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to mainatain a minimum net worth of $120,000.  At December 31, 2010, we did not comply with the minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2010, at which time they agreed with our plan of transferring the insurance balances into a Liquidating Trust and dissolving our insurance operations once the transfer is completed.  The intent is to have this completed on or before the June 30, 2011 CIMA statutory filing deadline.

ITEM 1A.                      RISK FACTORS

You should carefully consider the specific factors listed below, together with the cautionary statement under the caption “Cautionary Statement Regarding Forward Looking Statements” and the other information included in this Report on Form 10-K. If any of the following significant risk factors set forth below actually occur, our business, financial condition, or results of operation could be materially adversely affected and the value of our common stock could decline.

Risks Related to our Organization and Structure

Our failure to qualify as a REIT would subject us to corporate level income tax, which would materially impact funds available for distribution.

We intend to operate in a manner so as to qualify as a REIT. Qualifying as a REIT will require us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, while we intend to qualify as a REIT, it may not be possible at this time to assess our ability to satisfy these various tests on a continuing basis.  Additionally, we cannot guarantee that our company will in fact qualify as a REIT or remain qualified as a REIT.

If we fail to qualify as a REIT in any year, we would be required to pay federal income tax on our net income. In order to pay this tax, we may need to borrow money or sell assets. Our payment of income tax would substantially decrease the amount of cash available to be distributed to our stockholders. In addition, we would no longer be required to distribute substantially all of our taxable income to our stockholders. Unless our failure to qualify as a REIT is excused under relief provisions of the federal income tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

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

Real Property Business, Investment, Diversification, and Environmental Risks

The majority of our real properties are currently comprised of six rentable real properties in the New York area, and we may not grow or diversify our real estate portfolio substantially in the future, leaving us vulnerable to New York area problems.

We own seven income producing real properties, six of which are located in New York City, and one of which is located near Hartford, Connecticut.  The six New York City real properties are commercial and are located in Queens and Brooklyn, New York.  New York City is the sole tenant of four of the properties. The lack of diversity in the properties which we own, and their principal tenant, New York City, should we not diversify, could increase your risk of owning our shares. Adverse conditions at that limited number of properties or in the location in which the properties exist would have a direct negative impact on your return as a stockholder.

Financing of our real property could lead to loss of the real property if there is a default.

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

Our real property, particularly those we may purchase in the future, will be subject to varying degrees of risk that generally arise from such ownership. The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability or unwillingness to do so may be impacted by employment and other constraints on their finances, including debts, purchases and other factors. Additionally, the ability of commercial tenants of commercial properties would depend upon their ability to generate income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants' ability to make lease payments and consequently would substantially reduce our income from operations and our ability to meet our debt service requirements and make distributions to you. These changes include, among others, the following:

●	changes in national, regional, or local economic conditions;

●	changes in local market conditions; and

●	changes in federal, state, or local regulations and controls affecting rents, prices of goods, interest rates, fuel, and energy consumption.

Due to these changes or others, tenants may be unable to make their lease payments. A default by a tenant, the failure of a tenant's guarantor to fulfill its obligations, or other premature termination of a lease could, depending upon the size of the leased premises and our ability to successfully find a substitute tenant, have a materially adverse effect on our revenues and the value of our common stock or our cash available for distribution to our stockholders.

If we are unable to find tenants for our properties, particularly those we may purchase in the future, or find replacement tenants when leases expire and are not renewed by the tenants, our revenues and cash available for distribution to our stockholders will be substantially reduced.

We may not be able to diversify our real property portfolio due to the number and size our our competitors.

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

If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases.  As a result, our results of operations and cash flow may be adversely affected.

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

Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you.

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

Outdoor Maintenance and Electrical Contracting Business Risk

Our outdoor maintenance businesses depend on large direct or indirect municipal contracts, which are subject to the conduct of customers and municipalities and require substantial capital, which may be difficult to obtain.

We operate several outdoor maintenance businesses focused on bus shelters, bill board advertising displays, and outdoor construction and maintenance support. Much of this business is related to large contracts between our customers and various municipalities. The loss by our customers of one or more of those contracts would have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risks related to additional investment, the capital may have to be funded by borrowing or asset sales since funding from our REIT operations is not likely, increasing the cost of such capital.

Our electrical contracting business depends largely on successful bids, profitable contracts, and performance.

We provide electrical contracting services to various customers. The loss of any of our larger customers or lack of acquiring new contracts would have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risks related to additional investment, the capital may have to be funded by borrowing or asset sales since funding from our REIT operations is not likely, increasing the cost of such capital.

Deterioration in economic conditions in general could reduce demand for our outdoor maintenance and our electrical construction services and as a result, reduce our earnings and affect our financial condition.

Changes in economic conditions may result in our customers facing bankruptcy or cutting back on spending, lowering the demand for our services. As a result, our results of operations and cash flow may be adversely affected.

Parking Facility Business Risk

We may not be able to expand our parking garage portfolio.

We currently operate a parking garage facility in New York City.  We entered this business in October 2010. As a new company entering an already established market, we may face competition in acquiring new facilities.  We may suffer losses if we cannot sustain profits and cannot expand our parking facility portfolio.

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

Prospective stockholders should understand that our common stock is illiquid, as there is currently no public market, and they must be prepared to hold their shares of common stock for an indefinite length of time. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While our Board of Directors may attempt to cause our common stock to be listed or quoted in the future, there can be no assurance that this event will occur. Accordingly, stockholders will find it difficult to resell their shares of common stock. Thus, our common stock should be considered a long-term investment. In addition, there are restrictions on the transfer of our common stock. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons at all times and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals and certain entities at all times. Our charter provides that no person may own more than 9.9% of the issued and outstanding shares of our common stock. Any attempted ownership of our shares that would result in a violation of one or more of these limits will result in such shares being transferred to an "excess share trust" so that such shares will be disposed of in a manner consistent with the REIT ownership requirements. In addition, any attempted transfer of our shares that would cause us to be beneficially owned by less than 100 persons will be void ab initio (i.e., the attempted transfer will be considered to never have occurred).

Our stockholder’ interests may be diluted by issuances under our 2007 Incentive Award Plan and other common stock issuances, which could result in lower returns to our stockholders.

We have adopted the 2007 Incentive Award Plan, under which 1,000,000 shares of common stock are reserved for issuance, and under which we may grant stock options, restricted stock, and other performance awards to our officers, employees, consultants, and independent directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders' investments.

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

Federal Income Tax and Regulatory Requirements

The requirement to distribute at least 90% of our taxable REIT income may require us to incur debt, sell assets or issue additional securities for cash, which would increase the risks associated with your investment.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our net income, other than any capital gains. To the extent that we distribute at least 90% but less than 100% of our net income in a calendar year, we will incur no federal corporate income tax on our distributed net income, but will incur a federal corporate income tax on any undistributed amounts. In addition, we will incur a 4% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal income tax law. We intend to distribute at least 90% of our net income to our stockholders each year so that we will satisfy the distribution requirement and avoid the 4% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. That timing difference could require us to borrow funds or raise additional capital to meet the distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. In the event that we don't distribute 100% of our net income, we will be subject to taxation at the REIT level on the amount of undistributed net income and to the extent we distribute such amount, you will be subject to taxation on it at the stockholder level.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires us to assess and attest to the effectiveness of our internal control over financial reporting. As of December 31, 2010, our independent registered public accounting firm is not required to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. If any deficiencies or material weaknesses exist as a result of our assessment of our internal controls over financial reporting, our financial statements may be materially adversely affected.

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

Joint venture investments may involve risks not present in a direct acquisition, including, for example:

●	the risk that our co-venturer or partner in an investment might become bankrupt;

●	the risk that such co-venturer or partner may at any time have economic or business interests or goals which are consistent with our business interests or goals; or

●
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

The risk associated with ownership of our common stock depends upon, among other factors, the amount of debt we incur. We have incurred and intend to incur additional indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90% of our taxable net income, excluding net capital gains, to our stockholders in each taxable year. Borrowing increases our business risks.

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

 Increases in interest rates will increase the amount of our debt services and increased interest payments will adversely affect our ability to make cash distributions to our stockholders.

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

The United States is presently experiencing a significant reduction in available credit.  When we acquire real property using a revolving credit facility, we plan to refinance the same with permanent mortgage lending on the real property.  If due to a lending contraction we are unable to find such financing with terms acceptable to us, we would be unable to restore the borrowings made under a revolving credit facility and we would be limited in further acquirements of real property.

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

Our charter limits the beneficial and constructive ownership of our capital stock by any single stockholder to 9.9% of the number of outstanding shares of each class or series of our stock including our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits the beneficial or constructive ownership of our capital stock by any stockholder that would result in (1) our capital stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our capital stock, applying broad attribution rules imposed by the federal tax laws, (3) our company otherwise failing to qualify as a REIT for federal tax purposes. In addition, any attempted transfer of our capital stock that would result in the Company being beneficially owned by less than 100 persons will be void ab initio (i.e., such transfer will be considered to never have happened). If you acquire shares in excess of the ownership limits or in violation of the ownership limitations, we:

●	will consider the transfer (in whole or part) to be null and void;

●	will not reflect the transaction on our books;

●	may institute legal action to enjoin the transaction;

●	will not pay dividends or other distributions to you with respect to those excess shares;

●	will not recognize your voting rights for those excess shares; and

●	will consider the excess shares held in trust for the benefit of a charitable beneficiary.

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

If you acquire our common stock in violation of the ownership limits or the restrictions on transfer described above:

●	you may lose your power to dispose of the stock;

●	you may not recognize profit from the sale of such stock if the “market price” of the stock increases; and

●	you may incur a loss from the sale of such stock if the “market price” decreases.

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

We presently have seven Board of Directors. Each director has or will have a three year term, and only approximately one-third of the directors will stand for election each year. Accordingly, in order to change a majority of our Board of Directors, a third party would have to wage a successful proxy contest in two successive years, which is a situation that may deter proxy contests.

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

None.

ITEM 2.                      PROPERTIES

Portfolio of Real Estate Investments

The following table sets forth information relating to each of our real estate investments in addition to the specific mortgages encumbering the properties:

Portfolio of Real Properties as of March 15, 2011:
Property and Location	Year Acquired	Leasable space – approximate sq. ft.	Average Annual Occupancy Rate	Total Annualized Rents Based on Occupancy $(000)	Mortgage Balance $(000)	Depreciated Cost of Land, Buildings & Equipment $(000)

147th Avenue Property, Jamaica, NY	A	Building 151,068 Land 286,057	100%	$2,800	$23,660 B	$563

Rockaway Beach Property, Queens, NY	A	Building 28,790 Land 131,802	100%	$600	$-	$101

24th Avenue Property, Elmhurst, NY	A	Building 118,430 Land 280,180	100%	$2,600	$21,840 B	$38,910

Guy Brewer Property, Jamaica, NY	A	Building 75,800 Land 201,078	100%	$1,500	$-	$23,106

Wortman Avenue Property, Brooklyn, NY	A	Building 27,250 Land 452,535	72%	$400	$-	$8,952

87th Street Property, East Elmhurst, NY	A	Building 52,020 Land 309,142	100%	$2,100	$-	$14,723

Farm Springs Property, Hartford, CT	2008	Building 107,654 Land 458,687	100%	$2,200	$-	$17,545

A.	Acquired by the Company in 2007 upon the consummation of the Reorganization. The Bus Companies acquired these properties from 10 to 70 years ago.

B.	These properties are all subject to a mortgage under the Hartford Loan Agreement in the principal amount of $45,500,000.

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

Regulations

Our real properties, as well as any other real properties that we may acquire in the future, are subject to various federal, state, and local laws, ordinances and regulations.  They include, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our properties.

Real Property Used By Us in Our Businesses

The real properties used by us for the day to day conduct of our businesses are as follows (all of which are leased):

Location	Square Footage/ Facility	Monthly Rent/ Expiration	Purpose
Lynbrook, NY	7,000/office	$18,262 / 8/31/15	Executive Offices
Long Island City, NY	14,000/building on 50,000/lot	$27,500 / 8/31/11	Shelter Express Corp, MetroClean Express Corp., Shelter Electric Maintenance Corp.
Long Island City, NY	2,000/office	$2,000 / 9/30/11	Shelter Electric Maintenance Corp.
New Rochelle, NY	13,000/building and land	$6,382.57 / 7/31/13	MetroClean Express Corp.
New York, NY	37,000/garage	$79,167 / 9/30/25	Shelter Parking Brevard LLC
Phoenix, AZ	6,200/building on 20,478/lot	$4,650 / 4/30/11	Shelter Clean of Arizona, Inc.
Sun Valley, CA	20,038/building on 39,460/lot	$15,914 / 6/30/15	Shelter Clean, Inc.
Signal Hill, CA	6,256/building on 20,250/lot	$5,000 / 6/30/13	Shelter Clean, Inc.

ITEM 3.                      LEGAL PROCEEDINGS

On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 303,480 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the “Claimants”) who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant’s common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company’s good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The claimants were seeking sums substantially in excess of the Company’s good faith offer. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the “Bus Companies”) was issued by the New York State Supreme Court, Nassau County and on November 7, 2009 a judgment was entered related to the decision.  In the Court’s decision, the Court determined that the equivalent of the fair value of the respondents’ shares in the Bus Companies immediately prior to the consummation of the Reorganization was equal to $11.69 per share of GTJ REIT common stock.  This decision resulted in additional payments due respondents in the aggregate amount of approximately $1.5 million which was paid on November 19, 2009. In addition, the Court awarded respondents 50% of their reasonable professional fees and costs, which amounted to approximately $0.5 million and was paid on January 6, 2010. Respondents were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The interest amounted to approximately $0.3 million and was paid on November 19, 2009. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and were not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

In addition to the above, we are involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

ITEM 4.                      REMOVED AND RESERVED

PART II

ITEM 5.                   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF
             EQUITY SECURITIES

Market for Common Equity

Currently, there is no public market for our common stock, and we do not expect a market to develop in the near future.  We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system in any established market either immediately or at any definite time in the future.  Therefore, it is likely that a stockholder may not be able to sell such stockholder’s common stock at a time or price acceptable to the stockholder.

Outstanding Common Stock and Holders

As of March 25, 2010, we had 13,529,131 shares issued and outstanding, held by approximately 430 shareholders of record.

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis.  On January 5, 2011, our Board of Directors declared a special distribution of $0.10 per share of common stock, payable with respect to the year ended December 31, 2010, to stockholders of record at the close of business on January 14, 2011 which was paid on January 21, 2011. The following table shows the declaration dates and the amounts distributed per share:

Declaration Date	Distribution Date	Amount Paid Per Share

January 5, 2010	January 22, 2010	$0.08
March 22, 2010	April 15, 2010	$0.08
June 17, 2010	July 15, 2010	$0.08
August 11, 2010	October 15, 2010	$0.08
November 9, 2010	January 15, 2011	$0.08

March 23, 2009	April 15, 2009	$0.08
June 10, 2009	July 15, 2009	$0.08
August 10, 2009	October 15, 2009	$0.08
November 9, 2009	January 15, 2010	$0.08

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

Equity Compensation Plan Information

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”).  The effective date of the Plan was June 11, 2007, subject to stockholder approval. The stockholders of the Company approved the Plan on February 7, 2008. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. See Item 11 and Footnote 11 of this Report Form 10-K for additional information regarding the Plan.

The following information is provided as of December 31, 2010 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)	(d)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Plan category
Equity compensation plans approved by security holders (1)	255,000	11.14	56,850	688,150
Equity compensation plans not approved by security holders	-	-	-	-
Total	255,000	11.14	56,850	688,150

(1)	This equity compensation is under the 2007 Stock Incentive Award Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not have a plan for the purchase of any shares of our common stock, and did not purchase any of the same in the year ended December 31, 2010.

ITEM 6.                      SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions “Balance Sheet Data”, “Operating Data”, “Per Share Data”, and “Other Data” have been derived from our audited consolidated financial statements and include all adjustments, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

Selected Financial Data
(in thousands, except per share data)

Year Ended December 31,	2010	2009	2008	2007	2006
Balance Sheet Data:
Total Assets	$140,514	$142,388	$142,573	$124,697	$23,942
Mortgage Note Payable	$45,500	-	-	-	-
Secured Revolving Credit Facility	$-	$43,215	$43,215	$20,000	$-

Operating Data:
Total Revenues	$32,255	$42,703	$41,358	$33,535	$3,908
Total Operating Expenses	$27,741	$34,636	$35,208	$26,027	$940
Income from Continuing Operations	$3,127	$4,076	$3,453	$6,592	$1,551
Net Income	$3,093	$4,069	$721	$5,400	$1,825

Per Share Data:
Income from Continuing Operations Basic and Diluted	$0.23	$0.30	$0.25	$0.81	$411.79
Net Income - Basic and Diluted	$0.23	$0.30	$0.05	$0.66	$484.53
Dividends Declared per Common Share	$0.40	$0.32	$0.34	$6.615	$-

Other Data:
Net Cash Flow Provided by (Used in):
Operating Activities	$1,500	$3,942	$6,783	$906	$2,990
Investing Activities	$(79)	$758	$(23,468)	$8,010	$285
Financing Activities	$(3,271)	$(4,436)	$17,768	$(4,857)	$(300)
Cash from discontinued operations	$118	$560	$(544)	$(2,216)	$5,533

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the portion that was used by one of our subsidiaries is available for lease. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we own a group of outdoor maintenance and our electrical contracting businesses. We will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

Revenue Recognition—Real Estate Operations:

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

Revenue Recognition-—Outside Maintenance and Shelter Cleaning Operations:

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

Revenue Recognition—Parking Garage Operations:

Our parking facility charges a monthly or hourly fee to provide parking services.  Revenue is recognized during the period services are performed.

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit histories with customers and their current financial conditions. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. We generally do not require collateral for trade receivables.

Real Estate Investments:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacements of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805, “Business Combinations.” We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to our history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

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

At December 31, 2010, we measured certain financial assets at fair value on a recurring basis, including available-for-sale securities. In accordance with ASC No. 820-10-35, the fair value of our available-for-sale securities were approximated on current market quotes received from financial sources that trade such securities.

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

Investment in Equity Affiliates:

We invest in joint ventures that are formed to perform electrical construction services. These investments are generally recorded under the equity or cost method of accounting as appropriate. We record our share of the net income and losses from the underlying properties and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statements of Income as income or losses from equity affiliates.

Variable Interest Entities:

We account for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50.  A VIE is defined an an entiy in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses.

As of December 31, 2010, we have one investment which was made to a VIE entity with an aggregate carrying amount of $0.8 million. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

Stock-Based Compensation:

We have a stock-based compensation plan, which is described in Note 11. We account for stock based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Results of Operations

The following results of operations pertain to GTJ REIT, Inc. for the years ended December 31, 2010, 2009, and 2008.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
Revenues:
Property rentals	$13,469	$13,190	$279	2%
Outdoor maintenance and cleaning operations	18,786	29,513	(10,727)	(36%)
Total revenues	32,255	42,703	(10,448)	(24%)
Operating expenses:
General and administrative expenses	9,909	11,535	(1,626)	(14%)
Equipment maintenance and garage expenses	1,706	2,188	(482)	(22%)
Transportation expenses	1,423	2,005	(582)	(29%)
Contract maintenance and station expenses	8,595	11,977	(3,382)	(28%)
Insurance and safety expenses	1,821	2,480	(659)	(27%)
Operating and highway taxes	1,344	1,593	(249)	(16%)
Other operating expenses	1,225	1,002	223	22%
Depreciation and amortization expense	1,718	1,856	(138)	(7%)
Total operating expenses	27,741	34,636	(6,895)	(20%)
Operating income	4,514	8,067	(3,553)	(44%)
Other income (expense):
Interest income	296	378	(82)	(22%)
Interest expense	(2,178)	(1,865)	(313)	17%
Change in insurance reserves	(341)	(294)	(47)	16%
Litigation settlement	-	(2,183)	2,183	(100%)
Other	861	(97)	958	(988%)
Total other income (expense):	(1,362)	(4,061)	2,699	(66%)
Income from continuing operations before income from equity affiliates and income taxes	3,152	4,006	(854)	(21%)
Income from equity affiliates	38	-	38	nm
Income before provision for income taxes	3,190	4,006	(816)	(20%)
Provision for (benefit from) income taxes	63	(70)	133	(190%)
Income from continuing operations, net of taxes	3,127	4,076	(949)	(23%)
Discontinued Operations:
Loss from operations of discontinued operations	(34)	(7)	(27)	386%
Net income	$3,093	$4,069	$(976)	(24%)

nm – not meaningful

Property Rental Revenues

Property rentals revenue increased $0.3 million, or 2%, to $13.5 million for the year ended December 31, 2010 from $13.2 million for the year ended December 31, 2009. This increase was primarily due to an increase in rent from a lease extension on one of our properties, a full year of rental revenue from a new tenant as compared to eight months of rental revenue over the same period, and an increase in tenant reimbursements.

Outside Maintenance and Cleaning Operations Revenues

Outside maintenance and cleaning operations revenues decreased $10.7 million, or 36%, to $18.8 for the year ended December 31, 2010 from $29.5 million for the year ended December 31, 2009. This decrease is primarily attributable to the decrease in revenue from the termination of the CEMUSA, Inc. contract on December 31, 2009 and a decrease in shelter installation revenue as a result of the completion of a contract in October 2009, a decrease in revenue from our traffic control services due to the current economic environment, partially offset by an increase in electrical contracting revenue related to new contracts and contracts acquired as part of the June 2009 transaction with Morales.

Operating Expenses

Operating expenses decreased $6.9 million, or 20%, to $27.7 million for the year ended December 31, 2010 from $34.6 million for the year ended December 31, 2009. This decrease is primarily due to a decrease in the costs associated with the CEMUSA contract which was terminated on December 31, 2009 and a contract which was completed in October 2009, as well as a decrease in professional fees and insurance, partially offset by increases in labor and materials related to new electrical contracting contracts and contracts acquired as part of the June 2009 transaction with Morales Electrical Contracting, Inc.

Other Income (Expense)

Other income (expense) decreased $2.7 million, or 66%, to ($1.4) million for the year ended December 31, 2010 from ($4.1) million for the year ended December 31, 2009. This decrease was primarily due to the settlement of the shareholder litigation matter in 2009 and a write off of a payable from a discontinued school bus operation, offset by an increase in our insurance reserves and an increase in interest expense as a result of the refinancing on July 1, 2010.

Provision For Income Taxes

The provision for income taxes represents federal, state and local taxes on income before income taxes for the year ended December 31, 2010 is primarily based on the taxable income of the taxable REIT subsidiaries. The provision for income taxes for the 2010 period was $63,000. The benefit from income taxes was $70,000 for an effective rate of 14.4% for the year ended December 31, 2009.

Loss from Operations of Discontinued Operations

Loss from discontinued operations reflects the operating results of the Paratransit business. The Paratransit business was discontinued on September 30, 2008 and had no operations for the years ended December 31, 2010 and 2009.

Net Income

For the year ended December 31, 2010, we had net income of $3.1 million compared to net income of $4.1 million for the year ended December 31, 2009. The changes in net income were primarily due to the factors discussed above.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2009	2008	Amount	Percent
Revenues:
Property rentals	$13,190	$12,185	$1,005	8%
Outdoor maintenance and cleaning operations	29,513	29,173	340	1%
Total revenues	42,703	41,358	1,345	3%
Operating expenses:
General and administrative expenses	11,535	11,498	37	nm
Equipment maintenance and garage expenses	2,188	2,840	(652)	(23%)
Transportation expenses	2,005	2,494	(489)	(20%)
Contract maintenance and station expenses	11,977	11,912	65	1%
Insurance and safety expenses	2,480	2,740	(260)	(9%)
Operating and highway taxes	1,593	1,479	114	8%
Other operating expenses	1,002	937	65	7%
Depreciation and amortization expense	1,856	1,308	548	42%
Total operating expenses	34,636	35,208	(572)	(2%)
Operating income	8,067	6,150	1,917	31%
Other income (expense):
Interest income	378	305	73	24%
Interest expense	(1,865)	(2,333)	468	(20%)
Change in insurance reserves	(294)	34	(328)	(965%)
Litigation settlement	(2,183)	-	(2,183)	nm
Other	(97)	(120)	23	(19%)
Total other income (expense):	(4,061)	(2,114)	(1,947)	92%
Income from continuing operations before income taxes	4,006	4,036	(30)	(1%)
(Benefit from) provision for income taxes	(70)	583	653	(112%)
Income from continuing operations	4,076	3,453	623	18%
Discontinued Operation:
Loss from operations of discontinued operation, net of taxes	(7)	(2,732)	2,725	99%
Net income	$4,069	$721	$3,348	464%

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

Outside Maintenance and Cleaning Operations Revenues

Outside maintenance and cleaning operations revenues increased $0.3 million to $29.5 for the year ended December 31, 2009 from $29.2 million for the year ended December 31, 2008. The increase was primarily due to an increase in electrical construction services, increase in street furniture installations, and increase in contracts associated with the traffic control division, partially offset by a decrease in ancillary maintenance services and decrease in maintenance due to the economic environment as compared to the year ended December 31, 2008.

Operating Expenses

Operating expenses decreased $0.6 million, or 2%, to $34.6 million for the year ended December 31, 2009 from $35.2 million for the year ended December 31, 2008. This decrease is primarily due to a reduction in remediation expense partially offset by an increase in expenses associated with our electrical contracting business, direct labor, sub contracting and supplies associated with an increase in street furniture installation and an increase in amortization of intangibles associated with the electrical contractor acquisition and an increase in depreciation expense related to the Farmington, CT property offset by decreases in professional fees and fuel prices over the same period in 2008.

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

Provision For Income Taxes

The benefit from income taxes represents federal, state and local taxes on income before income taxes for the year ended December 31, 2009 is primarily based on the taxable income of the taxable REIT subsidiaries offset by the benefit of deferred taxes for the same period. The benefit from income taxes for the 2009 period was $70,000. The provision for income taxes was $583,000 for an effective rate of 14.4% for the year ended December 31, 2008.

Loss from Operations of Discontinued Operation

Loss from operations of discontinued operation reflects the operating results of the Paratransit business. The Paratransit business was discontinued on September 30, 2008 and reflects no operations for the year ended December 31, 2009 compared to a loss from operations and the winding down of the Paratransit business for the year ended December 31, 2008.

Net Income

For the year ended December 31, 2009, we had net income of $4.1 million compared to net income of $0.7 million for the year ended December 31, 2008. The changes in net income were primarily due to the factors discussed above.

Financings

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

Earnings and Profit Distribution

In 2007, we were required to make a one-time distribution of undistributed historical earnings and profits of the Bus Companies. On August 20, 2007, the Board of Directors declared a one-time special distribution of accumulated earnings and profits on our common stock of $6.40 per share, payable in approximately $20.0 million of cash and in 3,775.400 shares of our common stock which was valued at $11.14. The special distribution aggregated to approximately $62.1 million.  The holders of our shares as of the close of business on August 20, 2007, the record date for the special distribution (the “Holders”), were eligible for the special distribution.  The Holders were required to make an election as to the amount of our shares and/or cash the Holders wished to receive as their respective portion of the special distribution.  Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and shares they elected, but could be based on a pro ration of the available cash after all elections (i.e.: not on a first come-first served basis).

As of December 31, 2010, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed to the holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of $0.1 million is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2010. Cash payments were funded from borrowings under our credit facility.

Contractual Obligations

We, through our subsidiaries, lease certain operating facilities and certain equipment under operating leases, expiring at various dates through fiscal 2015. In addition, we, through our subsidiaries, have a mortgage payable as described in detail above. The table below summarizes the principal balances of our obligations for indebtedness and lease obligations as of December 31, 2010 in accordance with their required payment terms (in thousands):

	Payments due by calendar year period
	Total	2011	2012-2013	2014-2015	Thereafter

Contractual Obligations-Mortgage Payable	$45,500	$-	$-	$-	$45,500
Operating Lease Obligations	17,860	1,768	3,016	2,712	10,364
	$63,360	$1,768	$3,016	$2,712	$55,864

Net Cash Flows

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Operating Activities

Net cash provided by operating activities was $1.5 million for 2010 compared to net cash provided by operating activities of $3.9 million in 2009. For 2010, cash provided by operating activities was primarily related to (i) income from continuing operations of $3.1 million, (ii) depreciation and amortization expense of $2.4 million, (iii) changes in accounts payable and other liabilities of $2.5 million, (iv) stock-based compensation of $0.4 million, offset by (v) changes in insurance reserves of $0.1 million, and (vi) changes in other assets of $1.5 million.

For 2009, cash provided by operating activities was primarily related to (i) income from continuing operations of $4.1 million, (ii) depreciation and amortization expense of $2.9 million, (iii) changes in accounts payable and other liabilities of $01 million, (iv) provision for doubtful accounts of $0.1 million, (v) stock-based compensation of $0.1 million, offset by (vi) changes in insurance reserves of $0.4 million and (vii) changes in other assets of $2.5 million.

Investing Activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2010 compared to cash provided by investing activities of $0.8 million for the year ended December 31, 2009. For 2010 cash provided by investing activities was primarily related to (i) proceeds from the sale of investments of $0.9 million and (ii) changes in restricted cash of $0.2 million offset by (iii) the purchase of investments of $0.4 million and (iv) purchases of machinery and equipment of $0.8 million. For 2009 cash provided by investing activities was primarily related to (i) proceeds from the sale of investments of $1.3 million and (ii) changes in restricted cash of $0.9 million offset by (iii) the purchase of investments of $0.1 million (iv) the purchase of intangible assets of $0.4 million and (v) purchases of property and equipment of $0.9 million.

Financing Activities

Net cash used in financing activities of $3.3 million for the year ended December 31, 2010 was primarily related to (i) repayment of our revolving credit facility of $43.2 million, (ii) dividend payments of $5.4 million, and (iii) payments for earnings and profits of $0.2 million, offset by proceeds from debt refinancing of $45.5 million. Net cash used in financing activities in 2009 primarily related to dividend payments.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three years ended December 31, 2010 (amounts in thousands).

	Year Ended December 31,
	2010	2009	2008

Net Income	$3,093	$4,069	$721
Plus: Real property depreciation	1,298	1,117	331
Amortization of intangible assets	926	1,142	682
Amortization of deferred leasing costs	106	102	101
Funds from operations (FFO)	5,423	6,430	1,835
Loss from Taxable-REIT Subsidiaries	3,346	103	3,367
Amortization of intangible assets of Taxable-REIT Subsidiaries	(108)	(324)	-
Adjusted funds from operations (AFFO)	$8,661	$6,209	$5,202

FFO per common share - basic and diluted	$0.40	$0.48	$0.14
AFFO per common share - basic and diluted	$0.64	$0.46	$0.39
Weighted average common shares outstanding - basic and diluted	13,503,120	13,472,281	13,472,281

Net Cash Flows

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Operating Activities

Net cash provided by operating activities was $3.9 million for 2009 compared to net cash provided by operating activities of $6.8 million in 2008. For 2009, cash provided by operating activities was primarily related to (i) income from continuing operations of $4.1 million, (ii) depreciation and amortization expense of $2.9 million, (iii) changes in accounts payable and other liabilities of $0.1 million, (iv) provision for doubtful accounts of $0.1 million, (v) stock-based compensation of $0.1 million, offset by (vi) changes in insurance reserves of $0.4 million and (vii) changes in other assets of $2.5 million.

For 2008, cash provided by operating activities was primarily related to (i) income from continuing operations of $3.5 million, (ii) depreciation and amortization expense of $2.3 million, (iii) changes in accounts payable and other liabilities of $0.5 million, (vi) provision for deferred taxes of $0.4 million, (v) changes in other assets of $0.5 million, (vi) stock-based compensation of $0.2 million, offset by (vii) changes in insurance reserves of $0.9 million.

Investing Activities

Net cash provided by investing activities was $0.8 million for the year ended December 31, 2009 compared to cash used in investing activities of $23.5 million for the year ended December 31, 2008. For 2009 cash provided by investing activities was primarily related to (i) proceeds from the sale of investments of $1.3 million and (ii) changes in restricted cash of $0.9 million offset by (iii) the purchase of investments of $0.1 million (iv) the purchase of intangible assets of $0.4 million and (v) purchases of machinery and equipment of $0.9 million. For the 2008 year, cash used in investing activities primarily related to real estate assets acquired of $23.4 million.

Financing Activities

Net cash used in financing activities of $4.4 million for the year ended December 31, 2009 was primarily related to dividend payments of $4.3 million. Net cash provided by financing activities in 2008 of $17.8 million primarily related to the proceeds from the revolving credit facility of $23.2 million offset by dividend payments of $4.9 million and payments of the earnings and profits distribution of $0.5 million.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of December 31, 2010 and December 31, 2009, we have recorded a liability for remediation costs of approximately $0.6 million and $1.1 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Operations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to mainatain a minimum net worth of $120,000.  At December 31, 2010, we did not comply with the minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2010, at which time they agreed with our plan of transferring the insurance balances into a Liquidating Trust and dissolving our insurance operations once the transfer is completed.  The intent is to have this completed on or before the June 30, 2011 CIMA statutory filing deadline.

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

Off Balance Sheet Arrangements

As part of our outdoor maintenance and electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of December 31, 2010, we have one performance bond outstanding in the amount of $5.8 million.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, we did not have any variable rate liabilities.

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

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Melville, New York
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GTJ REIT, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of GTJ REIT, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the Company's consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ WeiserMazars LLP
(formerly Weiser LLP)
New York, New York
March 31, 2009

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
ASSETS	2010	2009

Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,539	24,362
	113,123	112,946
Less: accumulated depreciation and amortization	(9,221)	(8,136)
Net operating real estate	103,902	104,810
Cash and cash equivalents	11,174	12,906
Available for sale securities	2,748	3,199
Restricted cash	875	1,066
Accounts receivable, net	4,476	5,944
Other assets	9,663	7,400
Deferred charges, net	3,368	1,855
Assets of discontinued operation	10	162
Intangible assets, net	1,810	2,736
Machinery and equipment, net	2,488	2,310
Total assets	$140,514	$142,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$45,500	$-
Secured revolving credit facility	-	43,215
Accounts payable and accrued expenses	719	799
Unpaid losses and loss adjustment expenses	2,174	2,236
Other liabilities, net	3,630	5,824
Total liabilities	52,023	52,074

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,529,131 and 13,472,281 shares issued and outstanding at December 31, 2010 and 2009, respectively	1	1
Additional paid-in capital	137,470	137,033
Cumulative distributions in excess of net income	(49,398)	(47,087)
Accumulated other comprehensive income	418	367
Total stockholders’ equity	88,491	90,314
Total liabilities and stockholders’ equity	$140,514	$142,388

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2010	2009	2008
Revenues:
Property rentals	$13,469	$13,190	$12,185
Outdoor maintenance and cleaning operations	18,786	29,513	29,173
Total revenues	32,255	42,703	41,358
Operating expenses:
General and administrative expenses	9,909	11,535	11,498
Equipment maintenance and garage expenses	1,706	2,188	2,840
Transportation expenses	1,423	2,005	2,494
Contract maintenance and station expenses	8,595	11,977	11,912
Insurance and safety expenses	1,821	2,480	2,740
Operating and highway taxes	1,344	1,593	1,479
Other operating expenses	1,225	1,002	937
Depreciation and amortization expense	1,718	1,856	1,308
Total operating expenses	27,741	34,636	35,208
Operating income	4,514	8,067	6,150
Other income (expense):
Interest income	296	378	305
Interest expense	(2,178)	(1,865)	(2,333)
Change in insurance reserves	(341)	(294)	34
Litigation settlement	-	(2,183)	-
Other	861	(97)	(120)
Total other income (expense):	(1,362)	(4,061)	(2,114)
Income from continuing operations before income from equity affiliates and income taxes	3,152	4,006	4,036
Income from equity affiliates	38	-	-
Income before provision for income taxes	3,190	4,006	4,036
Provision (benefit) for income taxes	63	(70)	583
Income from continuing operations, net of income taxes	3,127	4,076	3,453
Discontinued Operations:
Loss from discontinued operations	(34)	(7)	(2,732)
Net income	$3,093	$4,069	$721
Income per common share--basic and diluted:
Income from continuing operations	$0.23	$0.30	$0.25
Loss from discontinued operations	$-	$-	$(0.20)
Net income	$0.23	$0.30	$0.05
Weighted-average common shares outstanding--basic and diluted	13,503,120	13,472,281	13,472,281

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 AND COMPREHENSIVE INCOME
 (amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2007	-	$-	13,472,281	$1	$136,687	$(42,985)	$510	$94,213

Distributions - common stock, $0.34 per share	-	-	-	-	-	(4,581)	-	(4,581)
Stock-based compensation	-	-	-	-	220	-	-	220
Issuance of restricted stock	-	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	721	-	721

Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(218)	(218)
Total comprehensive income	-	-	-	-	-	-	-	503
Balance at December 31, 2008	-	$-	13,472,281	$1	$136,907	$(46,845)	$292	$90,355
Distributions - common stock, $0.32 per share	-	-	-	-	-	(4,311)	-	(4,311)
Stock-based compensation	-	-	-	-	126	-	-	126
Issuance of restricted stock	-	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	4,069	-	4,069

Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	75	75
Total comprehensive income	-	-	-	-	-	-	-	4,144
Balance at December 31, 2009	-	$-	13,472,281	$1	$137,033	$(47,087)	$367	$90,314
Distributions - common stock, $0.40 per share	-	-	-	-	-	(5,404)	-	(5,404)
Stock-based compensation	-	-	-	-	437	-	-	437
Issuance of restricted stock	-	-	56,850	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	3,093	-	3,093

Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	51	51
Total comprehensive income	-	-	-	-	-	-	-	3,144
Balance at December 31, 2010	-	$-	13,529,131	$1	$137,470	$(49,398)	$418	$88,491

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,093	$4,069	$721
Loss from discontinued operation	34	7	2,732
Income from continuing operations	3,127	4,076	3,453
Adjustments to reconcile net income to net cash provided by operating activities
Provisions for deferred taxes	-	-	421
Stock-based compensation	437	126	220
Changes in insurance reserves	(63)	(434)	(919)
Provisions for doubtful accounts	-	119	-
Earnings from equity affiliates	(38)	-	-
Depreciation and amortization	1,503	1,429	1,308
Other	-	-	125
Amortization of deferred financing costs	207	203	203
Amortization of deferred charges	106	102	101
Amortization of intangible assets	926	1,142	682
Changes in operating assets and liabilities:
Accounts receivable	1,468	(232)	219
Other assets	(2,225)	(2,288)	504
Deferred charges	(1,826)	(31)	-
Accounts payable and other liabilities	(2,122)	(89)	466
Net cash provided by operating activities	1,500	4,123	6,783
Investing activities:
Real estate assets acquired	-	-	(19,781)
Intangible assets acquired	-	(442)	(3,614)
Purchases of machinery and equipment	(773)	(918)	(1,213)
Purchase of investments	(430)	(108)	(354)
Proceeds from sale of investments	933	1,296	638
Restricted cash	191	930	856
Net cash (used in) provided by investing activities	(79)	758	(23,468)
Financing activities:
Proceeds from debt refinancing	45,500	-	23,215
Debt repayment	(43,215)	-	-
Dividends paid	(5,404)	(4,311)	(4,918)
Earnings and profits distribution	(152)	(125)	(529)
Net cash (used in) provided by financing activities	(3,271)	(4,436)	17,768
Cash flow provided by (used in) discontinued operations:
Operating activities	118	560	(544)
Net (decrease) increase in cash and cash equivalents	(1,732)	1,005	539
Cash and cash equivalents at the beginning of period	12,906	11,901	11,362
Cash and cash equivalents at the end of period	$11,174	$12,906	$11,901
Supplemental cash flow information:
Interest paid	$1,970	$1,663	$2,137
Cash paid for taxes	$63	$161	$129
Assumption of liabilities from assets acquired	$-	$505	$-

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut. In addition, the Company, through its taxable REIT subsidiaries, provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York, and beginning October 1, 2010, operates and manages parking facilities located in New York City.

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

At December 31, 2010, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

Reorganization:

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Each stockholder elected to receive cash or stock, or a combination of both. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution would total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.8 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.2 million is included in other liabilities in the consolidated balance sheet at December 31, 2010. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

On August 13, 2010, the Company formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a parking garage facility at 245 East 54th Street and commenced operations on October 1, 2010.

Basis of Presentation and Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2010

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

On March 3, 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23.4 million including closing costs.  The property is triple net leased to a single tenant under a long-term lease arrangement. The cost of approximately $19.8 million was allocated to land, buildings and improvements, approximately $2.2 million to in-place lease intangibles and approximately $1.4 million to above market leases. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets for the years ended December 31, 2010, 2009, and 2008 was approximately $818,000, $818,000, and $682,000, respectively.

The results of operations of the acquired office building have been included in operations from the date of acquisition, March 3, 2008.

Proforma rental revenue (unaudited) for the year ended December 31, 2008 was $2.2 million. Pursuant to the terms of the lease between the former landlord and the single tenant, the single tenant is responsible for all operating expenses related to the property, including insurance and property taxes. Accordingly, such expenses have been excluded from the proforma information.

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

 Deferred Charges:

Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing costs (which are amortized over the terms of the respective debt agreements).

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment at December 31, 2010 and 2009.

Reportable Segments:

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

●
Outside Maintenance, Shelter Cleaning Operations, Electrical Contracting, and Parking Operations provide outside maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and operate and manage parking facilities in the New York area.

●
Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC No. 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the year ended December 31, 2010, five tenants included in the consolidated statement of income, constituted approximately 66%, 16%, 12%, 5% and less than 1% of rental revenue, whereas for the year ended December 31, 2009, five tenants, constituted approximately 67%, 16%, 12%, 4% and less than 1% of rental revenue, and for the year ended December 31, 2008, four tenants constituted approximately 72%, 14%, 11% and 3% of rental income.

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $6.7 million and $5.3 million at December 31, 2010 and December 31, 2009, respectively (see Note 5).

Property operating expense recoveries from tenants of common area maintenance, real estate and other recoverable costs are recognized in the period the related expenses are incurred.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Revenue Recognition—Parking Garage Operations:

Our parking facility charges a monthly or hourly fee to provide parking services.  Revenue is recognized during the period services are performed.

Revenue Recognition—Insurance Operations:

Premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. No premiums were earned for the years ended December 31, 2010, 2009, and 2008.

Earnings Per Share Information:

In accordance with ASC No. 260-10-45, the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings per share and stock option awards were excluded in the computation of diluted earnings per share because the stock option awards would have been antidilutive for the periods presented.

Discontinued Operations:

The consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with ASC No. 205-20-55 for the years ended December 31, 2010, 2009, and 2008.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses. At December 31, 2010 and 2009, the Company had restricted cash in the amount of $0.9 million and $1.1 million, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit histories with customers and their current financial conditions. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the periods in which the estimates are revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2010 and 2009, the Company does not have a liability for unrecognized tax positions.

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

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 7 and 16).

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, which from time-to-time exceed the Federal depository insurance coverage. Cash balances are fully insured by the Federal Deposit Insurance Corporation through December 31, 2012.

Investment in Equity Affiliates:

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting. Under the equity method of accounting, the Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statements of Income as income or losses from equity affiliates.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Variable Interest Entities:

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50.  A VIE is defined an an entiy in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses.

As of December 31, 2010, the Company has one investment which was made to a VIE with an aggregate carrying amount of $0.8 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method of accounting.

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

At December 31, 2010 the Company was not a party to any derivative financial instruments as a result of the repayment of the revolving credit facility on June 30, 2010.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 11. The Company accounts for stock-based compensation in accordance with ASC No. 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC No. 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed against earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

2.           REAL ESTATE:

The Company’s components of rental property consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Land	$ 88,584	$ 88,584
Buildings and improvements	24,539	24,362
	113,123	112,946
Accumulated depreciation and amortization	(9,221)	(8,136)
Net operating real estate	$ 103,902	$ 104,810

Substantially all of these assets have been pledged as collateral for debt obligations (see Note 10).

Information relating to real estate and accumulated depreciation as of December 31, 2010 are as follows (in thousands):

Description	Encum-brances	Initial Costs Land	Initial Costs Buildings	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2010	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired	Depreciable Lives

Farms Springs Road	$-	$3,533	$16,248	$-	$19,781	$2,236	$17,545	2008	10-25 years
165-25 147th Avenue	$250	$360	$3,821	$1,314	$5,495	$4,932	$563	(A)	10-25 years
49-19 Rockaway Blvd.	$250	$74	$783	$673	$1,530	$1,429	$101	(A)	10-25 years
85-01 24th Avenue	$250	$38,210	$937	$-	$39,147	$237	$38,910	(A)	10-25 years
114-15 Guy Brewer Blvd.	$250	$23,100	$6	$-	$23,106	$-	$23,106	(A)	10-25 years
612 Wortman Avenue	$-	$8,907	$117	$317	$9,341	$387	$8,954	(A)	10-25 years
23-85 87th Street	$-	$14,400	$323	$-	$14,723	$-	$14,723	(A)	10-25 years
	$1,000	$88,584	$22,235	$2,304	$113,123	$9,221	$103,902

(A)	Acquired by the Company in March 2007 upon the reorganization. See Note 1 to financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

2.             REAL ESTATE (Continued):

The changes in real estate for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balance at beginning of year	$112,946	$112,806	$93,025
Property acquisitions	-	-	19,781
Improvements	177	140	-
Retirements / disposals	-	-	-
Balance at end of year	$113,123	$112,946	$112,806

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2010 was approximately $49,496.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for three years ended December 31, 2010 are as follows:
	2010	2009	2008
Balance at beginning of year	$8,136	$7,019	$6,036
Depreciation for year	1,085	1,117	983
Retirements / disposals	-	-	-
Balance at end of year	$9,221	$8,136	$7,019

3.           AVAILABLE FOR SALE SECURITIES:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statement of income when incurred.

The following is a summary of available-for-sale-securities at December 31, 2010 and 2009 (in thousands):

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2010

Equity securities	$-	$-	$338	$338
Money market fund	752	752	-	752
U.S. Treasury/U.S. Government debt securities	1,597	1,602	56	1,658
Total available-for-sale securities	$2,349	$2,354	$394	$2,748

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2009

Equity securities	$-	$-	$267	$267
Money market fund	897	897	-	897
U.S. Treasury/U.S. Government debt securities	1,953	1,960	75	2,035
Total available-for-sale securities	$2,850	$2,857	$342	$3,199

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

3.           AVAILABLE FOR SALE SECURITIES (Continued):

Accumulated other comprehensive income for the years ended December 31, 2010 and 2009 includes net unrealized holding gains of approximately $51,000 and $75,000, respectively. No amounts were reclassified from other comprehensive income to income for the years ended December 31, 2010 and 2009, respectively.

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of December 31, 2010:

		Estimated
	Amortized	Fair
	Cost	Value
Due in:
2011	$ 235	$ 237
2012 – 2016	1,107	1,155
2017 – 2021	160	166
2022 and later	100	100
Total	$ 1,602	$ 1,658

Proceeds from the sale of available-for-sale securities amounted to approximately $0.9 million, $1.3 million, and $0.6 million, in 2010, 2009, and 2008, respectively, principally from the maturity of the available-for-sale securities. The Company sold the available-for-sale securities at their face value and therefore did not recognize any gains or losses from the sale of available-for-sale securities in 2010, 2009, and 2008, respectively.

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

 The following table sets forth the detail of the Company’s loss from discontinued operations (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

Revenues	$-	$-	$9,467
Loss, net of taxes	$(34)	$(7)	$(2,732)

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

4.           DISCONTINUED OPERATIONS (Continued):

The following table presents the major classes of assets and liabilities of the Paratransit Operations as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Assets:
Cash	$9	$3
Accounts receivable	-	150
Prepaid expenses and other	1	9
Total assets	$10	$162
Accounts payable and accrued liabilities	$-	$-

Net cash provided by (used in) discontinued operations was $0.1 million, $0.6 million, and $(0.5) million, for the years ended December 31, 2010, 2009, and 2008, respectively.

5.           OTHER ASSETS, NET:

Other assets, net, consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Prepaid expenses	$207	$273
Prepaid and refundable income taxes	72	90
Rental income in excess of amount billed	6,736	5,324
Costs in excess of billings	739	778
Investment in equity affiliates	39	-
Notes receivable	1,331	594
Other assets	539	341
	$9,663	$7,400

6.           UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

The liability for losses and loss adjustment expenses with certain previous claims is summarized as follows (in thousands):

	December 31, 2010	December 31, 2009

Reported claims	$2,042	$1,973
Provision for incurred but not reported claims	132	263
	$2,174	$2,236

Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $2.2 million at December 31, 2010 and 2009, respectively. An actuarial study was independently completed which estimated that at December 31, 2010, the total outstanding losses at an expected level, are between $1.3 million and $1.6 million. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.  In addition, the provision includes $0.8 million for outstanding losses which was not a part of the actuarial study.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

7.           OTHER LIABILITIES, NET:

Other liabilities consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Accrued dividends	$1,082	$1,078
Accrued earnings and profits distribution	99	253
Accrued professional fees	199	245
Accrued wages	110	201
Accrued vacation	185	131
Accrued environmental costs	600	1,082
Accrued litigation settlement costs	-	445
Deposit liability	7	42
Deferred tax liability	23	23
Prepaid rent	380	378
Contract billings in excess of costs	415	589
Liabilities of discontinued former bus operations (1)	-	853
Other	530	504
	$3,630	$5,824

(1) Includes write off of a payable from a discontinued bus operation.

8.           COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

The following tables present the uncompleted contracts in progress:

	December 31, 2010	December 31, 2009
Costs on contracts in progress	$1,590	$924
Estimated earnings	378	192
	1,968	1,116
Less: billings to date	(1,644)	(927)
	$324	$189

The excess of billings over revenues earned to date and revenues earned to date over billings are included in other liabilities and other assets, respectively, on the accompanying consolidated balance sheets as of:

	December 31, 2010	December 31, 2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$739	$778
Billings in excess of costs and estimated earnings on uncompleted contracts	(415)	(589)
	$324	$189

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9.    MORTGAGE NOTE PAYABLE:

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

10.           SECURED REVOLVING CREDIT FACILITY:

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

11.           STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which 13,472,281 has been issued. On June 17, 2010, the Company issued 56,850 restricted shares of common stock under its stock incentive plan. As of December 31, 2010, a total of 13,529,131 shares have been issued by the Company (see Note 1).

Preferred Stock:

 The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Dividend Distributions:

On January 5, 2011, our Board of Directors declared a special distribution of $0.10 per share of common stock, payable with respect to the year ended December 31, 2010, to stockholders of record at the close of business on January 14, 2011 which was paid on January 21, 2011. The following table shows the dividends declared for the years ended December 31, 2010 and 2009:

Declaration	Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 4, 2010	December 31, 2009	January 15, 2010	January 22, 2010	$ 0.08
March 22, 2010	March 31, 2010	March 31, 2010	April 15, 2010	$ 0.08
June 17, 2010	June 30, 2010	June 30, 2010	July 15, 2010	$ 0.08
August 11, 2010	September 30, 2010	September 30, 2010	October 15, 2010	$ 0.08
November 9, 2010	December 31, 2010	December 31, 2010	January 15, 2010	$ 0.08

March 23, 2009	March 31, 2009	March 31, 2009	April 15, 2009	$ 0.08
June 10, 2009	June 30, 2009	June 30, 2009	July 15, 2009	$ 0.08
August 10, 2009	September 30, 2009	September 30, 2009	October 15, 2009	$ 0.08
November 9, 2009	December 31, 2009	December 31, 2009	January 15, 2010	$ 0.08

Stock-Based Compensation:

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
DECEMBER 31, 2010

11.           STOCKHOLDERS’ EQUITY (Continued):

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

The following table presents the activity of options outstanding under the Plan for the year ended December 31, 2010:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	255,000	$11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at December 31, 2010 (2)	255,000	$11.14	$1.90
Options vested and exercisable at December 31, 2010	255,000	$11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 7.1 years.
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

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2010 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of December 31, 2010.

As of December 31, 2010, there was approximately $10,000 of unamortized stock compensation related to nonvested stock option grants awarded under the Plan. The remaining unamortized expense is expected to be recognized in January 2011.   For the years ended December 31, 2010, 2009, and 2008 stock compensation expense relating to these stock option grants was approximately $127,000, $127,000 and $220,000, respectively.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives were vested as of the grant date and one fourth will vest each year on the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC No. 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2010, 2009, and 2008, stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $310,000, $0, and $0, respectively.  As of December 31, 2010, there was approximately $88,000 of unamortized stock compensation related to restricted stock.

At December 31, 2010, 255,000 stock options were outstanding, all of which were exercisable, and 56,850 shares of restricted stock were outstanding, 24,675 of which were vested. At December 31, 2010, 688,150 shares of the Company’s common stock remain available for future issuance under the Plan.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

11.           STOCKHOLDERS’ EQUITY (Continued):

Special Distribution of Earnings and Profits:

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

As of December 31, 2010, cash of approximately $19.9 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2010.

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

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Year Ended December 31,
Numerator:	2010	2009	2008
Net income	$3,093	$4,069	$721
Denominator:
Weighted average common shares outstanding-basic and diluted	13,503,120	13,472,281	13,472,281
Basic and Diluted Per Share Information:
Net income per share—basic and diluted	$0.23	$0.30	$0.05

13.           OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits for its non-union employees under a defined contribution 401(k) plan (the “Plan”) which covers all employees who, at the Plan’s anniversary date, had completed one year of service and are at least 21 years of age.  Contributions to the Plan and charged to benefit costs for the years ended December 31, 2010, 2009, and 2008 were $208,944, $218,742, and $228,475, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

13.           OTHER RETIREMENT BENEFITS (Continued):

The Company sponsors retirement benefits to its union employees under a defined contribution 401(k) plan (the “Plan”) which covers all employees who, at the Plan’s anniversary date, had completed one year of service and are at least 21 years of age. Contributions to the Plan and charged to benefit costs for the years ended December 31, 2010, 2009, and 2008 were $272,627, $331,546, and $297,860, respectively.

The Company participates in a multiemployer plan that provides additional retirement benefits. Contributions to the Plan and charged to benefit costs for the years ended December 31, 2010, 2009, and 2008 were $200,227, $399,321, and $263,626, respectively.

14.           RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the years ended December 31, 2010, 2009, and 2008 were $267,056, $473,309, and $927,867, respectively.

Paul A. Cooper is an officer and director of the Company and is the son of Jerome Cooper (Chairman of the Board). In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. The Company began occupying the space in January 2006. In March 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company expiring August 31, 2010, at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000. In January 2010, the Company executed an extension option under the lease agreement for an additional five year term until August 31, 2015 at an annual rent of approximately $219,000.

Lighthouse Real Estate Advisors, LLC (“LREA”), and Lighthouse Real Estate Management, LLC (“LREM”), affiliates of Lighthouse, of which Paul A. Cooper is a member, received leasing commissions between 2003 and 2006 in the aggregate amount of approximately $3.8 million for the leasing of the four bus depots to New York City and the property occupied by Avis Rent-A-Car System, Inc.

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity”) a tenant at one of the Company’s rental properties. Varsity entered into a lease which terminated in 2010 and was subject to four 5 year options to extend the term of the lease in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and will be subject to increase in accordance with the lease agreement for the remaining four years. Varsity also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is a compensated employee of Varsity Bus Co., Inc.

Michael Kessman, the Chief Accounting Officer of the Company, provides accounting services to Varsity.  In addition, Mr. Kessman is also a member of Varsity’s Board of Directors.

15.           INCOME TAXES:

Effective July 1, 2007, the Company elected to be taxed as a REIT under Section 856(c) of the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to it stockholders equal at least the amount at its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable minimum tax and may not be able to qualify as a REIT for subsequent taxable years). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries are subject to federal, state, and local income taxes.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

15.           INCOME TAXES (Continued):

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Income from continuing operations before income from equity affiliates and income taxes	$3,190	$4,006	$4,036
Less: GAAP net loss (income) of taxable subsidiaries	(3,274)	195	(138)
GAAP net income from REIT operations	6,464	4,201	3,898
Prepaid expenses	-	(32)	88
Stock-based compensation	264	126	220
Remediation costs paid - deductible for tax purposes	(469)	(480)	518
Deferred income	-	3	375
Estimated tax depreciation in excess of book depreciation	1,010	1,010	891
Litigation settlement – non deductible for tax purposes	-	1,914	-
Interest income	(68)	-	-
Deferred rent	(1,424)	(1,445)	(1,359)
Adjustable taxable income subject to 90% dividend requirements	$5,777	$5,297	$4,631

Dividend distributions for the year ended December 31, 2010 were characterized for federal income tax purposes as 100% ordinary income.

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

The provisions for (benefit from) income taxes from continuing operations for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$-	$-	$(77)
State and local	63	65	239
Deferred	-	(135)	421
Total tax provision (benefit)	$63	$(70)	$583

There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2010, 2009, and 2008.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

15.           INCOME TAXES (Continued):

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended December 31,
	2010	2009	2008

Income tax at the United States Federal statutory rate of 34%	$1,085	$1,362	$1,372
State and local taxes, net of federal benefit	383	481	484
Tax effect of REIT related income included in net income	(2,198)	(1,428)	(1,325)
Tax effect of REIT related income for state and local taxes, net of federal tax benefit	(776)	(504)	(468)
Valuation allowance on current year NOL of taxable REIT subsidiaries	1,489	-	-
Tax effect of timing differences book and tax	80	19	520
Provision for (benefit from) income taxes	$63	$(70)	$583

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities from continuing operations at December 31, 2010 and 2009 are as follows:

Deferred taxes:
	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,729	$3,856
Depreciation and amortization	1,062	-
Discounted unpaid losses	597	272
Other	177	-
Total deferred tax assets	$7,565	$4,128
Valuation Allowance	(7,565)	(4,128)
Net deferred tax assets	$-	$-

	December 31,
	2010	2009
Deferred tax liabilities:
Tax depreciation	$(12)	$(12)
Vacation accrual	(11)	(11)
Total deferred tax liabilities	$(23)	$(23)

Net deferred tax liability	$(23)	$(23)

Deferred tax assets arise from net operating loss carry-forwards and discounted unpaid losses in the aggregate amount of approximately $7.4 million and $4.1 million at December 31, 2010 and 2009, respectively. The Company has recorded a full valuation allowance against the deferred tax assets as it does not consider realization of such assets to be likely.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

15.           INCOME TAXES (Continued):

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

Effective January 1, 2007, the Company adopted ASC No. 740-10-65 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2010, and December 31, 2009, the Company does not have a liability for unrecognized tax positions.

In accordance with ASC No. 740-10-65, the Company has assessed its tax positions for all open tax years, which includes 2006 to 2009, and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2010, 2009, and 2008. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2010.

The carrying amount of buildings and improvements on the financial statements exceeds the Company's tax basis by approximately $80.0 million and $71.2 million at December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010

16.           COMMITMENTS AND CONTINGENCIES (Continued):

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

As of December 31, 2010 and 2009, included in other liabilities in the accompanying consolidated balance sheet (Note 7) is the estimated liability for remediation costs of approximately $0.6 million and $1.1 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At December 31, 2010, the Company's insurance operations did not comply with the minimum net worth requirements.  A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2010, at which time they agreed with the Company's plan of transferring the insurance balances into a Liquidating Trust and dissolving the Company's insurance operations once the transfer is completed.  The intent is to have this completed on or before the June 30, 2011 CIMA statutory filing deadline.

Leases:

The Company’s principal office is located in 6,912 square feet at 444 Merrick Road, Lynbrook, which it leases from a partnership owned in part by Paul A. Cooper, a Director and Officer of the Company. Future minimum rent payable under the terms of the leases, as amended, amount to approximately $219,000, $226,000, $232,000, $239,000, and $247,000 during the years 2011 through 2015, respectively.

The Company records lease payments using the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities, and certain office and transportation equipment, which amounted to $1,194,679, $977,302, and $827,684 for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, future minimum lease payments in the aggregate and for each of the five succeeding years and thereafter are as follows (in thousands):

2011	$1,768
2012	1,529
2013	1,487
2014	1,448
2015	1,264
Thereafter	10,364
Total	$17,860

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

17.           FUTURE MINIMUM RENT SCHEDULE:

Future minimum lease payments to be received by the Company as of December 31, 2010 under noncancelable operating leases for the next five years and thereafter are as follows (in thousands):

2011	$13,430
2012	12,759
2013	11,251
2014	11,340
2015	11,064
Thereafter	124,165
Total	$184,009

The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

18.    INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statements of Income as income or losses from equity affiliates.

In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

For the year ended December 31, 2010, the Company recorded its share of income of approximately $38,000 from this equity investment. The Company also recognized $33,000 in management fees and $25,000 in interest on its working capital advances. As of December 31, 2010, the Company has a receivable of approximately $0.8 million related to working capital advances to fund construction projects.

Variable Interest Entities

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC No. 810-10-50.  A VIE is defined an an entiy in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

18.    INVESTMENT IN EQUITY AFFILIATES (Continued):

As of December 31, 2010, the Company has one investment which was made to a VIE entity with an aggregate carrying amount of $0.8 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

19.           FAIR VALUE:

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

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2010, and December 31, 2009, (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$11,174	$11,174	$12,906	$12,906
Available-for-sale securities	2,748	2,748	3,199	3,199
Restricted cash	875	875	1,066	1,066
Accounts receivable, net	4,476	4,476	5,944	5,944
Financial liabilities:
Mortgage Note Payable	$45,500	$45,340	$-	$-
Secured revolving credit facility	-	-	43,215	43,215

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
DECEMBER 31, 2010

19.           FAIR VALUE (Continued):

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2010 and 2009.

December 31, 2010
			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$2,748	$2,748	$2,748	$-	$-

December 31, 2009
Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$3,199	$3,199	$3,199	$-	$-
Derivative financial instrument (1)	$-	$-	$-	$-	$-

(1) Valued using Level 2 inputs. At December 31, 2009 the fair value was insignificant.

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

Derivative financial instrument:  Fair value is approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. In accordance with ASC No. 820-10-35, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instrument to reflect counterparty nonperformance risk.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

20.           SEGMENTS:

Segment Information:

In accordance with ASC No. 280-10, the Company has established that its reportable segments are Real Estate Operations, Outside Maintenance, and Insurance Operations as of December 31, 2010. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Paratransit business, the operating results of the Paratransit business are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

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

Real Estate Operations rent Company-owned real estate located in New York and Connecticut.

Outside Maintenance, Shelter Cleaning Operations, Electrical Contracting, and Parking Operations provide outside maintenance and cleaning services to outdoor advertising companies and governmental agencies in New York, New Jersey, Arizona, and California, electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and operates and manages parking facilities in the New York area.

Insurance Operations assumes reinsurance of worker's compensation, vehicle liability, and covenant liability of the Company and its affiliated Companies from unrelated insurance companies based in the United States of America.

The summarized segment information (excluding discontinued operations), as of and for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

Year Ended December 31, 2010
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$13,469	$19,194	$-	$(408)	$32,255
Operating expenses	4,542	23,066	133	-	27,741
Operating income (loss)	8,927	(3,872)	(133)	(408)	4,514
Other (expense) income	(2,463)	1,023	(330)	408	(1,362)

Income (loss) from continuing operations before income from equity affiliates and income taxes	6,464	(2,849)	(463)	-	3,152
Income from equity affiliates	-	38	-		38
Income (loss) before provision for income taxes	6,464	(2,811)	(463)	-	3,190
Provision for income taxes	25	38	-	-	63
Income (loss) from continuing operations	$6,439	$(2,849)	$(463)	$-	$3,127
Capital expenditures	$353	$419	$-	$-	$772
Depreciation and amortization	$1,298	$420	$-	$-	$1,718
Total assets (1)	$172,891	$9,697	$1,331	$(43,415)	$140,504

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

20. SEGMENTS (Continued): Year Ended December 31, 2009
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$13,190	$29,921	$-	$(408)	$42,703
Operating expenses	4,703	29,782	151	-	34,636
Operating income (loss)	8,487	139	(151)	(408)	8,067
Other (expense) income	(4,286)	93	(276)	408	(4,061)

Income (loss) from continuing operations before income from equity affiliates and income taxes	4,201	232	(427)	-	4,006
Income from equity affiliates	-	-	-	-	-
Income (loss) before provision for income taxes	4,201	232	(427)	-	4,006
Provision for (benefit from) income taxes	29	(99)	-	-	(70)
Income (loss) from continuing operations	$4,172	$331	$(427)	$-	$4,076
Capital expenditures	$640	$278	$-	$-	$918
Depreciation and amortization	$1,271	$585	$-	$-	$1,856
Total assets (2)	$168,784	$13,632	$2,023	$(41,875)	$142,564

Year Ended December 31, 2008
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$12,185	$30,258	$-	$(1,085)	$41,358
Operating expenses	6,175	29,736	154	(857)	35,208
Operating income (loss)	6,010	522	(154)	(228)	6,150
Other (expense) income	(2,112)	(251)	21	228	(2,114)

Income (loss) from continuing operations before income from equity affiliates and income taxes	3,898	271	(133)	-	4,036
Income from equity affiliates	-	-	-	-	-
Income (loss) before provision for income taxes	3,898	271	(133)	-	4,036
(Benefit from) provision for income taxes	(78)	661	-	-	583
Income (loss) from continuing operations	$3,976	$(390)	$(133)	$-	$3,453
Capital expenditures	$23,809	$799	$-	$-	$24,608
Depreciation and amortization	$1,132	$176	$-	$-	$1,308
Total assets (3)	$182,833	$13,992	$3,043	$(58,025)	$141,843

(1). Does not include assets of the discontinued Paratransit operation totaling $10.
(2). Does not include assets of the discontinued Paratransit operation totaling $162.
(3). Does not include assets of the discontinued Paratransit operation totaling $730.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

21.           SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2010
Revenues	$7,553	$8,103	$8,005	$8,594
Net income	$519	$1,026	$476	$1,072
Per common share (basic and diluted) (a)	$0.04	$0.08	$0.04	$0.08
2009
Revenues	$10,361	$11,059	$11,571	$9,712
Net income (loss)	$1,935	$2,078	$(188)	$244
Per common share (basic and diluted) (a)	$0.14	$0.16	$(0.01)	$0.01

(a)
Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

22.       DISTRIBUTIONS:

In order to qualify as a REIT, the Company must distribute at least 90% of its taxable income and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

The following table presents dividends declared by the Company since its election of REIT status on its common stock for the years ended December 31, 2010, 2009, and 2008.

			Tax Purposes
			Ordinary Income		Qualified Dividend Income		Capital Gain Distribution		Dividend Classified as Return of Capital
	Total	Dividend		Dividend		Dividend		Dividend		Dividend
	Dividends	Paid		Paid		Paid		Paid		Paid
Year	Paid	Per Share	Percent	Per Share	Percent	Per Share	Percent	Per Share	Percent	Per Share

2010	$5,404	$0.400	100.00%	$0.400	-	$-	-	$-	-	$-
2009	$4,311	$0.320	100.00%	$0.320	-	$-	-	$-	-	$-
2008	$4,581	$0.340	100.00%	$0.340	-	$-	-	$-	-	$-

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

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

Management’s Annual Report on Internal Control Over Financial Reporting:

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

We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that require the Company to include only management’s report in this annual report.

Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth below.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.  As more specifically described in such person’s individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the transportation and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.  The Board of Directors annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

The Board of Directors does not have a formal policy on diversity; however, in recommending directors, the Board considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions, and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.

Board Leadership:

The Board has no formal policy with respect to separation of the positions of Chairman and CEO or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time.  Currently, Jerome Cooper serves as our Chairman and CEO.  Given the fact that Mr. Cooper, in his capacity as our CEO is tasked with the responsibility of implementing our corporate strategy, we believe he is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy, which accounts for a significant portion of the time devoted at our Board meetings.

Risk Management:

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

For the year ended December 31, 2010, our Board of Directors consisted of seven members, four of whom are deemed independent as defined by the rules of the Nasdaq Capital Market and the North American Securities Administration Association (“NASAA”) guidelines. A director is deemed to be independent if in the last two years he or she is not associated, directly or indirectly, with us.  Serving as a director of an affiliated company does not, by itself, preclude a director from being considered an independent director, in accordance with the guidelines of NASAA applicable to REITs.  The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management.  Our Board of Directors meets on a regular basis and additionally as required.  Written or electronic materials are distributed in advance of meetings as a general rule and our Board of Directors schedules meetings with, and presentations from, members of our senior management on a regular basis and as required.

Directors are elected at the Annual Meetings of stockholders.  We have a staggered Board of Directors.  Class I directors have a term expiring at the Annual Meeting in 2013 and until their successors are elected and qualified.  Class II directors have a term expiring at the Annual Meeting in 2011 and until their successors are elected and qualified.  Class III directors have a term expiring at the Annual Meeting in 2012 and until their successors are elected and qualified.  Directors elected at such time shall be elected to three year terms.  Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

The Board of Directors held five meetings during the 2010 fiscal year.  All of the Directors attended all of the meetings of the Board of Directors and of the committees on which they served.   We encourage all members of the Board of Directors to attend annual meetings of stockholders, but there is no formal policy as to their attendance.  At the 2010 Annual Meeting of stockholders, four of the Board of Directors attended.

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 15, 2011:

Name	Age	Position
Jerome Cooper	82	President and Chief Executive Officer and Chairman of the Board of Directors and Class III Director
Paul A. Cooper	50	Executive Vice President and Class II Director
Douglas A. Cooper	64	Executive Vice President, Treasurer and Secretary and Class I Director
David J. Oplanich	42	Chief Financial Officer
Michael Kessman	59	Chief Accounting Officer
Joseph F. Barone	76	Class I Director
John J. Leahy	68	Class III Director
Donald M. Schaeffer	60	Class III Director
Harvey I. Schneider	77	Class I Director

On November 23, 2010, David M. Jang resigned from our Board of Directors effective December 31, 2010.

The principal occupation and business experience of each of the directors and executive officers are as follows:

Jerome Cooper has been a director and Chief Executive Officer of the Company since June 2006.  Jerome Cooper has been principally employed as the Chief Executive Officer of the Company and its subsidiaries since March, 2007.  Prior to that Jerome Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for the past 10 years. He is uniquely qualified to serve as our Chairman based on his rich experience with our Company and longtime leader. Jerome Cooper received a Bachelors degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law.  Jerome Cooper is Paul Cooper's father and Douglas Cooper’s uncle.

Paul A. Cooper is Executive Vice President of the Company and has been a director of the Company since June, 2006.  Mr. Cooper is responsible for leading and managing all real estate functions of the Company including acquisitions, underwriting, asset management, leasing and investments. Prior to joining the Company and continuing until today, Mr. Cooper has been a principal of Lighthouse Real Estate Ventures and its affiliates (collectively “Lighthouse”). Lighthouse owns, manages and leases its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper is qualified to serve on the Company’s board due to his extensive experience in the commercial real estate industry. Mr. Cooper received a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the son of Jerome Cooper and the cousin of Douglas A. Cooper.

Douglas A. Cooper is Executive Vice President of the Company and has been a director of the Company since June, 2006. Douglas Cooper has been practicing law for over 36 years and is one of the partners of Ruskin Moscou Faltischek, P.C., counsel to the Company, since 1998. Mr. Cooper is qualified to serve on our board by his long history with our Company and industry. Douglas Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Douglas Cooper also earned a masters degree in Corporate Law from NYU Law School. Douglas Cooper is the nephew of Jerome Cooper and the cousin of Paul A. Cooper.

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

Joseph F. Barone has been a director of the Company since February 2009. Mr. Barone has been President of Insurance Financial Services, Inc., a provider of a wide variety of services to the insurance industry, including expert testimony as well as capital raising efforts such as, initial public offerings, private placements and mergers and acquisitions.  Mr. Barone was formerly a member of the Board of Directors of the Bus Companies.  In addition, Mr. Barone has been Senior Vice President of Swiss ReServices Corporation, Managing Director of Bear, Stearns & Co. Inc. and Vice President of Salomon Brothers Inc. Mr. Barone is qualified to serve on our board as one of our independent directors based on his prior service as a board member of the Bus Companies and knowledge of our Company. Mr. Barone graduated from Brandeis University with a B.A. in economics in 1956 and received a Masters degree in Business Administration from New York University in 1961. He is a chartered financial analyst. Mr. Barone is deemed an independent director.

John J. Leahy has been a director of the Company since June, 2006.  Mr. Leahy is presently President of JJL Consulting. From 1998 to 2006, Mr. Leahy was Managing Director of Citibank Private Bank operations in Long Island. Prior to that, Mr. Leahy was a Senior Vice President of Chase Manhattan Bank, N.A. Mr. Leahy is qualified to serve on our board as one of our independent directors and through his long history as a private and commercial banker, giving him financial industry experience. Mr. Leahy holds a Bachelors degree in Mechanical Engineering from the University of Dayton, and a Masters degree in Business Administration from Long Island University. Mr. Leahy is deemed an independent director.

Donald M. Schaeffer has been a director of the Company since June, 2006.  Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past ten years. Mr. Schaeffer is qualified to serve on our board as one of our independent directors and through his experience as both an attorney and accountant within our industry as well his financial industry experience. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed certified public accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

Harvey I. Schneider has been a director of the Company since June 2007.  Mr. Schneider is currently a partner at the law firm of Putney, Twombly, Hall & Hirson LLP.  Mr. Schneider is admitted to practice in New York and Florida.  For over fifty years he has practiced in the field of trusts and estates for individuals, and employee benefits and succession planning for business entities.  Mr. Schneider is qualified to serve on our board as one of our independent directors through his experience as an attorney in the fields of employee benefits and business succession planning. Mr. Schneider is a 1955 graduate of the Pennsylvania State University with a B.S. in business administration and a 1958 graduate of the New York University School of Law.  Mr. Schneider is deemed an independent director.

Committees of our Board of Directors

Audit Committee:

We have an Audit Committee comprised of three directors, Messrs. Leahy, Schaeffer, and Schneider, all of whom are deemed independent directors. Mr. Schaeffer is designated as Chairman. Our Board of Directors has determined that Mr. Schaeffer is a financial expert and meets the criteria for independence as described in the Securities and Exchange Act of 1934, as amended.  The audit committee:

●	makes recommendations to our Board of Directors concerning the engagement of independent public accountants;

●	reviews the plans and results of the audit engagement with the independent public accountants;

●	approves professional services provided by, and the independence of, the independent public accountants;

●	considers the range of audit and non-audit fees; and

●	consults with our independent public accountants regarding the adequacy of our internal accounting controls.

During the fiscal year ended December 31, 2010, the Audit Committee held four meetings and all of the members attended all of the meetings.

Compensation Committee:

We have a Compensation Committee comprised of Messrs. Barone, Leahy, and Schneider, all of whom are deemed independent directors. Mr. Barone is designated as Chairman. The Compensation Committee establishs compensation policies and programs for our directors and executive officers.  During the fiscal year ended December 31, 2010, the Executive Compensation Committee held seven meetings and all members attended all of the meetings.

Nominating Committee:

The Board of Directors does not have a Nominating Committee.  Instead, the full Board of Directors carries out the duties of a nominating committee.  The Board of Directors has not adopted written guidelines regarding nominees for director.

Communications Committee:

In February 2009, the Board of Directors formed an executive committee of the Board to be designated the Communications Committee.  The purpose of the Communications Committee is to explore and identify improved methods of communication between management and the stockholders.  The members of the Communications Committee are Messrs. Barone, Leahy, Schneider, and Douglas Cooper.

Directors’ Compensation:

We pay each of our independent directors an annual retainer of $10,000 and annually grant shares of restricted stock in the amount of approximately $10,000 at fair market value on the date of grant. In addition, we pay our independent directors $500.00 for attending each board and committee meeting. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

Code of Business Conduct and Ethics:

           The Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our principal executive officer and principal financial officer.  A copy of the Code of Business Conduct and Ethics will be provided to any person without charge upon written request to our address to the attention of the Secretary.

ITEM 11.                                           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Compensation Philosophy:

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

The following discussion and analysis of compensation arrangements of our named executive officers for 2010 should be read together with the compensation tables and related disclosures set forth below.

Overview of Objectives:

The Compensation Committee of the Board of Directors establishes compensation policies, plans, and programs to accomplish three objectives:

●	to keep, incentivize, and reward highly capable and well-qualified executives;

●	to focus executives’ efforts on increasing long-term shareholder value; and

●	to reward executives at levels which are competitive with the marketplace for similar positions and consistent with the performance of each executive and of our Company.

Our executive compensation program is designed to reward an individual’s success in meeting and exceeding performance in various leadership functions, coupled with the ability to enhance long-term shareholder value. Some of the key elements in considering an executive’s level of success are the executive’s:

●	effectiveness as it relates to our overall financial, operational, and strategic goals;

●	the individual’s level of responsibility and the nature and scope of these responsibilities;

●	contribution to our financial results;

●	effectiveness in leading initiatives to increase customer value and overall productivity; and

●	contribution to our commitment to corporate responsibility, as well as, compliance with applicable laws, regulations, and the highest ethical standards

Elements of Compensation:

Our executive compensation program includes the following elements:

●	annual compensation which is comprised of base salary, cash bonus, and other annual types of compensation; and

●	long-term compensation which may include the award of stock options, and similar long-term compensation.

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

Annual Compensation:

Each compensation element is specifically designed to meet the objectives outlined above. As such, in determining the annual compensation budget for the current year and in fixing levels of executive compensation, the Compensation Committee considers:

●	our performance relative to our growth and profitability goals and its peers’ performance, both in the local geographic area and in institutions with similar lending portfolios;

●	the relative individual performance of each executive; and

●	our cash needs.

Base Salary:

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

Other Compensation:

Jerome Cooper has been granted the use of a company-owned vehicle. The use of the company-owned vehicle provides an expense-saving opportunity, as this vehicle is used for business-related travel as needed, helping to cut out-of-pocket travel expenses. In addition, David J. Oplanich, Stanley Brettschneider, and Michael Kessman are reimbursed for costs associated for gas and tolls as their personal vehicles are used for business-related travel as needed, helping to cut out-of-pocket travel expenses.

Long-Term Compensation:

The Compensation Committee continually strives to achieve a balance between promoting strong annual growth and ensuring long-term viability and success. To reinforce the importance of balancing these views, executives may be provided long-term incentives.

Equity Incentive Awards:

Our Compensation Committee believes that stockholder value of our Company can be further increased by aligning the financial interests of our key executives and certain other employees with those of our stockholders. Awards of stock options and shares of restricted stock pursuant to our 2007 Incentive Award Plan (the “2007 Plan”) are intended to meet this objective and constitute the long-term incentive portion of executive compensation. Participation in the 2007 Plan is specifically approved by the Board of Directors and consists of our directors and employees.

2007 Incentive Award Plan:

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

Securities subject to the 2007 Plan:

The shares of stock subject to the 2007 Plan are our Common Stock. Under the terms of the 2007 Plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights, or SARs, and other awards will be no more than 1,000,000 shares, subject to adjustment under specified circumstances.

Awards under the 2007 Plan:

The Compensation Committee is the administrator of the 2007 Plan. The 2007 Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents, performance awards, and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Our officers, employees, consultants, and non-officer Directors are eligible to receive awards under the 2007 Plan. The administrator determines which of our officers, employees, consultants, and non-officer Directors will be granted awards.

Nonqualified stock options (“NQSOs”), provide for the right to purchase our Common Stock at a specified price which, except with respect to NQSOs intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), may not be less than fair market value on the date of grant, and usually will become exercisable, in the discretion of the administrator, in one or more installments after the grant date. The exercisability of the installments of a NQSO may be subject to the satisfaction of individual or company performance criteria established by the administrator. NQSOs may be granted for any term specified by the administrator.

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

Stock Option Grants to Independent Directors:

Each of our independent Directors has received an option for 5,000 shares of our common stock as of the date of their appointment and a similar option at each annual meeting of our stockholders thereafter (“Director Options”). Each person who thereafter was elected or appointed as an independent director has received a Director Option on the date such person was first elected as an independent director and at each annual meeting of our stockholders thereafter. The Director Options vested on the date of grant. At the discretion of the Board of Directors no option awards were granted for the year ended December 31, 2010.

Restricted Stock Grants to Independent Directors:

In 2010 the Board of Directors elected to grant shares of restricted stock to our independent Directors. Each of our independent Directors will receive shares of restricted stock as of the date of their appointment and a similar grant at each annual meeting of our stockholders thereafter with a fair market value of approximately $10,000. Each person who thereafter is elected or appointed as an independent director will receive shares of restricted stock on the date such person is first elected as an independent director and on each annual meeting thereafter receive a similar grant with a fair market value of approximately $10,000. The shares of restricted stock will vest on the date of grant.

Amendment and Termination of the 2007 Plan:

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

Other Long-Term Compensation:

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

Summary Compensation Table:

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the three years ended December 31, 2010:

Name and Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards (5)	All Other Compensation			Total

Jerome Cooper, President, Chief Executive Officer and Director
	2010	$483,079	-	-	-	$10,504	(2	)(3)	$490,427
	2009	$500,000	-	-	-	$7,589	(2	)(3)	$507,589
	2008	$509,618	-	-	$189,753	$7,127	(2	)(3)	$706,498

Stanley Brettschneider, Officer of Subsidiaries
	2010	$325,000	-	-	-	$11,652	(2	)(3)(4)	$332,350
	2009	$481,984	-	-	-	$7,854	(2	)(3)	$489,838
	2008	$491,253	-	-	-	$7,380	(2	)(3)	$498,633

David J. Oplanich, Chief Financial Officer
	2010	$250,014	$25,000	$50,000	-	$19,405	(2	)(3)(4)	$339,949
	2009	$220,000	-	-	-	$3,504	(3	)(4)	$223,504
	2008	$54,619	-	-	-	$40	(3)		$54,699
Michael I Kessman, Chief Accounting Officer
	2010	$215,476	-	-	-	$28,913	(1	)(2)(3)(4)	$236,463
	2009	$221,762	-	-	-	$30,537	(1	)(2)(3)	$252,299
	2008	$227,000	-	-	-	$24,843	(1	)(2)(3)	$251,844

Paul A. Cooper, Executive Vice President and Director
	2010	$150,000	-	$150,000	-	$5,035	(2	)(3)	$305,035
	2009	$150,000	-	-	-	$5,004	(2	)(3)	$155,004
	2008	$152,886	-	-	$94,877	$2,816	(2	)(3)	$250,579

Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director
	2010	$150,000	-	$100,000	-	$5,035	(2	)(3)	$305,035
	2009	$150,000	-	-	-	$5,004	(2	)(3)	$155,004
	2008	$152,886	-	-	$94,877	$2,816	(2	)(3)	$250,579

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

Compensation Committee Interlocks and Insider Participation:

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Compensation Committee Report:

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

THE COMPENSATION COMMITTEE
Joseph F. Barone
John J. Leahy
Harvey I. Schneider

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year End:

All options granted to our named executive officers in 2008 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 were granted under our 2007 Plan.  No grants plan-based awards were made to the named executive officers in 2010.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2010:

Grants of Plan-Based Awards

	Equity Incentive Awards:
Name	Date on Which the Board or Directors Took Action	Grant Date (1)	Number of Securities Underlying Options	Number of Shares of Restricted Stock	Exercise of Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards (2)

Jerome Cooper	-	-	-	-	-	$-
	6/11/07	-	100,000	-	$11.14	$189,753

Paul A. Cooper	-	1/1/10	-	21,450	-	$150,000
	6/11/07	-	50,000	-	$11.14	$94,877

Douglas A. Cooper	-	1/1/10	-	14,300	-	$100,000
	6/11/07	-	50,000	-	$11.14	94,877

David J. Oplanich	-	1/1/10	-	7,150	-	$50,000
	-	-	-	-	-	$-

_____________________________
(1)	The Board of Directors approved options to certain named executive officers. The stockholders approved the 2007 Stock Incentive Plan on February 7, 2008.
(2)	The options will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information regarding stock option awards granted to our named executive officers outstanding as of December 31, 2010:

Option Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options -Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price (1)	Option Expiration Date (2)

Jerome Cooper, President, Chief Executive Officer and Director	100,000	-	-	$11.14	June 2017

Paul A. Cooper, Executive Vice President and Director	50,000	-	-	$11.14	June 2017

Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director	50,000	-	-	$11.14	June 2017

David J. Oplanich, Chief Financial Officer	-	-	-	-	-

______________________________
(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.
(3)	The options granted Messrs. J. Cooper, P. Cooper, D. Cooper became exercisable as to 33.3% of the underlying shares on June 11, 2008, 33.3% of the underlying shares on June 11, 2009 and 33.3% of the underlying shares on June 11, 2010.

Option Exercises and Stock Vested:

No options were exercised by our named executive officers in 2010.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments Upon Termination or Change in Control:

None.

Non-Officer Director Compensation:

The following table sets forth a summary of the compensation we paid to our non-officer directors in 2010:

Name	Fees Earned or Paid Cash	Stock Awards	Option Awards	Non Stock Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Joseph F. Barone	$17,000	$19,530	-	-	-	-	$36,530
John J. Leahy	18,500	19,530	-	-	-	-	38,030
Donald M. Schaeffer	21,000	19,530	-	-	-	-	40,530
Harvey I. Schneider	18,000	19,530	-	-	-	-	37,530
David M. Jang	20,000	19,530	-	-	-	-	39,530

Our non-officer Directors receive the following forms of compensation:

●
Annual Retainer.  Our independent Directors receive an annual retainer of $10,000. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

●	Meeting Fees. Our independent Directors receive $500 for each Board meeting and each committee meeting attended in person or by telephone.

●
Equity Compensation.  Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each independent director receives $10,000 in shares of restricted stock at fair market value on the date of grant.

●
Other Compensation.  We reimburse our Directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of the Board of Directors.  Independent Directors do not receive other benefits from us.

Limitation of liability and indemnification of our Directors and Officers:

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

Our charter provides that none of our Directors or officers will be liable to our company or our stockholders for money damages and that we will indemnify and pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to our Directors, our officers, their affiliates and any individual who, while our director or officer at our request, served as a director, trustee, partner or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise for losses they may incur by reason of their service in those capacities; provided, however, we will not indemnify or hold harmless our Directors and officers unless all of the following conditions are met:

●	the party was acting on behalf of or performing services on the part of our Company;

●	our Directors and officers have determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of our Company;
●	such indemnification or agreement to be held harmless is recoverable only out of our net assets and not from our stockholders; and

●	such liability or loss was not the result of:

-	negligence or misconduct by our officers or Directors (other than the independent Directors); or

-	gross negligence or willful misconduct by the independent Directors.

The SEC takes the position that indemnification against liabilities arising under the Securities Act is against public policy and unenforceable. Furthermore, our charter prohibits us from indemnifying our Directors for liabilities arising from or out of a violation of state or federal securities laws, unless one or more of the following conditions are met:

●	there has been a successful determination on the merits of each count involving alleged securities law violations as to the party seeking indemnification;

●	such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the party seeking indemnification; or

●
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

We may advance amounts to persons entitled to indemnification for reasonable expenses and costs incurred as a result of any proceeding for which indemnification is being sought in advance of a final disposition of the proceeding only if all of the following conditions are satisfied:

●	the legal action relates to acts or omissions with respect to the performance of duties or services by the indemnified party for or on behalf of our company;

●
the legal action is initiated by a third party who is not a stockholder of our company or the legal action is initiated by a stockholder of our company acting in his or her capacity as such and a court of competent jurisdiction specifically approves such advancement;

●	the party receiving such advances furnishes our company with a written statement of his or her good faith belief that he or she has met the standard of conduct described above; and

●	the indemnified party receivng such advances furnishes to our Company a written undertaking, personally executed on his or her behalf, to repay the advanced funds to our company, together with the applicable legal rate of interest thereon, if it is ultimately determined that he or she did not meet the standard of conduct described above.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table sets forth, as of March 15, 2011, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s Common Stock, (2) each of the Company’s directors and executive officers and (3) all directors and executive officers as a group.  For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 31, 2011.

Name and Address of Beneficial Owner	Amounts and Nature of Beneficial Ownership	Percentage of Class(8)
Jerome Cooper (1)	274,724	2.03%
Paul A. Cooper (2)	83,450	*
Douglas A. Cooper (3)	64,300	*
David J. Oplanich (4)	11,150	*
Michael I. Kessman	-0-	*
Joseph F. Barone (5)	96,182	*
John J. Leahy (5) (6)	17,790	*
Donald M. Schaeffer (5) (7)	17,790	*
Harvey I. Schneider (5) (8)	12,790	*
All Executive Officers and Directors as a Group	578,176	4.29%
_______________________
*           Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan.
(2)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 33,450 restricted shares granted under the 2007 plan.
(3)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 14,300 restricted shares under the 2007 plan.
(4)	Includes 11,150 restricted shares granted under the 2007 plan.
(5)	Includes 2,790 shares of restricted shares granted under the 2007 Plan.
(6)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.
(7)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.
(8)	Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan.
(9)	Based on 13,529,131 shares outstanding as of March 15, 2011.

As of March 15, 2011, we have approximately 430 stockholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

Change In Control Or Other Arrangements:

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and the Board of Directors or any change in control arrangements.

ITEM 13.                      CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2006, our Directors and executive officers of the Bus Companies, as the case may be, and their affiliates and associates have engaged in the following transactions with the Company, (excluding customary salary payments as employees).

Paul A. Cooper

Paul A. Cooper is an officer and director of the Company. In April, 2005, Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, leased 5,667 square feet of office and storage space to the Bus Companies for a term of five years at an annual rent of approximately $160,000 for the first year, increasing to approximately $177,000 for the fifth year. In connection with this lease, there was a $231,000 expenditure (allowance) by the landlord for leasehold improvements. The Company began occupying the space in January 2006. In March 2008, Lighthouse leased an adjoining 3,545 square feet of space to the Company expiring August 31, 2010, at an annual rent of approximately $106,000, which replaced 2,500 square feet of space covered by the prior lease having annual rent of $37,000. In January 2010, the Company executed an extension option under the lease agreement for an additional five year term until August 31, 2015 at an annual rent of approximately $219,000.

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

Douglas A. Cooper

Douglas A. Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees paid by the Company to RMF for the years ended December 31, 2010, 2009, and 2008 were $268,295, $699,618, and $685,054, respectively, representing fees and expenses for litigation with New York City and others, the sale of the Bus Companies' bus assets to New York City or its agencies, preparation of all documentation related to the Reorganization and general corporate matters.

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

In connection with the purchase, the Buyers leased a portion of the Wortman Property. Such leasing was on an oral basis, and the lease was reduced to writing in 2006. The lease, which began in 2003 and terminated in 2010, was subject to extension as described in Item 1 – Business Description of REIT Business – Portfolio of Real Properties.  Varsity Bus Co., Inc. has four 5 year options to extend the term of the lease, starting in 2010, in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension. In December 2009, Varsity Bus Co., Inc. executed one of the extension options under the lease through August 2015.  In addition, Varsity Bus Co., Inc. pays us a monthly fee for support services and purchases certain materials from us at book value. Mr. Brettschneider is also a compensated employee of Varsity Bus Co., Inc.

Michael I. Kessman

Michael Kessman is the Chief Accounting Officer of the Company, provides accounting services to Varsity Bus Co., Inc.  In addition, Mr. Kessman is also a member of Varsity Bus Co., Inc.’s Board of Directors.

Policy Concerning Related Party Transactions:

In February 2009, our Board adopted a formal written policy (the “Policy”) concerning the identification, review and approval of Related Party Transactions (as such term is defined in the Policy).

Identification of Potential Related Party Transactions:

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

Review and Approval of Related Party Transactions:

At each of its meetings, the Board will be provided with the details of each new, existing or proposed Related Party Transaction, including the terms of the transaction, the business purpose of the transaction, and the effects on the Company and the relevant Related Party. In determining whether to approve a Related Party Transaction, the Board will consider, among other factors, the following factors to the extent relevant to the Related Party Transaction:

●	whether the terms of the Related Party Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a Related Party;

●	whether there are business reasons for the Company to enter into the Related Party Transaction;

●	whether the Related Party Transaction would impair the independence of an outside director; and

●
whether the Related Party Transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or Related Party, the direct or indirect nature of the director’s, executive officer's or Related Party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Board deems relevant.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

On April 8, 2009 the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2010 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2010 and 2009 for professional services rendered by BDO USA, LLP and WeiserMazars LLP in the following categories:

	Year Ended December 31,
	2010	2009

Audit fees	$246,873	$412,693
Audit-Related Fees	17,700	28,739
Tax Fees	90,402	199,500
Other Fees	10,203	-
Total	$365,178	$640,932

Audit fees. These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by BDO USA, LLP and WeiserMazars LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

Tax fees. These are fees for all professional services performed by professional staff in WeiserMazars LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

All other fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans, risk assessments, and other regulatory filings.

The Audit Committee pre-approves all anticipated annual audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such permissible services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. All “Audit Fees,” “Audit-Related Fees” and “Tax Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy. In accordance with Section 10A(i) of the Exchange Act, before BDO USA, LLP and WeiserMazars LLP were engaged by us to render audit or non-audit services, the engagement was approved by our Audit Committee.

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
10.20
Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to the Registrant’s report on Form 8-K filed February 5, 2008)

10.21
Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.22
Agreement of Lease dated April __, 2005 between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.23	Space Substitution Agreement dated November __, 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp. (filed herewith)
10.24
Fixed Rate Term Loan Agreement dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.25
Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.26
Promissory Notes payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000.  (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.27
Assignment of Leases and Rents dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.28
Carveout Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.29
Environmental Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP
23.2	Consent of Independent Registered Public Accounting Firm WeiserMazars LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
32.1	Certification of Chief Executive Officer, filed herewith
32.2	Certification of Chief Financial Officer, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Date: March 31, 2011	/s/ Jerome Cooper
Jerome Cooper
Chief Executive Officer

/s/ David J. Oplanich
David J. Oplanich
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerome Cooper	Chief Executive Officer and Director	March 31, 2011
Jerome Cooper

/s/ Paul A. Cooper	Executive Vice President and Director	March 31, 2011
Paul A. Cooper

/s/ Douglas A. Cooper	Executive Vice President and Director	March 31, 2011
Douglas A. Cooper

/s/ Joseph F. Barone	Director	March 31, 2011
Joseph F. Barone

/s/ John J. Leahy	Director	March 31, 2011
John J. Leahy

/s/ Donald M. Schaeffer	Director	March 31, 2011
Donald M. Schaeffer

/s/ Harvey I. Schneider	Director	March 31, 2011
Harvey I. Schneider