Form 10-Q
period 2011-03-31
GTJ REIT, Inc.
filed 2011-05-19
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,529,131 shares of common stock as of May 16, 2011.

GTJ REIT, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,539	24,539
	113,123	113,123
Less: accumulated depreciation and amortization	(9,490)	(9,221)
Net real estate held for investment	103,633	103,902
Cash and cash equivalents	10,276	11,174
Available-for-sale securities	2,466	2,748
Restricted cash	837	875
Accounts receivable, net	4,036	4,476
Other assets	10,423	9,663
Deferred charges, net	3,323	3,368
Assets of discontinued operation	-	10
Intangible assets, net	1,578	1,810
Machinery and equipment, net	2,490	2,488
Total assets	$139,062	$140,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$45,500	$45,500
Accounts payable and accrued expenses	894	719
Unpaid losses and loss-adjustment expenses	2,126	2,174
Other liabilities, net	3,832	3,630
Total liabilities	52,352	52,023
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,529,131 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	137,496	137,470
Cumulative distributions in excess of net income	(51,200)	(49,398)
Accumulated other comprehensive income	413	418
Total stockholders’ equity	86,710	88,491
Total liabilities and stockholders’ equity	$139,062	$140,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, March 31,
	2011	2010
Revenues:
Property rentals	$3,375	$3,337
Outdoor maintenance and cleaning operations	4,656	4,216
Total revenues	8,031	7,553
Operating expenses:
General and administrative expenses	1,929	1,897
Equipment maintenance and garage expenses	389	436
Transportation expenses	244	323
Contract maintenance and station expenses	2,813	2,677
Insurance and safety expenses	485	527
Operating and highway taxes	70	114
Other operating expenses	524	241
Depreciation and amortization expense	412	419
Total operating expenses	6,866	6,634
Operating income	1,165	919
Other income (expense):
Interest income	52	104
Interest expense	(630)	(458)
Change in insurance reserves	(21)	(45)
Other	7	2
Total other income (expense):	(592)	(397)
Income from continuing operations before income from equity affiliates and income taxes	573	522
Income from equity affiliates	37	-
Income before benefit from (provision for) income taxes	610	522
Benefit from (provision for) income taxes	23	(4)
Income from continuing operations, net of income taxes	633	518

Discontinued Operations:
Income from discontinued operations, net of income taxes	-	1

Net income	$633	$519
Income per common share - basic and diluted:
Income from continuing operations	$0.05	$0.04
Income from discontinued operations	$-	$-
Net income	$0.05	$0.04
Weighted-average common shares outstanding - basic and diluted	13,529,131	13,472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011
(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional-Paid-In-Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2010	-	$ -	13,529,131	$ 1	$ 137,470	$ (49,398)	$ 418	$ 88,491

Distributions - common stock, $0.18 per share	-	-	-	-	-	(2,435)	-	(2,435)

Stock-based compensation	-	-	-	-	26	-	-	26

Comprehensive income:

Net income	-	-	-	-	-	633	-	633

Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(5)	(5)
Total comprehensive income	-	-	-	-	-	-	-	628

Balance at March 31, 2011	-	$ -	13,529,131	$ 1	$ 137,496	$ (51,200)	$ 413	$ 86,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$633	$519
Income from discontinued operations	-	(1)
Income from continuing operations	633	518
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Stock-based compensation	26	141
Changes in insurance reserves	(48)	53
Depreciation and amortization	360	366
Amortization of deferred financing costs	29	51
Amortization of deferred charges	54	26
Amortization of intangible assets	232	232
Income in equity affiliates	37	-
Changes in operating assets and liabilities:
Accounts receivable	440	1,613
Other assets	(797)	(2,010)
Deferred charges	(38)	-
Accounts payable and other liabilities	376	(399)
Net cash provided by operating activities	1,304	591
Cash flow from investing activities:
Purchases of machinery and equipment	(92)	(251)
Purchase of investments	(10)	(13)
Proceeds from sale of investments	287	25
Restricted cash	38	10
Net cash provided by (used in) investing activities	223	(229)
Cash Flow from financing activities:
Dividends paid	(2,435)	(2,155)
Earnings and profits distribution	-	(90)
Net cash used in financing activities	(2,435)	(2,245)
Cash flow provided by discontinued operations:
Operating activities	10	-
Net decrease in cash and cash equivalents	(898)	(1,883)
Cash and cash equivalents at the beginning of period	11,174	12,906
Cash and cash equivalents at the end of period	$10,276	$11,023
Supplemental cash flow information:
Cash paid for interest	$574	$407
Cash paid for taxes	$16	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut. In addition, the Company, through its taxable REIT subsidiaries, provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York, and operates and manages parking garages located in New York City.

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

At March 31, 2011, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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
MARCH 31, 2011
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued):

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

Total value of the Bus Companies	$173,431,797
Assumed Earnings and Profits – Cash distribution	20,000,000
Total value after cash distribution	153,431,797
Assumed Earnings and Profits – Stock distribution	42,000,000
Total value after stock distribution	$111,431,797
Reorganization shares	10,000,000
Share Value for purposes of Post Earnings and Profits distribution	$11.14

The Reorganization was accounted for under the purchase method of accounting as required by Accounting Standards Codification (“ASC”) 805. Because the Company has been formed to issue equity interests to effect a business combination, as required by ASC 805, one of the existing combining entities was required to be determined the acquiring entity. Under ASC 805, the acquiring entity is the combining entity whose owners as a group retained or received the larger portion of the voting rights in the combined entity. Immediately following the Reorganization, the former Green shareholders had a 42.088% voting and economic interest in the Company, the former Triboro shareholders had a 38.287% voting and economic interest in the Company, and the former Jamaica shareholders had a 19.625% voting and economic interest in the company. Additionally, under ASC 805, in determining the acquiring entity, consideration was given to which combining entity initiated the combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued):

Each stockholder elected to receive cash or stock, or a combination of both. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution would total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.1 million is included in other liabilities in the condensed consolidated balance sheet at March 31, 2011. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued):

On March 29, 2010, Shelter Electric Maintenance Corp. and Shelter Electric Acquisition Subsidiary LLC invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales Electrical Contracting, Inc., a Minority Women Owned Business Enterprise (“MWBE”). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

On August 13, 2010, the Company formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a parking garage facility at 245 East 54th Street. At March 31, 2011, this was the only parking garage facility operated by the Company.

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

            The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment and intangible assets, income taxes, contingencies, environmental matters, insurance liabilities, and stock-based compensation.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Upon the acquisition of real estate properties, the fair values of the real estate purchased are allocated to the acquired tangible assets (consisting of land, buildings, and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC 805. The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

Asset Impairment:

           The Company applies the guidance in ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and  other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment at March 31, 2011.

Reportable Segments:

As of March 31, 2011, the Company primarily operated in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance Operations (including shelter cleaning, electrical contracting, and operating and managing parking facilities), and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

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

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the three months ended March 31, 2011, five tenants constituted approximately 60%, 17%, 16%, 6%, and 1% of rental revenue and for the three months ended March 31, 2010, five tenants constituted approximately 66%, 16%, 12%, 5%, and 1% of rental revenue.

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $7.1 million and $6.7 million at March 31, 2011 and December 31, 2010, respectively (see Note 4).

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
MARCH 31, 2011
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined.

Revenue Recognition—Parking Garage Operations:

Our parking garage facility charges a monthly or hourly fee to provide parking services.  Revenue is recognized during the period services are performed.

Revenue Recognition—Insurance Operations:

                   Premiums are recognized as revenue on a pro-rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.  No premiums were earned for the three months ended March 31, 2011 and 2010.

Earnings Per Share Information:

In accordance with ASC 260-10-45, the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings per share and stock option awards were excluded from the computation of diluted earnings per share because the awards would have been antidilutive for the periods presented.

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with ASC 205-20-55 for the three months ended March 31, 2011 and 2010.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses.  At March 31, 2011, and December 31, 2010, the Company had restricted cash in the amount of $0.8 million and $0.9 million, respectively.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Available-for-Sale Securities:

The Company accounts for its marketable debt and equity securities as available-for-sale securities in accordance with ASC 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

The Company also participates in certain activities conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability method, as required by the provisions of ASC 740-10-30. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2011 and December 31, 2010, the Company has determined that no liabilities are required in connection with unrecognized tax positions.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Comprehensive Income:

The Company follows the provisions of ASC 220-10-45, which sets forth rules for the reporting and display of comprehensive income and its components. ASC 220-10-45 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in accumulated other comprehensive income, net of taxes and as a component of stockholders’ equity.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, which from time-to-time exceed the Federal depository insurance coverage. All non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation through December 31, 2012.

Investment in Equity Affiliates:

The Company invests in joint ventures that are formed to perform electrical construction services. These investments are generally recorded under either the equity or cost method of accounting. Under the equity method of accounting, the Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments on a single line item in the condensed consolidated statements of income as income or losses from equity affiliates.

Variable Interest Entities:

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC 810-10-50. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE’s economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses that could be material to the VIE.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

As of March 31, 2011, the Company has one investment in a VIE with an aggregate carrying amount of $1.0 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s accompanying condensed consolidated financial statements. The Company accounts for this investment under the equity method of accounting.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 9. The Company accounts for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed against earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Recently Issued Accounting Pronouncements:

There were no recently issued accounting pronouncements that would affect the Company’s financial statements.

3.    AVAILABLE-FOR-SALE SECURITIES:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with ASC 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statements of income.

The following is a summary of available-for-sale securities at March 31, 2011 and December 31, 2010 (in thousands):

	Available-for-Sale Securities
March 31, 2011	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$340	$340
Money market fund	475	475	-	475
U.S. Treasury/U.S. Government debt securities	1,597	1,602	49	1,651
Total available-for-sale securities	$2,072	$2,077	$389	$2,466

	Available-for-Sale Securities
December 31, 2010	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$338	$338
Money market fund	752	752	-	752
U.S. Treasury/U.S. Government debt securities	1,597	1,602	56	1,658
Total available-for-sale securities	$2,349	$2,354	$394	$2,748

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

3.    AVAILABLE-FOR-SALE SECURITIES (Continued):

Accumulated other comprehensive income for the three months ended March 31, 2011 and year ended December 31, 2010 includes net unrealized holding (losses) gains of approximately ($5,000) and $51,000, respectively. No amounts were reclassified from other comprehensive income to income for the three months ended March 31, 2011, or for the year ended December 31, 2010.

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of March 31, 2011:

	Amortized Cost	Estimated Fair Value
Due in:
2011	$235	$236
2012 – 2016	1,107	1,150
2017 – 2021	160	165
2022 and later	100	100
Total	$1,602	$1,651

4.    OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Prepaid expenses	$463	$207
Prepaid and refundable income taxes	86	72
Rental income in excess of amount billed	6,896	6,736
Costs in excess of billings	900	739
Investment in equity affiliates	75	39
Notes receivable	1,362	1,331
Other assets	641	539
	$10,423	$9,663

5.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

The liability for losses and loss-adjustment expenses in connection with certain previous insurance claims is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010

Reported claims	$$1,951	$2,042
Provision for incurred but not reported claims	175	132
	$2,126	$2,174

Management is responsible for estimating the provisions for outstanding losses. An actuarial study was independently completed and estimated that at December 31, 2010, the total outstanding losses at an expected level, are between approximately $1.3 million and $1.6 million. In their analysis, the actuaries have used industry based data which may or may not be representative of the Company's ultimate liabilities.  In addition, the provision at December 31, 2010, included $0.8 million for outstanding losses which was not a part of the actuarial study.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

5.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES (Continued):

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

6.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Accrued dividends	$1,082	$1,082
Accrued earnings and profits distribution	99	99
Accrued professional fees	214	199
Accrued wages	-	110
Accrued vacation	205	185
Accrued environmental costs	433	600
Deposit liability	83	7
Deferred tax liability	-	23
Prepaid rent	544	380
Contract billings in excess of costs	534	415
Other	638	530
	$3,832	$3,630

7.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

The following tables present the uncompleted contracts in progress:

	March 31, 2011	December 31, 2010
Costs on contracts in progress	$1,758	$1,590
Estimated earnings	389	378
	2,147	1,968
Less: billings to date	(1,781)	(1,644)
	$366	$324

The excess of billings over revenues earned to date and revenues earned to date over billings are included in other liabilities and other assets, respectively, on the accompanying condensed consolidated balance sheets as of:

	March 31, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	900	739
Billings in excess of costs and estimated earnings on uncompleted contracts	(534)	(415)
	$366	$324

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

9.    STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which a total of 13,529,131 shares have been issued by the Company as of March 31, 2011

Preferred Stock:

 The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of March 31, 2011.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2011 through March 31, 2011:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 5, 2011	December 31, 2010	January 14, 2011	January 21, 2011	$ 0.10 (1)
March 21, 2011	March 31, 2011	March 31, 2011	April 15, 2011	$ 0.08

(1)	This represents a supplemental dividend.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

9.    STOCKHOLDERS’ EQUITY (Continued):

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of March 31, 2011, the Company had 688,150 shares available for future issuance of awards under the Plan. On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period.  All options expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

The following table presents the activity of options outstanding under the Plan for the three months ended March 31, 2011:

Options	Number of Options	Weighted-Average and Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	255,000	$11.14	$1.90
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at March 31, 2011 (2)	255,000	$11.14	$1.90
Options vested and exercisable at March 31, 2011	255,000	$11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 6.9 years.
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

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2011 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of March 31, 2011.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

9.    STOCKHOLDERS’ EQUITY (Continued):

For the three months ended March 31, 2011, the Company recognized the remaining stock compensation expense of approximately $10,000 related to the stock option grants awarded nder the Plan, and $32,000 for the three months ended March 31, 2010.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of hese shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives vested on the grant date, one fourth vested on January 1, 2011, and one fourth will vest each year on the following dates: January 1, 2012, and January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three months ended March 31, 2011 and 2010 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $16,000 and $109,000, respectively.  As of March 31, 2011, there was approximately $72,000 of unamortized stock compensation related to restricted stock.

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

As of March 31, 2011, cash of approximately $19.9 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2011.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

10.    EARNINGS PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in the Company’s consolidated statements of income.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$633	$519

Denominator:
Weighted average common shares outstanding - basic and diluted	13,529,131	13,472,281

Basic and Diluted Per Share Information:
Net income per share - basic and diluted	$0.05	$0.04

11.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF as of and for the three months ended March 31, 2011, were $71,000 compared to $39,000 for the three months ended March 31, 2010.

Paul A. Cooper is an officer and director of the Company and is the son of Jerome Cooper (Chairman of the Board). In January 2010, the Company executed an extension option under the lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner. The executed extension option includes approximately 9,212 square feet of office and storage space for a term of five years expiring August 31, 2015 at an annual rent of approximately $219,000.

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity”) a tenant at one of the Company’s rental properties. Varsity’s lease is subject to four 5 year options to extend the term of the lease in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and will be subject to increase in accordance with the lease agreement for the remaining four years. Varsity also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is a compensated employee of Varsity Bus Co., Inc.

Michael Kessman, the Chief Accounting Officer of the Company, provides accounting services to Varsity.  In addition, Mr. Kessman is also a member of Varsity’s Board of Directors.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES:

Legal Matters:

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

As of March 31, 2011, and December 31, 2010, included in other liabilities in the accompanying condensed consolidated balance sheet (Note 6) is the estimated liability for remediation costs of approximately $0.4 million and $0.6 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

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

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At December 31, 2010, the Company’s insurance operations were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time they agreed with the Company’s proposal to transfer the insurance balances into a New York based trust and dissolve the Company’s Cayman island insurance operations once the transfer is complete.  The Company's insurance operations would be administered through the trust.  The intent is to have this completed on or before the June 30, 2011 CIMA statutory filing deadline.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

13. INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures:

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

For the three months ended March 31, 2011, the Company recorded its share of income of approximately $37,000 for this equity investment. During the three months ended March 31, 2011, the Company also recognized $10,875 in management fees and $17,000 in interest on its working capital advances. As of March 31, 2011, the Company has a receivable of approximately $0.9 million related to working capital advances to fund construction projects.

Variable Interest Entities:

The Company accounts for variable interest entities (“VIEs”) in accordance with ASC 810-10-50. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE’s economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses that could be material to the VIE.

As of March 31, 2011, the Company has one investment in a VIE entity with an aggregate carrying amount of $1.0 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

14.    FAIR VALUE:

Fair Value of Financial Instruments:

ASC 825-10-50 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. ASC 825-10-65 requires the Company to disclose in the notes of its interim financial statements as of the second quarter of 2009, as well as its annual financial statements, the fair value of all financial instruments as required ASC 825-10-50. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825-10-50.

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$10,276	$10,276	$11,174	$11,174
Available-for-sale securities	2,466	2,466	2,748	2,748
Restricted cash	837	837	875	875
Accounts receivable, net	4,036	4,036	4,476	4,476
Financial liabilities:
Mortgage note payable	$45,500	$44,835	$45,500	$45,340

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

14.    FAIR VALUE (Continued):

Fair Value Measurement:

The Company determines fair value in accordance ASC 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2011.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$2,466	$2,466	$2,466	$ -	$ -

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

15.    SEGMENTS:

Segment Information:

In accordance with ASC 280-10, the Company has established that its reportable segments are Real Estate Operations, Outside Maintenance, and Insurance Operations as of March 31, 2011. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Paratransit business, the operating results of the Paratransit business are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

The Company primarily operates in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance Operations (including shelter cleaning, electrical contracting, and operating and managing parking facilities), and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

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

The summarized segment information (excluding discontinued operations), as of and for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

15.    SEGMENTS (Continued):

Three Months Ended March 31, 2011
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,375	$4,656	$-	$-	$8,031
Operating expenses	1,139	5,777	25	(75)	6,866
Operating income (loss)	2,236	(1,121)	(25)	75	1,165
Other (expense) income	(600)	77	6	(75)	(592)
Income (loss) from continuing operations before income from equity affiliates and income taxes	1,636	(1,044)	(19)	-	573
Income from equity affiliates	-	37	-	-	37
Income (loss) before benefit from income taxes	1,636	(1,007)	(19)	-	610
Benefit from income taxes	-	23	-	-	23
Income (loss) from continuing operations	$1,636	$(984)	$(19)	$-	$633
Capital expenditures	$-	$58	$-	$-	$58
Depreciation and amortization	$296	$116	$-	$-	$412
Total assets	$171,945	$9,394	$1,271	$(43,548)	$139,062

Three Months Ended March 31, 2010
	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total

Operating revenue	$3,337	$4,318	$-	$(102)	$7,553
Operating expenses	1,196	5,407	31	-	6,634
Operating income (loss)	2,141	(1,089)	(31)	(102)	919
Other (expense) income	(530)	74	(43)	102	(397)
Income (loss) from continuing operations before income from equity affiliates and income taxes	1,611	(1,015)	(74)	-	522
Income from equity affiliates	-	-	-	-	-
Income (loss) before provision for income taxes	1,611	(1,015)	(74)	-	522
Provision for income taxes	(4)	-	-	-	(4)
Income (loss) from continuing operations	$1,607	$(1,015)	$(74)	$-	$518
Capital expenditures	$176	$75	$-	$-	$251
Depreciation and amortization	$322	$97	$-	$-	$419
Total assets (1)	$170,080	$12,801	$1,983	$(44,485)	$140,379

(1) Does not include assets of the discontinued Paratransit operation totaling $164

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Report on Form 10-K for the year ended December 31, 2010 as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. Past performance is no guarantee of future results. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

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

We continue to seek opportunities to acquire stabilized properties. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of real properties within geographic areas that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing property is the potential for future income, we anticipate that the majority of properties that we will acquire will have both the potential for growth in value and provide for cash distributions to stockholders.

Accounting Pronouncements:

See Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for a detailed discussion regarding recently issued accounting pronouncements.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2010, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2011, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

Revenue Recognition-Real Estate Operations:

We recognize revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

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

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined.

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

Asset Impairment:

We apply the provisions of ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Fair Value Measurements:

We determine fair value in accordance with ASC 820-10-05 for financial assets and liabilities. ASC  820-10-05 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

We also participate in certain activities conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such we are subject to federal, state and local taxes on the income from these activities. We account for income taxes under the asset and liability method, as required by the provisions of ASC 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Investment in Equity Affiliates:

We invest in joint ventures that are formed to perform electrical construction services. These investments are generally recorded under either the equity or cost method of accounting as appropriate. We record our share of the net income and losses from the underlying properties and any other-than-temporary impairment on these investments on a single line item in the condensed consolidated statements of income as income or losses from equity affiliates.

Variable Interest Entities:

We account for variable interest entities (“VIEs”) in accordance with ASC 810-10-50. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE’s economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses that could be material to the VIE.

As of March 31, 2011, we have one investment which was made to a VIE entity with an aggregate carrying amount of $1.0 million. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

Stock-Based Compensation:

We have a stock-based compensation plan, which is described in Note 9. We account for stock based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Results of Operations:

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,375	$3,337	$38	1%
Outdoor maintenance and cleaning operations	4,656	4,216	440	10%
Total revenues	8,031	7,553	478	6%
Operating expenses:
General and administrative expenses	1,929	1,897	32	2%
Equipment maintenance and garage expenses	389	436	(47)	(11%)
Transportation expenses	244	323	(79)	(24%)
Contract maintenance and station expenses	2,813	2,677	136	5%
Insurance and safety expenses	485	527	(42)	(8%)
Operating and highway taxes	70	114	(44)	(39%)
Other operating expenses	524	241	283	117%
Depreciation and amortization expense	412	419	(7)	(2%)
Total operating expenses	6,866	6,634	232	3%
Operating income	1,165	919	246	27%
Other income (expense):
Interest income	52	104	(52)	(50%)
Interest expense	(630)	(458)	(172)	38%
Change in insurance reserves	(21)	(45)	24	(53%)
Other	7	2	5	250%
Total other income (expense):	(592)	(397)	(195)	49%
Income from continuing operations before income from equity affiliates and income taxes	573	522	51	10%
Income from equity affiliates	37	-	37	nm
Income before benefit from (provision for) income taxes	610	522	88	17%
Benefit from (provision for) income taxes	23	(4)	27	(675%)
Income from continuing operations, net of taxes	633	518	115	22%
Discontinued Operations:
Income from discontinued operations, net of taxes	-	1	(1)	(100%)
Net income	$633	$519	$114	22%
nm – not meaningful
Property Rental Revenues

Property rental revenue increased $0.1 million, or 1%, to $3.4 million for the three months ended March 31, 2011 from $3.3 million for the three months ended March 31, 2010. This increase was primarily due to an increase in rent from the Varsity lease extension in September 2010.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting Revenues

Outside maintenance, shelter cleaning operations, and electrical contracting revenue increased $0.4 million, or 10%, to $4.6 million for the three months ended March 31, 2011 from $4.2 million for the three months ended March 31, 2010. This increase is primarily attributable to an increase in electrical contracting revenue related to new contracts.

Operating Expenses

Operating expenses increased $0.2 million, or 3%, to $6.8 million for the three months ended March 31, 2011 from $6.6 million for the three months ended March 31, 2010. This increase is primarily due to an increase in labor and materials related to new electrical contracting contracts.

Other Income (Expense)

Other income (expense) increased $0.2 million or 49%, to ($0.6) million for the three months ended March 31, 2011 from ($0.4) million for the three months ended March 31, 2010. This increase was primarily due to an increase in interest expense as a result of the refinancing on July 1, 2010.

Benefit From (Provision For) Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of March 31, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the three months ended March 31, 2011 and 2010. The REIT is subject to certain state and local income taxes, however, we had no income tax expense on our REIT taxable income for the three months ended March 31, 2011.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended March 31, 2011, we recorded a $23,000 benefit from income taxes from these taxable REIT subsidiaries. We did not record a tax provision for the three months ended March 31, 2010 for the taxable REIT subsidiaries.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the three months ended March 31, 2011 and 2010.

Liquidity and Capital Resources

At March 31, 2011, the Company had unrestricted cash and cash equivalents of approximately $10.3 million compared to $11.2 million at December 31, 2010. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

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

Earnings and Profit Distribution:

As of March 31, 2011, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2011. Cash payments were funded from borrowings under our credit facility which was repaid in full on July 10, 2010.

Net Cash Flows

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Operating Activities

Net cash provided by operating activities was approximately $1.3 million for the three months ended March 31, 2011, and approximately $0.6 million for the three months ended March 31, 2010. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $0.6 million (ii) an increase in accounts payable and other liabilities of $0.4 million (iii) an increase in accounts receivable of $0.4 million (iv) depreciation and amortization expense of $0.4 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.1 million, (vii) an increase in other assets of $0.8 million, and (viii) an increase in deferred charges of $0.1 million. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $0.5 million (ii) a decrease in accounts payable and accrued expenses of $0.4 million (iii) a decrease in accounts receivable of $1.6 million (iv) depreciation and amortization expense of $0.4 million (v) an increase in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.1 million and (vii) an increase in other assets of $2.0 million.

Investing Activities

Net cash provided by investing activities was approximately $0.2 million for the three months ended March 31, 2011, and approximately $0.2 million for the three months ended March 31, 2010. For the 2011 period, cash used in investing activities primarily related to purchases of machinery, equipment, and investments of approximately $0.1 million, proceeds from the sale of investments of approximately $0.3 million, and restricted cash of approximately $0.1 million. For the 2010 period, cash used in investing activities primarily related to purchases of property, equipment and investment of approximately $0.3 million and proceeds from the sale of investments of approximately $0.1 million.

Financing Activities

Cash used in financing activities was approximately $2.5 million for the three months ended March 31, 2011 and was related to the payment of the Company’s quarterly and supplemental dividends. Net cash used in financing activities for the three months ended March 31, 2010 was approximately $2.2 million and was related to the payment of the Company’s quarterly and supplemental dividends.

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

In determining AFFO we do not consider the operations of our taxable REIT subsidiaries (outside maintenance, shelter cleaning, electrical, and parking operations) as part of our real estate operations and therefore exclude the net income or net loss when arriving at AFFO. This is the one difference between our definition of AFFO and the NAREIT definition of FFO, which includes net income or net loss from taxable REIT subsidiaries.

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three months ended March 31, 2011 and 2010 (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2011	2010
Net Income	$633	$519
Plus: Real property depreciation	296	322
Amortization of intangible assets	205	205
Amortization of deferred leasing commissions	54	26
Funds from operations (FFO)	$1,188	$1,072
Loss from Taxable-REIT Subsidiaries	1,003	1,089
Amortization of intangible assets of Taxable-REIT Subsidiaries	(27)	(27)
Adjusted funds from operations (AFFO)	$2,164	$2,134
FFO per common share - basic and diluted	$0.09	$0.08
AFFO per common share - basic and diluted	$0.16	$0.16
Weighted average common shares outstanding - basic and diluted	13,529,131	13,472,281

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

 On August 13, 2010, we formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On March 31, 2011, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a garage facility at 245 East 54th Street.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of March 31, 2011 and December 31, 2010, we have recorded a liability for remediation costs of approximately $0.6 million. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000.  At December 31, 2010, we were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time they agreed with our proposal to transfer the insurance balances into a New York based trust and dissolve our Cayman Islands based insurance operations once the transfer is complete.  Our insurance operations would be administered through the trust.  The intent is to have this completed on or before the June 30, 2011 CIMA statutory filing deadline.

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

Off Balance Sheet Arrangements

As part of our outdoor maintenance and electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of March 31, 2011, we have one performance bond outstanding in the amount of $5.8 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011 and December 31, 2010, we did not have any variable rate liabilities.

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

Item 1A.    Risk Factors

During the three months ended March 31, 2011, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Removed and Reserved

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

GTJ REIT, INC.
Dated: May 19, 2011	By: /s/ Jerome Cooper Jerome Cooper President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 19, 2011	___ /s/ David J. Oplanich David J. Oplanich Chief Financial Officer