Form 10-Q
period 2011-06-30
GTJ REIT, Inc.
filed 2011-08-11
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,587,051 shares of common stock as of August 9, 2011.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,551	24,539
	113,135	113,123
Less: accumulated depreciation and amortization	(9,714)	(9,221)
Net real estate held for investment	103,421	103,902
Cash and cash equivalents	9,463	11,174
Available-for-sale securities	2,450	2,748
Restricted cash	812	875
Accounts receivable, net	4,392	4,476
Other assets	10,575	9,663
Deferred charges, net	3,323	3,368
Assets of discontinued operation	—	10
Intangible assets, net	1,347	1,810
Machinery and equipment, net	2,444	2,488
Total assets	$138,227	$140,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$45,500	$45,500
Accounts payable and accrued expenses	920	719
Unpaid losses and loss-adjustment expenses	2,106	2,174
Other liabilities, net	3,649	3,630
Total liabilities	52,175	52,023

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,587,051 and 13,529,131 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	137,713	137,470
Cumulative distributions in excess of net income	(52,071)	(49,398)
Accumulated other comprehensive income	409	418
Total stockholders’ equity	86,052	88,491
Total liabilities and stockholders’ equity	$138,227	$140,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2011	2010	2011	2010
Revenues:
Property rentals	$3,500	$3,318	$6,875	$6,655
Outdoor maintenance and cleaning operations	5,231	4,785	9,888	9,001
Total revenues	8,731	8,103	16,763	15,656
Operating expenses:
General and administrative expenses	2,852	1,757	4,781	3,655
Equipment maintenance and garage expenses	361	393	750	829
Transportation expenses	329	372	572	695
Contract maintenance and station expenses	2,965	3,112	5,778	5,789
Insurance and safety expenses	458	239	943	766
Operating and highway taxes	83	111	153	225
Other operating expenses	525	253	1,050	494
Depreciation and amortization expense	425	431	837	850
Total operating expenses	7,998	6,668	14,864	13,303
Operating income	733	1,435	1,899	2,353
Other income (expense):
Interest income	55	74	106	179
Interest expense	(630)	(464)	(1,260)	(921)
Change in insurance reserves	(102)	14	(122)	(31)
Other	6	4	12	6
Total other income (expense):	(671)	(372)	(1,264)	(767)
Income from continuing operations before loss from equity affiliates and income taxes	62	1,063	635	1,586
Loss from equity affiliates	(92)	—	(55)	—
(Loss) income before (provision for) benefit from income taxes	(30)	1,063	580	1,586
(Provision for) benefit from income taxes	—	(20)	23	(25)
(Loss) income from continuing operations, net of income taxes	(30)	1,043	603	1,561
Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	246	(17)	246	(15)
Net income	$216	$1,026	$849	$1,546
Income per common share - basic and diluted:
(Loss) income from continuing operations	$(0.00)	$0.08	$0.04	$0.12
Income (loss) from discontinued operations	$0.02	$(0.00)	$0.02	$(0.00)
Net income	$0.02	$0.08	$0.06	$0.12
Weighted-average common shares outstanding - basic and diluted	13,542,497	13,481,027	13,535,851	13,476,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional-	Cumulative Distributions	Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-In- Capital	in Excess of Net Income	Comprehensive Income	Stockholders’ Equity
Balance at December 31, 2010	—	$—	13,529,131	$1	$137,470	$(49,398)	$418	$88,491

Distributions - common stock, $0.26 per share	—	—	—	—	—	(3,522)	—	(3,522)

Stock-based compensation	—	—	—	—	243	—	—	243

Issuance of restricted shares			57,920	—	—	—	—	—

Comprehensive income:

Net income	—	—	—	—	—	849	—	849

Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(9)	(9)

Total comprehensive income	—	—	—	—	—	—	—	840
Balance at June 30, 2011	—	$—	13,587,051	$1	$137,713	$(52,071)	$409	$86,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited, amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$849	$1,546
(Income) loss from discontinued operations	(246)	15
Income from continuing operations	603	1,561
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Stock-based compensation	243	305
Changes in insurance reserves	(68)	(121)
Depreciation and amortization	725	744
Amortization of deferred financing costs	108	101
Amortization of deferred charges	58	51
Amortization of intangible assets	463	463
Loss from equity affiliates	(55)	—
Changes in operating assets and liabilities:
Accounts receivable	84	1,335
Other assets	(857)	(3,138)
Deferred charges	(121)	—
Accounts payable and other liabilities	220	(826)
Net cash provided by operating activities	1,403	475
Cash flow from investing activities:
Purchases of machinery and equipment	(201)	(497)
Purchase of investments	(263)	(40)
Proceeds from sale of investments	552	286
Restricted cash	64	66
Net cash provided by (used in) investing activities	152	(185)
Cash Flow from financing activities:
Dividends paid	(3,522)	(3,238)
Earnings and profits distribution	—	(89)
Net cash used in financing activities	(3,522)	(3,327)
Cash flow provided by discontinued operations:
Operating activities	256	136
Net decrease in cash and cash equivalents	(1,711)	(2,901)
Cash and cash equivalents at the beginning of period	11,174	12,906
Cash and cash equivalents at the end of period	$9,463	$10,005
Supplemental cash flow information:
Cash paid for interest	$1,149	$820
Cash paid for taxes	$16	$53

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut. In addition, the Company, through its taxable REIT subsidiaries, provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, as well as electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and operates and manages parking garage facilities located in New York City.

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

At June 30, 2011, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

JUNE 30, 2011

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

Total value of the Bus Companies	$173,431,797
Assumed Earnings and Profits — Cash distribution	20,000,000
Total value after cash distribution	153,431,797
Assumed Earnings and Profits — Stock distribution	42,000,000
Total value after stock distribution	$111,431,797
Reorganization shares	10,000,000
Share Value for purposes of Post Earnings and Profits distribution	$11.14

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

Each stockholder elected to receive cash or stock, or a combination of both. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued):

to be reduced such that the aggregate cash distribution would total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.1 million is included in other liabilities in the condensed consolidated balance sheet at June 30, 2011. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis were expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

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

The following table summarizes the allocation of the purchase price in the form of a condensed consolidated balance sheet reflecting the estimated fair values (after the allocation of negative goodwill) of the amounts assigned to each major asset and liability caption of the acquired entities at the date of acquisition (in thousands):

	Triboro	Jamaica	Total
Issuance of stock	$66,402	$34,035	$100,437

Cash and cash equivalents	$6,126	$974	$7,100
Restricted cash	1,275	637	1,912
Accounts receivable	2,627	1,314	3,941
Operating subsidies receivables	1,752	941	2,693
Deferred leasing commissions	782	—	782
Other assets	2,682	1,549	4,231
Securities available for sale	1,668	593	2,261
Real property and equipment	55,038	30,919	85,957
Machinery and equipment	149	75	224
Total assets	72,099	37,002	109,101

Accounts payable and accrued expenses	741	371	1,112
Revolving credit borrowings	168	84	252
Note payable	666	333	999
Income tax payable	294	157	451
Deferred tax liability	248	124	372
Unpaid losses and loss adjustment expenses	1,736	868	2,604
Other liabilities	1,844	1,030	2,874
Total liabilities	5,697	2,967	8,664
Fair value of net assets acquired	$66,402	$34,035	$100,437

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

On August 13, 2010, the Company formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a parking garage facility at 245 East 54th Street. At June 30, 2011, this was the only parking garage facility operated by the Company.

On July 25, 2011, the Board of Directors (the “Board”) of the Company voted to divest the Company of substantially all of its taxable REIT subsidiaries. It is expected the divestiture of these subsidiaries will take the form of a sale as a going concern and/or, as appropriate, an orderly liquidation of assets, in order to maximize their value.  The Company is presently evaluating the status of its parking garage operations, and will make a determination as to their status in the near future.  It is expected that this divestiture will be substantially complete within 3-6 months.  Following the divestiture of these subsidiaries, the Company will continue to focus on its real estate operations.

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

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and partnerships or other joint ventures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

JUNE 30, 2011

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

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. There were no indicators of impairment at June 30, 2011.

Reportable Segments:

As of June 30, 2011, the Company primarily operated in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance Operations (including shelter cleaning, electrical contracting, and operating and managing parking garage facilities), and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

•                  Real Estate Operations rent Company owned real estate located in New York and Connecticut.

•                  Outside Maintenance, Shelter Cleaning Operations, Electrical Contracting, and Parking Operations provide outside maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and operate and manage parking garage facilities in the New York area.

•                  Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the six months ended June 30, 2011, four tenants constituted approximately 63%, 16%, 12%, and 8% of rental revenue, and two tenants each constituted approximately 1% of rental revenue. For the six months ended June 30, 2010, five tenants constituted approximately 66%, 16%, 12%, 5%, and 1% of rental revenue.

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

begin. The properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $7.1 million and $6.7 million at June 30, 2011 and December 31, 2010, respectively (see Note 4).

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

Revenue Recognition—Insurance Operations:

Premiums are recognized as revenue on a pro-rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.  No premiums were earned for the three and six months ended June 30, 2011 and 2010.

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

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Paratransit Operations as discontinued operations in accordance with ASC 205-20-55 for the three and six months ended June 30, 2011 and 2010.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash:

The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses.  At June 30, 2011, and December 31, 2010, the Company had restricted cash in the amount of $0.8 million and $0.9 million, respectively.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2011 and December 31, 2010, the Company has determined that no liabilities are required in connection with unrecognized tax positions.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

As of June 30, 2011, the Company has one investment in a VIE with an aggregate carrying amount of $1.0 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s condensed consolidated financial statements. The Company accounts for this investment under the equity method of accounting.

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

Recently Issued Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” which requires U.S. GAAP to conform to the disclosure requirements of International Financial Reporting Standards (“IFRS”).  The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the statement of operations and in a separate statement of comprehensive income.  This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating if this ASU will have any potential impact on its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements” which clarifies the application of existing fair value requirements, including those related to highest and best use concepts, and expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating if this ASU will have any potential impact on its condensed consolidated financial statements.

3.    AVAILABLE-FOR-SALE SECURITIES:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with ASC 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

3.    AVAILABLE-FOR-SALE SECURITIES (Continued):

securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statements of income.

The following is a summary of available-for-sale securities at June 30, 2011 and December 31, 2010 (in thousands):

	Available-for-Sale Securities
June 30, 2011	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$—	$—	$333	$333
Money market fund	699	699	—	699
U.S. Treasury/U.S. Government debt securities	1,362	1,367	51	1,418
Total available-for-sale securities	$2,061	$2,066	$384	$2,450

	Available-for-Sale Securities
December 31, 2010	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$—	$—	$338	$338
Money market fund	752	752	—	752
U.S. Treasury/U.S. Government debt securities	1,597	1,602	56	1,658
Total available-for-sale securities	$2,349	$2,354	$394	$2,748

Accumulated other comprehensive income for the six months ended June 30, 2011 and year ended December 31, 2010 includes net unrealized holding (losses) gains of approximately ($9,000) and $51,000, respectively. No amounts were reclassified from other comprehensive income to income for the six months ended June 30, 2011, or for the year ended December 31, 2010.

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of June 30, 2011:

	Amortized Cost	Estimated Fair Value
Due in:
2011	$—	$—
2012 – 2016	1,108	1,153
2017 – 2021	160	163
2022 and later	99	102
Total	$1,367	$1,418

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

4.    OTHER ASSETS:

Other assets consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Prepaid expenses	$370	$207
Prepaid and refundable income taxes	89	72
Rental income in excess of amount billed	7,058	6,736
Costs in excess of billings	825	739
Investment in equity affiliates	(17)	39
Notes receivable	1,543	1,331
Other assets	707	539
	$10,575	$9,663

5.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

The liability for losses and loss-adjustment expenses in connection with certain previous insurance claims is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010

Reported claims	$1,855	$2,042
Provision for incurred but not reported claims	251	132
	$2,106	$2,174

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

In the opinion of management, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies. However, consistent with most companies with similar operations, the Company’s estimated liability for claims is ultimately based on management’s expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

6.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Accrued dividends	$1,087	$1,082
Accrued earnings and profits distribution	99	99
Accrued professional fees	242	199
Accrued wages	177	110
Accrued vacation	229	185
Accrued environmental costs	344	600
Accrued income taxes	46	—
Deposit liability	126	7
Deferred tax liability	—	23
Prepaid rent	544	380
Contract billings in excess of costs	34	415
Other	721	530
	$3,649	$3,630

7.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

The following tables present the uncompleted contracts in progress:

	June 30, 2011	December 31, 2010
Costs on contracts in progress	$2,201	$1,590
Estimated earnings	458	378
	2,659	1,968
Less: billings to date	(1,868)	(1,644)
	$791	$324

The excess of billings over revenues earned to date and revenues earned to date over billings are included in other liabilities and other assets, respectively, on the accompanying condensed consolidated balance sheets as of:

	June 30, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$825	$739
Billings in excess of costs and estimated earnings on uncompleted contracts	(34)	(415)
	$791	$324

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

9.    STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which a total of 13,472,281 shares has been issued by the Company.  On June 17, 2010, and June 9, 2011, the Company issued 56,850, and 57,920, restricted shares of common stock, respectively, under its stock incentive plan. As of June 30, 2011, a total of 13,587,051 shares have been issued by the Company (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of June 30, 2011.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2011 through June 30, 2011:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 5, 2011	December 31, 2010	January 14, 2011	January 21, 2011	$0.10	(1)
March 21, 2011	March 31, 2011	March 31, 2011	April 15, 2011	$0.08
June 1, 2011	June 30, 2011	June 30, 2011	July 15, 2011	$0.08

(1)          This represents a supplemental dividend.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of June 30, 2011, the Company had 630,230 shares available for future issuance of awards under the Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

The following table presents the activity of options outstanding under the Plan for the six months ended June 30, 2011:

Options	Number of Options	Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	255,000	$11.14	$1.90
Granted	—	—	—
Exercised	—	—	—
Forfeited /Expired	—	—	—
Outstanding at June 30, 2011 (2)	255,000	$11.14	$1.90
Options vested and exercisable at June 30, 2011	255,000	$11.14	$1.90

All outstanding and exercisable options have a remaining contractual life of approximately 6.6 years.

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

(2)                The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2011 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

9.    STOCKHOLDERS’ EQUITY (Continued):

of June 30, 2011.

For the three and six months ended June 30, 2011, the Company recognized $0 and $10,000, respectively, related to the stock option grants awarded under the Plan, and $32,000 and $63,000, respectively for the three and six months ended June 30, 2010.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives vested on the grant date, one fourth vested on January 1, 2011, and one fourth will vest each year on the following dates: January 1, 2012, and January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and six months ended June 30, 2011 and 2010 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $16,000, $31,000, $132,000, and $241,000, respectively.

On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000, under the Plan. A total of 5,280 of these shares, with a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 52,640 shares, with a value of approximately $400,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 52,640 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: March 18, 2012, March 18, 2013, and March 18, 2014. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and six months ended June 30, 2011 stock compensation expense relating to the restricted stock granted on March 18, 2011, was approximately $155,000 and  $202,000, respectively.  As of June 30, 2011, there was approximately $295,000 of unamortized stock compensation related to restricted stock.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

9.    STOCKHOLDERS’ EQUITY (Continued):

As of June 30, 2011, cash of approximately $19.9 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2011.

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

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$216	$1,026	$849	$1,546

Denominator:
Weighted average common shares outstanding - basic and diluted	13,542,497	13,481,027	13,535,851	13,476,281

Basic and Diluted Per Share Information:
Net income per share - basic and diluted	$0.02	$0.08	$0.06	$0.12

11.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three and six months ended June 30, 2011, were $176,000 and $247,000, respectively, and  $107,000 and $146,000, respectively, for the three and six months ended June 30, 2010.

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

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity”) a tenant at one of the Company’s rental properties. Varsity’s lease is subject to four 5 year options to extend the term of the lease in each case at a rent equal to 90% of market rental of the leasehold at the time of the extension. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and will be subject to increase in accordance with the lease agreement for the remaining four years. Varsity also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is also a compensated employee of Varsity Bus Co., Inc.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

As of June 30, 2011, and December 31, 2010, included in other liabilities in the accompanying condensed consolidated balance sheets (Note 6) is the estimated liability for remediation costs of approximately $0.3 million and $0.6 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

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

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At December 31, 2010, the Company’s insurance operations were not in compliance with this minimum net worth requirements.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time they agreed with the Company’s proposal to transfer the insurance balances into a New York based trust and dissolve the Company’s Cayman island insurance operations once the transfer is complete. Once this is complete, the Company’s insurance based operations will be administered through the trust. As of June 30, 2011 the Company is in the process of transferring the balances into the trust.

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

JUNE 30, 2011

(Unaudited)

13.    INVESTMENT IN EQUITY AFFILIATES (Continued):

In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

For the three and six months ended June 30, 2011, the Company recorded its share of losses of approximately ($92,000) and ($55,000), respectively, for this equity investment. During the three and six months ended June 30, 2011, the Company also recognized $32,625 and $43,500, respectively, in management fees, and $20,000 and $38,000, respectively, in interest on its working capital advances. As of June 30, 2011, the Company has a receivable of approximately $1.1 million related to working capital advances to fund construction projects.

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

As of June 30, 2011, the Company has one investment in a VIE entity with an aggregate carrying amount of $1.0 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

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

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$9,463	$9,463	$11,174	$11,174
Available-for-sale securities	2,450	2,450	2,748	2,748
Restricted cash	812	812	875	875
Accounts receivable, net	4,392	4,392	4,476	4,476
Financial liabilities:
Mortgage note payable	$45,500	$44,904	$45,500	$45,340

Fair Value Measurement:

The Company determines fair value in accordance ASC 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

14.    FAIR VALUE (Continued):

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2011.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$2,450	$2,450	$2,450	$—	$—

Available-for-sale securities:  Fair values are based on current market quotes received from financial sources that trade such securities.

15.    SEGMENTS:

Segment Information:

In accordance with ASC 280-10, the Company has established that its reportable segments are Real Estate Operations, Outside Maintenance, and Insurance Operations as of June 30, 2011. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

15.    SEGMENTS (Continued):

accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Paratransit business, the operating results of the Paratransit business are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

The Company primarily operates in three reportable segments: (i) Real Estate Operations, (ii) Outside Maintenance Operations (including shelter cleaning, electrical contracting, and operating and managing parking garage facilities), and (iii) Insurance Operations. Each segment’s operations are conducted throughout the U.S., with the exception of the Insurance Operations which is conducted in the Cayman Islands.

Real Estate Operations rent Company-owned real estate located in New York and Connecticut.

Outside Maintenance, Shelter Cleaning Operations, Electrical Contracting, and Parking Operations provide outside maintenance and cleaning services to outdoor advertising companies and governmental agencies in New York, New Jersey, Arizona, and California, electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and operates and manages parking garage facilities in the New York area.

Insurance Operations assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated Companies from unrelated insurance companies based in the United States of America.

The summarized segment information (excluding discontinued operations), as of and for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

15.    SEGMENTS (Continued):

Three Months Ended June 30, 2011

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total
Operating revenue	$3,500	$5,281	$—	$(50)	$8,731
Operating expenses	1,663	6,308	27	—	7,998
Operating income (loss)	1,837	(1,027)	(27)	(50)	733
Other income (expense)	(602)	(135)	16	50	(671)
Income (loss) from continuing operations before loss from equity affiliates and income taxes	1,235	(1,162)	(11)	—	62
Loss from equity affiliates	—	(92)	—		(92)
Income (loss) before provision for income taxes	1,235	(1,254)	(11)		(30)
Provision for (benefit from) income taxes	—	—	—	—	—
Income (loss) from continuing operations	$1,235	$(1,254)	$(11)	$—	$(30)
Capital expenditures	$1	$41	$—	$—	$42
Depreciation and amortization	$306	$119	$—	$—	$425
Total assets	$171,992	$9,378	$1,207	$(44,350)	$138,227

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

15.    SEGMENTS (Continued):

Three Months Ended June 30, 2010

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total
Operating revenue	$3,318	$4,887	$—	$(102)	$8,103
Operating expenses	1,173	5,461	34	—	6,668
Operating income (loss)	2,145	(574)	(34)	(102)	1,435
Other income (expense)	(535)	44	17	102	(372)
Income (loss) from continuing operations before income from equity affiliates and income taxes	1,610	(530)	(17)	—	1,063
Income from equity affiliates	—	—	—	—	—
Income (loss) before provision for income taxes	1,610	(530)	(17)	—	1,063
Provision for income taxes	7	13	—	—	20
Income (loss) from continuing operations	$1,603	$(543)	$(17)	$—	$1,043
Capital expenditures	$36	$211	$—	$—	$247
Depreciation and amortization	$325	$106	$—	$—	$431
Total assets (1)	$170,100	$11,891	$1,814	$(43,498)	$140,307

(1) Does not include assets of the discontinued Paratransit operation totaling $12

Six Months Ended June 30, 2011

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total
Operating revenue	$6,875	$10,013	$—	$(125)	$16,763
Operating expenses	2,801	12,011	52	—	14,864
Operating income (loss)	4,074	(1,998)	(52)	(125)	1,899
Other income (expense)	(1,203)	(203)	17	125	(1,264)
Income (loss) from continuing operations before loss from equity affiliates and income taxes	2,871	(2,201)	(35)	—	635
Loss from equity affiliates	—	(55)	—	—	(55)
Income (loss) before benefit from income taxes	2,871	(2,256)	(35)	—	580
Benefit from income taxes	—	23	—	—	23
Income (loss) from continuing operations	$2,871	$(2,233)	$(35)	$—	$603
Capital expenditures	$1	$61	$—	$—	$62
Depreciation and amortization	$601	$236	$—	$—	$837
Total assets	$171,992	$9,378	$1,207	$(44,350)	$138,227

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

15.    SEGMENTS (Continued):

Six Months Ended June 30, 2010

	Real Estate Operations	Outside Maintenance Operations	Insurance Operations	Eliminations	Total
Operating revenue	$6,655	$9,205	$—	$(204)	$15,656
Operating expenses	2,369	10,868	66	—	13,303
Operating income (loss)	4,286	(1,663)	(66)	(204)	2,353
Other income (expense)	(1,065)	118	(24)	204	(767)
Income (loss) from continuing operations before income from equity affiliates and income taxes	3,221	(1,545)	(90)	—	1,586
Income (loss) from equity affiliates	—	—	—	—	—
Income (loss) before provision for income taxes	3,221	(1,545)	(90)	—	1,586
Provision for income taxes	11	14	—	—	25
Income (loss) from continuing operations	$3,210	$(1,559)	$(90)	$—	$1,561
Capital expenditures	$211	$286	$—	$—	$497
Depreciation and amortization	$647	$203	$—	$—	$850
Total assets (1)	$170,100	$11,891	$1,814	$(43,498)	$140,307

 (1) Does not include assets of the discontinued Paratransit operation totaling $12

16.    SUBSEQUENT EVENTS:

On July 25, 2011, the Board of Directors (the “Board”) of the Company voted to divest the Company of substantially all of its taxable REIT subsidiaries. It is expected the divestiture of these subsidiaries will take the form of a sale as a going concern and/or, as appropriate, an orderly liquidation of assets, in order to maximize their value.  The Company is presently evaluating the status of its parking garage operations, and will make a determination as to their status in the near future.  It is expected that this divestiture will be substantially complete within 3-6 months.  Following the divestiture of these subsidiaries, the Company will continue to focus on its real estate operations. Currently the Company is not able to make a determination of the estimated amount or range of amounts to be incurred for each major type of cost or future cash expenditures associated with this divestiture.

On August 8, 2011, the Board of the Company declared a quarterly cash dividend of $0.08 per share of common stock for the third quarter ended September 30, 2011.  The dividend will be payable on or about October 15, 2011, to common stockholders of record as of the close of business on September 30, 2011.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2010, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2011, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

Revenue Recognition-Real Estate Operations:

We recognize revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-

line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

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

As of June 30, 2011, we have one investment which was made to a VIE entity with an aggregate carrying amount of $1.0 million. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

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

Results of Operations:

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,500	$3,318	$182	5%
Outdoor maintenance and cleaning operations	5,231	4,785	446	9%
Total revenues	8,731	8,103	628	8%
Operating expenses:
General and administrative expenses	2,852	1,757	1,095	62%
Equipment maintenance and garage expenses	361	393	(32)	(8)%
Transportation expenses	329	372	(43)	(12)%
Contract maintenance and station expenses	2,965	3,112	(147)	(5)%
Insurance and safety expenses	458	239	219	92%
Operating and highway taxes	83	111	(28)	(25)%
Other operating expenses	525	253	272	108%
Depreciation and amortization expense	425	431	(6)	(1)%
Total operating expenses	7,998	6,668	1,330	20%
Operating income	733	1,435	(702)	(49)%
Other income (expense):
Interest income	55	74	(19)	(26)%
Interest expense	(630)	(464)	(166)	36%
Change in insurance reserves	(102)	14	(116)	(829)%
Other	6	4	2	50%
Total other income (expense):	(671)	(372)	(299)	80%
Income from continuing operations before loss from equity affiliates and income taxes	62	1,063	(1,001)	(94)%
Loss from equity affiliates	(92)	—	(92)	nm
(Loss) income before benefit from (provision for) income taxes	(30)	1,063	(1,093)	(103)%
Provision for income taxes	—	20	(20)	(100)%
(Loss) income from continuing operations, net of taxes	(30)	1,043	(1,073)	(103)%
Discontinued Operations:
Income (loss) from discontinued operations, net of taxes	246	(17)	263	(1,547)%
Net income	$216	$1,026	$(810)	(79)%

nm — not meaningful

Property Rental Revenues

Property rental revenue increased $0.2 million, or 5%, to $3.5 million for the three months ended June 30, 2011 from $3.3 million for the three months ended June 30, 2010. This increase was primarily due to an increase in rent from the Varsity lease extension in September 2010 as well as rental revenue from new tenants in the second quarter of 2011.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting Revenues

Outside maintenance, shelter cleaning operations, and electrical contracting revenue increased $0.4 million, or 9%, to $5.2 million for the three months ended June 30, 2011 from $4.8 million for the three months ended June 30, 2010. This increase is primarily attributable to an increase in electrical contracting revenue related to new contracts, an increase in revenue in our traffic control division, and three months of revenue from our parking garage facility, which commenced business in the fourth quarter of 2010.

Operating Expenses

Operating expenses increased $1.3 million, or 20%, to $8.0 million for the three months ended June 30, 2011 from $6.7 million for the three months ended June 30, 2010. This increase is primarily due to an increase in labor and materials related to new electrical contracting contracts, three months of expenses related to our parking garage facility operations which commenced business in the fourth quarter of 2010, an increase in stock compensation expense associated with the March 18, 2011 grant of restricted shares, and an increase in professional fees relating to the divestiture of our non-taxable REIT subsidiaries.

Other Income (Expense)

Other income (expense) increased $0.3 million or 80%, to ($0.7) million for the three months ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010. This increase was primarily due to an increase in interest expense as a result of the refinancing on July 1, 2010.

Benefit From (Provision For) Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of June 30, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the three months ended June 30, 2011 and 2010. The REIT is subject to certain state and local income taxes, however, we had no income tax expense on our REIT taxable income for the three months ended June 30, 2011.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended June 30, 2011, we did not record a provision for income taxes from these taxable REIT subsidiaries. We recorded a $20,000 tax provision for the three months ended June 30, 2010 for the taxable REIT subsidiaries.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the three months ended June 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011, we received a payment related to the costs associated with the termination of our Paratransit business in 2008.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$6,875	$6,655	$220	3%
Outdoor maintenance and cleaning operations	9,888	9,001	887	10%
Total revenues	16,763	15,656	1,107	7%
Operating expenses:
General and administrative expenses	4,781	3,655	1,126	31%
Equipment maintenance and garage expenses	750	829	(79)	(10)%
Transportation expenses	572	695	(123)	(18)%
Contract maintenance and station expenses	5,778	5,789	(11)	nm
Insurance and safety expenses	943	766	177	23%
Operating and highway taxes	153	225	(72)	(32)%
Other operating expenses	1,050	494	556	113%
Depreciation and amortization expense	837	850	(13)	(2)%
Total operating expenses	14,864	13,303	1,561	12%
Operating income	1,899	2,353	(454)	(19)%
Other income (expense):
Interest income	106	179	(73)	(41)%
Interest expense	(1,260)	(921)	(339)	37%
Change in insurance reserves	(122)	(31)	(91)	294%
Other	12	6	6	100%
Total other income (expense):	(1,264)	(767)	(497)	65%
Income from continuing operations before loss from equity affiliates and income taxes	635	1,586	(951)	(60)%
Loss from equity affiliates	(55)	—	(55)	nm
Income before benefit from (provision for) income taxes	580	1,586	(1,006)	(63)%
Benefit from (provision for) income taxes	23	(25)	48	(192)%
Income from continuing operations, net of taxes	603	1,561	(958)	(61)%
Discontinued Operations:
Income (loss) from discontinued operations, net of taxes	246	(15)	261	(1,740)%
Net income	$849	$1,546	$(697)	(45)%

nm — not meaningful

Property Rental Revenues

Property rental revenue increased $0.2 million, or 3%, to $6.9 million for the six months ended June 30, 2011 from $6.7 million for the six months ended June 30, 2010. This increase was primarily due to an increase in rent from the Varsity lease extension in September 2010 as well as rental revenue from new tenants in the second quarter of 2011.

Outside Maintenance, Shelter Cleaning Operations, and Electrical Contracting Revenues

Outside maintenance, shelter cleaning operations, and electrical contracting revenue increased $0.9 million, or 10%, to $9.9 million for the six months ended June 30, 2011 from $9.0 million for the six months ended June 30, 2010. This increase is primarily attributable to an increase in electrical contracting revenue related to new contracts, an increase in traffic control division, and six months of revenue from our parking garage facility which commenced business in the fourth quarter of 2010.

Operating Expenses

Operating expenses increased $1.6 million, or 12%, to $14.9 million for the six months ended June 30, 2011 from $13.3 million for the six months ended June 30, 2010. This increase is primarily due to an increase in labor and materials related to new electrical contracting contracts, six months of expenses related to our parking garage facility operations which commenced business in the fourth quarter of 2010, an increase in stock compensation expense associated with the March 18, 2011 grant of restricted shares, and an increase in consulting and legal fees relating to the divestiture of our non-taxable REIT subsidiaries.

Other Income (Expense)

Other income (expense) increased $0.5 million or 65%, to ($1.3) million for the six months ended June 30, 2011 from $0.8 million for the six months ended June 30, 2010. This increase was primarily due to an increase in interest expense as a result of the refinancing on July 1, 2010.

Benefit From (Provision For) Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of June 30, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the six months ended June 30, 2011 and 2010. The REIT is subject to certain state and local income taxes, however, we had no income tax expense on our REIT taxable income for the six months ended June 30, 2011.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the six months ended June 30, 2011, we recorded a $23,000 benefit from income taxes from these taxable REIT subsidiaries. We recorded a tax provision of $25,000 for the six months ended June 30, 2010 for the taxable REIT subsidiaries.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes reflects the operating results of the Paratransit business. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, we received a payment related to the costs associated with the termination of our Paratransit business in 2008.

Liquidity and Capital Resources

At June 30, 2011, the Company had unrestricted cash and cash equivalents of approximately $9.5 million compared to $11.2 million at December 31, 2010. The Company funds operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the next twelve months and to meet its dividend requirements to maintain its REIT status.

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

Earnings and Profit Distribution:

As of June 30, 2011, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2011. Cash payments were funded from borrowings under our credit facility which was repaid in full on July 10, 2010.

Net Cash Flows

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Operating Activities

Net cash provided by operating activities was approximately $1.4 million for the six months ended June 30, 2011, and approximately $0.5 million for the six months ended June 30, 2010. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $0.6 million (ii) an increase in accounts payable and other liabilities of $0.2 million (iii) a decrease in accounts receivable of $0.1 million (iv) depreciation and amortization expense of $0.9 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.2 million, (vii) an increase in other assets of $0.9 million, and (viii) an increase in deferred charges of $0.1 million. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $1.6 million (ii) a decrease in accounts payable and other liabilities of $0.8 million (iii) a decrease in accounts receivable of $1.3 million (iv) depreciation and amortization expense of $0.9 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.3 million and (vii) an increase in other assets of $3.1 million.

Investing Activities

Net cash provided by (used in) investing activities was approximately $0.2 million for the six months ended June 30, 2011 and 2010. For the 2011 period, cash used in investing activities primarily related to purchases of machinery, equipment, and investments of approximately $0.5 million, proceeds from the sale of investments of approximately $0.6 million, and restricted cash of approximately $0.1 million. For the 2010 period, cash used in investing activities primarily related to purchases of property, equipment, and investments of approximately $0.5 million and proceeds from the sale of investments of approximately $0.3 million.

Financing Activities

Cash used in financing activities was approximately $3.5 million for the six months ended June 30, 2011 and was related to the payment of the Company’s quarterly and supplemental dividends. Net cash used in financing activities for the six months ended June 30, 2010 was approximately $3.3 million and was related to the payment of the Company’s quarterly and supplemental dividends.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three and six months ended June 30, 2011 and 2010 (in thousands, except for per share data):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
	Net Income	$216	$1,026	$849	$1,546
Plus:	Real property depreciation	111	174	206	335
	Amortization of intangible assets	232	232	464	464
	Amortization of deferred leasing commissions	82	25	167	51
	Funds from operations (FFO)	$641	$1,457	$1,686	$2,396
	Loss (income) from Taxable-REIT Subsidiaries	1,019	577	2,022	1,665
	Amortization of intangible assets of Taxable-REIT Subsidiaries	(27)	(27)	(54)	(54)
	Adjusted funds from operations (AFFO)	$1,633	$2,007	$3,654	$4,007
	FFO per common share - basic and diluted	$0.05	$0.11	$0.12	$0.18
	AFFO per common share - basic and diluted	$0.12	$0.15	$0.27	$0.30
	Weighted average common shares outstanding - basic and diluted	13,582,497	13,481,027	13,535,851	13,476,678

Acquisitions and Investments

On March 29, 2010, we invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise (“MWBE”). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

On August 13, 2010, we formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a garage facility at 245 East 54th Street. At June 30, 2011, this was the only parking garage facility we operated.

On July 25, 2011, the Board of Directors (the “Board”) of the Company voted to divest the Company of substantially all of its taxable REIT subsidiaries. It is expected the divestiture of these subsidiaries will take the form of a sale as a going concern and/or, as appropriate, an orderly liquidation of assets, in order to maximize their value.  The Company is presently evaluating the status of its parking garage operations, and will make a determination as to their status in the near future.  It is expected that this divestiture will be substantially complete within 3-6 months.  Following the divestiture of these subsidiaries, the Company will continue to focus on its real estate operations. Currently the Company is not able to make a determination of the estimated amount or range of amounts to be incurred for each major type of cost or future cash expenditures associated with this divestiture.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of June 30, 2011 and December 31, 2010, we have recorded a liability for remediation costs of approximately $0.3 million and $0.6 million. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000.  At December 31, 2010, we were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time they agreed with our proposal to transfer the insurance balances into a New York based trust and dissolve our Cayman Islands based insurance operations once the transfer is complete.  Once this is complete, our insurance operations will be administered through the trust. As of June 30, 2011, we are in the process of transferring the balances into the trust.

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

Off Balance Sheet Arrangements

As part of our outdoor maintenance and electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of June 30, 2011, we have one performance bond outstanding in the amount of $5.8 million.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2011 and December 31, 2010, we did not have any variable rate liabilities.

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

Part II — Other Information

Item I.           Legal Proceedings

See Note 12, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for information regarding legal proceedings.

Item 1A.   Risk Factors

During the six months ended June 30, 2011, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended June 30, 2011, filed on August 11, 2011, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 11, 2011	/s/ Jerome Cooper
Jerome Cooper
President, Chief Executive Officer and
Chairman of the Board of Directors

/s/ David J. Oplanich
Dated: August 11, 2011	David J. Oplanich
Chief Financial Officer