Form 10-Q
period 2011-09-30
GTJ REIT, Inc.
filed 2011-11-10
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,587,051 shares of common stock as of November 8, 2011.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,727	24,539
	113,311	113,123
Less: accumulated depreciation and amortization	(9,953)	(9,221)
Net real estate held for investment	103,358	103,902
Cash and cash equivalents	8,033	10,720
Available-for-sale securities	2,327	2,748
Restricted cash	756	875
Accounts receivable, net	263	174
Other assets	8,013	7,140
Deferred charges, net	3,484	3,368
Assets of discontinued operations	6,223	8,768
Intangible assets, net	682	1,296
Machinery and equipment, net	1,486	1,523
Total assets	$134,625	$140,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$45,500	$45,500
Accounts payable and accrued expenses	54	296
Unpaid losses and loss-adjustment expenses	1,988	2,159
Liabilities of discontinued operations	1,161	1,591
Other liabilities, net	2,700	2,477
Total liabilities	51,403	52,023

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,587,051 and 13,529,131 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	137,784	137,470
Cumulative distributions in excess of net income	(54,854)	(49,398)
Accumulated other comprehensive income	291	418
Total stockholders’ equity	83,222	88,491
Total liabilities and stockholders’ equity	$134,625	$140,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2011	2010	2011	2010
Revenues:
Property rentals	$3,521	$3,357	$10,397	$10,012
Other revenue	276	301	1,093	897
Total revenues	3,797	3,658	11,490	10,909
Operating expenses:
General and administrative expenses	1,982	975	5,475	3,055
Equipment maintenance and garage expenses	158	162	464	417
Transportation expenses	8	14	23	47
Contract maintenance and station expenses	4	1	91	1
Insurance and safety expenses	175	214	380	332
Operating and highway taxes	106	108	221	369
Other operating expenses	374	65	1,219	200
Depreciation and amortization expense	350	346	1,011	1,035
Total operating expenses	3,157	1,885	8,884	5,456
Operating income	640	1,773	2,606	5,453
Other income (expense):
Interest income	17	31	66	99
Interest expense	(632)	(627)	(1,889)	(1,548)
Change in insurance reserves	(113)	—	(149)	(31)
Other	(154)	(11)	(141)	(5)
Total other income (expense):	(882)	(607)	(2,113)	(1,485)
(Loss) income from continuing operations before loss from equity affiliates and income taxes	(242)	1,166	493	3,968
Income from equity affiliates	—	—	—	—
(Loss) income before provision for income taxes	(242)	1,166	493	3,968
Provision for income taxes	23	15	1	26
(Loss) income from continuing operations, net of income taxes	(265)	1,151	492	3,942
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(1,428)	(675)	(1,339)	(1,921)
Net (loss) income	$(1,693)	$476	$(847)	$2,021
Income per common share - basic and diluted:
(Loss) income from continuing operations	$(0.02)	$0.09	$0.04	$0.29
Loss from discontinued operations	$(0.10)	$(0.05)	$(0.10)	$(0.14)
Net (loss) income	$(0.12)	$0.04	$(0.06)	$0.15
Weighted-average common shares outstanding – basic and diluted	13,587,051	13,529,131	13,553,105	13,494,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional-	Cumulative Distributions	Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-In- Capital	in Excess of Net Income	Comprehensive Income	Stockholders’ Equity
Balance at December 31, 2010	—	$—	13,529,131	$1	$137,470	$(49,398)	$418	$88,491
Distributions - common stock, $0.34 per share	—	—	—	—	—	(4,609)	—	(4,609)
Stock-based compensation	—	—	—	—	314	—	—	314
Issuance of restricted shares			57,920	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	(847)	—	(847)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(127)	(127)
Total comprehensive loss	—	—	—	—	—	—	—	(974)
Balance at September 30, 2011	—	$—	13,587,051	$1	$137,784	$(54,854)	$291	$83,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited, amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(847)	$2,021
Loss from discontinued operations	1,339	1,921
Income from continuing operations	492	3,942
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Stock-based compensation	314	371
Changes in insurance reserves	(170)	(118)
Depreciation and amortization	923	962
Amortization of deferred financing costs	190	154
Amortization of deferred charges	97	78
Amortization of intangible assets	614	614
Changes in operating assets and liabilities:
Accounts receivable	(89)	1,098
Other assets	(873)	(1,484)
Deferred charges	(403)	(1,837)
Accounts payable and other liabilities	(20)	(1,050)
Net cash provided by operating activities	1,075	2,730
Cash flow from investing activities:
Purchases of machinery and equipment	(342)	(235)
Purchase of investments	(273)	(278)
Proceeds from sale of investments	567	603
Restricted cash	119	88
Net cash provided by investing activities	71	178
Cash Flow from financing activities:
Proceeds from mortgage note payable	—	45,500
Repayment of secured revolving credit facility	—	(43,215)
Dividends paid	(4,609)	(4,320)
Earnings and profits distribution	—	(89)
Net cash used in financing activities	(4,609)	(2,124)
Cash flow provided by (used in) discontinued operations:
Operating activities	776	(1,198)
Net decrease in cash and cash equivalents	(2,687)	(414)
Cash and cash equivalents at the beginning of period	10,720	10,424
Cash and cash equivalents at the end of period	$8,033	$10,010
Supplemental cash flow information:
Cash paid for interest	$1,723	$1,394
Cash paid for taxes	$7	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut (“Real Estate Operations”). In addition, the Company, through its taxable REIT subsidiaries, provides outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, as well as electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York (Outdoor Maintenance Operations”), and operates and manages parking garage facilities located in New York City (“Other Operations”).

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

At September 30, 2011, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

SEPTEMBER 30, 2011

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

Each stockholder elected to receive cash or stock, or a combination of both. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued):

to be reduced such that the aggregate cash distribution would total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company’s common stock.  The Company distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.1 million is included in other liabilities in the condensed consolidated balance sheet at September 30, 2011. Green’s assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro’s assets of approximately $19.4 million, and Jamaica’s assets of approximately $10.2 million, and Green’s revenues on a going forward basis were expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

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

SEPTEMBER 30, 2011

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

On August 13, 2010, the Company formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a parking garage facility at 245 East 54th Street. At September 30, 2011, this was the only parking garage facility operated by the Company.

On July 25, 2011, the Board of Directors (the “Board”) of the Company voted to divest the Company of substantially all of its taxable REIT subsidiaries. It is expected the divestiture of these subsidiaries will take the form of a sale as a going concern and/or, as appropriate, an orderly liquidation of assets, in order to maximize their value.  The Company is presently evaluating the status of its parking garage operations, and will make a determination as to its status in the near future.  It is expected that this divestiture will be substantially complete within six months from the date the Board voted on the divestiture.  Following the divestiture of these subsidiaries, the Company will continue to focus on its Real Estate Operations.

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

SEPTEMBER 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment and intangible assets, impairment of assets, income taxes, contingencies, environmental matters, insurance liabilities, and stock-based compensation.

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

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Asset Impairment:

The Company applies the guidance in ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There were no indicators of impairment at September 30, 2011.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of the Company’s assessment, the Company recorded an allowance of approximately $0.9 million against notes receivable and related interest, wrote off approximately $0.4 million of goodwill and intangibles, recorded an allowance of approximately $0.3 million against accounts receivable, and recorded an impairment of fixed assets of approximately $0.3 million as of September 30, 2011.

Reportable Segments:

As of September 30, 2011, the Company primarily operated in two reportable segments: (i) Real Estate Operations and (ii) Other Operations.

•                  Real Estate Operations rent Company owned real estate located in New York and Connecticut.

•                  Other Operations provide various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company (“MTABC”) for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots (ii) parking operations which operates and manages parking garage facilities in the New York area, and (iii) insurance operations which assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Both segment’s operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

As of July 25, 2011, the Company determined to divest itself of its Outdoor Maintenance, Shelter Cleaning, and Electrical Contracting businesses (“Outdoor Maintenance Operations”). These operations are presented as discontinued operations in the consolidated statements of income.

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the nine months ended September 30, 2011, four tenants constituted approximately 63%, 16%, 12%, and 8% of rental revenue, and two tenants each constituted approximately 1% of rental revenue. For the nine months ended September 30, 2010, five tenants constituted approximately 66%, 16%, 12%, 5%, and 1% of rental revenue.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $7.2 million and $6.7 million at September 30, 2011 and December 31, 2010, respectively (see Note 4).

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period that the related expenses are incurred.

Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service and is presented as part of discontinued operations in the consolidated statements of income (see Note 7 for further discussion regarding discontinued operations).

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the consolidated statements of income (see Note 7 for further discussion regarding discontinued operations).

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

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Paratransit Operations as discontinued operations (Note 7) in accordance with ASC 205-20-55 for the three and nine months ended September 30, 2011 and 2010.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash:

The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses.  At September 30, 2011, and December 31, 2010, the Company had restricted cash in the amount of $0.8 million and $0.9 million, respectively.

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

SEPTEMBER 30, 2011

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011 and December 31, 2010, the Company has determined that no liabilities are required in connection with unrecognized tax positions.

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

SEPTEMBER 30, 2011

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

As of September 30, 2011, the Company has one investment in a VIE with an aggregate carrying amount of $1.0 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s condensed consolidated financial statements. The Company accounts for this investment under the equity method of accounting.

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

SEPTEMBER 30, 2011

(Unaudited)

3.    AVAILABLE-FOR-SALE SECURITIES (Continued):

securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statements of income.

The following is a summary of available-for-sale securities at September 30, 2011 and December 31, 2010 (in thousands):

	Available-for-Sale Securities
September 30, 2011	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$—	$—	$213	$213
Money market fund	695	695	—	695
U.S. Treasury/U.S. Government debt securities	1,363	1,368	51	1,419
Total available-for-sale securities	$2,058	$2,063	$264	$2,327

	Available-for-Sale Securities
December 31, 2010	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$—	$—	$338	$338
Money market fund	752	752	—	752
U.S. Treasury/U.S. Government debt securities	1,597	1,602	56	1,658
Total available-for-sale securities	$2,349	$2,354	$394	$2,748

Accumulated other comprehensive income for the nine months ended September 30, 2011 and year ended December 31, 2010 includes net unrealized holding (losses) gains of approximately ($127,000) and $51,000, respectively. No amounts were reclassified from other comprehensive income to income for the nine months ended September 30, 2011, or for the year ended December 31, 2010.

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of September 30, 2011:

	Amortized Cost	Estimated Fair Value

Due in:
2011	$—	$—
2012 — 2016	1,108	1,153
2017 — 2021	160	162
2022 and later	100	104
Total	$1,368	$1,419

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

4.    OTHER ASSETS:

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Prepaid expenses	$301	$142
Prepaid and refundable income taxes	36	37
Rental income in excess of amount billed	7,217	6,736
Notes receivable	14	14
Security deposits	428	192
Other assets	17	19
	$8,013	$7,140

5.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

The liability for losses and loss-adjustment expenses in connection with certain previous insurance claims is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Reported claims	$1,709	$2,027
Provision for incurred but not reported claims	279	132
	$1,988	$2,159

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

6.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Accrued dividends	$1,087	$1,082
Accrued earnings and profits distribution	99	99
Accrued professional fees	150	106
Accrued wages	2	2
Accrued environmental costs	258	600
Accrued income taxes	1	—
Deposit liability	311	—
Deferred tax liability	—	23
Prepaid rent	259	380
Other	533	185
	$2,700	$2,477

7.    DISCONTINUED OPERATIONS:

On July 25, 2011, the Board of Directors of the Company voted to divest the Company of substantially all of its taxable REIT subsidiaries (“Outdoor Maintenance segment”). It is expected the divestiture of these subsidiaries will take the form of a sale as a going concern and/or, as appropriate, an orderly liquidation of assets, in order to maximize their value.  The Company is presently evaluating the status of its parking garage operations, and will make a determination as to their status in the near future.  It is expected that this divestiture will be substantially complete within six months from the date the Board voted on the divestiture.  Following the divestiture of these subsidiaries, the Company will continue to focus on its Real Estate Operations. The assets and liabilities associated with the Outdoor Maintenance segment have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Outdoor Maintenance segment for all periods presented are classified as “Loss from discontinued operations, net of taxes.”

The following table sets forth the detail of the loss from discontinued operations for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Revenues from discontinued operations	$5,623	$14,693
Loss from discontinued operations, net of income taxes	$(1,428)	$(1,339)

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

7.    DISCONTINUED OPERATIONS (Continued):

The carrying amounts of the major classes of assets and liabilities of the Outdoor Maintenance segment included in discontinued operations are as follows:

	September 30,	December 31,
	2011	2010
Assets:
Cash	$191	$455
Accounts receivable, net	3,431	4,302
Intangible assets	—	514
Machinery and equipment, net	541	965
Other assets, net	2,060	2,533
	$6,223	$8,768
Liabilities:
Accounts payable and accrued expenses	428	422
Other liabilities, net	733	1,168
	$1,161	$1,591

The following tables present the uncompleted contracts in progress:

	September 30, 2011	December 31, 2010
Costs on contracts in progress	$2,038	$1,590
Estimated earnings	261	378
	2,299	1,968
Less: billings to date	(1,055)	(1,644)
	$1,244	$324

The excess of billings over revenues earned to date and revenues earned to date over billings are included in other liabilities and other assets, respectively, on the accompanying condensed consolidated balance sheets as of:

	September 30, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,244	$739
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(415)
	$1,244	$324

8.    MORTGAGE NOTE PAYABLE:

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

8.    MORTGAGE NOTE PAYABLE (Continued):

Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full the Company’s obligations under the previous ING Loan Agreement.

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

9.    SECURED REVOLVING CREDIT FACILITY:

On August 26, 2011, the Company and Manufacturers and Traders Trust Company (“M&T”) entered into a certain credit agreement (the “Credit Agreement”). The Credit Agreement provides for, among other things, a $10 million revolving credit facility (the “Revolver”). The Revolver is available to the Company to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires that the Company satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio, (iii) Leverage Ratio and (iv) Liquidity, all as defined in the Credit Agreement, and other restrictions and covenants that are usual and customary in agreements of this type. As a condition to M&T entering into the Credit Agreement, the Company agreed to indemnify M&T against certain claims pursuant to that certain Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

The obligations under the Revolver are guaranteed by Farm Springs Road, LLC, a wholly-owned subsidiary of the Company (“Farm Springs”). The guaranty of Farm Springs is secured by a first priority mortgage lien and security interest on real property owned by Farm Springs and located at 8 Farm Springs Road, Farmington, Connecticut, as more specifically described in that certain Open-End Mortgage Agreement, dated as of August 26, 2011, and that certain General Assignment of Rents, dated as of August 26, 2011, by and between M&T and the Company. The maturity date for the Revolver is August 26, 2014. Borrowings under the Revolver bear interest, at the Borrower’s option, at either: (i) the M&T’s prime rate plus 2.0% or (ii) the London Interbank Offered Rate (“LIBOR”) plus 3.5% which is subject to a minimum rate of 4.0%.

10.    STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which a total of 13,472,281 shares has been issued by the Company.  On June 17, 2010, and June 9, 2011, the Company issued 56,850, and 57,920, restricted shares of common stock, respectively, under its stock incentive plan. As of September 30, 2011, a total of 13,587,051 shares have been issued by the Company (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of September 30, 2011.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

10.    STOCKHOLDERS’ EQUITY (Continued):

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2011 through September 30, 2011:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 5, 2011	December 31, 2010	January 14, 2011	January 21, 2011	$0.10	(1)
March 21, 2011	March 31, 2011	March 31, 2011	April 15, 2011	$0.08
June 1, 2011	June 30, 2011	June 30, 2011	July 15, 2011	$0.08
August 8, 2011	September 30, 2011	September 30, 2011	October 15, 2011	$0.08

(1)          This represents a supplemental dividend.

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of September 30, 2011, the Company had 630,230 shares available for future issuance of awards under the Plan.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period.  All options expire ten years from the date of grant.

The fair value of these options granted is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility: (1)	21.00%

On June 9, 2011, the Company granted 10,000 options to Mr. Joseph F. Barone, a member of the Company’s Board of Directors (“the Board”) and Chairman of the Compensation Committee. These options, which vested immediately, were granted in connection with Mr. Barone’s appointment to the Board on February 12, 2009.

The fair value these options granted is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on June 9, 2011 was $0.93 per share. The following assumptions were used for the options granted:

Risk free interest rate:	4.00%
Expected dividend yield:	5.20%
Expected life of option in years:	10.00
Expected volatility: (1)	30.00%

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

10.    STOCKHOLDERS’ EQUITY (Continued):

The following table presents the activity of options outstanding under the Plan for the nine months ended September 30, 2011:

Options	Number of Options		Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	255,000	(a)	$11.14	$1.90
Granted	10,000	(b)	$11.14	$0.93
Exercised	—		—	—
Forfeited /Expired	—		—	—
Outstanding at September 30, 2011 (2)	265,000		$11.14	$1.86
Options vested and exercisable at September 30, 2011	265,000		$11.14	$1.86

(a)           These outstanding and exercisable options have a remaining contractual life of approximately 6.4 years.

(b)           These outstanding and exercisable options have a remaining contractual life of approximately 9.7 years.

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

(2)                The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2011 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of September 30, 2011.

For the three and nine months ended September 30, 2011, the Company recognized approximately $9,000 and $20,000, respectively, related to the stock option grants awarded under the Plan, and $32,000 and $95,000, respectively, for the three and nine months ended September 30, 2010.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives vested on the grant date, one fourth vested on January 1, 2011, and one fourth will vest each year on the following dates: January 1, 2012, and January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and nine months ended September 30, 2011 and 2010 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $16,000, $34,000, $47,000, and $276,000, respectively.

On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000, under the Plan. A total of 5,280 of these shares, with a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 52,640 shares, with a value of approximately $400,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 52,640 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: March 18, 2012, March 18, 2013, and March 18, 2014. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and nine

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

10.    STOCKHOLDERS’ EQUITY (Continued):

months ended September 30, 2011 stock compensation expense relating to the restricted stock granted on March 18, 2011, was approximately $46,000 and  $247,000, respectively.  As of September 30, 2011, there was approximately $234,000 of unamortized stock compensation related to restricted stock.

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

As of September 30, 2011, cash of approximately $19.9 million and 3,775,400 shares of the Company’s common stock have been distributed to the Holders. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2011.

11.    EARNINGS PER SHARE:

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

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
(Loss) income from continuing operations	$(265)	$1,151	$492	$3,942
Loss from discontinued operations	1,428	675	1,339	1,921
Net (loss) income	$(1,693)	$476	$(847)	$2,021

Denominator:
Weighted average common shares outstanding - basic and diluted	13,587,051	13,529,131	13,553,105	13,494,355

Basic and Diluted Per Share Information:
Net (loss) income per share - basic and diluted	$(0.12)	$0.04	$(0.06)	$0.15

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

12.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three and nine months ended September 30, 2011, were $198,000 and $445,000, respectively, and  $88,000 and $235,000, respectively, for the three and nine months ended September 30, 2010.

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

13.    COMMITMENTS AND CONTINGENCIES:

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

As of September 30, 2011, and December 31, 2010, included in other liabilities in the accompanying condensed consolidated balance sheets (Note 6) is the estimated liability for remediation costs of approximately $0.3 million and $0.6 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

13.    COMMITMENTS AND CONTINGENCIES (Continued):

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

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At December 31, 2010, the Company’s insurance operations were not in compliance with this minimum net worth requirements.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time they agreed with the Company’s proposal to transfer the insurance balances into a New York based trust and dissolve the Company’s Cayman island insurance operations once the transfer is complete. Once this is complete, the Company’s insurance based operations will be administered through the trust. As of September 30, 2011 the Company is in the process of transferring the balances into the trust.

14.    INVESTMENT IN EQUITY AFFILIATES:

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

For the three and nine months ended September 30, 2011, the Company recorded its share of income and losses of approximately $16,000 and ($39,000), respectively, for this equity investment. During the three and nine months ended September 30, 2011, the Company also recognized $21,750 and $65,250, respectively, in management fees, and approximately $2,600 and $33,000, respectively, in interest on its working capital advances. As of September 30, 2011, the Company has a receivable of approximately $1.0 million related to working capital advances to fund construction projects.

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

As of September 30, 2011, the Company has one investment in a VIE entity with an aggregate carrying amount of $1.0 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

15.    FAIR VALUE:

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

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$8,033	$8,033	$10,720	$10,720
Available-for-sale securities	2,327	2,327	2,748	2,748
Restricted cash	756	756	875	875
Accounts receivable, net	263	263	174	174
Financial liabilities:
Mortgage note payable	$45,500	$48,904	$45,500	$45,340

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

15.    FAIR VALUE (Continued):

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2011.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$2,327	$2,327	$2,327	$—	$—

Available-for-sale securities:  Fair values are based on current market quotes received from financial sources that trade such securities.

16.    SEGMENTS:

Segment Information:

In accordance with ASC 280-10, the Company has established that its reportable segments are Real Estate Operations,  and Other Operations as of September 30, 2011. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Outside Maintenance businesses (including shelter cleaning, and electrical contracting only) and the Paratransit business, the operating results of both of these businesses are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

The Company primarily operates in two reportable segments: (i) Real Estate Operations and (ii) Other Operations.

Real Estate Operations rent Company owned real estate located in New York and Connecticut.

Other Operations provide various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company (“MTABC”) for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots (ii) parking operations which operates and manages parking garage facilities in the New York area, and (iii) insurance operations which assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Both segment’s operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

16.    SEGMENTS (Continued):

The summarized segment information (excluding discontinued operations), as of and for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

Three Months Ended September 30, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,521	$276	$—	$3,797
Operating expenses	2,033	1,179	(55)	3,157
Operating income (loss)	1,488	(903)	55	640
Other income (expense)	(600)	(227)	(55)	(882)
Income (loss) from continuing operations before income (loss) from equity affiliates and income taxes	888	(1,130)	—	(242)
Income (loss) from equity affiliates	—	—		—
Income (loss) before provision for income taxes	888	(1,130)		(242)
Provision for income taxes	23	—	—	23
Income (loss) from continuing operations	$865	$(1,130)	$—	$(265)
Capital expenditures	$176	$—	$—	$176
Depreciation and amortization	$315	$35	$—	$350
Total assets (1)	$171,749	$1,774	$(45,121)	$128,402

(1) Does not include assets of the discontinued operations totaling $6,223

Three Months Ended September 30, 2010

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,357	$301	$—	$3,658
Operating expenses	1,114	771	—	1,885
Operating income (loss)	2,243	(470)	—	1,773
Other income (expense)	(598)	(9)	—	(607)
Income (loss) from continuing operations before income (loss) from equity affiliates and income taxes	1,645	(479)	—	1,166
Income (loss) from equity affiliates	—	—	—	—
Income (loss) before provision for income taxes	1,645	(479)	—	1,166
Provision for income taxes	6	9	—	15
Income (loss) from continuing operations	$1,639	$(488)	$—	$1,151
Capital expenditures	$11	$10	$—	$21
Depreciation and amortization	$326	$20	$—	$346
Total assets (2)	$170,608	$7,772	$(43,210)	$135,170

(2) Does not include assets of the discontinued operations totaling $6,002

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

16.    SEGMENTS (Continued):

Nine Months Ended September 30, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$10,397	$1,093	$—	$11,490
Operating expenses	4,836	4,228	(180)	8,884
Operating income (loss)	5,561	(3,135)	180	2,606
Other income (expense)	(1,800)	(133)	(180)	(2,113)
Income (loss) from continuing operations before income (loss) from equity affiliates and income taxes	3,761	(3,268)	—	493
Income (loss) from equity affiliates	—	—	—	—
Income (loss) before provision for (benefit from) income taxes	3,761	(3,268)	—	493
Provision for (benefit from) income taxes	24	(23)	—	1
Income (loss) from continuing operations	$3,737	$(3,245)	$—	$492
Capital expenditures	$177	$8	$—	$185
Depreciation and amortization	$916	$95	$—	$1,011
Total assets (1)	$171,749	$1,774	$(45,121)	$128,402

(1) Does not include assets of the discontinued operations totaling $6,223

Nine Months Ended September 30, 2010

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$10,012	$897	$—	$10,909
Operating expenses	3,483	1,973	—	5,456
Operating income (loss)	6,529	(1,076)	—	5,453
Other income (expense)	(1,459)	(26)	—	(1,485)
Income (loss) from continuing operations before income from equity affiliates and income taxes	5,070	(1,102)	—	3,968
Income (loss) from equity affiliates	—	—	—	—
Income (loss) before provision for income taxes	5,070	(1,102)	—	3,968
Provision for income taxes	16	10	—	26
Income (loss) from continuing operations	$5,054	$(1,112)	$—	$3,942
Capital expenditures	$222	$12	$—	$234
Depreciation and amortization	$972	$63	$—	$1,035
Total assets (2)	$170,608	$7,772	$(43,210)	$135,170

(2) Does not include assets of the discontinued operations totaling $6,002

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

Executive Summary:

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership, and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company’s discontinued paratransit business, is available for lease. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we own a group of outdoor maintenance businesses, which are presented as part of discontinued operations on our statement of income, and operate and manage a parking garage facility in New York City.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2010, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2011, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

Cleaning and maintenance revenue is recognized upon completion of the related service and is presented as part of discontinued operations in the consolidated statements of income (see Note 7 for further discussion regarding discontinued operations).

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the consolidated statements of income (see Note 7 for further discussion regarding discontinued operations).

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

Asset Impairment:

We apply the provisions of ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There were no indicators of impairment at September 30, 2011.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. We make our estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of our assessment, we recorded an allowance of approximately $0.9 million against notes receivable and related interest, wrote off approximately $0.4 million of goodwill and intangibles, recorded an allowance of approximately $0.3 million against accounts receivable, and recorded an impairment of fixed assets of approximately $0.3 million as of September 30, 2011.

Discontinued Operations:

The condensed consolidated financial statements present the operations of our Outdoor Maintenance Operations (Outdoor Maintenance, Shelter Cleaning, Electrical Contracting), and Paratransit Operations as discontinued operations (Note 7) in accordance with ASC 205-20-55 for the three and nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, we have one investment which was made to a VIE entity with an aggregate carrying amount of $1.0 million. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

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

Results of Operations:

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,521	$3,357	$164	5%
Other revenue	276	301	(25)	(8)%
Total revenues	3,797	3,658	139	4%
Operating expenses:
General and administrative expenses	1,982	975	1,007	135%
Equipment maintenance and garage expenses	158	162	(4)	(160)%
Transportation expenses	8	14	(6)	(121)%
Contract maintenance and station expenses	4	1	3	(4,000)%
Insurance and safety expenses	175	214	(39)	(18)%
Operating and highway taxes	106	108	(2)	(2)%
Other operating expenses	374	65	309	475%
Depreciation and amortization expense	350	346	4	1%
Total operating expenses	3,157	1,885	1,272	68%
Operating income	640	1,773	(1,133)	(64)%
Other income (expense):
Interest income	17	31	(14)	(45)%
Interest expense	(632)	(627)	(5)	1%
Change in insurance reserves	(113)	—	(113)	nm
Other	(154)	(11)	(143)	1,300%
Total other income (expense):	(882)	(607)	(275)	45%
(Loss) income from continuing operations before income (loss) from equity affiliates and income taxes	(242)	1,166	(1,408)	(121)%
Income (loss) from equity affiliates	—	—	—	nm
(Loss) income before provision for income taxes	(242)	1,166	(1,408)	(121)%
Provision for income taxes	23	15	8	53%
(Loss) income from continuing operations, net of taxes	(265)	1,151	(1,416)	(123)%
Discontinued Operations:
Loss from discontinued operations, net of taxes	(1,428)	(675)	(753)	112%
Net (loss) income	$(1,693)	$476	$(2,169)	(456)%

nm — not meaningful

Property Rental Revenues

Property rental revenue increased $0.1 million, or 5%, to $3.5 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010. This increase was primarily due to an increase in rent from the Varsity lease extension in September 2010, as well as rental revenue from new tenants in 2011.

Other Revenue

Other revenue decreased $25,000, or (8%), to $276,000 for the three months ended September 30, 2011 from $301,000 for the three months ended September 30, 2010. This decrease is primarily attributable to the decrease in revenue from the MTABC contract which terminated in June 2011, offset by three months of parking revenue in 2011 which commenced business in the fourth quarter of 2010.

Operating Expenses

Operating expenses increased $1.3 million, or 68%, to $3.2 million for the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010. This increase is primarily due to three months of expenses related to our parking garage facility operations which commenced business in the fourth quarter of 2010, an increase in stock compensation expense associated with the March 18, 2011 grant of restricted shares, and an increase in professional fees relating to the divestiture of our taxable REIT subsidiaries.

Other Income (Expense)

Other income (expense) increased $0.3 million or 45%, to ($0.9) million for the three months ended September 30, 2011 from ($0.6) million for the three months ended September 30, 2010. This increase was primarily due to an increase in interest expense as a result of the refinancing of our mortgage note payable on July 1, 2010.

Benefit From (Provision For) Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of September 30, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the three months ended September 30, 2011 and 2010. The REIT is subject to certain state and local income taxes, however, we had no income tax expense on our REIT taxable income for the three months ended September 30, 2011.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended September 30, 2011, recorded a provision for income taxes from these taxable REIT subsidiaries in the amount of $23,000. We recorded a $15,000 tax provision for the three months ended September 30, 2010 for the taxable REIT subsidiaries.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our Outdoor Maintenance (Outdoor Maintenance, Shelter Cleaning, Electrical Contracting), and Paratransit businesses. The Outdoor Maintenance businesses were discontinued as of July 25, 2011. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$10,397	$10,012	$385	4%
Other revenue	1,093	897	196	22%
Total revenues	11,490	10,909	581	5%
Operating expenses:
General and administrative expenses	5,475	3,055	2,420	79%
Equipment maintenance and garage expenses	464	417	47	11%
Transportation expenses	23	47	(24)	(51)%
Contract maintenance and station expenses	91	1	90	9,000%
Insurance and safety expenses	380	332	48	14%
Operating and highway taxes	221	369	(148)	(40)%
Other operating expenses	1,219	200	1,019	510%
Depreciation and amortization expense	1,011	1,035	(24)	(2)%
Total operating expenses	8,884	5,456	3,428	63%
Operating income	2,606	5,453	(2,847)	(52)%
Other income (expense):
Interest income	66	99	(33)	(33)%
Interest expense	(1,889)	(1,548)	(341)	22%
Change in insurance reserves	(149)	(31)	(118)	381%
Other	(141)	(5)	(136)	2720%
Total other income (expense):	(2,113)	(1,485)	(628)	42%
Income from continuing operations before income (loss) from equity affiliates and income taxes	493	3,968	(3,475)	(88)%
Income (loss) from equity affiliates	—	—	—	nm
Income before provision for income taxes	493	3,968	(3,475)	(88)%
Provision for income taxes	1	26	(25)	(96)%
Income from continuing operations, net of taxes	492	3,942	(3,450)	(88)%
Discontinued Operations:
Loss from discontinued operations, net of taxes	(1,339)	(1,921)	582	(30)%
Net (loss) income	$(847)	$2,021	$(2,868)	(142)%

nm — not meaningful

Property Rental Revenues

Property rental revenue increased $0.4 million, or 4%, to $10.4 million for the nine months ended September 30, 2011 from $10.0 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in rent from the Varsity lease extension in September 2010 as well as rental revenue from new tenants in the second quarter of 2011.

Other Revenue

Other revenue increased $0.2 million, or 22%, to $1.1 million for the nine months ended September 30, 2011 from $0.9 million for the nine months ended September 30, 2010. This increase is primarily attributable to nine months of revenue from our parking garage facility which commenced business in the fourth quarter of 2010.

Operating Expenses

Operating expenses increased $3.4 million, or 63%, to $8.9 million for the nine months ended September 30, 2011 from $5.5 million for the nine months ended September 30, 2010. This increase is primarily due to nine months of expenses related to our parking garage facility operations which commenced business in the fourth quarter of 2010, an increase in stock compensation expense associated with the grant of restricted shares and options in 2011, and an increase in consulting and legal fees relating to the divestiture of our taxable REIT subsidiaries.

Other Income (Expense)

Other income (expense) increased $0.6 million or 42%, to ($2.1) million for the nine months ended September 30, 2011 from ($1.5) million for the nine months ended September 30, 2010. This increase was primarily due to an increase in interest expense as a result of the refinancing of our mortgage note payable on July 1, 2010.

Benefit From (Provision For) Income Taxes

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, we are generally not subject to Federal income tax on our REIT taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income and meet certain other requirements. As of September 30, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not provided for Federal income tax expense on our REIT taxable income for the nine months ended September 30, 2011 and 2010. The REIT is subject to certain state and local income taxes, however, we had no income tax expense on our REIT taxable income for the nine months ended September 30, 2011.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the nine months ended September 30, 2011, we recorded a $1,000 benefit from income taxes from these taxable REIT subsidiaries. We recorded a tax provision of $26,000 for the nine months ended September 30, 2010 for the taxable REIT subsidiaries.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our Outdoor Maintenance (Outdoor Maintenance, Shelter Cleaning, Electrical Contracting), and Paratransit businesses. The Outdoor Maintenance businesses were discontinued as of July 25, 2011. The Paratransit business was discontinued as of September 30, 2008, and reflects no operations for the six months ended June 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, we received a payment related to the costs associated with the termination of our Paratransit business in 2008.

Liquidity and Capital Resources

At September 30, 2011, we had unrestricted cash and cash equivalents of approximately $8.0 million compared to $10.7 million at December 31, 2010. We fund operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. We believe that our net cash provided by operations will be sufficient to fund our short-term liquidity requirements for the next twelve months and to meet our dividend requirements to maintain our REIT status.

Financings:

Hartford Loan Agreement:

On July 1, 2010, two of our indirect subsidiaries, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full our obligations under the previous ING Loan Agreement and to pay related transaction costs and expenses.

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

Secured Revolving Credit Facility:

On August 26, 2011, we entered into a certain credit agreement (“the Credit Agreement) with Manufacturers and Traders Trust Company (“M&T”). The Credit Agreement provides for, among other things, a $10 million revolving credit facility (the “Revolver”). The Revolver is available to us to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires that we satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio, (iii) Leverage Ratio and (iv) Liquidity all as defined in the Credit Agreement, and other restrictions and covenants that are usual and customary in agreements of this type. As a condition to M&T entering into the Credit Agreement, we agreed to indemnify M&T against certain claims pursuant to that certain Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

The obligations under the Revolver are guaranteed by Farm Springs Road, LLC, our wholly-owned subsidiary (“Farm Springs”). The guaranty of Farm Springs is secured by a first priority mortgage lien and security interest on real property owned by Farm Springs and located at 8 Farm Springs Road, Farmington, Connecticut, as more specifically described in that certain Open-End Mortgage Agreement, dated as of August 26, 2011, and that certain General Assignment of Rents, dated as of August 26, 2011, by and between M&T and us. The maturity date for the Revolver is August 26, 2014. Borrowings under the Revolver bear interest, at the Borrower’s option, at either: (i) the M&T’s prime rate plus 2.0% or (ii) the London Interbank Offered Rate (“LIBOR”) plus 3.5% which is subject to a minimum rate of 4.0%.

As part of the Credit agreement, we are obligated to comply with certain financial covenants. As of September 30, 2011, we were in compliance with the financial covenants discussed above.

Earnings and Profit Distribution:

As of September 30, 2011, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed to the Holders in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2011. Cash payments were funded from borrowings under our credit facility which was repaid in full on July 10, 2010.

Net Cash Flows

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Operating Activities

Net cash provided by operating activities was approximately $1.1 million for the nine months ended September 30, 2011, and approximately $2.7 million for the nine months ended September 30, 2010. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $0.5 million (ii) a decrease in accounts payable and other liabilities of $0.1 million (iii) an increase in accounts receivable of $0.1 million (iv) depreciation and amortization expense of $1.8 million (v) a decrease in insurance reserves of $0.2 million (vi) stock compensation expense of approximately $0.3 million, (vii) an increase in other assets of $0.9 million, and (viii) an increase in deferred charges of $0.4 million. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $4.0 million (ii) a decrease in accounts payable and other liabilities of $1.1 million (iii) a decrease in accounts receivable of $1.1 million (iv) depreciation and amortization expense of $1.8 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.4 million, (vii) an increase in other assets of $1.5 million, and (viii) an increase in deferred charges of $1.8 million.

Investing Activities

Net cash provided by investing activities was approximately $0.1 million for the nine months ended September 30, 2011 and approximately $0.2 million for the nine months ended September 30, 2010. For the 2011 period, cash used in investing activities primarily related to purchases of machinery, equipment, and investments of approximately $0.6 million, proceeds from the sale of investments of approximately $0.6 million, and restricted cash of approximately $0.1 million. For the 2010 period, cash provided by investing activities primarily related to purchases of machinery, equipment, and investments, of approximately $0.5 million, proceeds from the sale of investments of approximately $0.6 million, and restricted cash of approximately $0.1 million.

Financing Activities

Cash used in financing activities was approximately $4.6 million for the nine months ended September 30, 2011 and was related to the payment of the Company’s quarterly and supplemental dividends. Net cash used in financing activities for the nine months ended September 30, 2010 was approximately $2.1 million and was related to the payment of the Company’s quarterly and supplemental dividends of approximately $4.3 million and net proceeds from debt refinancing of approximately $2.3 million.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the three and nine months ended September 30, 2011 and 2010 (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(1,693)	$476	$(847)	$2,021
Plus: Real property depreciation	72	299	205	894
Amortization of intangible assets	205	205	614	614
Amortization of deferred leasing commissions	38	25	97	78
Funds from operations (FFO)	$(1,378)	$1,005	$69	$3,607
Loss from Taxable-REIT Subsidiaries	4,584	487	2,562	1,118
Amortization of intangible assets of Taxable-REIT Subsidiaries	—	—	—	—
Adjusted funds from operations (AFFO)	$3,206	$1,492	$2,631	$4,725
FFO per common share - basic and diluted	$0.10	$0.07	$0.01	$0.27
AFFO per common share - basic and diluted	$0.24	$0.11	$0.19	$0.35
Weighted average common shares outstanding - basic and diluted	13,587,051	13,529,131	13,553,105	13,494,355

Acquisitions and Investments

On March 29, 2010, we invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise (“MWBE”). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

On August 13, 2010, we formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a garage facility at 245 East 54th Street. At September 30, 2011, this was the only parking garage facility we operated.

On July 25, 2011, our Board of Directors (the “Board”) voted to divest substantially all of our taxable REIT subsidiaries. It is expected the divestiture of these subsidiaries will take the form of a sale as a going concern and/or, as appropriate, an orderly liquidation of assets, in order to maximize their value.  We are presently evaluating the status of our parking garage operations, and will make a determination as to their status in the near future.  It is expected that this divestiture will be substantially complete within six months from the date the Board voted on the divestiture.   Following the divestiture of these subsidiaries, we will continue to focus on our Real Estate Operations.

Cash Payments for Financing

Payment of interest under the Hartford Loan Agreement and borrowings under the Secured Revolving Credit Facility will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to our stockholders.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of September 30, 2011 and December 31, 2010, we have recorded a liability for remediation costs of approximately $0.3 million and $0.6 million. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000.  At December 31, 2010, we were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time they agreed with our proposal to transfer the insurance balances into a New York based trust and dissolve our Cayman Islands based insurance operations once the transfer is complete.  Once this is complete, our insurance operations will be administered through the trust. As of September 30, 2011, we are in the process of transferring the balances into the trust.

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

Off Balance Sheet Arrangements

As part of our outdoor maintenance and electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of September 30, 2011, we have one performance bond outstanding in the amount of $5.8 million.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011 and December 31, 2010, we did not have any variable rate liabilities.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2011, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended September 30, 2011, filed on November 10, 2011, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

10.1	Credit Agreement, dated August 26, 2011, by and between the Company and Manufacturers Trust Company (“M&T”)

10.2	Standard LIBOR Grid Note, dated August 26, 2011, by and between the Company and M&T.

10.3	Continuing Guaranty, dated August 26, 2011, by and between Farm Springs Road, LLC (“Farm Springs Road”) and

M&T.

10.4	Open-End Mortgage, dated August 26, 2011, by and between Farm Springs Road and M&T.

10.5	General Assignment of Rents, dated August 26, 2011, by and between Farm Springs Road and M&T.

10.6	Environmental Compliance and Indemnification Agreement, dated August 26, 2011, by and between the Company and Farm Springs Road.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: November 10, 2011	/s/ Jerome Cooper
Jerome Cooper
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 10, 2011	/s/ David J. Oplanich
David J. Oplanich
Chief Financial Officer