Form 10-K
period 2011-12-31
GTJ REIT, Inc.
filed 2012-03-30
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0001368757

GTJ REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-5188065 (I.R.S. Employer Identification No.)
444 Merrick Road, Lynbrook, New York (Address of principal executive offices)	11563 (Zip Code)

(516) 881-3535
(Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12(g) of the Act: NONE

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

                Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

                State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of March 22, 2012, there were 13,587,051 shares of common stock issued and outstanding.

GTJ REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

FORWARD-LOOKING STATEMENTS

              Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts ("REITs"); availability of capital; interest rates; our ability to service our debt; competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles; and policies and guidelines applicable to REITs; and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. The forward-looking statements are made as of the date of this Annual Report, and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

ITEM 1.    BUSINESS

Introduction

              The use of the words "we", "us", or "our" refers to GTJ REIT, Inc., a Maryland corporation, and its subsidiaries, except where the context otherwise requires.

              We were incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation or obligation, qualifying as a real estate investment trust ("REIT"), under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the "Code"), for which corporations may be organized under Maryland General Corporation Law. We have focused primarily on the ownership and management of commercial real estate located in New York City and also have one property located in Farmington, Connecticut. In addition, we provided, through our taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California, as well as electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and operated and managed a parking garage facility located in New York City.

              On March 29, 2007, we commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, we elected to be treated as a REIT under the Code, and elected December 31st as our fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 ("RMA"), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

              On July 24, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") with Triboro Coach Corp., a New York corporation ("Triboro"); Jamaica Central Railways, Inc., a New York corporation ("Jamaica"); Green Bus Lines, Inc., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); Triboro Acquisition, Inc., a New York corporation ("Triboro Acquisition"); Jamaica Acquisition, Inc., a New York corporation ("Jamaica Acquisition"); and Green Acquisition, Inc., a New York corporation ("Green Acquisition" and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization ("Reorganization") of the ownership of the Bus Companies into GTJ REIT, Inc. with the surviving entities of the merger of the Bus Companies and the Acquisition Subsidiaries becoming wholly-owned subsidiaries and the former shareholders of the Bus Companies becoming stockholders in the Company.

              Under the terms of the Agreement, each issued and outstanding share of common stock of each of the Bus Companies immediately prior to the effective date of the mergers, was converted into the right to receive the following shares of our common stock:

  •
  Each share of Green common stock was converted into the right to receive 1,117.429975 shares of the Company's common stock.

  •
  Each share of Triboro common stock was converted into the right to receive 2,997.964137 shares of the Company's common stock.

  •
  Each share of Jamaica common stock was converted into the right to receive 195.001987 shares of the Company's common stock.

              At the time of the Reorganization, the Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (all on a triple net basis), four of which are currently leased to the City of New York, one of which is currently leased to a commercial tenant, and one of which a portion is currently leased to a commercial tenant and the remainder, which was utilized by the Company's discontinued paratransit business, is currently available for lease. There was an additional property of negligible size which is not rentable. At December 31, 2011, we owned seven properties containing a total of approximately 561,000 square feet of leasable area.

              Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and the discontinued paratransit business, which was acquired as part of the Reorganization. Additionally, we have an insurance subsidiary, which used to insure the former bus company operations, in which we are in the process of transferring the assets and liabilities to a liquidating trust. In 2009, we expanded our operations to include electrical construction services, and in 2010, began operating and managing a parking garage facility.

              On July 25, 2011, our Board of Directors (the "Board") voted to divest substantially all of our taxable REIT subsidiaries and on November 7, 2011 voted to divest our parking garage operations. Following the completion of the divestiture, our plan is to continue focusing on the growth and expansion of our real estate operations.

              On December 27, 2011, MetroClean Express Corp. and Shelter Clean Inc. entered into an asset purchase agreement with Triangle Services, Inc. (the "Purchaser") for the sale of substantially all of the assets and business of MetroClean Express Corp. and Shelter Clean Inc. to the Purchaser. On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

              On November 15, 2011, in accordance with our lease term, we gave notice to our landlord of our intention to terminate our lease early, and on February 1, 2012, we exited the parking business.

Description of REIT Business

              Our REIT business consists of the acquisition, ownership, and management of real properties. We currently own seven parcels of real property, each of which are described in further detail in the "Portfolio of Real Properties" section. We intend to further expand our real property portfolio beyond these seven parcels.

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

    Types of Investments

              We intend to invest primarily in quality real properties. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of real properties within our geographic area that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. Because a significant factor in the valuation of income-producing real property is the potential for future income, we anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders.

              We intend to acquire properties with financing from mortgage or other debt or may acquire properties subject to existing indebtedness. We may also acquire properties for shares of our common stock. We do not intend to incur aggregate indebtedness in excess of 75% of the gross fair value of our real properties. Fair value will be determined by an independent certified appraiser or in a similar manner as the fair determination at the time of purchase satisfactory to our Board of Directors.

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

  •
  prospects for liquidity through sale, financing, or refinancing of the property;

  •
  competition from existing properties and the potential for the construction of new properties in the area; and

  •
  treatment under applicable federal, state, and local tax and other laws and regulations.

              We will not acquire any real property until we obtain an environmental assessment for each property and are satisfied with the environmental status of the property.

              In determining whether to acquire a particular parcel of real property, we may obtain an option on such property. Typically, the amount paid for an option, if any, is surrendered if the real property is not acquired. In the event that the real property is acquired, the amount paid for the option, if any, is typically credited against the purchase price of the real property.

              In acquiring real properties, we will be subject to risks, including:

  •
  changes in general economic or local conditions;

  •
  changes in supply of or demand for similar competing properties in an area;

  •
  changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

  •
  changes in tax, real estate, environmental, and zoning laws;

  •
  periods of high interest rates and tight money supply which may make the sale of properties more difficult;

  •
  tenant turnover; and

  •
  general overbuilding or excess supply in the market area.

              For a more detailed description of risks relating to our real estate business, see Item 1A—"Risk Factors."

              We anticipate that the purchase price of properties we acquire will vary depending on a number of factors, including size and location. In addition, our operating cost will vary based on the amount of debt we incur in connection with financing the acquisition. We may not be able to purchase a diverse portfolio of real properties unless we find sources of financing. It is difficult to predict the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount and cost of debt financing we use.

    Real Property Acquisition Process

              We intend to acquire real properties using newly formed wholly-owned subsidiaries. In addition to fee simple interests, we may acquire long-term ground leases. Other methods of acquiring real property may be used when advantageous. For example, we may acquire properties through a joint venture, limited partnership, or the acquisition of substantially all of the interests of an entity that in turn owns a parcel of real property.

              We may commit to acquire real properties subject to completion of construction in accordance with terms and conditions specified by our Board of Directors. In such cases, we will be obligated to acquire the real property at the completion of construction, provided that (i) the construction conforms to definitive plans, specifications, and costs approved by us in advance and embodied in the construction contract, and (ii) an agreed upon percentage of the real property is leased beforehand. We would receive a certificate of an architect, engineer, or other appropriate party, stating that the real property complies with all plans and specifications. Our intent is not to assume development risk.

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

    Joint Ventures

              We may invest in general partnership, limited partnership, and joint venture arrangements with other real estate investors. There is a potential risk that we or a joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the decision. Furthermore, we cannot guarantee that we will have sufficient financial resources to exercise any right of first refusal that may be part of a partnership or joint venture agreement.

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

              In connection with a sale of a property, our preference will be to obtain an all-cash sale price. However, we may accept a purchase money obligation secured by a mortgage on the property as partial payment. There are no limitations or restrictions on our taking such purchase money obligations. The terms of payment upon sale will be affected by custom in the area in which the property being sold is located and the then economic conditions. To the extent we receive notes, securities, or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sale proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced, or otherwise disposed of. Thus, the distribution of the proceeds of a sale to stockholders may be delayed until such time. In such cases, we will receive payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

              A real property may be sold before the end of the planned holding period if:

  •
  in the judgment of our Board of Directors, the value of a property may decline;

  •
  an opportunity has arisen to acquire or improve other properties;

  •
  we can increase cash flow through the disposition of the property; or

  •
  in the judgment of our Board of Directors, the sale of the property is otherwise in our best interest.

              The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. We cannot assure you that this objective will be realized. The selling price of a property will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price or if operating expenses increase without a commensurate increase in rent under our gross leases, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions.

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

    Changes in Our Investment Objectives

              Subject to the limitations in our charter, our bylaws, and the Maryland General Corporation Law ("MGCL"), our business and policies will be controlled by our Board of Directors. Our Board of Directors has the right to establish policies concerning investments and the right, power, and obligation to monitor our procedures, investment operations, and performance of our company. Thus, stockholders must be aware that the Board of Directors, acting consistently with our organizational documents, applicable law, and their fiduciary obligations, may elect to modify our objectives and policies from time to time.

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

              612 Wortman Avenue.    612 Wortman Avenue, Brooklyn, New York (the "Wortman Avenue Property") is owned in fee simple. The Wortman Avenue Property consists of an industrial building of 27,250 square feet located on 10.389 acres. The Wortman Avenue Property is located along the entire block front surrounded by Wortman Avenue to the North, Cozine Avenue to the South, Fountain Avenue to the East and Montauk Avenue to the West. An additional parcel made up of three tax lots is located along the entire block front bordered by Cozine Avenue, Milford Avenue, Flatlands Avenue, and Logan Street. The Wortman Avenue Property is primarily leased to Varsity Bus Co., Inc ("Varsity Bus"). Varsity Bus has occupied a portion of the Wortman Avenue Property since 2003. Under the lease, Varsity Bus is leasing 238,182 square feet of outdoor parking and approximately 16,928 square feet of indoor maintenance and office space for $311,800 per year from February 2006 to August 2006, increasing by the cost of living index from September 2006 to August 2010, when the term ends. In December 2009, Varsity Bus executed one of the extension options under the lease through August 2015. Rent for the first year under the extension, which began on September 1, 2010, was approximately $833,000 and is subject to increase in accordance with the lease agreement for the remaining four years. This property represents approximately 9% of our total property building space and 3% of our total gross rental income. In addition, Varsity Bus also pays a 60% share of utility and building maintenance costs. Varsity Bus has the right to terminate the term on six months notice at an earlier date and also has the right to lease the space for up to four-five year consecutive extension terms after 2010 at a rental rate equal to 90% of the fair market value at the beginning of the first extension term, with rent for following years at a compounding of annual Consumer Price Index ("CPI") increases. The balance of the Wortman Avenue Property had been occupied by Transit Facility Management Corp. ("TFM"), a subsidiary of our company, as a bus depot through September 30, 2008, at which time TFM's operations were discontinued. The portion of this property which had been occupied by TFM is leased to several various tenants.

              23-85 87th Street.    23-85 87th Street, East Elmhurst, New York (the "87th Street Property") is owned in fee simple. The 87th Street Property consists of a 52,020 square foot industrial building on 7.016 acres. The 87th Street Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 87th Street to the West and 89th Street to the East in East Elmhurst, New York. The 87th Street Property is leased to Avis Rent-A-Car Systems, Inc. as an automobile leasing and maintenance depot under a lease dated October 31, 2003 with a term ending October 31, 2023, with a base rent of approximately $1.8 million per year. For the sixth, eleventh and sixteenth years, the base rent will be increased by the greater of 105% of the immediately preceding base rent or the cumulative cost of living index increase for the preceding five years but not in excess of 115% of the immediately preceding base rent. The initial base rent had been reduced to approximately $1.5 million per year until the property was rezoned (which occurred in 2008). As a result of the rezoning, the base rent was increased to approximately $1.8 million per year plus an adjustment tied into the increase in the CPI pursuant to the lease as noted above.

              8 Farm Springs Road.    8 Farm Springs Road, Farmington, Connecticut (the "Farm Springs Property") is owned in fee simple. The Farm Springs Property consists of a 107,654 square foot office building on approximately 10.53 acres. The Farm Springs Property has been leased to the Hartford Insurance Company as an office building for a term of 10 years with current annual rent of approximately $2.2 million escalating to approximately $2.3 million in 2012. While the Farm Springs Property lease expires in August of 2012, we have engaged a broker to actively market the property in order to secure a lease with a new tenant. This property represents approximately 19% of our total property building space and approximately 19% of our total gross rental income.

    Renovations and Improvements

              Our real properties, except for the 87th Street Property and the Farm Springs Property, are used as bus depots. We have no plans or obligations to renovate or further develop any of our real properties.

Financing Arrangements

    Secured Revolving Credit Facility

              On August 26, 2011, we entered into a certain credit agreement ("the Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"). The Credit Agreement provides for, among other things, a $10 million revolving credit facility (the "Revolver"). The Revolver is available to us to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires that we satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio, (iii) Leverage Ratio and (iv) Liquidity all as defined in the Credit Agreement, and other restrictions and covenants that are usual and customary in agreements of this type. As a condition to M&T entering into the Credit Agreement, we agreed to indemnify M&T against certain claims pursuant to that certain Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

              The obligations under the Revolver are guaranteed by Farm Springs Road, LLC, our wholly-owned subsidiary ("Farm Springs"). The guaranty of Farm Springs is secured by a first priority mortgage lien and security interest on real property owned by Farm Springs and located at 8 Farm Springs Road, Farmington, Connecticut, as more specifically described in that certain Open-End Mortgage Agreement, dated as of August 26, 2011, and that certain General Assignment of Rents, dated as of August 26, 2011, by and between M&T and us. The maturity date for the Revolver is August 26, 2014. Borrowings under the Revolver bear interest, at the Borrower's option, at either: (i) the M&T's prime rate plus 2.0% or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.5% which is subject to a minimum rate of 4.0%.

              As part of the Credit agreement, we are obligated to comply with certain financial and nonfinancial covenants. As of December 31, 2011, we were in compliance with all financial and nonfinancial covenants.

    Hartford Loan Agreement

              On July 1, 2010, two of our indirect subsidiaries, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the "Borrower") entered into a Fixed Rate Term Loan Agreement (the "Hartford Loan Agreement") with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the "Lenders") pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the "Loan"). The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the "Notes"). The proceeds from the Loan were used to satisfy in full our obligations under the ING Loan Agreement.

              The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate commonly known as 165-25 147th Avenue, Laurelton, Queens, New York and 85-01 24th Avenue, East Elmhurst, Queens, New York (collectively, the "Real Estate"), and (b) personal property and other rights of the Borrower, all as more specifically described in that certain Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 (the "Mortgage") and that certain Assignment of Leases and Rents dated as of July 1, 2010 among the Lenders and the Borrower, and other ancillary documents. The outstanding principal balance of the Loan shall bear interest at the fixed rate of 5.05% per annum. The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

    ING Loan Agreement

              On July 2, 2007, we entered into a three year loan agreement, dated as of June 30, 2007 (the "ING Loan Agreement"), among certain direct and indirect subsidiaries of our Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the "Lenders"). Pursuant to the terms of the ING Loan Agreement, the Lenders provided multiple loan facilities in the amounts and on the terms and conditions set forth in the ING Loan Agreement. The aggregate of all loan facilities under the ING Loan Agreement could not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans was paid monthly. The interest rate on both the initial draw-down and mortgage loan was fixed at 6.59% per annum and the interest rate on the additional draw floated at a spread over one month LIBOR, 1.75% at June 30, 2010. In addition, there was a one-tenth of one percent non-use fee on the unused portion of the facility.

              The loan facilities were collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the "Depots") owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of our Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. We had assigned our interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the ING Loan Agreement. The $1.0 million mortgage loan was secured by a mortgage in the amount of $250,000 on each of the Depots collectively. On July 1, 2010, the outstanding balance of approximately $43.2 million under the ING Loan Agreement was repaid in full.

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

    Occupancy

              With the exception of the Wortman Avenue Property, our real properties are fully occupied. New York City is the sole tenant of four of the real properties, (147th Avenue Property, Rockaway Beach Property, 24th Avenue Property, and Guy Brewer Property), Avis Rent-A-Car is the sole tenant of the fifth real property (87th Street Property), Varsity Bus is the majority tenant of the sixth real property (Wortman Avenue Property), the balance of which a majority portion is occupied by various tenants and the remainder is available for lease, and Hartford Life Insurance is the sole tenant of the seventh property (Farm Springs Property). The tenant at our Farm Springs Property has notified us that they would not extend the lease beyond its scheduled expiration in August 2012. We have engaged a broker to market this property to secure a new tenant. The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operation.

    Depreciation

              The following table provides information on tax depreciation of our real properties:

Property	Tax Basis	Depreciation Method(1)	Remaining Life
147th Avenue Property and Rockaway Beach Property	$2,800,205	MACRS	16 years
24th Avenue Property	$597,966	MACRS	16 years
Guy Brewer Property	$1,874,289	MACRS	16 years
Wortman Avenue Property and 87th Street Property	$4,791,824	MACRS	16 years
Farm Springs Property	$21,482,586	MACRS	35 years

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

	Rental Per Square Foot For 2011
Property (Tenant)	Building	Land
147th Avenue Property (New York City)	$20.24	$10.69
Rockaway Beach Property (New York City)	$22.99	$5.02
24th Avenue Property (New York City)	$23.70	$10.02
Guy Brewer Property (New York City)	$21.83	$8.23
Wortman Avenue Property (Various)	$56.96	$2.87
87th Street Property (Avis Rent-A-Car)	$39.79	$6.77
Farm Springs Property (Hartford Insurance)	$21.08	$4.94

    Environmental Matters

              Our real property, except for the Farm Springs Property, has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we had entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby we had committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. The engineering report, which has an estimated cost range of approximately $1.4 million to $2.6 million, provided a "worst case" scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.

              As of December 31, 2011, 2010 and 2009, we have recorded a liability of approximately $0.2 million, $0.6 million and $1.1 million, respectively related to the Study as disclosed in the engineering report. Presently, we are not aware of any claims or remediation requirements from any local, state, or federal government agencies. Each of our properties, except for the Farm Springs Property, is still used as transit depots, including maintenance of vehicles. Our tenants are responsible for environmental conditions which occur during their tenancies, based on the terms of their respective leases.

    Competition for Additional Real Properties

              Our real property operations are subject to normal competition with other investors to acquire real property and to profitably manage such real property. Numerous other REITs, banks, insurance companies, and pension funds, as well as corporate and individual developers and owners of real estate, compete with us in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than us. Since our real properties, with the exception of the Farm Springs Property, are leased under long-term lease arrangements that are not due to expire in the next twelve months, we do not currently face any immediate competitive re-leasing pressures. While the Farm Springs Property lease expires in August of 2012, we currently have engaged a broker to actively market the property in order to secure a lease with a new tenant.

    Employees

              We have seven employees involved on a full time or part time basis with respect to our REIT operations. We believe that our relationship with our employees is good.

Discontinued Outdoor Maintenance Operations

              We, through our wholly-owned subsidiary, Shelter Express Corp., operated a group of outdoor maintenance businesses, electrical construction services business, and a parking garage facility. On July 25, 2011, our Board voted to divest our outdoor maintenance businesses and electrical construction business, and subsequently, on November 11, 2011, voted to divest our parking business. We also operated a paratransit business through September 30, 2008. These subsidiaries (taxable REIT subsidiaries) were taxed as corporations. The majority of these operations were based in the New York metropolitan area, with additional operations based in the Los Angeles, California and Phoenix, Arizona metropolitan areas. This group also included a number of other subsidiaries which are inactive and have little or no assets. The significant subsidiaries are described below.

New York Metropolitan Area Operations

              Our operations in the New York metropolitan area included MetroClean Express Corp. ("MetroClean"), Shelter Express Corp. ("Shelter Express"), Shelter Electric Maintenance Corp. ("Shelter Electric"), Shelter Parking Corp. ("Shelter Parking"), and Transit Facility Management Corp. ("TFM").

    Shelter Express

              Shelter Express is currently a holding company of the taxable REIT subsidiaries. In July 2008, Shelter Express entered into a two year agreement with the Metropolitan Transit Authority Bus Company ("MTABC"), originally expiring in July 2010, granting a non-transferable license to the MTABC to use our payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots. Under the agreement, Shelter Express was to provide all necessary personnel, support, consulting, and maintenance services to the MTABC. In July 2010, the MTABC executed a six month extension option, and in December 2010, executed another six month extension option which expired in July 2011.

              In 2006, a contract was awarded by New York City to Cemusa USA ("Cemusa"), a subsidiary to a Spanish corporation. Under the contract, Cemusa was expected to replace the existing 3,200 New York City bus shelters, install over 330 newsstands and construct 20 automated pay toilets. On June 26, 2006, Shelter Express entered into an agreement with CEMUSA Inc. to provide labor, equipment and supervision to service existing bus shelters throughout New York City. During the term, Shelter Express maintained all shelters existing at the beginning of the term which were not subsequently removed. On October 27, 2009, the Company received notice from its customer CEMUSA, Inc. that the Services Agreement, dated June 26, 2006, between CEMUSA, Inc. and Shelter Express Corp., terminated on December 31, 2009 in accordance with its terms. The Services Agreement with CEMUSA, Inc. represented annual revenues of approximately $11.8 million.

    MetroClean

              MetroClean was founded in 1998 and was comprised of two major divisions, the outdoor advertising service division and the traffic control services division.

              The outdoor advertising service division provided services to outdoor advertising agencies for which we installed and maintained bus shelters, urban panels, banners, murals, kiosks, automated pay toilets, video screens, and information centers. The work provided under these contracts was for the installation and maintenance of these structures, as well as the posting of advertisements in our customers' illuminated and non-illuminated display boxes.

              The traffic control services division provided operation support to engineering and construction companies for which it protected road crews working on highways and roadways. With the use of safety barriers and vehicles equipped with protectors and attenuators, our crews secured work areas to allow contractors to conduct their services. Other aspects of this division included installation of concrete barriers that provided protection and security on highways and buildings. In addition, this division owned and offered for lease bucket trucks, light towers, cargo vans, back-up trucks, display boards, arrow boards, concrete barriers, wooden barriers, man-lifts, and under bridge inspection units.

              On December 27, 2011, MetroClean entered into an asset purchase agreement with Triangle Services, Inc. (the "Purchaser") for the sale of substantially all of the assets and business of MetroClean to the Purchaser. On January 12, 2012, the sale was completed.

    Shelter Electric

              Shelter Electric is a licensed electrical contractor which provides support services for the activities of MetroClean Express and Shelter Express and electrical contracting services to other customers. Based on the growth and development of outdoor furniture advertising, Shelter Electric clients now also include Clear Channel Outdoor for electrification of bus shelters in Westchester County, New York and wall hangings in malls and various outdoor kiosks and furniture and CBS Outdoor for urban panels. In addition, it provides electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York. We are currently in the process of completing all work that we are obligated to perform under our pre-existing contracts, however, we are not obtaining any additional contracts.

    Shelter Parking

              On August 13, 2010, the Company formed Shelter Parking, a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking, through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a parking garage facility located at 245 East 54th Street. On November 15, 2011, in accordance with our lease term, we gave notice to our landlord of our intention to terminate our lease early, and on February 1, 2012, we exited the parking business.

    Transit Facility Management

              TFM was established in October 2001 to operate a paratransit service, providing door-to-door public transportation service to people with disabilities and unable to use conventional public transit services. TFM was one of several private paratransit bus companies in New York City under contract with the Metropolitan Transit Authority ("MTA") as part of the joint plan between the MTA and the New York City Department of Transportation to provide paratransit services in order to comply with the Americans with Disabilities Act of 1990. The routes held by TFM included transit services in each of the five boroughs of New York City. As of September 30, 2008, TFM discontinued its operations.

Los Angeles Metropolitan Area Operations

              Shelter Clean, Inc. was established in 2000 and was based in Los Angeles, California. Shelter Clean, Inc. provided support services for outdoor furniture advertisements to advertising agencies as well as engaged in the installation, maintenance, posting, repair and cleaning of bus shelters, kiosks and other related structures where additional displays are located. As part of its services, Shelter Clean, Inc. provided its customers with site selection and marking, permit acquisition and execution, sub-contractor liaison, assembly and installation, record keeping, cost analysis, and inventory control. Services also included cleaning, trash containment, damage repair, graffiti removal, glass replacement, lighting repair, and repainting. Shelter Clean Inc.'s major contracts were with CBS Outdoor, JC DeCaux Outdoor, Van Wagner Outdoor, Orange County Transit Authority, and the City of Los Angeles Department of Transportation.

              On December 27, 2011, Shelter Clean Inc. entered into an asset purchase agreement with Triangle Services, Inc. (the "Purchaser") for the sale of substantially all of the assets and business of Shelter Clean Inc. to the Purchaser. On January 12, 2012, the sale was completed.

Phoenix Area Operations

              On May 1, 2006, Shelter Clean of Arizona commenced outdoor maintenance operations in Phoenix, Arizona. Shelter Clean of Arizona provided bus shelter maintenance services primarily for the City of Phoenix as well as other services for the adjoining City of Glendale. On January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

Employees

              As of December 31, 2011, we had 22 employees who were employed at GTJ REIT, Inc., and Shelter Express collectively, and 16 employees who were employed at Shelter Electric who were part of discontinued operations. Additionally, we had 33 and 10 employees, respectively, who were employed at Shelter Clean of Arizona, Inc., and Shelter Parking who no longer work for the Company as we exited these operations on January 31, 2012. We consider our relations with our employees to be good.

Litigation

              The discontinued outdoor maintenance and paratransit businesses are presently not parties to any litigation except litigation in the ordinary course of their business, carrying no material liabilities.

Competition

              Our electrical contracting business faces substantial competition in its respective market. Competition is based on price and level of service. Our company competes with companies with greater financial and operational resources.

Our Compliance with Governmental Regulations

              Many laws and government regulations are applicable to our Company and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

    Costs of Compliance with the Americans with Disabilities Act.

              Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. Therefore, we may incur additional costs in connection with the ADA. There are also federal, state, and local laws which also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and pay liquidating distributions could be adversely affected.

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

    Other Federal, State, and Local Regulations.

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

    Insurance Regulations:

              The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000. At December 31, 2011 and 2010, we were not in compliance with the minimum net worth requirement. A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete. As of December 31, 2011, we are in the process of transferring the insurance balances into a liquidating trust.

    Divestiture:

              In connection with the completion of the divestiture, we may be subject to certain liabilities including union wages and severance. On January 27, 2012, we received a notice from Local Union No. 3's counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. We were not in agreement with the assertion of severance or the amount of the liability. We have elected to proceed with arbitration to settle the claim. On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. We are aggressively defending our position and have retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

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

              In addition, even if we qualify as a REIT in any year, we would still be subject to federal taxation on certain types of income. For example, we would be subject to federal income taxation on the net income earned by our "taxable REIT subsidiaries", that is, our corporate subsidiaries with respect to which elections are made to treat the same as separate, taxable subsidiaries, presently including our electrical contracting business.

Real Property Business, Investment, Diversification, and Environmental Risks

Our real properties are currently comprised of seven rentable real properties, six of which are in the New York area, and we may not grow or diversify our real estate portfolio substantially in the future, leaving us vulnerable to New York area problems.

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

  •
  changes in national, regional, or local economic conditions;

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

We may not be able to diversify our real property portfolio due to the number and size of our competitors.

              Competition may adversely affect acquisition of properties and leasing operations. We compete for the purchase of commercial property with many entities, including other REITs, some of which are publicly traded. Many of our competitors have substantially greater financial recourses than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals. We may incur costs on unsuccessful acquisitions that we will not be able to recover.

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

              We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, or acts of God that are either uninsurable or not economically insurable. Generally, we will not obtain insurance for hurricanes, earthquakes, floods, or other acts of God unless required by a lender or we determine that such insurance is necessary and may be obtained on a cost-effective basis. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

Electrical Contracting Business Risk

Our electrical contracting business depends largely on profitable contracts and performance.

              We provide electrical contracting services to various customers. The loss of any of our larger customers would have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risks related to additional investment, the capital may have to be funded by borrowing or asset sales. We have also publicly disclosed our intention to divest our taxable REIT subsidiaries, including our electrical contracting business. As a result, we may incur substantial costs associated with the completion of our remaining contracts and winding up this business.

Deterioration in economic conditions in general could reduce demand for our electrical construction services and as a result, reduce our earnings and affect our financial condition.

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

Our stockholder' interests may be diluted by issuances under our 2007 Incentive Award Plan and other common stock or preferred stock issuances, which could result in lower returns to our stockholders.

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

Federal Income Tax and Regulatory Requirements

The requirement to distribute at least 90% of our taxable REIT income may require us to incur debt, sell assets, or issue additional securities for cash, which would increase the risks associated with your investment.

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

              The minimum distribution requirements for REIT's may require us to borrow, sell assets, or issue additional securities for cash to make required distributions, which would increase the risks associated with your investment in our company.

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

              We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires us to assess and attest to the effectiveness of our internal control over financial reporting. As of December 31, 2011, our independent registered public accounting firm is not required to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. If any deficiencies or material weaknesses exist as a result of our assessment of our internal controls over financial reporting, our financial statements may be materially adversely affected.

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

              We are required to distribute at least 90% of our taxable net income, excluding net capital gains to our stockholders in each taxable year. However, depending on the size of our operations, we will require a minimum amount of capital to fund our daily operations. In addition, we may require working capital for our electrical contracting business. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of your investment in our company.

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

              Global stock and credit markets have recently experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.

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

Increases in interest rates will increase the amount of our debt service and increased interest payments will adversely affect our ability to make cash distributions to our stockholders.

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

              Our policies, including policies intended to protect our stockholders and the policies described in this annual report with respect to acquisitions, financing, limitations on debt, and investment limitations, have been determined by our Board of Directors and can be changed at any time without a vote of our stockholders or notice to you as a stockholder if our Board of Directors so determines in the exercise of its duties.

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

              The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring, or preventing a transaction or a change in control of our company that might involve a premium price for your common stock. The ownership limits and restrictions on transferability will continue to apply until our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT.

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

              None.

ITEM 2.    PROPERTIES

Portfolio of Real Estate Investments

              The following table sets forth information relating to each of our real estate investments in addition to the specific mortgages encumbering the properties:

Portfolio of Real Properties as of March 15, 2012:
Property and Location	Year Acquired	Leasable space— approximate sq. ft.	Average Annual Occupancy Rate	Total Annualized Rents Based on Occupancy $(000)	Mortgage Balance $(000)		Depreciated Cost of Land, Buildings & Equipment $(000)
147th Avenue Property, Jamaica, NY	A	Building 151,068 Land 286,057	100%	$3,100		$23,660 B	$511
Rockaway Beach Property, Queens, NY	A	Building 28,790 Land 131,802	100%	$700		$—	$90
24th Avenue Property, Elmhurst, NY	A	Building 118,430 Land 280,180	100%	$2,800		$21,840 B	$38,786
Guy Brewer Property, Jamaica, NY	A	Building 75,800 Land 201,078	100%	$1,700		$—	$23,100
Wortman Avenue Property, Brooklyn, NY	A	Building 27,250 Land 452,535	72%	$1,200		$—	$9,542
87th Street Property, East Elmhurst, NY	A	Building 52,020 Land 309,142	100%	$2,100		$—	$14,436
Farm Springs Property, Hartford, CT	2008	Building 107,654 Land 458,687	100%	$2,300	$	— C	$16,755
A.
Acquired by the Company in 2007 upon the consummation of the Reorganization. The Bus Companies acquired these properties from 10 to 70 years ago.

B.
These properties are all subject to a mortgage under the Hartford Loan Agreement in the principal amount of $45,500,000.

C.
This property is subject to a mortgage of $10,000,000 under the M&T Revolving Credit Facility.

              For additional information about our portfolio of real estate investments, see Item 1—Business-Portfolio of Real Properties.

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

Real Property Used By Us in Our Businesses

              The real properties used by us for the day to day conduct of our businesses are as follows (all of which are leased):

	Location	Square Footage/ Facility	Monthly Rent/ Expiration	Purpose
	Lynbrook, NY	7,000/office	$18,809 / 8/31/15	Executive Offices
	Long Island City, NY	2,000/office	$2,000 / *monthly	Shelter Electric Maintenance Corp.
*	Lease expired 9/30/11. While no new lease agreement had been entered into at the time of expiration, the Company continues to rent this space on a month to month basis.

ITEM 3.    LEGAL PROCEEDINGS

              On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 303,480 shares of our common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, we made good faith offers to such shareholders based on the value of our common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant's common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company's good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The claimants were seeking sums substantially in excess of the Company's good faith offer. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the "Bus Companies") was issued by the New York State Supreme Court, Nassau County and on November 7, 2009 a judgment was entered related to the decision. In the Court's decision, the Court determined that the equivalent of the fair value of the respondents' shares in the Bus Companies immediately prior to the consummation of the Reorganization was equal to $11.69 per share of GTJ REIT common stock. This decision resulted in additional payments due respondents in the aggregate amount of approximately $1.5 million which was paid on November 19, 2009. In addition, the Court awarded respondents 50% of their reasonable professional fees and costs, which amounted to approximately $0.5 million and was paid on January 6, 2010. Respondents were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies from the valuation date to the payment date. The interest amounted to approximately $0.3 million and was paid on November 19, 2009. In addition to the above, two shareholders have been paid an aggregate of $435,457 pursuant to the good faith offer, and were not involved in the proceeding described above. These shareholders would have received approximately 62,208 shares.

              In addition to the above, we are involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

              Not applicable.

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

Outstanding Common Stock and Holders

              As of March 22, 2012, we had 13,587,051 shares issued and outstanding, held by approximately 440 shareholders of record.

Distributions

              Our Board of Directors has declared and paid cash dividends on a quarterly basis. On January 23, 2012, our Board of Directors declared a special distribution of $0.13 per share of common stock, payable with respect to the year ended December 31, 2011, to stockholders of record at the close of business on January 31, 2012 which was paid on February 15, 2012. On March 26, 2012, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable with respect to the first quarter ended March 31, 2012 to common stockholders of record as of the close of business on March 31, 2012 payable on or about April 15, 2012. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2011 and 2010:

Declaration Date	Distribution Date	Amount Paid Per Share
January 5, 2011	January 21, 2011	$0.10
March 21, 2011	April 15, 2011	$0.08
June 1, 2011	July 15, 2011	$0.08
August 8, 2011	October 15, 2011	$0.08
November 7, 2011	January 15, 2012	$0.08
January 5, 2010	January 22, 2010	$0.08
March 22, 2010	April 15, 2010	$0.08
June 17, 2010	July 15, 2010	$0.08
August 11, 2010	October 15, 2010	$0.08
November 9, 2010	January 15, 2011	$0.08

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

Equity Compensation Plan Information

              On June 11, 2007, the Board of Directors approved the Company's 2007 Incentive Award Plan (the "Plan"). The effective date of the Plan was June 11, 2007, subject to stockholder approval. The stockholders of the Company approved the Plan on February 7, 2008. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. See Item 11 and Footnote 10 of this Report Form 10-K for additional information regarding the Plan.

              The following information is provided as of December 31, 2011 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)	(d)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Plan category
Equity compensation plans approved by security holders(1)	265,000	11.14	114,770	620,230
Equity compensation plans not approved by security holders	—	—	—	—
Total	265,000	11.14	114,770	620,230
(1)
This equity compensation is under the 2007 Stock Incentive Award Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

              We did not have a plan for the purchase of any shares of our common stock, and did not purchase any of the same in the year ended December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

              The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions "Balance Sheet Data", "Operating Data", "Per Share Data", and "Other Data" have been derived from our audited consolidated financial statements and include all adjustments, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the related notes, for information regarding business acquisitions, discontinued operations, critical accounting policies, and items affecting comparability of the amounts below.

    Selected Financial Data
    (in thousands, except per share data)

Year Ended December 31,	2011	2010	2009	2008	2007
Balance Sheet Data:
Total Assets	$132,981	$140,514	$142,388	$142,573	$124,697

Mortgage Note Payable	$45,500	$45,500	—	—	—

Secured Revolving Credit Facility	$—	$—	$43,215	$43,215	$20,000

Operating Data:
Total Revenues	$14,278	$14,263	$22,973	$22,283	$17,560

Total Operating Expenses	$10,103	$7,138	$14,921	$17,219	$12,092

Income from Continuing Operations	$1,471	$5,539	$3,910	$2,541	$5,001

Net (Loss) Income	$(1,616)	$3,093	$4,069	$721	$4,738

Per Share Data:
Income from Continuing Operations Basic and Diluted	$0.11	$0.41	$0.29	$0.19	$0.37

Net (Loss) Income—Basic and Diluted	$(0.12)	$0.23	$0.30	$0.05	$0.35

Dividends Declared per Common Share	$0.42	$0.40	$0.32	$0.34	$6.615

Other Data:
Net Cash Flow Provided by (Used in):
Operating Activities	$2,723	$5,125	$5,437	$6,783	$906

Investing Activities	$102	$333	$1,277	$(23,468)	$8,010

Financing Activities	$(5,696)	$(3,271)	$(4,436)	$17,768	$(4,857)

Cash from discontinued operations	$(685)	$(1,896)	$(763)	$(544)	$(2,216)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under "Forward-Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements and notes appearing elsewhere in this filing. Past performance is not a guarantee of future results.

Executive Summary

              We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the portion that was used by one of our subsidiaries is available for lease. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 ("RMA"), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. In addition, we owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking business at December 31, 2011. On December 27, 2011, we entered into an asset purchase agreement to sell the assets and business of the outdoor maintenance businesses and on January 12, 2012, the sale was completed. On February 1, 2012, we exited the parking business.

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

Critical Accounting Policies

              Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 1 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

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

              Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period the related expenses are incurred.

    Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

              Cleaning and maintenance revenue is recognized upon completion of the related service and is presented as part of discontinued operations in the consolidated statements of income.

    Revenue Recognition—Electrical Contracting Operations:

              We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the consolidated statements of income.

    Revenue Recognition—Parking Garage Operations:

              Our parking facility charges a monthly or hourly fee to provide parking services. Revenue is recognized during the period services are performed. Revenues are presented as part of discontinued operations in the consolidated statements of income.

    Accounts Receivable:

              Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit histories with customers and their current financial conditions. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimates are revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. We generally do not require collateral for trade receivables.

    Real Estate Investments:

              Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements, that do not materially prolong the normal useful life of an asset, are charged to operations as incurred.

              Upon the acquisition of real estate properties, the fair values of the real estate purchased are allocated to the acquired tangible assets (consisting of land, buildings, and buildings improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with ASC No. 805. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to our history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

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

    Asset Impairment:

              We apply the guidance in ASC No. 360-10-05, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition, and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments can have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

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

    Discontinued Operations:

              The consolidated financial statements present the operations of our Outdoor Maintenance Operations (Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Parking), and Paratransit Operations as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

    Fair Value Measurements:

              We determine fair value in accordance with ASC No. 820-10-05 for financial assets and liabilities. ASC No. 820-10-05 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

              Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

              Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

  •
  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

  •
  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability.

  •
  Level 3—Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

              Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate its hierarchy disclosures each quarter.

              At December 31, 2011, we measured certain financial assets at fair value on a recurring basis, including available-for-sale securities. In accordance with ASC No. 820-10-35, the fair value of our available-for-sale securities were approximated on current market quotes received from financial sources that trade such securities.

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

              We also participate in certain activities conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such we are subject to federal, state, and local taxes on the income from these activities. We account for income taxes under the asset and liability method, as required by the provisions of ASC No. 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

    Investment in Equity Affiliates:

              We invested in a joint venture that was formed to perform electrical contracting services. This investment is recorded under the equity method of accounting. We record our share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments as part of discontinued operations on the consolidated statements of income.

    Variable Interest Entities:

              We account for variable interest entities ("VIEs") in accordance with ASC No. 810-10-50. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses that could be material to the VIE.

              As of December 31, 2011, we have one investment which was made to a VIE entity with an aggregate carrying amount of $1.1 million. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

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

    Results of Operations

              The following results of operations pertain to GTJ REIT, Inc. for the years ended December 31, 2011, 2010, and 2009.

    Year Ended December 31, 2011 vs. Year Ended December 31, 2010

              The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
Revenues:
Property rentals	$13,960	$13,469	$491	4%
Other revenue	318	794	(476)	(60)%

Total revenues	14,278	14,263	15	nm

Operating expenses:
General and administrative expenses	6,913	3,979	2,934	74%
Equipment maintenance and garage expenses	535	536	(1)	nm
Transportation expenses	23	61	(38)	(62)%
Contract maintenance and station expenses	28	1	27	nm
Insurance and safety expenses	433	466	(33)	(7)%
Operating and highway taxes	270	450	(180)	(40)%
Other operating expenses	584	263	321	122%
Depreciation and amortization expense	1,317	1,382	(65)	(5)%

Total operating expenses	10,103	7,138	2,965	42%

Operating income	4,175	7,125	(2,950)	(41)%
Other income (expense):
Interest income	83	133	(50)	(38)%
Interest expense	(2,546)	(2,175)	(371)	17%
Change in insurance reserves	(165)	(341)	176	(52)%
Other	(22)	842	(864)	(103)%

Total other income (expense):	(2,650)	(1,541)	(1,109)	72%

Income from continuing operations before provision for income taxes	1,525	5,584	(4,059)	(73)%
Provision for income taxes	54	45	9	20%

Income from continuing operations, net of income taxes	1,471	5,539	(4,068)	(73)%
Discontinued Operations:
Loss from operations of discontinued operations, net of income taxes	(3,087)	(2,446)	(641)	26%

Net (loss) income	$(1,616)	$3,093	$(4,709)	(152)%

nm—not meaningful

Property Rental Revenues

              Property rentals revenue increased $0.5 million, or 4%, to $14.0 million for the year ended December 31, 2011 from $13.5 million for the year ended December 31, 2010. This increase was primarily due to an increase in rent from the Varsity lease extension in September 2010 as well as rental revenue from new tenants in the second quarter of 2011.

Other Revenues

              Other revenues decreased $0.5 million, or 60%, to $0.3 million for the year ended December 31, 2011 from $0.8 million for the year ended December 31, 2010. This decrease is primarily attributable to the decrease in revenue from the termination of the Metropolitan Transit Authority Bus Company contract in July 2011.

Operating Expenses

              Operating expenses increased $3.0 million, or 42%, to $10.1 million for the year ended December 31, 2011 from $7.1 million for the year ended December 31, 2010. This increase is primarily attributable to consulting and legal fees relating to the divestiture of our taxable REIT subsidiaries, an increase in stock compensation expense associated with the grant of restricted shares and options in 2011, and severance payments.

Other Income (Expense)

              Other income (expense) increased $1.1 million, or 72%, to ($2.6) million for the year ended December 31, 2011 from ($1.5) million for the year ended December 31, 2010. This increase was primarily due to an increase in interest rates and related interest expense as a result of the refinancing of our mortgage debt on July 1, 2010.

Provision For Income Taxes

              The provision for income taxes represents federal, state, and local taxes on income of the taxable REIT subsidiaries.

Loss from Operations of Discontinued Operations, net of income taxes

              Loss from discontinued operations reflects the operating results, accruals, allowances, and asset write offs of our Outdoor Maintenance (Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Parking Operations), and Paratransit businesses. The Outdoor Maintenance businesses were discontinued as of July 25, 2011. The Paratransit business was discontinued as of September 30, 2008, and had no operations for the years ended December 31, 2011 and 2010, respectively.

Net (Loss) Income

              For the year ended December 31, 2011, we had a net loss of $1.6 million compared to net income of $3.1 million for the year ended December 31, 2010. The changes in net income were primarily due to the factors discussed above.

    Year Ended December 31, 2010 vs. Year Ended December 31, 2009

              The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
Revenues:
Property rentals	$13,469	$13,190	$279	2%
Other revenue	794	9,783	(8,989)	(92)%

Total revenues	14,263	22,973	(8,710)	(38)%

Operating expenses:
General and administrative expenses	3,979	6,043	(2,064)	(34)%
Equipment maintenance and garage expenses	536	1,040	(504)	(48)%
Transportation expenses	61	915	(854)	(93)%
Contract maintenance and station expenses	1	3,393	(3,392)	(100)%
Insurance and safety expenses	466	1,057	(591)	(56)%
Operating and highway taxes	450	774	(324)	(42)%
Other operating expenses	263	350	(87)	(25)%
Depreciation and amortization expense	1,382	1,349	33	2%

Total operating expenses	7,138	14,921	(7,783)	(52)%

Operating income	7,125	8,052	(927)	(12)%
Other income (expense):
Interest income	133	191	(58)	(30)%
Interest expense	(2,175)	(1,861)	(314)	17%
Change in insurance reserves	(341)	(294)	(47)	16%
Litigation settlement	—	(2,183)	2,183	(100)%
Other	842	(96)	938	nm

Total other income (expense):	(1,541)	(4,243)	2,702	(64)%

Income from continuing operations before income taxes	5,584	3,809	1,775	47%
Provision for (benefit from) income taxes	45	(101)	146	(145)%

Income from continuing operations, net of income taxes	5,539	3,910	1,629	42%
Discontinued Operation:
(Loss) income from operations of discontinued operation, net of income taxes	(2,446)	159	(2,605)	nm

Net income	$3,093	$4,069	$(976)	(24)%

nm—not meaningful

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

Other Revenues

              Outside maintenance and cleaning operations revenues decreased $9.0 million, or 92%, to $0.8 for the year ended December 31, 2010 from $9.8 million for the year ended December 31, 2009. This decrease is primarily attributable to the decrease in revenue from the termination of the CEMUSA, Inc. contract on December 31, 2009.

Operating Expenses

              Operating expenses decreased $7.8 million, or 52%, to $7.1 million for the year ended December 31, 2010 from $14.9 million for the year ended December 31, 2009. This decrease is primarily due to a decrease in the costs associated with the CEMUSA contract which was terminated on December 31, 2009 as well as a decrease in professional fees and insurance.

Other Income (Expense)

              Other income (expense) decreased $2.7 million, or 64%, to $1.5 million for the year ended December 31, 2010 from $4.2 million for the year ended December 31, 2009. This decrease was primarily due to the settlement of the shareholder litigation matter in 2009 and a write off of a payable from a discontinued school bus operation, offset by an increase in our insurance reserves and an increase in interest expense as a result of the refinancing on July 1, 2010.

Provision For (Benefit From) Income Taxes

              The provision for income taxes represents federal, state, and local taxes primarily based on the taxable income of the taxable REIT subsidiaries. The provision for income taxes for the 2010 period was $45,000. The income tax benefit of $101,000 for the year ended December 31, 2009 was a result of a change in our deferred tax liabilities.

(Loss) Income from Operations of Discontinued Operation, net of income taxes

              Loss from discontinued operations reflects the operating results, accruals, allowances, and asset write offs of our Outdoor Maintenance (Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Parking Operations), and Paratransit businesses. The Outdoor Maintenance businesses were discontinued as of July 25, 2011. The Paratransit business was discontinued as of September 30, 2008, and had no operations for the years ended December 31, 2011 and 2010, respectively.

Net Income

              For the year ended December 31, 2010, we had net income of $3.1 million compared to net income of $4.1 million for the year ended December 31, 2009. The changes in net income were primarily due to the factors discussed above.

Financings

Secured Revolving Credit Facility:

              On August 26, 2011, we entered into a certain credit agreement ("the Credit Agreement) with Manufacturers and Traders Trust Company ("M&T"). The Credit Agreement provides for, among other things, a $10 million revolving credit facility (the "Revolver"). The Revolver is available to us to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires that we satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio, (iii) Leverage Ratio and (iv) Liquidity all as defined in the Credit Agreement, and other restrictions and covenants that are usual and customary in agreements of this type. As a condition to M&T entering into the Credit Agreement, we agreed to indemnify M&T against certain claims pursuant to that certain Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

              The obligations under the Revolver are guaranteed by Farm Springs Road, LLC, our wholly-owned subsidiary ("Farm Springs"). The guaranty of Farm Springs is secured by a first priority mortgage lien and security interest on real property owned by Farm Springs and located at 8 Farm Springs Road, Farmington, Connecticut, as more specifically described in that certain Open-End Mortgage Agreement, dated as of August 26, 2011, and that certain General Assignment of Rents, dated as of August 26, 2011, by and between M&T and us. The maturity date for the Revolver is August 26, 2014. Borrowings under the Revolver bear interest, at the Borrower's option, at either: (i) the M&T's prime rate plus 2.0% or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.5% which is subject to a minimum rate of 4.0%.

              As part of the Credit agreement, we are obligated to comply with certain financial and nonfinancial covenants. As of December 31, 2011, we were in compliance with all financial and nonfinancial covenants.

Hartford Loan Agreement:

              On July 1, 2010, two of our indirect subsidiaries, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the "Borrower") entered into a Fixed Rate Term Loan Agreement (the "Hartford Loan Agreement") with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the "Lenders") pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the "Loan"). The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the "Notes"). The proceeds from the Loan were used to satisfy in full our obligations under the previous ING Loan Agreement discussed below and to pay related transaction costs and expenses.

              The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate commonly known as 165-25 147th Avenue, Laurelton, Queens, New York and 85-01 24th Avenue, East Elmhurst, Queens, New York (collectively, the "Real Estate"), and (b) personal property and other rights of the Borrower, all as more specifically described in that certain Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 (the "Mortgage") and that certain Assignment of Leases and Rents dated as of July 1, 2010 among the Lenders and the Borrower, and other ancillary documents. The outstanding principal balance of the Loan shall bear interest at the fixed rate of 5.05% per annum. The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date July 1, 2017.

ING Loan Agreement:

              On July 2, 2007, we entered into a three year loan agreement, dated as of June 30, 2007 (the "ING Loan Agreement"), among certain of our direct and indirect subsidiaries, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the "Lenders"). Pursuant to the terms of the ING Loan Agreement, the Lenders provided multiple loan facilities in the amounts and on the terms and conditions set forth in the ING Loan Agreement. The aggregate of all loan facilities under the ING Loan Agreement could not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans was paid monthly. The interest rate on both the initial draw-down and mortgage loan was fixed at 6.59% per annum and the interest rate on the additional draw floated at a spread over one month LIBOR, 1.75% at June 30, 2010. In addition, there was a one-tenth of one percent non-use fee on the unused portion of the facility.

              The loan facilities were collateralized by: (1) an Assignment of Leases and Rents on four bus depot properties (the "Depots") owned by certain of the Borrowers and leased to the City of New York, namely (a) 49-19 Rockaway Beach Boulevard; (b) 165-25 147th Avenue; (c) 85-01 24th Avenue and (d) 114-15 Guy Brewer Boulevard; (2) Pledge Agreements under which (i) GTJ REIT pledged its 100% stock ownership in each of: (a) Green Acquisition; (b) Triboro Acquisition, and (c) Jamaica Acquisition, (ii) Green Acquisition pledged its 100% membership interest in each of (a) 49-19 Rockaway Beach Boulevard, LLC and (b) 165-25 147th Avenue, LLC, (iii) Triboro Acquisition pledged its 100% membership interest in 85-01 24th Avenue, LLC, and (d) Jamaica Acquisition pledged its 100% membership interest in 114-15 Guy Brewer Boulevard, LLC, and (3) a LIBOR Cap Security Agreement under which GTJ Rate Cap LLC, a wholly owned subsidiary of our Company, pledged its interest in an interest rate cap transaction evidenced by the Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited. We had assigned its interest in the interest rate cap to GTJ Rate Cap LLC prior to entering into the ING Loan Agreement. The $1.0 million mortgage loan was secured by a mortgage in the amount of $250,000 on each of the Depots collectively. On July 1, 2010, the outstanding balance of approximately $43.2 million under the ING Loan Agreement was repaid in full.

Earnings and Profit Distribution

              As of December 31, 2011, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed to the holders in connection with a one-time special distribution of accumulated earnings and profits which was declared by our Board of Directors on August 7, 2007. The remaining payable balance of $0.1 million is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2011. Cash payments were funded from borrowings under our credit facility which was repaid in full on July 1, 2010.

Contractual Obligations

              We, through our subsidiaries, lease certain operating facilities and certain equipment under operating leases, expiring at various dates through fiscal 2015. In addition, we, through our subsidiaries, have a mortgage payable as described in detail above. The table below summarizes the principal balances of our obligations for indebtedness and lease obligations as of December 31, 2011 in accordance with their required payment terms (in thousands):

	Payments due by calendar year period
	Total	2012	2013-2014	2015-2016	Thereafter
Contractual Obligations-Mortgage Payable	$45,500	$—	$—	$—	$45,500
Operating Lease Obligations	869	228	477	164	—

	$46,369	$228	$477	$164	$45,500

Net Cash Flows

    Year Ended December 31, 2011 vs. Year Ended December 31, 2010

    Operating Activities

              Net cash provided by operating activities was $2.7 million for 2011 compared to net cash provided by operating activities of $5.1 million in 2010. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $1.6 million (ii) a decrease in accounts payable and other liabilities of $0.2 million (iii) an increase in accounts receivable of $0.1 million (iv) depreciation and amortization expense of $2.4 million (v) a decrease in insurance reserves of $0.3 million (vi) stock compensation expense of approximately $0.3 million, (vii) an increase in other assets of $0.6 million, and (viii) an increase in deferred charges of $0.3 million. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $5.5 million (ii) a decrease in accounts payable and other liabilities of $1.2 million (iii) an increase in accounts receivable of $1.1 million (iv) depreciation and amortization expense of $2.4 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.4 million, (vii) a decrease in other assets of $1.3 million, and (viii) an increase in deferred charges of $1.7 million.

    Investing Activities

              Net cash provided by investing activities was $0.1 million for the year ended December 31, 2011 compared to cash provided by investing activities of $0.3 million for the year ended December 31, 2010. For the 2011 period, cash provided by investing activities primarily related to purchases of machinery, equipment, and investments of approximately $0.7 million, proceeds from the sale of investments of approximately $0.6 million, and restricted cash of approximately $0.2 million. For the 2010 period, cash provided by investing activities primarily related to purchases of machinery, equipment, and investments, of approximately $0.8 million, proceeds from the sale of investments of approximately $0.9 million, and restricted cash of approximately $0.2 million.

    Financing Activities

              Net cash used in financing activities was approximately $5.7 million for the year ended December 31, 2011 and was related to the payment of the Company's quarterly and supplemental dividends. Net cash used in financing activities for the year ended December 31, 2010 was approximately $3.3 million and was related to (i) the payment of the Company's quarterly and supplemental dividends of approximately $5.4 million, (ii) net proceeds from debt refinancing of approximately $2.3 million, and (iii) payments for earnings and profits of $0.2 million.

Net Cash Flows

    Year Ended December 31, 2010 vs. Year Ended December 31, 2009

    Operating Activities

              Net cash provided by operating activities was $5.1 million for 2010 compared to net cash provided by operating activities of $5.4 million in 2009. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $5.5 million (ii) a decrease in accounts payable and other liabilities of $1.2 million (iii) an increase in accounts receivable of $1.1 million (iv) depreciation and amortization expense of $2.4 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.4 million, (vii) a decrease in other assets of $1.3 million, and (viii) an increase in deferred charges of $1.7 million. For the 2009 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $3.9 million (ii) a decrease in accounts payable and other liabilities of $1.2 million (iii) an increase in accounts receivable of $0.5 million (iv) depreciation and amortization expense of $2.6 million (v) an increase in insurance reserves of $0.2 million (vi) stock compensation expense of approximately $0.1 million, (vii) a decrease in other assets of $0.6 million, and (viii) an increase in deferred charges of $0.1 million.

    Investing Activities

              Net cash provided by investing activities was $0.3 million for the year ended December 31, 2010 compared to cash provided by investing activities of $1.3 million for the year ended December 31, 2009. For the 2010 period, cash provided by investing activities primarily related to purchases of machinery, equipment, and investments, of approximately $0.8 million, proceeds from the sale of investments of approximately $0.9 million, and restricted cash of approximately $0.2 million. For the 2009 period, cash provided by investing activities primarily related to purchases of machinery, equipment, and investments, of approximately $0.9 million, proceeds from the sale of investments of approximately $1.3 million, and restricted cash of approximately $0.9 million.

    Financing Activities

              Net cash used in financing activities for the year ended December 31, 2010 was approximately $3.3 million and was related to (i) the payment of the Company's quarterly and supplemental dividends of approximately $5.4 million, (ii) net proceeds from debt refinancing of approximately $2.3 million, and (iii) payments for earnings and profits of $0.2 million. Net cash used in financing activities for the year ended December 31, 2009 was approximately $4.4 million and was related to the payment of the Company's quarterly and supplemental dividends of approximately $4.3 million and payments for earnings and profits of $0.1 million.

    Funds from Operations

              We consider Funds from Operations ("FFO") and Adjusted Funds from Operations ("AFFO"), each of which are non-GAAP measures, to be additional measures of an equity REIT's operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (loss) computed in accordance with GAAP excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

              Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income (loss) that are not indicative of our operating performance, such as gains or losses from sales of property and depreciation and amortization.

              However, FFO:

  •
  does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

  •
  should not be considered an alternative to net income as an indication of our performance.

              In determining AFFO we do not consider the operations of our taxable REIT subsidiaries (outside maintenance, shelter cleaning, electrical contracting, and parking operations) as part of our real estate operations and therefore exclude the net income or net loss when arriving at AFFO. This is the one difference between our definition of AFFO and the NAREIT definition of FFO, which includes net income or net loss from taxable REIT subsidiaries.

              FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income (loss) in accordance with GAAP to FFO and AFFO for each of the three years ended December 31, 2011 (amounts in thousands, except per share data).

	Year Ended December 31,
	2011	2010	2009
Net (loss) income	$(1,616)	$3,093	$4,069
Plus: Real property depreciation	1,231	1,298	1,117
Amortization of intangible assets	818	818	818
Amortization of deferred leasing costs	113	104	102

Funds from operations (FFO)	546	5,313	6,106
Loss from taxable-REIT subsidiaries	3,483	900	262
Loss on sale of discontinued operations	2,546	—	—
Loss (income) from discontinued operations	172	2,109	(665)
Discontinued operations—depreciation	369	337	506

Adjusted funds from operations (AFFO)	$7,116	$8,659	$6,209

FFO per common share—basic and diluted	$0.04	$0.39	$0.45

AFFO per common share—basic and diluted	$0.52	$0.64	$0.46

Weighted average common shares outstanding—basic and diluted	13,561,661	13,503,120	13,472,281

    Acquisitions, Dispositions, and Investments

              On June 30, 2009, we through our wholly-owned subsidiaries, Shelter Electric Maintenance Corp. and Shelter Electric Acquisition Subsidiary LLC, (collectively, "Shelter Electric") entered into an asset purchase agreement (the "Asset Purchase Agreement") with Morales Electrical Contracting, Inc. ("Morales"), a Valley Stream, New York based electrical construction company, pursuant to which Morales sold certain of its assets and assigned certain contracts and employees to Shelter Electric for approximately $1.0 million. The acquisition was funded using our cash.

              Pursuant to the Asset Purchase Agreement, Shelter Electric purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million, consisting primarily of the satisfaction and payment of certain liabilities of Morales. The $1.0 million purchase price was allocated to identifiable intangible assets with approximately $0.3 million allocated to the contracts assumed, $0.4 million allocated to the non-compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric also provided a line of credit of up to approximately $0.6 million, through a Credit and Security Agreement to finance the completion of two contracts. In addition, the former Vice President of Morales had been employed by Shelter Electric to manage and expand the electrical construction operations. The employment was subject to usual and customary conditions and restrictive covenants.

              On March 29, 2010, we invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise ("MWBE"). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

              On August 13, 2010, we formed Shelter Parking Corp., a New York corporation, to operate and manage parking facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a garage facility at 245 East 54th Street. At December 31, 2011, this was the only parking garage facility we operated.

              On July 25, 2011, our Board of Directors (the "Board") voted to divest substantially all of our taxable REIT subsidiaries and on November 7, 2011 voted to divest our parking garage operations. Following the divestiture, our plan is to continue focusing on the growth and expansion of our real estate operations.

              On December 27, 2011, MetroClean and Shelter Clean Inc. entered into an asset purchase agreement with Triangle Services, Inc. (the "Purchaser") for the sale of substantially all of the assets and business of MetroClean and Shelter Clean Inc. to the Purchaser. On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

              On November 15, 2011, in accordance with our lease term, we gave notice to our landlord of our intention to terminate our lease early, and on February 1, 2012, we exited the parking business.

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

              In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a "worst case" scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligations. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of December 31, 2011 and December 31, 2010, we have recorded a liability for remediation costs of approximately $0.2 million and $0.6 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state, or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

    Insurance Regulations

              The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000. At December 31, 2011 and 2010, we were not in compliance with this minimum net worth requirement. A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete. As of December 31, 2011, we are in the process of transferring the insurance balances in a liquidating trust.

    Divestiture:

              In connection with the completion of the divestiture, we may be subject to certain liabilities including union wages, benefits and severance. On January 27, 2012, we received a notice from Local Union No. 3's counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. We are not in agreement with the assertion of severance or the amount of the liability. We have elected to proceed with arbitration to settle the claim. On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. We are aggressively defending our position and have retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

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

    Off Balance Sheet Arrangements

              As part of our electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed. As of December 31, 2011, we have three performance bonds outstanding in the amount of $10.2 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              As of December 31, 2011 and 2010, we did not have any variable rate liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
GTJ REIT, Inc. and Subsidiaries
Lynbrook, New York

              We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2011, 2010, and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Melville, New York
March 30, 2012

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,874	24,539

	113,458	113,123
Less: accumulated depreciation and amortization	(10,194)	(9,221)

Net real estate held for investment	103,264	103,902
Cash and cash equivalents	7,159	10,715
Available-for-sale securities	2,350	2,748
Restricted cash	627	875
Accounts receivable, net	295	174
Other assets	7,585	6,955
Deferred charges, net	3,186	3,269
Assets of discontinued operations	6,673	9,174
Intangible assets, net	478	1,296
Machinery and equipment, net	1,274	1,406

Total assets	$132,891	$140,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable	$45,500	$45,500
Accounts payable and accrued expenses	32	212
Unpaid losses and loss-adjustment expenses	1,909	2,159
Liabilities of discontinued operations	1,602	1,700
Other liabilities, net	2,403	2,452

Total liabilities	51,446	52,023

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,587,051 and 13,529,131 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	137,845	137,470
Cumulative distributions in excess of net income	(56,710)	(49,398)
Accumulated other comprehensive income	309	418

Total stockholders' equity	81,445	88,491

Total liabilities and stockholders' equity	$132,891	$140,514

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Property rentals	$13,960	$13,469	$13,190
Other revenue	318	794	9,783

Total revenues	14,278	14,263	22,973

Operating expenses:
General and administrative expenses	6,913	3,979	6,043
Equipment maintenance and garage expenses	535	536	1,040
Transportation expenses	23	61	915
Contract maintenance and station expenses	28	1	3,393
Insurance and safety expenses	433	466	1,057
Operating and highway taxes	270	450	774
Other operating expenses	584	263	350
Depreciation and amortization expense	1,317	1,382	1,349

Total operating expenses	10,103	7,138	14,921

Operating income	4,175	7,125	8,052

Other income (expense):
Interest income	83	133	191
Interest expense	(2,546)	(2,175)	(1,861)
Change in insurance reserves	(165)	(341)	(294)
Litigation settlement	—	—	(2,183)
Other	(22)	842	(96)

Total other income (expense):	(2,650)	(1,541)	(4,243)
Income from continuing operations before income taxes	1,525	5,584	3,809
Provision for (benefit from) income taxes	54	45	(101)

Income from continuing operations, net of income taxes	1,471	5,539	3,910
Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	(3,087)	(2,446)	159

Net (loss) income	$(1,616)	$3,093	$4,069

Income per common share—basic and diluted:
Income from continuing operations	$0.11	$0.41	$0.29

(Loss) income from discontinued operations	$(0.23)	$(0.18)	$0.01

Net (loss) income	$(0.12)	$0.23	$0.30

Weighted-average common shares outstanding—basic and diluted	13,561,661	13,503,120	13,472,281

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Net (loss) income:	$(1,616)	$3,093	$4,069
Other comprehensive income (loss):
Available-for-sale securities:
Change in net unrealized (losses) gains	(109)	51	75

Comprehensive (loss) income:	$(1,725)	$3,144	$4,144

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
						Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional- Paid-In- Capital			Total Stockholders' Equity
Balance at December 31, 2008	—	$—	13,472,281	$1	$136,907	$(46,845)	$292	$90,355
Distributions—common stock, $0.32 per share	—	—	—	—	—	(4,311)	—	(4,311)
Stock-based compensation	—	—	—	—	126	—	—	126
Issuance of restricted stock	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	4,069	—	4,069
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	75	75

Total comprehensive income	—	—	—	—	—	—	—	4,144

Balance at December 31, 2009	—	$—	13,472,281	$1	$137,033	$(47,087)	$367	$90,314
Distributions—common stock, $0.40 per share	—	—	—	—	—	(5,404)	—	(5,404)
Stock-based compensation	—	—	—	—	437	—	—	437
Issuance of restricted stock	—	—	56,850	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	3,093	—	3,093
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	51	51

Total comprehensive income	—	—	—	—	—	—	—	3,144

Balance at December 31, 2010	—	$—	13,529,131	$1	$137,470	$(49,398)	$418	$88,491
Distributions—common stock, $0.42 per share	—	—	—	—	—	(5,696)	—	(5,696)
Stock-based compensation	—	—	—	—	375	—	—	375
Issuance of restricted stock	—	—	57,920	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	(1,616)	—	(1,616)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(109)	(109)

Total comprehensive loss	—	—	—	—	—	—	—	(1,725)

Balance at December 31, 2011	—	$—	13,587,051	$1	$137,845	$(56,710)	$309	$81,445

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,616)	$3,093	$4,069
Loss (income) from discontinued operation	3,087	2,446	(159)

Income from continuing operations	1,471	5,539	3,910
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	375	437	126
Changes in insurance reserves	(250)	(77)	198
Depreciation and amortization	1,204	1,278	1,439
Amortization of deferred financing costs	274	207	203
Amortization of deferred charges	113	104	102
Amortization of intangible assets	818	818	818
Changes in operating assets and liabilities:
Accounts receivable	(121)	1,084	454
Other assets	(630)	(1,328)	(600)
Deferred charges	(303)	(1,726)	(32)
Accounts payable and other liabilities	(228)	(1,211)	(1,181)

Net cash provided by operating activities	2,723	5,125	5,437

Investing activities:
Purchases of machinery and equipment	(434)	(360)	(842)
Purchase of investments	(304)	(430)	(108)
Proceeds from sale of investments	592	933	1,296
Restricted cash	248	190	931

Net cash provided by investing activities	102	333	1,277

Financing activities:
Proceeds from debt refinancing	—	45,500	—
Debt repayment	—	(43,215)	—
Dividends paid	(5,696)	(5,402)	(4,311)
Earnings and profits distribution	—	(154)	(125)

Net cash used in financing activities	(5,696)	(3,271)	(4,436)

Cash flow used in discontinued operations:
Operating activities	(685)	(1,896)	(763)

Net (decrease) increase in cash and cash equivalents	(3,556)	291	1,515

Cash and cash equivalents at the beginning of period	10,715	10,424	8,909

Cash and cash equivalents at the end of period	$7,159	$10,715	$10,424

Supplemental cash flow information:
Interest paid	$2,299	$1,970	$1,663

Cash paid for taxes	$9	$63	$161

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

              GTJ REIT, Inc. (the "Company" or "GTJ REIT") was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust ("REIT") under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the "Code"), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut. In addition, the Company, through its taxable REIT subsidiaries, provided outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York, and beginning October 1, 2010 until February 2012, operated and managed a parking garage facility located in New York City.

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

              At December 31, 2011, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

Reorganization:

              On July 24, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Triboro Coach Corp., a New York corporation ("Triboro"); Jamaica Central Railways, Inc., a New York corporation ("Jamaica"); Green Bus Lines, Inc., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); Triboro Acquisition, Inc., a New York corporation ("Triboro Acquisition"); Jamaica Acquisition, Inc., a New York corporation ("Jamaica Acquisition"); and Green Acquisition, Inc., a New York corporation ("Green Acquisition," and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization ("Reorganization") of the ownership of the Bus Companies into the Company with the surviving entities of the merger of the Bus Companies with the Acquisition Subsidiaries becoming wholly-owned subsidiaries of the Company and the former shareholders of the Bus Companies becoming stockholders in the Company.

              Under the terms of the Agreements, each share of common stock of each Bus Company's issued and outstanding shares immediately prior to the effective time of the mergers, was converted into the right to receive the following shares of the Company's common stock:

  •
  Each share of Green common stock was converted into the right to receive 1,117.429975 shares of the Company's common stock.

  •
  Each share of Triboro common stock was converted into the right to receive 2,997.964137 shares of the Company's common stock.

  •
  Each share of Jamaica common stock was converted into the right to receive 195.001987 shares of the Company's common stock.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

              The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (all on a triple net basis), four of which are leased to the City of New York, one of which is leased to a commercial tenant, and one of which a portion is leased to a commercial tenant and the remainder, which was utilized by the Company's discontinued paratransit business, and is available for lease. There was an additional property of negligible size which was not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and the discontinued paratransit business, which was acquired as part of the Reorganization.

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

              Based on third-party valuations of the real property, outdoor maintenance businesses, and the paratransit business (which was discontinued as of September 30, 2008), and considering the ownership of the same in whole or part by each of the Bus Companies, the Company was advised by an independent appraisal firm that the relative valuation of each of the Bus Companies (as part of GTJ REIT, Inc.) and in connection with the Reorganization was as follows: Green-42.088%, Triboro-38.287% and Jamaica-19.625%. Accordingly, under the Reorganization, 10,000,361 shares (including 361 fractional shares) of the Company's common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in exchange for their shares in the Bus Companies. Exclusive of fractional shares, 4,208,800 shares were distributed to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

              As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies' historical undistributed earnings and profits, calculated to be an estimated $62.1 million (see Note 10). The Company agreed to distribute up to $20.0 million in cash, and 3,775,400 shares of the Company's common stock, valued at $11.14 per share solely for purposes of the distribution, calculated as follows:

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

combination and whether the assets, revenues, and earnings of one of the combining entities significantly exceed those of the others.

              Each stockholder elected to receive cash or stock, or a combination of both. If more than $20.0 million of cash was elected in the aggregate, cash distributed to each stockholder electing to receive some or all of his or her distribution in cash was to be reduced such that the aggregate cash distribution would total approximately $20.0 million and the balance of the distribution to each such stockholder will be made in the Company's common stock. The Company distributed approximately $19.8 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.2 million is included in other liabilities in the consolidated balance sheet at December 31, 2010. Green's assets at December 31, 2006 totaled approximately $23.9 million as compared to Triboro's assets of approximately $19.4 million, and Jamaica's assets of approximately $10.2 million, and Green's revenues on a going forward basis are expected to exceed that of Triboro and Jamaica. As a result of these facts, Green was deemed to be the accounting acquirer and the historical financial statements of the Company are those of Green.

              Under the purchase method of accounting, Triboro's and Jamaica's assets and liabilities were acquired by Green and have been recorded at their estimated fair value. Accordingly, under the Reorganization, 10,000,000 shares of the Company's common stock were distributed (exclusive of 361 fractional shares), 4,208,800 shares to the shareholders of Green, 3,828,700 shares to the shareholders of Triboro and 1,962,500 shares to the shareholders of Jamaica, in such case in proportion to the outstanding shares held by such shareholders of each Bus Company, respectively.

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
DECEMBER 31, 2011

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

              On June 30, 2009, GTJ REIT, Inc. through its wholly-owned subsidiaries, Shelter Electric Maintenance Corp. and Shelter Electric Acquisition Subsidiary LLC, (collectively, "Shelter Electric") entered into an asset purchase agreement (the "Asset Purchase Agreement") with Morales Electrical Contracting, Inc. ("Morales"), a Valley Stream, New York based electrical construction company, pursuant to which Morales sold certain of its assets and assigned certain contracts and employees to Shelter Electric.

              Pursuant to the Asset Purchase Agreement, Shelter Electric purchased these assets, free and clear of all liens and other encumbrances, in consideration for the payment of approximately $1.0 million, consisting primarily of the satisfaction and payment of certain liabilities of Morales. The $1.0 million purchase price was allocated to identifiable intangible assets with approximately $0.3 million allocated to the contracts assumed, $0.4 million allocated to the non-compete agreement, $0.2 million allocated to customer relationships and $0.1 million allocated to goodwill. Shelter Electric also provided a line of credit of up to approximately $0.6 million to Morales, through a Credit and Security Agreement to finance the completion of two contracts. In addition, the former Vice President of Morales had been employed by Shelter Electric to manage and expand the electrical construction operations. The employment was subject to usual and customary conditions and restrictive covenants.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

              On July 25, 2011, the Board of Directors (the "Board") voted to divest substantially all of the Company's taxable REIT subsidiaries. Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. Following the divestiture, the Company's plan is to continue focusing on the growth and expansion of our real estate operations.

              On December 27, 2011, MetroClean Express Corp. ("MetroClean") and Shelter Clean Inc. ("ShelterClean") each entered into an asset purchase agreement with Triangle Services, Inc. (the "Purchaser") for the sale of substantially all of the assets and business of MetroClean and Shelter Clean to the Purchaser. On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

              On November 15, 2011, in accordance with the lease term, Shelter Parking Brevard gave notice to the landlord of the intention to terminate the lease early, and on February 1, 2012, the Company exited the parking business.

Basis of Presentation and Principles of Consolidation:

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:

              Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates:

              The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management's best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment and intangible assets, income taxes, contingencies, environmental matters, insurance liabilities and stock-based compensation.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Real Estate Investments:

              Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations, and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

              Upon the acquisition of real estate properties, the fair values of the real estate purchased are allocated to the acquired tangible assets (consisting of land, buildings, and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with Accounting Standard Codification ("ASC") No. 805. The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

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

              On March 3, 2008, the Company acquired a 110,000 square foot office building located in Farmington, Connecticut for approximately $23.4 million including closing costs. The property is triple net leased to a single tenant under a long-term lease arrangement. The cost of approximately $19.8 million was allocated to land, buildings and improvements, approximately $2.2 million to in-place lease intangibles and approximately $1.4 million to above market leases. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition, approximately 4 years. Amortization expense related to these intangible assets was $818,000 for each of the years ended December 31, 2011, 2010, and 2009.

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
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Deferred Charges:

              Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

Asset Impairment:

              The Company applies the guidance in ASC No. 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There were no indicators of impairment at December 31, 2011.

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

Reportable Segments:

              As of December 31, 2011, the Company primarily operated in two reportable segments: (i) Real Estate Operations, (ii) Other Operations.

  •
  Real Estate Operations rent Company owned real estate located in New York and Connecticut.

  •
  Other Operations provide various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company ("MTABC") for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots and (ii) insurance operations which assumes reinsurance of worker's compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

              Both segment's operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

              On July 25, 2011, the Company determined to divest itself of its Outdoor Maintenance, Shelter Cleaning, and Electrical Contracting businesses, and subsequently on November 7, 2011, divested itself of the Parking business. These operations are presented as discontinued operations in the consolidated statements of income.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition—Real Estate Operations:

              The Company recognizes revenue from real estate operations in accordance with ASC No. 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the year ended December 31, 2011, six tenants included in the consolidated statement of income, constituted approximately 63%, 16%, 12%, 8%, 1%, and less than 1% of rental revenue, whereas for the year ended December 31, 2010, five tenants, constituted approximately 66%, 16%, 12%, 5%, and less than 1% of rental revenue, and for the year ended December 31, 2009, five tenants constituted approximately 67%, 16%, 12%, 4%, and less than 1% of rental income.

              In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts billed pursuant to the underlying leases amounted to approximately $7.4 million and $6.7 million at December 31, 2011 and December 31, 2010, respectively (see Note 5).

              Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized as revenue in the period the related expenses are incurred.

Revenue Recognition—Outside Maintenance and Shelter Cleaning Operations:

              Cleaning and maintenance revenue is recognized upon completion of the related service and is presented as part of discontinued operations in the consolidated statements of income (see Note 4 for further discussion regarding discontinued operations).

Revenue Recognition—Electrical Contracting Operations:

              The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the consolidated statements of income (see Note 4 for further discussion regarding discontinued operations).

Revenue Recognition—Parking Garage Operations:

              Our parking facility charges a monthly or hourly fee to provide parking services. Revenue is recognized during the period services are performed. Revenues are presented as part of discontinued operations in the consolidated statements of income (see Note 4 for further discussion regarding discontinued operations).

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
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Discontinued Operations:

              The consolidated financial statements of the Company present the operations of the Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Parking Operations as discontinued operations (Note 4) in accordance with ASC No. 205-20-55 for the years ended December 31, 2011, 2010, and 2009.

Cash and Cash Equivalents:

              The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

              The Company has restricted cash held by AIG on behalf of the Company that is restricted by the insurance carrier for the purpose of the payment of insured losses. At December 31, 2011 and 2010, the Company had restricted cash in the amount of $0.6 million and $0.9 million, respectively.

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

Available-for-Sale Securities:

              The Company accounts for its marketable debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

              Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

              ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011 and 2010, the Company does not have a liability for unrecognized tax positions.

Comprehensive Income (Loss):

              The Company follows the provisions of ASC No. 220-10-45, which sets forth rules for the reporting and display of comprehensive income (loss) and its components. ASC No. 220-10-45 requires unrealized gains or losses on the Company's available-for-sale securities to be included in accumulated other comprehensive income, net of taxes and as a component of stockholders' equity.

Environmental Matters:

              Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

              Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 7 and 15).

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

Investment in Equity Affiliates:

              The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under either the equity method of accounting. Under the equity method of accounting, the Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on this investment as part of discontinued operations on the consolidated statements of income.

Variable Interest Entities:

              The Company accounts for variable interest entities ("VIEs") in accordance with ASC No. 810-10-50. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses that could be material to the VIE.

              As of December 31, 2011, the Company has one investment which was made to a VIE with an aggregate carrying amount of $1.1 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company's financial statements. The Company accounts for this investment under the equity method of accounting.

Derivative Financial Instruments:

              The Company utilizes derivative financial instruments, principally interest rate caps, to manage its exposure in fluctuations to interest rates related to the Company's floating rate debt. The Company has established policies and

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering derivative contracts with major financial institutions.

              The Company accounts for derivative financial instruments in accordance with ASC No. 815-10-10 which requires an entity to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract with any change in fair value as a component of interest expense.

              At December 31, 2011 the Company was not a party to any derivative financial instruments as a result of the repayment of the revolving credit facility on June 30, 2010.

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

Recently Issued Accounting Pronouncements:

              In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income" which requires U.S. GAAP to conform to the disclosure requirements of International Financial Reporting Standards ("IFRS"). The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the statement of operations and in a separate statement of comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company's consolidated financial statements have been prepared in accordance with ASU-2011-05.

              In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurements" which clarifies the application of existing fair value requirements, including those related to highest and best use concepts, and expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

2.           REAL ESTATE:

              The Company's components of rental property consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Land	$88,584	$88,584
Buildings and improvements	24,874	24,539

	113,458	113,123
Accumulated depreciation and amortization	(10,194)	(9,221)

Net operating real estate	$103,264	$103,902

              Substantially all of these assets have been pledged as collateral for debt obligations (see Note 8).

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

2.           REAL ESTATE (Continued):

              Information relating to real estate and accumulated depreciation as of December 31, 2011 are as follows (in thousands):

Description	Encum- brances	Initial Costs Land	Initial Costs Buildings	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2011	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired		Depreciable Lives
Farms Springs Road(B)	$10,000	$3,533	$16,248	$—	$19,781	$3,026	$16,755	2008		10-25 years
165-25 147th Avenue	$23,660	$360	$3,821	$1,314	$5,495	$5,001	$494	(A	)	10-25 years
49-19 Rockaway Blvd.	$—	$74	$783	$673	$1,530	$1,452	$78	(A	)	10-25 years
85-01 24th Avenue	$21,840	$38,210	$937	$—	$39,147	$291	$38,856	(A	)	10-25 years
114-15 Guy Brewer Blvd.	$—	$23,100	$6	$—	$23,106	$—	$23,106	(A	)	10-25 years
612 Wortman Avenue	$—	$8,907	$117	$652	$9,676	$424	$9,252	(A	)	10-25 years
23-85 87th Street	$—	$14,400	$323	$—	$14,723	$—	$14,723	(A	)	10-25 years

	$55,500	$88,584	$22,235	$2,639	$113,458	$10,194	$103,264

(A)
Acquired by the Company in March 2007 upon the reorganization. See Note 1 to financial statements.

(B)
In connection with the Revolving Credit Agreement, a mortgage was filed as collateral on this property. As of December 31, 2011, there was $0 outstanding under this credit facility.

              The changes in real estate for the three years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$113,123	$112,946	$112,806
Property acquisitions	—	—	—
Improvements	335	177	140
Retirements / disposals	—	—	—

Balance at end of year	$113,458	$113,123	$112,946

              The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2011 was approximately $49.4 million.

              The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for three years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$9,221	$8,136	$7,019
Depreciation for year	973	1,085	1,117
Retirements / disposals	—	—	—

Balance at end of year	$10,194	$9,221	$8,136

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

3.           AVAILABLE-FOR-SALE SECURITIES:

              The Company accounts for its marketable debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statement of income when incurred.

              The following is a summary of available-for-sale-securities at December 31, 2011 and 2010 (in thousands):

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2011
Equity securities	$—	$—	$237	$237
Money market fund	714	714	—	714
U.S. Treasury/U.S. Government debt securities	1,363	1,351	48	1,399

Total available-for-sale securities	$2,077	$2,065	$285	$2,350

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2010
Equity securities	$—	$—	$338	$338
Money market fund	752	752	—	752
U.S. Treasury/U.S. Government debt securities	1,597	1,602	56	1,658

Total available-for-sale securities	$2,349	$2,354	$394	$2,748

              Accumulated other comprehensive income for the years ended December 31, 2011 and 2010 includes a net unrealized holding loss of $109,000 and a net unrealized holding gain of approximately $51,000, respectively. No amounts were reclassified from other comprehensive income to income for the years ended December 31, 2011 and 2010, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

3.           AVAILABLE-FOR-SALE SECURITIES (Continued):

              The following is a summary of the contractual maturities of U.S. Government Debt Securities as of December 31, 2011:

	Amortized Cost	Estimated Fair Value
Due in
2012	$135	$136
2013 - 2017	1,057	1,099
2018 - 2022	60	60
2023 and later	99	104

Total	$1,351	$1,399

              Proceeds from the sale of available-for-sale securities amounted to approximately $0.6 million, $0.9 million, and $1.3 million, in 2011, 2010, and 2009, respectively, principally from the maturity of the available-for-sale securities. The Company sold the available-for-sale securities at their face value and therefore did not recognize any gains or losses from the sale of available-for-sale securities in 2011, 2010, and 2009, respectively.

4.           DISCONTINUED OPERATIONS:

              On July 25, 2011, the Board of Directors (the "Board") voted to divest substantially all of the Company's taxable REIT subsidiaries ("Outdoor Maintenance"). Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. Following the divestiture, the Company's plan is to continue focusing on the growth and expansion of its real estate operations. The assets and liabilities associated with the Outdoor Maintenance Businesses have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Outdoor Maintenance Businesses for all periods presented are classified as "(Loss) income from discontinued operations, net of taxes."

              The following table sets forth the detail of the Company's (loss) income from discontinued operations (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues from discontinued operations	$20,959	$17,992	$19,730

(Loss) income from discontinued operations, net of taxes	$(3,087)	$(2,446)	$159

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

4.           DISCONTINUED OPERATIONS (Continued):

              The carrying amounts of the major classes of assets and liabilities of the Outdoor Maintenance Businesses included in discontinued operations are as follows (in thousands):

	December 31, 2011	December 31, 2010
Assets:
Cash	$63	$460
Accounts receivable, net	2,666	4,302
Intangible assets	—	514
Machinery and equipment, net	93	1,082
Other assets, net	3,851	2,816

	$6,673	$9,174

Liabilities:
Accounts payable and accrued expenses	$467	507
Unpaid losses and loss-adjustment expenses	25	15
Other liabilities, net	1,110	1,178

	$1,602	$1,700

              The following table presents the uncompleted contracts in progress (in thousands):

	December 31, 2011	December 31, 2010
Costs on contracts in progress	$3,079	$1,590
Estimated earnings	146	378

	3,225	1,968
Less: billings to date	(2,351)	(1,644)

	$874	$324

              The excess of billings over revenues earned to date and revenues earned to date over billings are included in other liabilities and other assets of discontinued operations, respectively, on the accompanying consolidated balance sheets as of (in thousands):

	December 31, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$874	$739
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(415)

	$874	$324

              Net cash used in discontinued operations was $0.7 million, $1.9 million, and $0.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

5.           OTHER ASSETS, NET:

              Other assets, net, consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Prepaid expenses	$155	$118
Prepaid and refundable income taxes	14	36
Rental income in excess of amounts billed	7,373	6,736
Notes receivable	—	14
Security deposits	30	—
Other assets	13	51

	$7,585	$6,955

6.           UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

              The liability for losses and loss adjustment expenses with certain previous insurance claims is summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Reported claims	$1,630	$2,027
Provision for incurred but not reported claims	279	132

	$1,909	$2,159

              Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $1.9 million and $2.2 million at December 31, 2011 and 2010, respectively. Effective November 3, 2011, losses originating from the 1999 to 2001 years were commuted back to AAIC for an amount totaling $200,015. In connection with the transfer to a liquidating trust, an actuarial study was completed by the insurance carrier, which estimated that at December 31, 2011, the total outstanding losses are approximately $1.2 million. In their analysis, the insurance carrier used industry based data which may or may not be representative of the Company's ultimate liabilities. In addition, the provision includes $0.8 million for outstanding losses which was not a part of the actuarial study.

              In the opinion of the management, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies written. However, consistent with most companies with similar operations, the Company's estimated liability for claims is ultimately based on management's expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

7.           OTHER LIABILITIES, NET:

              Other liabilities consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Accrued dividends	$1,087	$1,082
Accrued earnings and profits distribution	99	99
Accrued professional fees	97	105
Accrued vacation	30	—
Accrued environmental costs	189	600
Accrued income taxes	31	—
Deposit liability	301	—
Deferred tax liability	—	23
Prepaid rent	209	380
Other	360	163

	$2,403	$2,452

8.           MORTGAGE NOTE PAYABLE:

Hartford Loan Agreement:

              On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the "Borrower") entered into a Fixed Rate Term Loan Agreement (the "Hartford Loan Agreement") with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the "Lenders") pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the "Loan"). The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated principal amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the "Notes"). The proceeds from the Loan were used to satisfy in full the Company's obligations under the previous ING Loan Agreement.

              The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate commonly known as 165-25 147th Avenue, Laurelton, Queens, New York and 85-01 24th Avenue, East Elmhurst, Queens, New York (collectively, the "Real Estate"), and (b) personal property and other rights of the Borrower, all as more specifically described in that certain Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 (the "Mortgage") and that certain Assignment of Leases and Rents dated as of July 1, 2010 among the Lenders and the Borrower, and other ancillary documents. The outstanding principal balance of the Loan shall bear interest at the fixed rate of 5.05% per annum. The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

9.           SECURED REVOLVING CREDIT FACILITY:

M&T Financing Agreement:

              On August 26, 2011, the Company and Manufacturers and Traders Trust Company ("M&T") entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for, among other things, a $10 million revolving credit facility (the "Revolver"). The Revolver is available to the Company to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

9.           SECURED REVOLVING CREDIT FACILITY (Continued):

that the Company satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio, (iii) Leverage Ratio and (iv) Liquidity, all as defined in the Credit Agreement, and other restrictions and covenants that are usual and customary in agreements of this type. As a condition to M&T entering into the Credit Agreement, the Company agreed to indemnify M&T against certain claims pursuant to the Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

              The obligations under the Revolver are guaranteed by Farm Springs Road, LLC, a wholly-owned subsidiary of the Company ("Farm Springs"). The guaranty of Farm Springs is secured by a first priority mortgage lien and security interest on real property owned by Farm Springs and located at 8 Farm Springs Road, Farmington, Connecticut, as more specifically described in that certain Open-End Mortgage Agreement, dated as of August 26, 2011, and that certain General Assignment of Rents, dated as of August 26, 2011, by and between M&T and the Company. The maturity date for the Revolver is August 26, 2014. Borrowings under the Revolver bear interest, at the Borrower's option, at either: (i) the M&T's prime rate plus 2.0% or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.5% which is subject to a minimum rate of 4.0%.

              As part of the Credit agreement, the Company is obligated to comply with certain financial and nonfinancial covenants. As of December 31, 2011, the Company was in compliance with all financial and nonfinancial covenants.

ING Financing Agreement:

              On July 2, 2007, the Company entered into a three year loan agreement, dated as of June 30, 2007 (the "ING Loan Agreement"), among certain direct and indirect subsidiaries of the Company, namely, Green Acquisition, Inc., Triboro Acquisition, Inc., Jamaica Acquisition, Inc., 165-25 147th Avenue, LLC, 49-19 Rockaway Beach Boulevard, LLC, 85-01 24th Avenue, LLC, 114-15 Guy Brewer Boulevard, LLC, (collectively, the "Borrowers"); and ING USA Annuity and Life Insurance Company; ING Life Insurance and Annuity Company; Reliastar Life Insurance Company; and Security Life of Denver Insurance Company (collectively, the "Lenders"). Pursuant to the terms of the ING Loan Agreement, the Lenders provided multiple loan facilities in the amounts and on the terms and conditions set forth in the ING Loan Agreement. The aggregate of all loan facilities under the ING Loan Agreement could not exceed $72.5 million. On July 2, 2007, the Borrowers made an initial term loan draw down of $17.0 million on the facility. In addition to the initial term loan, in October 2007, the Lenders collectively made a mortgage loan of $1.0 million and advanced an additional $2.0 million to the Borrowers. In February 2008, there was an additional draw under the facility of approximately $23.2 million. Interest on the loans was paid monthly. The interest rate on both the initial draw-down and mortgage loan was fixed at 6.59% per annum and the interest rate on the additional draw floated at a spread over one month LIBOR, 1.75% at June 30, 2010. In addition, there was a one-tenth of one percent non-use fee on the unused portion of the facility.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

10.         STOCKHOLDERS' EQUITY:

Common Stock:

              The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company's common stock in connection with the Reorganization and the earnings and profits distribution of which 13,472,281 has been issued. On June 17, 2010, and June 9, 2011, the Company issued 56,850 and 57,920 restricted shares of common stock, respectively, under its stock incentive plan. As of December 31, 2011, a total of 13,587,051 shares have been issued by the Company (see Note 1).

Preferred Stock:

              The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of December 31, 2011.

Dividend Distributions:

              On January 23, 2012, our Board of Directors declared a special distribution of $0.13 per share of common stock, payable with respect to the year ended December 31, 2011, to stockholders of record at the close of business on January 31, 2012 which was paid on February 15, 2012. On March 26, 2012, our Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable with respect to the first quarter ended March 31, 2012, to stockholders of record as of the close of business on March 31, 2012 payable on or about April 15, 2012. The following table shows the dividends declared for the years ended December 31, 2011 and 2010:

Declaration Date	Quarter Ended	Record Date	Payment Date	Dividend Per Share
January 5, 2011	December 31, 2010	January 15, 2011	January 21, 2011	$0.10	(1)
March 21, 2011	March 31, 2011	March 31, 2010	April 15, 2011	$0.08
June 1, 2011	June 30, 2011	June 30, 2010	July 15, 2011	$0.08
August 8, 2011	September 30, 2011	September 30, 2010	October 15, 2011	$0.08
November 7, 2011	December 31, 2011	December 31, 2010	January 15, 2012	$0.08
January 4, 2010	December 31, 2009	January 15, 2010	January 22, 2010	$0.08	(1)
March 22, 2010	March 31, 2010	March 31, 2010	April 15, 2010	$0.08
June 17, 2010	June 30, 2010	June 30, 2010	July 15, 2010	$0.08
August 11, 2010	September 30, 2010	September 30, 2010	October 15, 2010	$0.08
November 9, 2010	December 31, 2010	December 31, 2010	January 15, 2011	$0.08

(1)
This represents a supplemental dividend.

Stock-Based Compensation:

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
DECEMBER 31, 2011

10.         STOCKHOLDERS' EQUITY (Continued):

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

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on February 7, 2008 was $1.90 per share. The following assumptions were used for the options granted:

Risk free interest rate:	3.39%
Expected dividend yield:	3.59%
Expected life of option in years:	7.94
Expected volatility:(1)	21.00%

              On June 9, 2011, the Company granted 10,000 options to Mr. Joseph F. Barone, a member of the Company's Board of Directors and Chairman of the Compensation Committee. These options, which vested immediately, were granted in connection with Mr. Barone's appointment to the Board on February 12, 2009.

              The fair value these options granted is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on June 9, 2011 was $0.93 per share. The following assumptions were used for the options granted:

Risk free interest rate:	4.00%
Expected dividend yield:	5.20%
Expected life of option in years:	10.00
Expected volatility:(1)	30.00%

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

10.         STOCKHOLDERS' EQUITY (Continued):

              The following table presents the activity of options outstanding under the Plan for the year ended December 31, 2011:

Options	Number of Options		Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	255,000	(a)	$11.14	$1.90
Granted	10,000	(b)	$11.14	$0.93
Exercised	—		—	—
Forfeited /Expired	—		—	—

Outstanding at December 31, 2011(2)	265,000		$11.14	$1.86

Options vested and exercisable at December 31, 2011	265,000		$11.14	$1.86

(a)
These outstanding and exercisable options have a remaining contractual life of approximately 6.1 years.

(b)
These outstanding and exercisable options have a remaining contractual life of approximately 9.4 years.

(1)
Although the Company is subject to the reporting requirements of the Securities and Exchange Commission, the Company's stock is not listed on an exchange and there is no readily available market for the stock. Therefore, the Company is not able to determine the historical volatility of its common stock. As a result, the volatility was estimated from the historical volatilities of the common stock of the exchange traded comparable firms of both REITs and operating companies similar to the Company's taxable REIT subsidiaries.

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at December 31, 2011 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of December 31, 2011.

              For the three years ended December 31, 2011, 2010, and 2009 stock compensation expense relating to these stock option grants was approximately $20,000, $127,000 and $127,000, respectively.

              On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives were vested as of the grant date, one fourth vested on January 1, 2011, one fourth vested on January 1, 2012, and the remaining fourth will vest on January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company's common stock whether or not they are vested. In accordance with ASC No. 718-10-35, the Company measures the compensation costs for these shares at fair value on the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2011, 2010, and 2009, stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $63,000, $310,000, and $0, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

10.         STOCKHOLDERS' EQUITY (Continued):

              On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000, under the Plan. A total of 5,280 of these shares, with a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 52,640 shares, with a value of approximately $400,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 52,640 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: March 18, 2012, March 18, 2013, and March 18, 2014. Dividends paid on restricted shares are recorded as dividends on shares of the Company's common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares at fair value on the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2011, 2010, and 2009, stock compensation expense relating to the restricted stock granted on March 18, 2011, was approximately $293,000, $0, and $0, respectively. As of December 31, 2011, there was approximately $172,000 of unamortized stock compensation related to restricted stock.

              At December 31, 2011, 265,000 stock options were outstanding, all of which were exercisable, and 114,770 shares of restricted stock were outstanding, 53,840 of which were vested. At December 31, 2011, 620,230 shares of the Company's common stock remain available for future issuance under the Plan.

Special Distribution of Earnings and Profits:

              On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company's common stock of $6.40 per share of common stock, payable in $20,000,000 of cash and 3,775,400 of the Company's common stock. For the purposes of the special distribution, the Company's common stock was valued at $11.14 per share, as indicated in the proxy statement/prospectus, dated February 9, 2007, filed with the Securities and Exchange Commission and disseminated to the stockholders of the Bus Companies in connection with the March 26, 2007 special joint meeting of the stockholders of the Bus Companies at which meeting such stockholders voted on a reorganization of those companies with and into the Company. The special distribution aggregated approximately $62,060,000. The holders of the Company's shares, and the holders of shares of the Bus Companies, as of the close of business on August 20, 2007, the record date for the special distribution (the "Holders"), were eligible for the special distribution. The Holders were required to make an election as to the amount of the Company's shares and/or cash the Holders wished to receive as their respective portions of the special distribution. Holders were advised, due to the limitation of the aggregate amount of cash available for the special distribution, that their actual distribution might not be in the proportion of cash and the Company's shares they elected, but could be based on a proration of the available cash after all elections (i.e. not on a first come-first served basis). The Company calculated the proportion of cash and the Company's shares that were distributed to the Holders based upon the Holder's election and the amount of cash available for the special distribution.

              As of December 31, 2011, cash of approximately $19.9 million and 3,775,400 shares of the Company's common stock have been distributed to the Holders pursuant to the special distribution of earnings and profits. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2011.

11.         EARNINGS PER SHARE:

              In accordance with ASC No. 260-10-45, basic earnings per common share ("Basic EPS") is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in the Company's consolidated statements of income.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

11.         EARNINGS PER SHARE (Continued):

              The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net (loss) income	$(1,616)	$3,093	$4,069

Denominator:
Weighted average common shares outstanding—basic and diluted	13,561,661	13,503,120	13,472,281

Basic and Diluted Per Share Information:
Net (loss) income per share—basic and diluted	$(0.12)	$0.23	$0.30

12.         OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

              The Company sponsors retirement benefits for its non-union employees under a defined contribution 401(k) plan which covers all employees who, at the plan's anniversary date, had completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2011, 2010, and 2009 were $224,484, $208,944, and $218,742, respectively.

              The Company sponsors retirement benefits to its union employees under a separate defined contribution 401(k) plan which covers all employees who, at the plan's anniversary date, had completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs in discontinued operations for the years ended December 31, 2011, 2010, and 2009 were $399,735, $272,627, and $331,546, respectively.

              The Company participates in a multiemployer plan that provides additional retirement benefits. Contributions to this plan and charged to benefit costs in discontinued operations for the years ended December 31, 2011, 2010, and 2009 were $333,759, $200,227, and $399,321, respectively.

              On January 27, 2012, the Company received a notice from Local Union No. 3's counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. The Company is not in agreement with the assertion of severance or the amount of the liability. The Company have elected to proceed with arbitration to settle the claim.

              On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company is aggressively defending its position and has retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

13.         RELATED PARTY TRANSACTIONS:

              Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the years ended December 31, 2011, 2010, and 2009 were $632,088, $267,056, and $473,309, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

13.         RELATED PARTY TRANSACTIONS (Continued):

              Paul A. Cooper is an officer and director of the Company and is the son of Jerome Cooper (Chairman of the Board). In April, 2005, Lighthouse 444 Limited Partnership ("Lighthouse"), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, entered into a lease agreement with the Company for office and storage space for a term of five years. In January 2010, the Company executed an extension option under the lease agreement with Lighthouse. The executed extension option includes approximately 6,712 square feet of office space for a term of five years expiring August 31, 2015 at an annual rent of approximately $219,000.

              Lighthouse Real Estate Advisors, LLC ("LREA"), and Lighthouse Real Estate Management, LLC ("LREM"), affiliates of Lighthouse, of which Paul A. Cooper is a member, received leasing commissions between 2003 and 2006 in the aggregate amount of approximately $3.8 million for the leasing of the four bus depots to New York City and the property occupied by Avis Rent-A-Car System, Inc.

              Stanley Brettschneider, an officer of the Company's taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. ("Varsity Bus") a tenant at one of the Company's rental properties. Varsity Bus had entered into a lease agreement with terminated in 2009 and was subject to four 5 year options to extend the term of the lease. In December 2009, Varsity Bus executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and will be subject to increase in accordance with the lease agreement for the remaining four years. Varsity Bus also utilizes some of the Company's computer systems for a monthly fee. In addition, Mr. Brettschneider is a compensated employee of Varsity Bus.

14.          INCOME TAXES:

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

14.          INCOME TAXES (Continued):

Reconciliation between GAAP Net Income and Federal Taxable Income:

              The following table reconciles GAAP net income to taxable income for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Income from continuing operations before income from equity affiliates and income taxes	$1,525	$5,584	$3,809
Add: GAAP net loss of taxable subsidiaries	3,510	880	392

GAAP net income from REIT operations	5,035	6,464	4,201
Prepaid expenses	—	—	(32)
Professional fees	1,102	—	—
Stock-based compensation	160	264	126
Remediation costs paid—deductible for tax purposes	(421)	(469)	(480)
Deferred income	—	—	3
Estimated tax depreciation in excess of book depreciation	1,009	1,010	1,010
Litigation settlement—non deductible for tax purposes	—	—	1,914
Interest income	(68)	(68)	—
Deferred rent	(636)	(1,424)	(1,445)

Adjusted taxable income subject to 90% dividend requirements	$6,181	$5,777	$5,297

              Dividend distributions for the year ended December 31, 2011 were characterized for federal income tax purposes as 100% ordinary income.

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

              The provisions for (benefit from) income taxes from continuing operations for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State and local	54	45	34
Deferred	—	—	(135)

Total tax provision (benefit)	$54	$45	$(101)

              There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2011, 2010, and 2009.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

14.          INCOME TAXES (Continued):

              The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended December 31,
	2011	2010	2009
Income tax (benefit) at the United States Federal statutory rate of 34%	$518	$1,898	$1,295
State and local taxes, net of federal benefit	183	670	457
Tax effect of REIT related income for federal taxes, included in net income	(1,712)	(2,198)	(1,428)
Tax effect of REIT related income for state and local taxes, net of federal tax benefit	(604)	(776)	(504)
Change in valuation allowance related to continuing operations	1,559	388	—
Other	110	63	79

Provision for (benefit from) income taxes	$54	$45	$(101)

              Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities from continuing operations at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred taxes:
Deferred tax assets:
Net operating loss carryforwards	$7,820	$5,729
Discounted unpaid losses	1,062	1,062
Depreciation and amortization	502	597
Other	622	177

Total deferred tax assets	$10,006	$7,565
Valuation Allowance	(10,006)	(7,565)

Net deferred tax assets	$—	$—

	December 31,
	2011	2010
Deferred tax liabilities:
Tax depreciation	$—	$(12)
Vacation accrual	—	(11)

Total deferred tax liabilities	$—	$(23)

Net deferred tax liability	$—	$(23)

              Deferred tax assets arise from net operating loss carry-forwards and discounted unpaid losses in the aggregate amount of approximately $8.9 million and $7.4 million at December 31, 2011 and 2010, respectively. The Company has recorded a full valuation allowance against the deferred tax assets as it does not consider realization of such assets to be likely.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

14.         INCOME TAXES (Continued):

              In accordance with ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011, and December 31, 2010, the Company does not have a liability for unrecognized tax positions.

              In accordance with ASC No. 740-10-65, the Company has assessed its tax positions for all open tax years, which includes 2006 to 2009, and concluded that there were no material uncertainties to be recognized. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2011, 2010, and 2009. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2011.

              The carrying amount of building and improvements on the financial statements exceeds the Company's tax basis by approximately $71.7 million and $71.0 million at December 31, 2011 and 2010, respectively.

15.         COMMITMENTS AND CONTINGENCIES:

Legal Matters:

Appraisal Proceedings

              On March 26, 2007, there was a joint special meeting of the shareholders of the Bus Companies. The business considered at the meeting was the merger of: Green with and into Green Acquisition, Inc.; Triboro with and into Triboro Acquisition, Inc.; and Jamaica with and into Jamaica Acquisition, Inc. Appraisal rights were perfected by shareholders of the Bus Companies who would have received approximately 303,480 shares of the Company's common stock to be issued following the mergers. The mergers were carried out on March 29, 2007. Consequently, the Company made good faith offers to such shareholders based on the value of the Company's common share of $7.00 per share, eighty percent (80%) of which was advanced to them. On May 25, 2007, Green Acquisition, Triboro Acquisition and Jamaica Acquisition, commenced appraisal proceedings in Nassau County Supreme Court, as required by the New York Business Corporation Law. Eight of the shareholders (the "Claimants") who sought appraisal rights (the others had either settled or withdrawn their demands) have answered the petition filed in connection with the appraisal proceeding and moved for pre-trial discovery. The Claimants would have received approximately 241,272 shares of the Registrant's common stock following the mergers of the Bus Companies. Collectively, the Claimants have been paid $1,351,120 (80%) pursuant to the Company's good faith offer and would be entitled to an additional sum of approximately $338,000 if the good faith offer was paid in full. A hearing in this matter, which is the equivalent of a trial, commenced on November 10, 2008. The hearing was completed in January 2009. The Court ordered the parties to submit post-trial memoranda prior to its consideration and ruling on the petition. The claimants were seeking sums substantially in excess of the Company's good faith offer. On September 29, 2009, a decision in the appraisal proceeding involving certain former shareholders of Green Bus Lines, Inc., Triboro Coach Corporation and Jamaica Central Railways, Inc. (collectively, the "Bus Companies") was issued by the New York State Supreme Court, Nassau County and on November 7, 2009 a judgment was entered related to the decision. In the Court's decision, the Court determined that the equivalent of the fair value of the respondents' shares in the Bus Companies immediately prior to the consummation of the Reorganization was equal to $11.69 per share of GTJ REIT common stock. This decision resulted in additional payments due respondents in the aggregate amount of approximately $1.5 million which was paid on November 19, 2009. In addition, the Court awarded respondents 50% of their reasonable professional fees and costs, which amounted to approximately $0.5 million and was paid on January 6, 2010. Respondents were also awarded interest with respect to the unpaid amount due for the fair value of their shares in the Bus Companies

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

15.         COMMITMENTS AND CONTINGENCIES (Continued):

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

Environmental Matters:

              The Company's real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. In conjunction with this informal agreement, the Company has retained the services of an environmental engineering firm to assess the cost of the Study. The Company's initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a "worst case" scenario whereby the Company would be required to perform full remediation on all site locations. While management believes that the amount of the study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate.

              As of December 31, 2011 and 2010, included in other liabilities in the accompanying consolidated balance sheets (Note 7) is the estimated liability for remediation costs of approximately $0.2 million and $0.6 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state, or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

Insurance Operations:

              The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000. At December 31, 2011 and 2010, the Company's insurance operations were not in compliance with the minimum net worth requirements. A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2011, at which time the Company informed CIMA of the intention to transfer the insurance balances into a New York based liquidating trust and dissolve the Company's Cayman Islands based insurance operations once the transfer is complete. As of December 31, 2011, the Company is in the process of transferring the insurance balances into a liquidating trust.

Leases:

              The Company's principal office is located in 9,212 square feet at 444 Merrick Road, Lynbrook, New York, which it leases from a partnership owned in part by Paul A. Cooper, a Director and Officer of the Company. Future minimum rent payable under the terms of the leases, as amended, amount to approximately $228,000, $235,000, $242,000, and $164,000 for the years 2012 through 2015, respectively.

              The Company records lease payments using the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities,

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

15.         COMMITMENTS AND CONTINGENCIES (Continued):

and certain office and transportation equipment, which amounted to $221,336, $215,050, and $209,050 for the years ended December 31, 2011, 2010, and 2009, respectively.

              At December 31, 2011, future minimum lease payments in the aggregate and for each year thereafter are as follows (in thousands):

2012	$228
2013	235
2014	242
2015	164

Total	$869

Divestiture:

              In connection with the completion of the divestiture, the Company may be subject to certain liabilities including union wages and severance. On January 27, 2012, the Company received a notice from Local Union No. 3's counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. The Company was not in agreement with the assertion of severance or the amount of the liability. The Company has elected to proceed with arbitration to settle the claim. On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company is aggressively defending its position and has retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

16.         FUTURE MINIMUM RENT SCHEDULE:

              Future minimum lease payments to be received by the Company as of December 31, 2011 under noncancelable operating leases for the next five years and thereafter are as follows (in thousands):

2012	$13,060
2013	11,450
2014	11,439
2015	11,124
2016	11,381
Thereafter	112,948

Total	$171,402

              The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

17.         INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures

              The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments as part of discontinued operations on the consolidated statements of income.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

17.         INVESTMENT IN EQUITY AFFILIATES (Continued):

              In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

              For the year ended December 31, 2011, 2010, and 2009 the Company recorded its share of (loss) income of approximately ($45,000), $38,000, and $0, respectively, from this equity investment. The Company also recognized $87,000 in management fees and approximately $33,000 in interest on its working capital advances. As of December 31, 2011 and 2010, the Company has a receivable of approximately $1.1 million and $0.8 million, respectively, related to working capital advances to fund construction projects.

Variable Interest Entities

              The Company accounts for variable interest entities ("VIEs") in accordance with ASC No. 810-10-50. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses that could be material to the VIE.

              As of December 31, 2011, the Company has one investment which was made to a VIE entity with an aggregate carrying amount of $1.1 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company's financial statements. The Company accounts for this investment under the equity method.

18.         FAIR VALUE:

Fair Value of Financial Instruments:

              ASC No. 825-10-50 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. ASC No. 825-10-65 requires the Company to disclose in the notes of its interim financial statements as well as its annual financial statements, the fair value of all financial instruments as required ASC No. 825-10-50. ASC No. 825-10-65 applies to all financial instruments within the scope of ASC No. 825-10-50.

              Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2011, and December 31, 2010, (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$7,159	$7,159	$10,715	$10,715
Available-for-sale securities	2,350	2,350	2,748	2,748
Restricted cash	627	627	875	875
Accounts receivable, net	295	295	174	174
Financial liabilities:
Mortgage Note Payable	$45,500	$49,137	$45,500	$45,340

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

18.         FAIR VALUE (Continued):

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

              Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

              Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

  •
  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

  •
  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability.

  •
  Level 3—Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

              Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

              The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2011 and 2010.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

18.         FAIR VALUE (Continued):

December 31, 2011

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$2,350	$2,350	$2,350	$—	$—

December 31, 2010

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$2,748	$2,748	$2,748	$—	$—

              Available-for-sale securities:    Fair values are approximated on current market quotes received from financial sources that trade such securities.

19.         SEGMENTS:

Segment Information:

              In accordance with ASC No. 280-10, the Company has established that its reportable segments are Real Estate Operations and Other Operations as of December 31, 2011. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Outdoor Maintenance and Paratransit businesses, the operating results of these businesses are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

              The Company primarily operates in two reportable segments: (i) Real Estate Operations and (ii) Other Operations

              Real Estate Operations rent Company owned real estate located in New York and Connecticut.

              Other Operations provide various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company ("MTABC") for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots and (ii) insurance operations which assumes reinsurance of worker's compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

              Both segment's operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

19.         SEGMENTS (Continued):

              The summarized segment information (excluding discontinued operations), as of and for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

Year Ended December 31, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$13,960	$318	$—	$14,278
Operating expenses	6,518	3,825	(240)	10,103

Operating income (loss)	7,442	(3,507)	240	4,175
Other (expense) income	(2,407)	3	(246)	(2,650)

Income (loss) from continuing operations before income taxes	5,035	(3,504)	(6)	1,525
(Provision for) benefit from income taxes	(76)	22	—	54

Income (loss) from continuing operations	$4,959	$(3,482)	$(6)	$1,471

Capital expenditures	$327	$107	$—	$434

Depreciation and amortization	$1,231	$86	$—	$1,317

Total assets(1)	$171,822	$851	$(46,455)	$126,218

Year Ended December 31, 2010

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$13,469	$1,202	$(408)	$14,263
Operating expenses	4,542	2,596	—	7,138

Operating income (loss)	8,927	(1,394)	(408)	7,125
Other (expense) income	(2,463)	514	408	(1,541)

Income (loss) from continuing operations before income taxes	6,464	(880)	—	5,584
Provision for income taxes	$25	20	—	45

Income (loss) from continuing operations	$6,439	$(900)	$—	$5,539

Capital expenditures	$353	$7	$—	$360

Depreciation and amortization	$1,298	$84	$—	$1,382

Total assets(2)	$172,841	$5,053	$(37,380)	$131,340

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

19.         SEGMENTS (Continued):

Year Ended December 31, 2009

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$13,190	$10,191	$(408)	$22,973
Operating expenses	4,703	10,218	—	14,921

Operating income (loss)	8,487	(27)	(408)	8,052
Other (expense) income	(4,286)	(365)	408	(4,243)

Income (loss) from continuing operations before income taxes	4,201	(392)	—	3,809
Provision for (benefit from) income taxes	29	(130)	—	(101)

Income (loss) from continuing operations	$4,172	$(262)	$—	$3,910

Capital expenditures	$640	$202	$—	$842

Depreciation and amortization	$1,271	$78	$—	$1,349

Total assets(3)	$167,038	$6,215	$(41,534)	$131,769

        (1)
        Does not include assets of discontinued operations totaling $6,673.

        (2)
        Does not include assets of discontinued operations totaling $9,174.

        (3)
        Does not include assets of discontinued operations totaling $10,618.

20.         SELECTED QUARTERLY DATA (Unaudited):

              The summarized selected quarterly data for the years ended December 31, 2011 and 2010 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2011
Revenues	$3,523	$3,649	$3,532	$3,574
Net income (loss)	$634	$849	$(847)	$(769)
Per common share (basic and diluted)(a)	$0.05	$0.06	$(0.06)	$(0.06)
2010
Revenues	$3,534	$3,513	$3,556	$3,660
Net income	$519	$1,026	$476	$1,072
Per common share (basic and diluted)(a)	$0.04	$0.08	$0.04	$0.08

(a)
Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

21.         DISTRIBUTIONS:

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

              The following table presents dividends declared by the Company on its common stock for the years ended December 31, 2011, 2010, and 2009.

			Tax Purposes
			Ordinary Income		Qualified Dividend Income		Capital Gain Distribution		Dividend Classified as Return of Capital
Year	Total Dividends Paid	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share
2011	$5,696	$0.420	100.00%	$0.420	—	$—	—	$—	—	$—
2010	$5,404	$0.400	100.00%	$0.400	—	$—	—	$—	—	$—
2009	$4,311	$0.320	100.00%	$0.320	—	$—	—	$—	—	$—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

              We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. During our review we determined that the Company's disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting:

              Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

              We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

              This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that require the Company to include only management's report in this annual report.

Internal Control Over Financial Reporting:

              There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

              None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

              When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company's business and structure, the Board of Directors focused primarily on each person's background and experience as reflected in the information discussed in each of the directors' individual biographies set forth below. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in such person's individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the transportation and business fields, as the case may be, which we believe enhances the Board's ability to oversee, evaluate and direct our overall corporate strategy. The Board of Directors annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

              The Board of Directors believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our stockholders. The Board of Directors will consider criteria including the nominee's current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in existing independence requirements of the Securities and Exchange Commission, the business, scientific or engineering experience currently desired on the Board, geography, the nominee's industry experience, and the nominee's general ability to enhance the overall composition of the Board.

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

Risk Management:

              The Board believes that risk management is an important component of the Company's corporate strategy. While we assess specific risks at our committee levels, the Board, as a whole, oversees our risk management process and discusses and reviews with management major policies with respect to risk assessment and risk management. The Board is regularly informed through its interactions with management and committee reports about risks we face in the course of our business. Finally, the Board believes the combined Chairman and CEO role assists us in our implementation of major policies addressing our risks.

              For the year ended December 31, 2011, our Board of Directors consisted of seven members, four of whom are deemed independent as defined by the rules of the Nasdaq Capital Market and the North American Securities Administration Association ("NASAA") guidelines. A director is deemed to be independent if in the last two years he or she is not associated, directly or indirectly, with us. Serving as a director of an affiliated company does not, by itself, preclude a director from being considered an independent director, in accordance with the guidelines of NASAA applicable to REITs. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling, and direction to our management. Our Board of Directors meets on a regular basis and additionally as required. Written or electronic materials are distributed in advance of meetings as a general rule and our Board of Directors schedules meetings with, and presentations from, members of our senior management on a regular basis and as required.

              Directors are elected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class I directors have a term expiring at the Annual Meeting in 2013 and until their successors are elected and qualified. Class II directors have a term expiring at the Annual Meeting in 2014 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2012 and until their successors are elected and qualified. Directors elected at such time shall be elected to three year terms. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

              The Board of Directors held eight meetings during the 2011 fiscal year. All of the Directors attended all of the meetings of the Board of Directors and of the committees on which they served with the exception of one director who attended seven of the eight Board of Directors meetings. We encourage all members of the Board of Directors to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2011 Annual Meeting of stockholders, all of the Board of Directors attended.

              The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 15, 2012:

Name	Age	Position
Jerome Cooper	83	President and Chief Executive Officer and Chairman of the Board of Directors and Class III Director
Paul A. Cooper	51	Executive Vice President and Class II Director
Douglas A. Cooper	65	Executive Vice President, Treasurer and Secretary and Class I Director
David J. Oplanich	43	Chief Financial Officer
Joseph F. Barone	77	Class I Director
John J. Leahy	69	Class III Director
Donald M. Schaeffer	61	Class III Director
Harvey I. Schneider	78	Class I Director

              The principal occupation and business experience of each of the directors and executive officers are as follows:

              Jerome Cooper has been a director and Chief Executive Officer of the Company since June 2006. Mr. Cooper has been principally employed as the Chief Executive Officer of the Company and its subsidiaries since March 2007. Prior to that Mr. Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for the past 10 years. He is uniquely qualified to serve as our Chairman based on his rich experience with our Company and longtime leader. Jerome Cooper received a Bachelors degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law. Jerome Cooper is Paul A. Cooper's father and Douglas A. Cooper's uncle.

              Paul A. Cooper is Executive Vice President of the Company and has been a director of the Company since June 2006. Mr. Cooper is responsible for leading and managing all real estate functions of the Company including acquisitions, underwriting, asset management, leasing, and investments. Prior to joining the Company and continuing until today, Mr. Cooper has been a principal of Lighthouse Real Estate Ventures and its affiliates (collectively "Lighthouse"). Lighthouse owns, manages, and leases its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper is qualified to serve on the Company's Board due to his extensive experience in the commercial real estate industry. Mr. Cooper received a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul A. Cooper is the son of Jerome Cooper and the cousin of Douglas A. Cooper.

              Douglas A. Cooper is Executive Vice President of the Company and has been a director of the Company since June 2006. Mr. Cooper has been practicing law for over 37 years and is one of the partners of Ruskin Moscou Faltischek, P.C., counsel to the Company, since 1998. Mr. Cooper is qualified to serve on our board by his long history with our Company and industry. Mr. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a masters degree in Corporate Law from NYU Law School. Douglas A. Cooper is the nephew of Jerome Cooper and the cousin of Paul A. Cooper.

              David J. Oplanich has been Chief Financial Officer of the Company since October 2008. Prior to joining the Company, he has been Vice President of Finance of Arbor Realty Trust, Inc., a publicly-traded real estate investment trust, and Arbor Commercial Mortgage, LLC, a commercial lending institution since May 2006. Mr. Oplanich has also served as Director of Finance for the Americas at GretagMacbeth LLC, which manufactures electronic photographic control systems, Vice President and Controller of Turbo Chef Technologies, Inc., a publicly-traded manufacturer of high-speed commercial ovens and Vice President—Treasurer of Charter Financial, Inc., an independent leasing and lending company. Mr. Oplanich graduated from Pace University with a Bachelors of Business Administration degree in accounting and is a licensed Certified Public Accountant in the State of New York.

              Joseph F. Barone has been a director of the Company since February 2009. Mr. Barone has been President of Insurance Financial Services, Inc., a provider of a wide variety of services to the insurance industry, including expert testimony as well as capital raising efforts such as, initial public offerings, private placements, and mergers and acquisitions. Mr. Barone was formerly a member of the Board of Directors of the Bus Companies. In addition, Mr. Barone has been Senior Vice President of Swiss ReServices Corporation, Managing Director of Bear, Stearns & Co. Inc. and Vice President of Salomon Brothers Inc. Mr. Barone is qualified to serve on our board as one of our independent directors based on his prior service as a board member of the Bus Companies and knowledge of our Company. Mr. Barone graduated from Brandeis University with a B.A. in economics in 1956 and received a Masters degree in Business Administration from New York University in 1961. He is a chartered financial analyst. Mr. Barone is deemed an independent director.

              John J. Leahy has been a director of the Company since June 2006. Mr. Leahy is presently President of JJL Consulting. From 1998 to 2006, Mr. Leahy was Managing Director of Citibank Private Bank operations in Long Island. Prior to that, Mr. Leahy was a Senior Vice President of Chase Manhattan Bank, N.A. Mr. Leahy is qualified to serve on our board as one of our independent directors based on his long history as a private and commercial banker, giving him financial industry experience. Mr. Leahy holds a Bachelors degree in Mechanical Engineering from the University of Dayton, and a Masters degree in Business Administration from Long Island University. Mr. Leahy is deemed an independent director.

              Donald M. Schaeffer has been a director of the Company since June 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past ten years. Mr. Schaeffer is qualified to serve on our board as one of our independent directors based on his experience as both an attorney and accountant within our industry as well his financial industry experience. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed Certified Public Accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

              Harvey I. Schneider has been a director of the Company since June 2007. Mr. Schneider is currently a partner at the law firm of Putney, Twombly, Hall & Hirson LLP. Mr. Schneider is admitted to practice law in New York and Florida. For over fifty years he has practiced in the field of trusts and estates for individuals, and employee benefits and succession planning for business entities. Mr. Schneider is qualified to serve on our board as one of our independent directors through his experience as an attorney in the fields of employee benefits and business succession planning. Mr. Schneider is a 1955 graduate of Pennsylvania State University with a B.S. in business administration and a 1958 graduate of the New York University School of Law. Mr. Schneider is deemed an independent director.

Committees of our Board of Directors

    Audit Committee:

              We have an Audit Committee comprised of three directors, Messrs. Leahy, Schaeffer, and Schneider, all of whom are deemed independent directors. Mr. Schaeffer is designated as Chairman. Our Board of Directors has determined that Mr. Schaeffer is a financial expert and meets the criteria for independence as described in the Securities and Exchange Act of 1934, as amended. The Audit Committee selects and appoints the Company's independent registered public accounting firm and assists the Board in overseeing (1) the integrity of the Company's financial statements, (2) the Company's independent registered public accounting firm's qualifications and independence, (3) the performance of the Company's independent registered public accounting firm and the Company's internal audit function and (4) the Company's compliance with legal and regulatory requirements.

              During the fiscal year ended December 31, 2011, the Audit Committee held four meetings and all of the members attended all of the meetings.

    Compensation Committee:

              We have a Compensation Committee comprised of Messrs. Barone, Leahy, and Schneider, all of whom are deemed independent directors. Mr. Barone is designated as Chairman. The Compensation Committee establishs compensation policies and programs for our directors and executive officers. During the fiscal year ended December 31, 2011, the Executive Compensation Committee held two meetings and all members attended both of the meetings.

    Nominating Committee:

              The Board of Directors does not have a Nominating Committee. Instead, the full Board of Directors carries out the duties of a nominating committee. The Board of Directors has not adopted written guidelines regarding nominees for director.

    Communications Committee:

              In February 2009, the Board of Directors formed an executive committee of the Board to be designated the Communications Committee. The purpose of the Communications Committee is to explore and identify improved methods of communication between management and the stockholders. The members of the Communications Committee are Messrs. Barone, Leahy, Schneider, and Douglas A. Cooper.

Directors' Compensation:

              We pay each of our independent directors an annual retainer of $10,000 and annually grant restricted shares of stock in the amount of approximately $10,000 at fair market value on the date of grant. In addition, we pay our independent directors $500.00 for attending each board and committee meeting. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

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

              The following discussion and analysis of compensation arrangements of our named executive officers for 2011 should be read together with the compensation tables and related disclosures set forth below.

    Overview of Objectives:

              The Compensation Committee of the Board of Directors establishes compensation policies, plans, and programs to accomplish three objectives:

  •
  to keep, incentivize, and reward highly capable and well-qualified executives;

  •
  to focus executives' efforts on increasing long-term shareholder value; and

  •
  to reward executives at levels which are competitive with the marketplace for similar positions and consistent with the performance of each executive and of our Company.

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

  •
  individual levels of responsibility and the nature and scope of these responsibilities;

  •
  contribution to our financial results;

  •
  effectiveness in leading initiatives to increase shareholder value and overall productivity; and

  •
  contribution to our commitment to corporate responsibility, as well as, compliance with applicable laws, regulations, and the highest ethical standards.

    Elements of Compensation:

              Our executive compensation program includes the following elements:

  •
  annual compensation which is comprised of base salary, cash bonus, and other annual types of compensation; and

  •
  long-term compensation which may include the award of stock options, restricted stock, and similar long-term compensation.

              The Compensation Committee from time to time evaluates and discusses the performance of certain executives. This evaluation and discussion may include, among other things, a review of the contribution and performance of such executive to our overall performance, strengths, weaknesses, and development plans. Following this evaluation and discussion, input, as needed, is obtained from other senior officers. A discussion is held and the Compensation Committee makes its own assessment and determines the compensation of each executive. The committee continually strives to balance annual and long-term compensation by examining the entire compensation package of each executive.

    Annual Compensation:

              Each compensation element is specifically designed to meet the objectives outlined above. As such, in determining the annual compensation budget for the current year and in fixing levels of executive compensation, the Compensation Committee considers:

  •
  our performance relative to our growth and profitability goals and our peers' performance, both in the local geographic area and in institutions with similar portfolios; and

  •
  the relative individual performance of each executive.

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

              The Compensation Committee, where it deems appropriate, reviews publicly available local, regional, and national compensation data to benchmark executive compensation. We believe that executive talent extends beyond our direct competitors and industry; therefore, the data may include a broad comparison group. While benchmarking provides a very useful tool, the Compensation Committee understands that an effective compensation program is based primarily on performance; therefore, adjustments to base salary benchmarks are driven primarily by individual performance.

    Other Compensation:

              Jerome Cooper has been granted the use of a company-owned vehicle. The use of the company-owned vehicle provides an expense-saving opportunity, as this vehicle is used for business-related travel as needed, helping to cut out-of-pocket travel expenses. In addition, David J. Oplanich and Stanley Brettschneider are reimbursed for costs associated for gas and tolls as their personal vehicles are used for business-related travel as needed, helping to cut out-of-pocket travel expenses.

    Long-Term Compensation:

              The Compensation Committee continually strives to achieve a balance between promoting strong annual growth and ensuring long-term viability and success. To reinforce the importance of balancing these views, executives may be provided long-term incentives.

    Equity Incentive Awards:

              Our Compensation Committee believes that stockholder value of our Company can be further increased by aligning the financial interests of our key executives and certain other employees with those of our stockholders. Awards of stock options and shares of restricted stock pursuant to our 2007 Incentive Award Plan (the "2007 Plan") are intended to meet this objective and constitute the long-term incentive portion of executive compensation. Participation in the 2007 Plan is specifically approved by the Board of Directors and covers our directors and employees.

    2007 Incentive Award Plan:

              Our Board of Directors adopted the 2007 Plan on June 11, 2007, which was approved by our stockholders on February 7, 2008. The following is a summary of the principal features of the 2007 Plan. Because it is a summary, it may not contain all of the information that is important to you. To fully understand the 2007 Plan, you should carefully read the entire 2007 Plan.

    Securities Subject to the 2007 Plan:

              The shares of stock subject to the 2007 Plan are our Common Stock. Under the terms of the 2007 Plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights ("SARs"), and other awards will be no more than 1,000,000 shares, subject to adjustment under specified circumstances.

    Awards Under the 2007 Plan:

              The Compensation Committee is the administrator of the 2007 Plan. The 2007 Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents, performance awards, and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms, and conditions of the award.

              Our officers, employees, consultants, and non-officer Directors are eligible to receive awards under the 2007 Plan. The Compensation Committee determines which of our officers, employees, consultants, and independent Directors will be granted awards.

              Nonqualified stock options ("NQSOs"), provide for the right to purchase our Common Stock at a specified price which, except with respect to NQSOs intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), may not be less than fair market value on the date of grant, and usually will become exercisable, in the discretion of the administrator, in one or more installments after the grant date. The exercisability of the installments of a NQSO may be subject to the satisfaction of individual or company performance criteria established by the administrator. NQSOs may be granted for any term specified by the administrator.

              Incentive stock options ("ISOs"), are designed to comply with the provisions of Section 422 of the Code and are subject to certain restrictions contained in the Code. Among such restrictions, ISOs generally must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant, may only be granted to officers and employees, and must expire within ten years from the date of grant. In the case of an ISO granted to an individual who owns, or is deemed to own, at least 10% of the total combined voting power of all of our classes of stock, the 2007 Plan provides that the exercise price must be at least 110% of the fair market value of a share of our common stock on the date of grant and the ISO must expire within five years from the date of grant.

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

              Stock appreciation rights may be granted in connection with stock options or separately. SARs granted by the administrator in connection with stock options typically will provide for payments to the holder based upon increases in the price of our common stock over the exercise price of the related option, but alternatively may be based upon an exercise price determined by the administrator. Except as required by Section 162(m) of the Code with respect to any SAR intended to qualify as performance-based compensation, there are no restrictions specified in the 2007 Plan on the exercise prices of SARs, although restrictions may be imposed by the administrator in the SAR agreements. The administrator may elect to pay SARs in cash, our common stock, or a combination of both.

              Distribution equivalents represent the value of the distributions per share paid by us, calculated with reference to the number of shares covered by the stock options, SARs, or other awards held by the participant.

              Performance awards may be granted by the administrator to officers, employees, or consultants based upon, among other things, the achievement of performance goals. Generally, these awards will be based upon specific performance criteria and may be paid in cash or our common stock or a combination. Performance awards to officers, employees, and consultants may also include bonuses granted by the administrator, which may be payable in cash, our common stock, or a combination of both.

              Stock payments may be authorized by the administrator in the form of shares of our common stock or an option or other right to purchase our common stock as part of a deferred compensation arrangement in lieu of all or any part of cash compensation, including bonuses, that would otherwise be payable to the officer, employee, or consultant. Stock payments may be based on the achievement of performance goals.

              The administrator may designate officers and employees as Section 162(m) participants, whose compensation for a given fiscal year may be subject to the limit on deductible compensation imposed by Section 162(m) of the Code. The administrator may grant to Section 162(m) participants options, restricted stock, deferred stock, SARs, dividend equivalents, performance awards, cash bonuses, and stock payments that are paid, vest, or become exercisable upon the achievement of performance goals for our company, or any subsidiary, division, or operating unit of our company related to one or more of the following performance criteria net income; pre-tax income; operating income; cash flow; earnings per share; earnings before interest, taxes, depreciation and/or amortization; return on equity; return on invested capital or assets; cost reductions or savings; or appreciation in the market value of a share of our common stock.

    Stock Option Grants to Independent Directors:

              Each of our independent Directors has received an option for 5,000 shares of our common stock as of the date of their appointment and a similar option at each annual meeting of our stockholders thereafter ("Director Options"). Each person who thereafter was elected or appointed as an independent director has received a Director Option on the date such person was first elected as an independent director. The Director Options vested on the date of grant. On June 9, 2011, the Company granted 10,000 options, which vested immediately, to Mr. Joseph F. Barone, in connection with Mr. Barone's appointment to the Board of Directors on February 12, 2009.

    Restricted Stock Grants to Independent Directors:

              In 2010, the Board of Directors elected to grant shares of restricted stock to our independent Directors on an annual basis. Each of our independent Directors will receive shares of restricted stock as of the date of their appointment and a similar grant at each annual meeting of our stockholders thereafter with a fair market value of approximately $10,000. Each person who thereafter is elected or appointed as an independent director will receive restricted stock on the date such person is first elected as an independent director and on each annual meeting thereafter receive a similar grant with a fair market value of approximately $10,000. The shares of restricted stock will vest on the date of grant.

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

    Other Long-Term Compensation:

              We offer a variety of health and welfare programs to all eligible employees. The executives generally are eligible for the same benefit programs on the same basis as other employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, prescription, dental, and vision. We provide short-term disability coverage to every full time employee in New York, at no cost to the employee.

              We offer a 401(k) plan to all eligible employees, including executives. The 401(k) plan is funded by contributions of participating employees. We do not offer any matching contributions to the participants in this plan.

    Summary Compensation Table:

              The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the three years ended December 31, 2011:

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Jerome Cooper,	2011	$417,308	—	$100,016	—	$7,604	(1)(2)	$524,928
President, Chief Executive	2010	$483,079	—	—	—	$10,504	(1)(2)	$493,583
Officer and Director	2009	$500,000	—	—	—	$7,589	(1)(2)	$507,589
Stanley Brettschneider,	2011	$325,000	—	—	—	$21,683	(1)(2)(3)	$346,683
Officer of Subsidiaries	2010	$325,000	—	—	—	$11,652	(1)(2)(3)	$336,652
	2009	$481,984	—	—	—	$7,854	(1)(2)	$489,838
David J. Oplanich,	2011	$250,014	—	$50,008	—	$19,795	(1)(2)(3)	$319,817
Chief Financial Officer	2010	$250,014	$25,000	$50,000	—	$19,405	(1)(2)(3)	$344,419
	2009	$220,000	—	—	—	$3,504	(2)(3)	$223,504
Paul A. Cooper,	2011	$150,000	—	$150,024	—	$5,035	(1)(2)	$305,059
Executive Vice President	2010	$150,000	—	$150,000	—	$5,035	(1)(2)	$305,035
and Director	2009	$150,000	—	—	—	$5,004	(1)(2)	$155,004
Douglas A. Cooper,	2011	$150,000	—	$100,016	—	$5,035	(1)(2)	$255,051
Executive Vice President,	2010	$150,000	—	$100,000	—	$5,035	(1)(2)	$255,035
Treasurer, Secretary and	2009	$150,000	—	—	—	$5,004	(1)(2)	$155,004
Director

(1)
Consists of 401(K) contributions.

(2)
Includes life insurance premiums.

(3)
Includes monthly auto allowance.

(4)
These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the restricted stock grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

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

              The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2011:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Jerome Cooper, President, Chief Executive Officer and Director	3/18/11	13,160	$100,016
Paul A. Cooper, Executive Vice President and Director	3/18/11	19,740	$150,024
Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director	3/18/11	13,160	$100,016
David J. Oplanich, Chief Financial Officer	3/18/11	6,580	$50,008

    Outstanding Equity Awards

              The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2011:

Name	Number of Shares of Unit of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jerome Cooper	9,870	75,012	—	—
	—	—	—	—
Paul A. Cooper	14,805	112,518	—	—
	10,725	75,000	—	—
Douglas A. Cooper	9,870	75,012	—	—
	7,150	50,000	—	—
David J. Oplanich	4,935	37,506	—	—
	3,575	25,000	—	—

(1)
The Board of Directors approved options to certain named executive officers. The stockholders approved the 2007 Stock Incentive Plan on February 7, 2008.

(2)
The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

              The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers outstanding as of December 31, 2011:

Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable(3)	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price(1)	Option Expiration Date(2)
Jerome Cooper, President, Chief Executive Officer and Director	100,000	—	—	$11.14	June 2017
Paul A. Cooper, Executive Vice President and Director	50,000	—	—	$11.14	June 2017
Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director	50,000	—	—	$11.14	June 2017

(1)
Fair market value of shares on the date of grant.

(2)
10 years from the date of grant.

(3)
The options granted Messrs. J. Cooper, P. Cooper, D. Cooper became exercisable as to 33.3% of the underlying shares on June 11, 2008, 33.3% of the underlying shares became exercisable on June 11, 2009, and 33.3% of the underlying shares became exercisable on June 11, 2010.

Option Exercises and Stock Vested:

              No options were exercised by our named executive officers in 2011.

Pension Benefits:

              We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

              We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments Upon Termination or Change in Control:

              None.

Independent Director Compensation:

              The following table sets forth a summary of the compensation we paid to our independent directors in 2011:

Name	Fees Earned or Paid Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Barone	$39,000	$10,032	$9,300	—	—	—	$58,332
John J. Leahy	37,500	10,032	—	—	—	—	47,532
Donald M. Schaeffer	46,500	10,032	—	—	—	—	56,532
Harvey I. Schneider	38,000	10,032	—	—	—	—	48,032

(1)
Refer to Note 10 for further discussion regarding stockholders' equity.

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

  •
  Meeting Fees.  Our independent Directors receive $500 for each Board meeting and each committee meeting attended in person or by telephone. In July 2011, the Board of Directors formed a special committee comprised of the independent Directors of the Board. The Directors of the special committee receive a $3,000 per month fee and the chairman of the special committee receives a $4,000 per month fee.

  •
  Equity Compensation.  Upon their initial election and annually on the date of the Annual Meeting of the Company's stockholders, each independent director receives $10,000 in shares of restricted stock at fair market value on the date of grant.

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

              We will indemnify our present and former Directors and officers, among others, against judgments, penalties, fines, settlements, and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities. However, we shall not indemnify for an adverse judgment in a suit by or in the right of the corporation or for a judgment of liability on the basis that personal benefit was improperly received, unless in either case a court orders indemnification and then only for expenses.

              Our charter provides that none of our Directors or officers will be liable to our company or our stockholders for money damages and that we will indemnify and pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to our Directors, our officers, their affiliates and any individual who, while our director or officer at our request, served as a director, trustee, partner, or officer of another corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise for losses they may incur by reason of their service in those capacities; provided, however, we will not indemnify or hold harmless our Directors and officers unless all of the following conditions are met:

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

  •
  negligence or misconduct by our officers or Directors (other than the independent Directors); or

  •
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              The following table sets forth, as of March 15, 2012, information regarding the beneficial ownership of the Company's common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company's Common Stock, (2) each of the Company's directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 31, 2012.

Name and Address of Beneficial Owner	Amounts and Nature of Beneficial Ownership	Percentage of Class(8)
Jerome Cooper(1)	287,884	2.12%
Paul A. Cooper(2)	103,190	*
Douglas A. Cooper(3)	77,460	*
David J. Oplanich(4)	17,730	*
Joseph F. Barone(5) (7)	107,502	*
John J. Leahy(5) (6)	19,110	*
Donald M. Schaeffer(5) (6)	19,110	*
Harvey I. Schneider (5) (7)	14,110	*
All Executive Officers and Directors as a Group	646,096	4.76%

*
Represents less than 1.0% of our outstanding common stock.

(1)
Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 13,160 restricted share granted under the 2007 Plan.

(2)
Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 53,190 restricted shares granted under the 2007 Plan.

(3)
Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 27,460 restricted shares under the 2007 Plan.

(4)
Includes 13,730 restricted shares granted under the 2007 Plan.

(5)
Includes 4,110 shares of restricted shares granted under the 2007 Plan.

(6)
Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.

(7)
Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan.

(8)
Based on 13,587,051 shares outstanding as of March 15, 2012.

              As of March 15, 2012, we have approximately 440 stockholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

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

Paul A. Cooper

              Paul A. Cooper is an officer and director of the Company In April, 2005, Lighthouse 444 Limited Partnership ("Lighthouse"), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner, entered into a lease agreement with the Company for office and storage space for a term of five years. In January 2010, the Company executed an extension option under the lease agreement with Lighthouse. The executed extension option includes approximately 6,712 square feet of office space for a term of five years expiring August 31, 2015 at an annual rent of approximately $219,000.

              Lighthouse Real Estate Advisors, LLC ("LREA"), and Lighthouse Real Estate Management, LLC ("LREM"), affiliates of Lighthouse, of which Paul A. Cooper is a member, received leasing commissions between 2003 and 2006 in the aggregate amount of approximately $3.8 million for the leasing of the four bus depots to New York City and the property occupied by Avis Rent-A-Car System, Inc.

Douglas A. Cooper

              Douglas A. Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), and has acted as counsel to the Company since 1998. Fees paid by the Company to RMF for the years ended December 31, 2011, 2010, and 2009 were $554,638, $268,295, and $699,618, respectively, representing fees and expenses for litigation with New York City and others, the divestiture, preparation of all documentation related to the Reorganization, and general corporate matters.

Stanley Brettschneider

              Stanley Brettschneider is an officer of the Company's taxable REIT subsidiaries and is related by marriage to certain of our directors and officers. Additionally, he is the father of the majority owner of Varsity Bus Co., Inc. ("Varsity Bus") a tenant at one of the Company's rental properties. Varsity Bus had entered into a lease agreement with terminated in 2009 and was subject to four 5 year options to extend the term of the lease. In December 2009, Varsity Bus executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and will be subject to increase in accordance with the lease agreement for the remaining four years. Varsity Bus also utilizes some of the Company's computer systems for a monthly fee. In addition, Mr. Brettschneider is a compensated employee of Varsity Bus.

Policy Concerning Related Party Transactions:

              In February 2009, our Board adopted a formal written policy (the "Policy") concerning the identification, review and approval of Related Party Transactions (as such term is defined in the Policy).

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

    Review and Approval of Related Party Transactions:

              At each of its meetings, the Board will be provided with the details of each new, existing, or proposed Related Party Transaction, including the terms of the transaction, the business purpose of the transaction, and the effects on the Company and the relevant Related Party. In determining whether to approve a Related Party Transaction, the Board will consider, among other factors, the following factors to the extent relevant to the Related Party Transaction:

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

              On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2011 Annual Report.

              The following table presents aggregate fees billed for each of the years ended December 31, 2011 and 2010 for professional services rendered by BDO USA, LLP in the following categories:

	Year Ended December 31,
	2011	2010
Audit fees	$357,500	$235,000
Audit-Related Fees	20,505	17,700
Tax Fees	9,500	600
Other Fees	2,280	3,150

Total	$389,785	$256,450

              Audit fees.    These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by BDO USA, LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

              Audit-related fees.    These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

              Tax fees.    These are fees for all professional services performed by professional staff in BDO USA, LLP's tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.

              All other fees.    These are fees for any services not included in the above-described categories, including assistance with internal audit plans, risk assessments, and other regulatory filings.

              The Audit Committee pre-approves all anticipated annual audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such permissible services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. All "Audit Fees," "Audit-Related Fees," and "Tax Fees" set forth above were pre-approved by the Audit Committee. In accordance with Section 10A(i) of the Exchange Act, before BDO USA, LLP was engaged by us to render audit or non-audit services, the engagement was approved by our Audit Committee.

PART IV

ITEM 15.    EXHIBITS

Exhibit Number	Exhibit
2.1	Merger Agreement and Plan of Merger (Incorporated by reference to Registration Statement No. 333-136110)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.1(a)	Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
3.2(a)	Bylaws of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.2(b)	Amendment to Bylaws of the Registrant (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Registration Statement No. 333-136110)
10.1	Form of 2007 Incentive Award Plan (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)
10.2	Form of Stockholder Rights Agreement (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.3	Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Registration Statement No. 333-136110)
10.4	Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.5	Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.6	Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.7	Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24th Avenue East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.8	Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.9	Lease by and between GTJ Co., Inc., Landlord and Varsity Bus Co., Inc., Tenant: Premises 626 Wortman Avenue, Brooklyn, New York and Cozine Avenue, Brooklyn, New York dated September 1, 2003. (Incorporated by reference to Registration Statement No. 333-136110)
10.10	Agreement between Transit Facility Management Corporation and NYC Transit dated August 7, 2001. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.11	Agreement between ShelterClean, Inc. and the City of Phoenix dated April 15, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.12	Agreement between CEMUSA, Inc. and Shelter Express Corp. dated June 26, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.13	ING Loan Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)

Exhibit Number	Exhibit
10.14	ING Form of Pledge Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.15	ING Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.16	ING Libor Cap Security Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.17	ING Mortgage Notes (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.18	ING Mortgages (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.19	ING Assignment of Leases and Rents (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.20	Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to the Registrant's report on Form 8-K filed February 5, 2008)
10.21	Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.22	Agreement of Lease dated April , 2005 between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.23	Space Substitution Agreement dated November , 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.24	Fixed Rate Term Loan Agreement dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.25	Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.26	Promissory Notes payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.27	Assignment of Leases and Rents dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.28	Carveout Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.29	Environmental Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.30	Credit Agreement, dated August 26, 2011, by and between the Company and Manufacturers Trust Company ("M&T"). (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)

Exhibit Number	Exhibit
10.31	Standard LIBOR Grid Note, dated August 26, 2011, by and between the Company and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.32	Continuing Guaranty, dated August 26, 2011, by and between Farm Springs Road, LLC ("Farm Springs Road") and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.33	Open-End Mortgage, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.34	General Assignment of Rents, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.35	Environmental Compliance and Indemnification Agreement, dated August 26, 2011, by and between the Company and Farm Springs Road. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.36	Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., Metroclean Express Corp. and GTJ REIT, Inc. (Incorporated by reference to Registrant's report on Form 8-K/A filed on February 1, 2012)
10.37	Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., ShelterClean, Inc. and GTJ REIT, Inc. (Incorporated by reference to Registrant's report on Form 8-K/A filed on February 1, 2012)
10.38	Bill of Sale, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (filed herewith)
10.39	Assignment and Assumption Agreement, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (filed herewith)
21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
32.1	Certification of Chief Executive Officer, filed herewith
32.2	Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

 SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.
Dated: March 30, 2012	By:	/s/ JEROME COOPER Jerome Cooper Chief Executive Officer
	By:	/s/ DAVID J. OPLANICH David J. Oplanich Chief Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEROME COOPER Jerome Cooper	Chief Executive Officer and Director	March 30, 2012
/s/ PAUL A. COOPER Paul A. Cooper	Executive Vice President and Director	March 30, 2012
/s/ DOUGLAS A. COOPER Douglas A. Cooper	Executive Vice President and Director	March 30, 2012
/s/ JOSEPH F. BARONE Joseph F. Barone	Director	March 30, 2012
/s/ JOHN J. LEAHY John J. Leahy	Director	March 30, 2012
/s/ DONALD M. SCHAEFFER Donald M. Schaeffer	Director	March 30, 2012
/s/ HARVEY I. SCHNEIDER Harvey I. Schneider	Director	March 30, 2012