Form 10-Q
period 2012-03-31
GTJ REIT, Inc.
filed 2012-05-15
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,587,051 shares of common stock as of May 9, 2012.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,874	24,874
	113,458	113,458
Less: accumulated depreciation and amortization	(10,433)	(10,194)
Net real estate held for investment	103,025	103,264
Cash and cash equivalents	4,556	7,159
Available-for-sale securities	2,388	2,350
Restricted cash	628	627
Accounts receivable, net	273	295
Other assets	8,188	7,585
Deferred charges, net	3,081	3,186
Assets of discontinued operations	4,850	6,673
Intangible assets, net	273	478
Machinery and equipment, net	1,208	1,274
Total assets	$128,470	$132,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$45,500	$45,500
Accounts payable and accrued expenses	18	32
Unpaid losses and loss-adjustment expenses	1,853	1,909
Liabilities of discontinued operations	722	1,602
Other liabilities, net	2,646	2,403
Total liabilities	50,739	51,446
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,587,051 and 13,587,051 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	137,889	137,845
Cumulative distributions in excess of net income	(60,511)	(56,710)
Accumulated other comprehensive income	352	309
Total stockholders’ equity	77,731	81,445
Total liabilities and stockholders’ equity	$128,470	$132,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

For the Three Months Ended March 31, 2012 and 2011

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, March 31,
	2012	2011
Revenues:
Property rentals	$3,448	$3,262
Tenant reimbursements	102	114
Other revenue	10	147
Total revenues	3,560	3,523
Operating expenses:
General and administrative expenses	2,658	1,601
Property operating expenses	226	173
Depreciation and amortization expense	338	317
Total operating expenses	3,222	2,091
Operating income	338	1,432
Other income (expense):
Interest income	14	25
Interest expense	(652)	(628)
Change in insurance reserves	77	(43)
Other	5	6
Total other income (expense):	(556)	(640)
(Loss) income from continuing operations before income taxes	(218)	792
Benefit from income taxes	—	23
(Loss) income from continuing operations, net of income taxes	(218)	815
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(730)	(182)
Net (loss) income	$(948)	$633
Income per common share - basic and diluted:
(Loss) income from continuing operations	$(0.02)	$0.06
Loss from discontinued operations	$(0.05)	$(0.01)
Net (loss) income	$(0.07)	$0.05
Weighted-average common shares outstanding — basic and diluted	13,587,051	13,529,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2012 and 2011

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2012	2011
Net (loss) income:	$(948)	$633
Other comprehensive income (loss):
Available-for-sale securities:
Change in net unrealized gains (losses)	43	(5)
Comprehensive (loss) income:	$(905)	$628

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional-	Cumulative Distributions	Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-In- Capital	in Excess of Net Income	Comprehensive Income	Stockholders’ Equity
Balance at December 31, 2011	—	$—	13,587,051	$1	$137,845	$(56,710)	$309	$81,445

Distributions - common stock, $0.21 per share	—	—	—	—	—	(2,853)	—	(2,853)

Stock-based compensation	—	—	—	—	44	—	—	44

Issuance of restricted shares			—	—	—	—	—	—

Comprehensive income:

Net loss	—	—	—	—	—	(948)	—	(948)

Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	43	43

Total comprehensive loss	—	—	—	—	—	—	—	(905)
Balance at March 31, 2012	—	$—	13,587,051	$1	$137,889	$(60,511)	$352	$77,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(948)	$633
Loss from discontinued operations	730	182
(Loss) income from continuing operations	(218)	815
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Stock-based compensation	44	26
Changes in insurance reserves	(56)	(37)
Depreciation and amortization	278	271
Amortization of deferred financing costs	51	26
Amortization of deferred charges	60	57
Amortization of intangible assets	205	205
Changes in operating assets and liabilities:
Accounts receivable	22	17
Other assets	(603)	(462)
Deferred charges	(6)	(16)
Accounts payable and other liabilities	229	(4)
Net cash provided by operating activities	6	898
Cash flow from investing activities:
Purchases of machinery and equipment	28	(17)
Purchase of investment securities	(360)	(10)
Proceeds from sale of investment securities	365	287
Restricted cash	(1)	38
Net cash provided by investing activities	32	298
Cash Flow from financing activities:
Dividends paid	(2,853)	(2,435)
Net cash used in financing activities	(2,853)	(2,435)
Cash flow provided by discontinued operations:
Operating activities	212	254
Net decrease in cash and cash equivalents	(2,603)	(985)
Cash and cash equivalents at the beginning of period	7,159	10,715
Cash and cash equivalents at the end of period	$4,556	$9,731
Supplemental cash flow information:
Cash paid for interest	$574	$574
Cash paid for taxes	$10	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

At March 31, 2012, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

Reorganization

On July 24, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Triboro Coach Corp., a New York corporation (“Triboro”); Jamaica Central Railways, Inc., a New York corporation (“Jamaica”); Green Bus Lines, Inc., a New York corporation (“Green” and together with Triboro and Jamaica, collectively referred to as the “Bus Companies” and each referred to as a “Bus Company”); Triboro Acquisition, Inc., a New York corporation (“Triboro Acquisition”); Jamaica Acquisition, Inc., a New York corporation (“Jamaica Acquisition”); and Green Acquisition, Inc., a New York corporation (“Green Acquisition,” and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the “Acquisition Subsidiaries” and each referred to as an “Acquisition Subsidiary”). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization (“Reorganization”) of the ownership of the Bus Companies into the Company with the surviving entities of the merger of the Bus Companies with the Acquisition Subsidiaries becoming wholly-owned subsidiaries of the Company and the former shareholders of the Bus Companies becoming stockholders in the Company. Under the Reorganization approximately 10,000,000 shares of the Company’s common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in exchange for their shares in the Bus Companies.

The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (all on a triple net basis), four of which are leased to the City of New York, one of which is leased to a commercial tenant, and one of which a portion is leased to a commercial tenant and the remainder is leased to various tenants. There was an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and the discontinued paratransit business, which was acquired as part of the Reorganization.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION (Continued):

As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies’ historical undistributed earnings and profits, calculated to be an estimated $62.1 million (see Note 10). The Company agreed to distribute up to $20.0 million in cash, and 3,775,400 shares of the Company’s common stock, valued at $11.14 per share solely for purposes of the distribution. The Reorganization was accounted for under the purchase method of accounting as required by Accounting Standards Codification (“ASC”) 805.

Each stockholder elected to receive cash or stock, or a combination of both. The Company distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.1 million is included in other liabilities in the condensed consolidated balance sheet at March 31, 2012.

On July 25, 2011, the Board of Directors (the “Board”) voted to divest substantially all of the Company’s taxable REIT subsidiaries. Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. Following the divestiture, the Company’s plan is to continue focusing on the growth and expansion of its real estate operations.

On December 27, 2011, MetroClean Express Corp. (“MetroClean”) and Shelter Clean Inc. (“ShelterClean”) each entered into an asset purchase agreement with Triangle Services, Inc. (the “Purchaser”) for the sale of substantially all of the assets and business of MetroClean and Shelter Clean to the Purchaser.  On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

On November 15, 2011, in accordance with the lease term, Shelter Parking Brevard gave notice to the landlord of the intention to terminate the parking garage lease early, and on February 1, 2012, the Company exited the parking business.

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading.

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and partnerships or other joint ventures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The  preparation  of   the  Company’s   condensed   consolidated  financial   statements  in  conformity  with  GAAP  requires

management  to make  estimates, judgments,  and assumptions  that affect  the reported  amounts  of assets  and  liabilities, and related

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these condensed consolidated financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include those related to uncollectible receivables, the useful lives of long lived assets including property and equipment and intangible assets, impairment of assets, income taxes, contingencies, environmental matters, insurance liabilities, and stock-based compensation.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Real Estate Investments:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations, and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset, are charged to operations as incurred.

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

March 31, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

Asset Impairment:

The Company applies the guidance in ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There were no indicators of impairment at March 31, 2012.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of the Company’s assessment, the Company recorded an additional impairment allowance of approximately $0.1 million against notes receivable as of March 31, 2012.

Reportable Segments:

As of March 31, 2012, the Company primarily operated in two reportable segments: (i) Real Estate Operations and (ii) Other Operations.

•                  Real Estate Operations rent Company owned real estate located in New York and Connecticut.

•                  Other Operations provide various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company (“MTABC”) for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots and (ii) insurance operations which assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Both segment’s operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

As of July 25, 2011, the Company determined to divest itself of its outdoor maintenance, shelter cleaning, and electrical contracting businesses. Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. These operations are presented as discontinued operations in the consolidated statements of income.

Revenue Recognition—Real Estate Operations:

The  Company recognizes  revenue  in  accordance with  ASC  840-20-25, which requires  that  revenue  be recognized  on  a

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the three months ended March 31, 2012, four tenants constituted approximately 62%, 15%, 12%, and 9% of rental revenue, and two tenants each constituted approximately 1% of rental revenue. For the three months ended March 31, 2011, five tenants constituted approximately 60%, 17%, 16%, 6%, and 1% of rental revenue.

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $7.5 million and $7.4 million at March 31, 2012 and December 31, 2011, respectively (see Note 4).

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period that the related expenses are incurred.

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the condensed consolidated statements of income (see Note 7 for further discussion regarding discontinued operations).

Earnings Per Share Information:

In accordance with ASC 260-10-45, the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings per share and stock option awards were excluded from the computation of diluted earnings per share because the option awards would have been antidilutive for the periods presented.

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations (Note 7) in accordance with ASC 205-20-55 for the three months ended March 31, 2012 and 2011.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents funds held by the insurance carrier for the purpose of the payment of insured losses.  At March 31, 2012 and December 31, 2011, the Company had restricted cash in the amount of $0.6 million.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Level 3—Valuations based on unobservable inputs reflecting management’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2012 and December 31, 2011, the Company has determined that no liabilities are required in connection with unrecognized tax positions.

Comprehensive Income (Loss):

The Company follows the provisions of ASC 220-10-45, which sets forth rules for the reporting and display of comprehensive income (loss) and its components. ASC 220-10-45 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in accumulated other comprehensive income (loss), net of taxes and as a component of stockholders’ equity.

Environmental Matters:

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction, and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 6 and 13).

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

As of March 31, 2012, the Company has one investment which was made to a VIE with an aggregate carrying amount of $1.3 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s condensed consolidated financial statements. The Company accounts for this investment under the equity method of accounting.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described in Note 10. The Company accounts for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

3.              AVAILABLE-FOR-SALE SECURITIES (Continued):

The following is a summary of available-for-sale securities at March 31, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities
March 31, 2012	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$—	$—	$284	$284
Money market fund	1,058	1,058	—	1,058
U.S. Treasury/U.S. Government debt securities	1,348	1,003	43	1,046
Total available-for-sale securities	$2,406	$2,061	$327	$2,388

	Available-for-Sale Securities
December 31, 2011	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$—	$—	$237	$237
Money market fund	714	714	—	714
U.S. Treasury/U.S. Government debt securities	1,363	1,351	48	1,399
Total available-for-sale securities	$2,077	$2,065	$285	$2,350

Accumulated other comprehensive income for the three months ended March 31, 2012 and year ended December 31, 2011 includes net unrealized holding gains (losses) of approximately $43,000 and ($109,000), respectively. No amounts were reclassified from other comprehensive income to income for the three months ended March 31, 2012, or for the year ended December 31, 2011.

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of March 31, 2012:

	Amortized Cost	Estimated Fair Value
Due in:
2012	$135	$135
2013 — 2017	759	797
2018 — 2022	10	10
2023 and later	99	104
Total	$1,003	$1,046

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

4.              OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Prepaid expenses	$428	$155
Prepaid and refundable income taxes	29	14
Rental income in excess of amount billed	7,528	7,373
Notes receivable	67	—
Security deposits	30	30
Other assets	106	13
	$8,188	$7,585

5.              UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

The liability for losses and loss-adjustment expenses in connection with certain previous insurance claims is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011

Reported claims	$1,588	$1,712
Provision for incurred but not reported claims	265	197
	$1,853	$1,909

Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $1.9 million at March 31, 2012 and December 31, 2011. Effective November 3, 2011, losses originating from the 1999 to 2001 years were commuted back to AAIC for an amount totaling $200,015. In connection with the transfer to a liquidating trust, an actuarial study was completed by the insurance carrier, which estimated that at December 31, 2011, the total outstanding losses are approximately $1.2 million. In their analysis, the insurance carrier used industry based data which may or may not be representative of the Company’s ultimate liabilities. In addition, the provision includes $0.8 million for outstanding losses which was not a part of the actuarial study.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

6.              OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Accrued dividends	$1,087	$1,087
Accrued earnings and profits distribution	99	99
Accrued professional fees	367	97
Accrued vacation	38	30
Accrued environmental costs	146	189
Accrued income taxes	12	31
Deposit liability	320	301
Prepaid rent	209	209
Other	368	360
	$2,646	$2,403

7.              DISCONTINUED OPERATIONS:

On July 25, 2011, the Board of Directors (the “Board”) voted to divest substantially all of the Company’s taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, and electrical contracting bussinesses). Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. Following the divestiture, the Company’s plan is to continue focusing on the growth and expansion of its real estate operations. The assets and liabilities associated with the Outdoor Maintenance businesses have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Outdoor Maintenance businesses for all periods presented are classified as “(Loss) income from discontinued operations, net of taxes.”

The following table sets forth the detail of the Company’s loss from discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Revenues from discontinued operations	$1,895	$4,509
Loss from discontinued operations, net of income taxes	$(730)	$(182)

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

7.              DISCONTINUED OPERATIONS (Continued):

The carrying amounts of the major classes of assets and liabilities of the Outdoor Maintenance businesses included in discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Assets:
Cash	$104	$63
Accounts receivable, net	2,400	2,666
Machinery and equipment, net	77	93
Other assets, net	2,269	3,851
	$4,850	$6,673
Liabilities:
Accounts payable and accrued expenses	75	467
Unpaid losses and loss-adjustment expenses	15	25
Other liabilities, net	632	1,110
	$722	$1,602

The following tables present the uncompleted contracts in progress (in thousands):

	March 31, 2012	December 31, 2011
Costs on contracts in progress	$3,993	$3,079
Estimated earnings	213	146
	4,206	3,225
Less: billings to date	(2,967)	(2,351)
	$1,239	$874

The excess of billings over revenues earned to date and revenues earned to date over billings are included in assets of discontinued operations, respectively, on the accompanying condensed consolidated balance sheets as of (in thousands):

	March 31, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,239	$874
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
	$1,239	$874

8.              MORTGAGE NOTE PAYABLE:

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan  was  evidenced  by  certain  promissory  notes,  executed simultaneously  therewith,  payable  to

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

8.              MORTGAGE NOTE PAYABLE (Continued):

the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full the Company’s obligations under the Company’s previous ING Loan Agreement.

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

As part of the Credit agreement, we are obligated to comply with certain financial covenants. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of the net worth requirement for the three months ended March 31, 2012. The Company is required to maintain net worth of greater than or equal to $80.0 million measured quarterly and for the trailing four quarters. While the Company’s net worth has been greater than $80.0 million for the trailing four quarters, it was $77.7 million for the quarter ended March 31, 2012. The Company has obtained a waiver for non-compliance with this covenant for March 31, 2012 from M&T and permanently amended this covenant calculation to $75.0 million.

10.              STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings   and   profits   distribution   of   which   a   total   of   13,472,281  shares  has  been  issued  by  the  Company.   On   June 17,

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

10.              STOCKHOLDERS’ EQUITY (Continued):

2010, and June 9, 2011, the Company issued 56,850, and 57,920, restricted shares of common stock, respectively, under its stock incentive plan. As of March 31, 2012, a total of 13,587,051 shares have been issued by the Company (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of March 31, 2012.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2012 through March 31, 2012:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 23, 2012	December 31, 2011	January 31, 2012	February 15, 2012	$0.13	(1)
March 26, 2012	March 31, 2012	March 31, 2012	April 15, 2012	$0.08

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of March 31, 2012, the Company had 620,230 shares available for future issuance of awards under the Plan.

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

On June 9, 2011, the Company granted 10,000 options to Mr. Joseph F. Barone, a member of the Company’s Board of Directors and Chairman of the Compensation Committee. These options, which vested immediately, were granted in connection with Mr. Barone’s appointment to the Board of Directors on February 12, 2009.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

10.              STOCKHOLDERS’ EQUITY (Continued):

The fair value these options granted is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on June 9, 2011 was $0.93 per share. The following assumptions were used for the options granted:

Risk free interest rate:	4.00%
Expected dividend yield:	5.20%
Expected life of option in years:	10.00
Expected volatility: (1)	30.00%

The following table presents the activity of options outstanding under the Plan for the three months ended March 31, 2012:

Options	Number of Options		Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	265,000	(a)	$11.14	$1.86
Granted	—		—	—
Exercised	—		—	—
Forfeited /Expired	—		—	—
Outstanding at March 31, 2012 (2)	265,000		$11.14	$1.86
Options vested and exercisable at March 31, 2012	265,000		$11.14	$1.86

(a)         Of these outstanding and exercisable options, 255,000 options have a remaining contractual life of approximately 5.8 years and the remaining 10,000 options have a remaining contractual life of approximately 9.2 years.

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

(2)               The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2012 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of March 31, 2012.

For the three months ended March 31, 2012 and 2011, the Company recognized $0 and $10,000, respectively, related to the stock option grants awarded under the Plan.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives vested on the grant date, one fourth vested on January 1, 2011, one fourth vested on January 1, 2012, and the remaining fourth will vest on January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three months ended March 31, 2012 and 2011 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $6,000 and $16,000, respectively.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

10.              STOCKHOLDERS’ EQUITY (Continued):

On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000, under the Plan. A total of 5,280 of these shares, with a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 52,640 shares, with a value of approximately $400,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 52,640 shares granted to each of the executives vested on the grant date, one fourth vested on March 18, 2012, and one fourth will vest each year on the following dates: March 18, 2013, and March 18, 2014. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three months ended March 31, 2012 and 2011, stock compensation expense relating to the restricted stock granted on March 18, 2011, was approximately $38,000 and $0, respectively.  As of March 31, 2012, there was approximately $128,000 of unamortized stock compensation related to restricted stock.

Special Distribution of Earnings and Profits

On August 20, 2007, the Board of Directors of the Company declared a one time special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per share of common stock, payable in $20,000,000 of cash and 3,775,400 of the Company’s common stock. As of March 31, 2012, cash of approximately $19.9 million and 3,775,400 shares of the Company’s common stock have been distributed. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2012.

11.              EARNINGS PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in the Company’s condensed consolidated statements of income.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
(Loss) income from continuing operations	$(218)	$815
Loss from discontinued operations	730	182
Net (loss) income	$(948)	$633

Denominator:
Weighted average common shares outstanding - basic and diluted	13,587,051	13,529,131

Basic and Diluted Per Share Information:
Net (loss) income per share - basic and diluted	$(0.07)	$0.05

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

12.              RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three months ended March 31, 2012 and 2011, were $408,000 and $71,000, respectively.

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

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity Bus”) a tenant at one of the Company’s rental properties. Varsity Bus had entered into a lease agreement which terminated in 2009 and was subject to four 5 year options to extend the term of the lease. In December 2009, Varsity Bus executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and will be subject to increase in accordance with the lease agreement for the remaining four years. Varsity Bus also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is also a compensated employee of Varsity Bus. On April 11, 2012, the Company determined that Mr. Brettschneider’s employment as Vice President of the Company’s taxable REIT subsidiaries will terminate effective July 31, 2012.

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

As of March 31, 2012, and December 31, 2011, included in other liabilities in the accompanying condensed consolidated balance sheets (Note 6) is the estimated liability for remediation costs of approximately $0.1 million and $0.2 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state, or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

13.              COMMITMENTS AND CONTINGENCIES (Continued):

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At March 31, 2012 and December 31, 2011, the Company’s insurance operations were not in compliance with the minimum net worth requirements.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time the Company informed CIMA of the intention to transfer the insurance balances into a New York based liquidating trust and dissolve the Company’s Cayman Islands based insurance operations once the transfer is complete. As of March 31, 2012, the Company is in the process of transferring the insurance balances into a liquidating trust.

Divestiture:

In connection with the completion of the divestiture of the Company’s taxable REIT subsidiaries, the Company may be subject to certain liabilities including union wages and severance. On January 27, 2012, the Company received a notice from Local Union No. 3’s counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. The Company was not in agreement with the assertion of severance or the amount of the liability.  The Company has elected to proceed with arbitration to settle the claim. An arbitration hearing has been scheduled for May 2, 2012. On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture.  The Company is aggressively defending its position and has retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

14.              INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures:

The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on this investment as part of discontinued operations on the condensed consolidated statements of income.

In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

For the three months ended March 31, 2012 and 2011, the Company recorded its share of income and losses of approximately $16,000 and ($39,000), respectively, for the equity investment. During the three months ended March 31, 2012, the Company also recognized $21,750 in management fees and approximately $2,600 in interest on its working capital advances. As of March 31, 2012 and December 31, 2011, the Company has a receivable of approximately $1.3 million and $1.1 million, respectively, related to working capital advances to fund construction projects, which is included on the condensed consolidated balance sheets.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

14.              INVESTMENT IN EQUITY AFFILIATES (Continued):

As of March 31, 2012, the Company has one investment in a VIE entity with an aggregate carrying amount of $1.3 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

15.              FAIR VALUE:

Fair Value of Financial Instruments:

ASC 825-10-50 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. ASC 825-10-65 requires the Company to disclose in the notes of its interim financial statements, as well as its annual financial statements. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825-10-50.

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$4,556	$4,556	$7,159	$7,159
Available-for-sale securities	2,388	2,388	2,350	2,350
Restricted cash	628	628	627	627
Accounts receivable, net	273	273	295	295
Financial liabilities:
Mortgage note payable	$45,500	$48,384	$45,500	$49,137

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

March 31, 2012

(Unaudited)

15.              FAIR VALUE (Continued):

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2012.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$2,388	$2,388	$2,388	$—	$—

Available-for-sale securities:  Fair values are based on current market quotes received from financial sources that trade such securities.

16.              SEGMENTS:

Segment Information:

In accordance with ASC 280-10, the Company has established that its reportable segments are Real Estate Operations and Other Operations as of March 31, 2012. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the Outside Maintenance, Parking, and Paratransit businesses, the operating results of these businesses are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

16.              SEGMENTS (Continued):

The Company primarily operates in two reportable segments: (i) Real Estate Operations and (ii) Other Operations.

Real Estate Operations rent Company owned real estate located in New York and Connecticut.

Other Operations provide various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company (“MTABC”) for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots and (ii) insurance operations which assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Both segment’s operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

The summarized segment information (excluding discontinued operations), as of and for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

Three Months Ended March 31, 2012

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,550	$10	$—	$3,560
Operating expenses	2,352	870	—	3,222
Operating income (loss)	1,198	(860)	—	338
Other income (expense)	(603)	47	—	(556)
Income (loss) from continuing operations before income taxes	595	(813)	—	(218)
Provision for income taxes	—	—	—	—
Income (loss) from continuing operations	$595	$(813)	$—	$(218)
Capital expenditures	$—	$—	$—	$—
Depreciation and amortization	$317	$21	$—	$338
Total assets (1)	$169,802	$5,830	$(47,162)	$123,620

(1) Does not include assets of the discontinued operations totaling $4,850.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

16.              SEGMENTS (Continued):

Three Months Ended March 31, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,376	$147	$—	$3,523
Operating expenses	1,139	1,027	(75)	2,091
Operating income (loss)	2,237	(880)	75	1,432
Other income (expense)	(601)	36	(75)	(640)
Income (loss) from continuing operations before income taxes	1,636	(844)	—	792
Benefit from income taxes	—	23	—	23
Income (loss) from continuing operations	$1,636	$(821)	$—	$815
Capital expenditures	$—	$—	$—	$—
Depreciation and amortization	$296	$21	$—	$317
Total assets (2)	$171,946	$1,556	$(43,548)	$129,954

(2) Does not include assets of the discontinued operations totaling $9,108.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Report on Form 10-K for the year ended December 31, 2011 as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. Past performance is no guarantee of future results. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

Executive Summary:

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership, and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder is leased to various tenants. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we owned a group of outdoor maintenance businesses, and electrical contracting business, and a parking business, which are presented as part of discontinued operations on our statement of (loss) income. On December 27, 2011, we entered into an asset purchase agreement to sell the assets and business of the outdoor maintenance businesses and on January 12, 2012, the sale was completed.  On February 1, 2012, we exited the parking business.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2012, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the condensed consolidated statements of income (see Note 7 for further discussion regarding discontinued operations).

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

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during   expected   lease-up   periods,   current   market   conditions,   and    costs   to   execute    similar   leases.    The   value   of   in-

place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible asset is expensed.

Asset Impairment:

We apply the provisions of ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There were no indicators of impairment at March 31, 2012.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. We make our estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of the Company’s assessment, the Company recorded an additional impairment allowance of approximately $0.1 million against notes receivable as of March 31, 2012.

Discontinued Operations:

The condensed consolidated financial statements present the operations of our Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Parking Operations as discontinued operations (Note 7) in accordance with ASC 205-20-55 for the three months ended March 31, 2012 and 2011.

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

Investment in Equity Affiliates:

We invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. We record our share of the net income and losses from the underlying properties and any other-than-temporary impairment on this investment as part of discontinued operations on the condensed consolidated statements of income.

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

As of March 31, 2012, we have one investment which was made to a VIE entity with an aggregate carrying amount of $1.3 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

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

Results of Operations:

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,448	$3,262	$186	6%
Tenant reimbursements	102	114	(12)	(11)%
Other revenue	10	147	(137)	(93)%
Total revenues	3,560	3,523	37	1%
Operating expenses:
General and administrative expenses	2,658	1,601	1,057	66%
Property operating expenses	226	173	53	31%
Depreciation and amortization expense	338	317	21	7%
Total operating expenses	3,222	2,091	1,131	54%
Operating income	338	1,432	(1,094)	(76)%
Other income (expense):
Interest income	14	25	(11)	(44)%
Interest expense	(652)	(628)	(24)	4%
Change in insurance reserves	77	(43)	120	(279)%
Other	5	6	(1)	(17)
Total other income (expense):	(556)	(640)	84	(13)%
(Loss) income from continuing operations before income taxes	(218)	792	(1,010)	(128)%
Benefit from income taxes	—	23	(23)	(100)%
(Loss) income from continuing operations, net of taxes	(218)	815	(1,033)	(127)%
Discontinued Operations:
Loss from discontinued operations, net of taxes	(730)	(182)	(548)	301%
Net (loss) income	$(948)	$633	$(1,581)	(250)%

nm — not meaningful

Property Rental Revenues

Property rental revenue increased $0.2 million, or 6%, to $3.5 million for the three months ended March 31, 2012 from $3.3 million for the three months ended March 31, 2011. This increase is primarily attributable to new tenants with leases that began in the second quarter of 2011.

Other Revenue

Other revenue decreased $137,000, or (93%), to $10,000 for the three months ended March 31, 2012 from $147,000 for the three months ended March 31, 2011. This decrease is primarily attributable to the decrease in revenue from the MTABC contract which terminated in June 2011.

Operating Expenses

Operating expenses increased $1.1 million, or 54%, to $3.2 million for the three months ended March 31, 2012 from $2.1 million  for   the  three   months  ended   March  31,  2011.   This  increase   is  primarily   attributable   to   consulting   and  legal  fees

relating to the divestiture of our taxable REIT subsidiaries and other special projects, an increase in stock compensation expense associated with the grant of restricted shares and options in 2011, and the accrual of severance related to the divestiture.

Other Income (Expense)

Other income (expense) decreased $0.1 million or (13%), to ($0.5) million for the three months ended March 31, 2012 from ($0.6) million for the three months ended March 31, 2011. This decrease was primarily due to the change in insurance reserves as a result of claims settled in 2012.

Benefit From Income Taxes

The provision for income taxes represents federal, state, and local taxes primarily based on the taxable income of the taxable REIT subsidiaries. The Company did not record a provision for income taxes for the three months ended March 31, 2012.  The benefit from income taxes for the three months ended March 31, 2011 was $23,000.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, electrical contracting, and parking operations), and paratransit businesses.

Liquidity and Capital Resources

At March 31, 2012, we had unrestricted cash and cash equivalents of approximately $4.6 million compared to $7.1 million at December 31, 2011. We fund operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. We believe that our net cash provided by operations will be sufficient to fund our short-term liquidity requirements for the next twelve months and to meet our dividend requirements to maintain our REIT status.

Financings:

Hartford Loan Agreement:

On July 1, 2010, two of our indirect subsidiaries, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full our obligations under our previous ING Loan Agreement and to pay related transaction costs and expenses.

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

As part of the Credit agreement, we are obligated to comply with certain financial covenants. We were in compliance with all financial covenants and restrictions for the periods presented with the exception of the net worth requirement for the three months ended March 31, 2012. We are required to maintain net worth of greater than or equal to $80.0 million measured quarterly and for the trailing four quarters. While our net worth has been greater than $80.0 million for the trailing four quarters, it was $77.7 million for the quarter ended March 31, 2012. We have obtained a waiver for non-compliance of this covenant for March 31, 2012 from M&T and permanently amended this covenant calculation to $75.0 million.

Earnings and Profit Distribution:

As of March 31, 2012, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2012.

Net Cash Flows

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Operating Activities

Net cash provided by operating activities was approximately $6,000 for the three months ended March 31, 2012, and approximately $0.9 million for the three months ended March 31, 2011. For the 2012 period, cash provided by operating activities was primarily related to (i) a loss from continuing operations of approximately $0.2 million (ii) a increase in accounts payable and other liabilities of $0.2 million (iii) depreciation and amortization expense of $0.6 million (iv) a decrease in insurance reserves of $0.1 million (v) stock compensation expense of approximately $0.1 million, and (vi) an increase in other assets of $0.6 million. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $0.8 million (ii) depreciation and amortization expense of $0.6 million (iii) a decrease in insurance reserves of $0.1 million (iv) stock compensation expense of approximately $0.1 million, and (vii) an increase in other assets of $0.5 million.

Investing Activities

Net cash provided by investing activities was approximately $32,000 for the three months ended March 31, 2012 and approximately $0.3 million for the three months ended March 31, 2011. For the 2012 period, cash used in investing activities primarily related to purchases of machinery, equipment, and investments of approximately $0.3 million and proceeds from the sale of investments of approximately $0.4 million. For the 2011 period, cash provided by investing activities primarily related to purchases of machinery, equipment, and investments, of approximately $0.1 million, proceeds from the sale of investments of approximately $0.3 million, and restricted cash of approximately $0.1 million.

Financing Activities

Net cash used in financing activities was approximately $2.9 million and $2.4 million, respectively, for the three months ended March 31, 2012 and 2011, and was related to the payment of the Company’s quarterly and supplemental dividends.

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance.  We report FFO in addition to our net (loss) income and net cash provided by operating activities.  Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net (loss) income computed in accordance with GAAP excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2012 and 2011 (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2012	2011
Net (loss) income	$(948)	$633
Plus: Real property depreciation	285	257
Amortization of intangible assets	205	205
Amortization of deferred leasing commissions	32	26
Funds from operations (FFO)	$(426)	$1,121
Loss from taxable-REIT subsidiaries	810	821
Loss of sale of discontinued operations	—	—
Loss from discontinued operations	730	182
Discontinued operations - depreciation	8	66
Adjusted funds from operations (AFFO)	$1,122	$2,190
FFO per common share - basic and diluted	$(0.03)	$0.08
AFFO per common share - basic and diluted	$0.08	$0.16
Weighted average common shares outstanding - basic and diluted	13,587,051	13,529,131

Acquisitions, Dispositions, and Investments

On July 25, 2011, our Board of Directors (the “Board”) voted to divest substantially all of our taxable REIT subsidiaries and on November 7, 2011 voted to divest our parking garage operations. Following the divestiture, our plan is to continue focusing on the growth and expansion of our real estate operations.

On December 27, 2011, MetroClean Express Corp. (“MetroClean”) and Shelter Clean Inc. (“ShelterClean”) entered into an asset   purchase  agreement   with   Triangle   Services,   Inc.   (the  “Purchaser”)  for  the  sale  of  substantially  all  of  the  assets  and business of MetroClean and ShelterClean to the Purchaser.  On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

On November 15, 2011, in accordance with our lease term, we gave notice to our landlord of our intention to terminate our parking garage lease early, and on February 1, 2012, we exited the parking business.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of March 31, 2012 and December 31, 2011, we have recorded a liability for remediation costs of approximately $0.1 million and $0.2 million. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000.  At March 31, 2012 and December 31, 2011, we were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete.  As of March 31, 2012, we are in the process of transferring the insurance balances into a liquidating trust.

Divestiture:

In connection with the completion of the divestiture of our taxable REIT subsidiaries, we may be subject to certain liabilities including union wages, benefits and severance. On January 27, 2012, we received a notice from Local Union No. 3’s counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. We are not in agreement with the assertion of severance or the amount of the liability.  We have elected to proceed with arbitration to settle the claim.  An  arbitration hearing has been  scheduled  for  May  2,  2012.   On  February  16,  2012, we received a notice  from  the  Joint

Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture.  We are aggressively defending our position and have retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

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

Off Balance Sheet Arrangements

As part of our electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of March 31, 2012, we have three performance bonds outstanding in the amount of $10.2 million.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012 and December 31, 2011, we did not have any variable rate liabilities.

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

Item 1A.          Risk Factors

During the three months ended March 31, 2012, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit	Description

10.1

First Amendment and Waiver to First Amended and Restated Credit Agreement dated as of May 11, 2012, among GTJ REIT, Inc., a Maryland corporation, as Borrower, and Manufacturers and Traders Trust Company, a New York banking corporation, as Lender.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of (Loss) Income, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 15, 2012	/s/ Jerome Cooper
Jerome Cooper
President, Chief Executive Officer and
Chairman of the Board of Directors

Dated: May 15, 2012	/s/ David J. Oplanich
David J. Oplanich
Chief Financial Officer