Form 10-Q
period 2012-06-30
GTJ REIT, Inc.
filed 2012-08-10
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,648,084 shares of common stock as of August 10, 2012.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	24,874	24,874
	113,458	113,458
Less: accumulated depreciation and amortization	(10,672)	(10,194)
Net real estate held for investment	102,786	103,264
Cash and cash equivalents	5,304	7,613
Available-for-sale securities	595	1,896
Restricted cash	583	627
Accounts receivable, net	442	295
Other assets	8,299	7,585
Deferred charges, net	3,079	3,186
Assets of discontinued operations	4,996	6,673
Intangible assets, net	68	478
Machinery and equipment, net	1,141	1,274
Total assets	$127,293	$132,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$45,500	$45,500
Accounts payable and accrued expenses	56	32
Unpaid losses and loss-adjustment expenses	1,748	1,909
Liabilities of discontinued operations	1,215	1,602
Other liabilities, net	2,717	2,403
Total liabilities	51,236	51,446
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,648,084 and 13,587,051 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	138,078	137,845
Cumulative distributions in excess of net income	(62,286)	(56,710)
Accumulated other comprehensive income	264	309
Total stockholders’ equity	76,057	81,445
Total liabilities and stockholders’ equity	$127,293	$132,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended, June 30,

	2012	2011	2012	2011
Revenues:
Property rentals	$3,476	$3,386	$6,924	$6,648
Tenant reimbursements	109	114	212	227
Other revenue	8	149	17	297
Total revenues	3,593	3,649	7,153	7,172
Operating expenses:
General and administrative expenses	2,258	2,199	4,916	3,800
Property operating expenses	208	221	433	394
Depreciation and amortization expense	342	327	681	644
Total operating expenses	2,808	2,747	6,030	4,838
Operating income	785	902	1,123	2,334
Other income (expense):
Interest income	10	22	24	47
Interest expense	(654)	(629)	(1,306)	(1,257)
Change in insurance reserves	(16)	7	61	(36)
Other	33	9	39	15
Total other income (expense):	(627)	(591)	(1,182)	(1,231)
Income (loss) from continuing operations before provision for income taxes	158	311	(59)	1,103
Benefit from income taxes	-	-	-	23
Income (loss) from continuing operations, net of income taxes	158	311	(59)	1,126
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(842)	(95)	(1,572)	(277)
Net (loss) income	$(684)	$216	$(1,631)	$849
Income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$0.01	$0.02	$(0.01)	$0.08
Loss from discontinued operations	$(0.06)	$(0.00)	$(0.11)	$(0.02)
Net (loss) income	$(0.05)	$0.02	$ (0.12)	$0.06
Weighted-average common shares outstanding – basic and diluted	13,626,177	13,542,497	13,606,614	13,535,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Six Months Ended June 30, 2012 and 2011

 (Unaudited, amounts in thousands, except share and per share data)

	For the Six Months Ended June 30,

	2012	2011
Net (loss) income:	$(1,631)	$849
Other comprehensive (loss):
Available-for-sale securities:
Net change in net unrealized losses	(45)	(9)
Comprehensive (loss) income:	$(1,676)	$840

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional- Paid-In- Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2011	-	$-	13,587,051	$1	$137,845	$(56,710)	$309	$81,445

Distributions - common stock, $0.29 per share	-	-	-	-	-	(3,945)	-	(3,945)

Stock-based compensation	-	-	-	-	233	-	-	233

Issuance of restricted shares			61,033	-	-	-	-	-

Comprehensive income:

Net loss	-	-	-	-	-	(1,631)	-	(1,631)

Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(45)	(45)

Total comprehensive loss	-	-	-	-	-	-	-	(1,676)

Balance at June 30, 2012	-	$-	13,648,084	$1	$138,078	$(62,286)	$264	$76,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited, amounts in thousands, except share and per share data)

	Six Months Ended June 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,631)	$849
Loss from discontinued operations	1,572	277
(Loss) income from continuing operations	(59)	1,126
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities
Stock-based compensation	233	243
Changes in insurance reserves	(161)	(113)
Depreciation and amortization	612	590
Realized gain on available for sale securities	(29)	-
Amortization of deferred financing costs	157	108
Amortization of deferred charges	69	54
Amortization of intangible assets	410	409
Changes in operating assets and liabilities:
Accounts receivable	(147)	68
Other assets	(714)	(639)
Deferred charges	(120)	(96)
Accounts payable and other liabilities	338	11
Net cash provided by operating activities	589	1,761
Cash flow from investing activities:
Purchases of machinery and equipment	-	(108)
Purchase of investment securities	(1)	-
Proceeds from sale of investment securities	1,286	280
Restricted cash	44	64
Net cash provided by investing activities	1,329	236
Cash Flow from financing activities:
Dividends paid	(3,945)	(3,522)
Net cash used in financing activities	(3,945)	(3,522)
Cash flow (used in) provided by discontinued operations:
Operating activities	(282)	17
Net decrease in cash and cash equivalents	(2,309)	(1,508)
Cash and cash equivalents at the beginning of period	7,613	11,137
Cash and cash equivalents at the end of period	$5,304	$9,629
Supplemental cash flow information:
Cash paid for interest	$1,149	$1,149
Cash paid for taxes	$31	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

At June 30, 2012, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (five of which are on a triple net basis), four of which are leased to the City of New York, one of which is leased to a commercial tenant, and one of which a portion is leased to a commercial tenant and the remainder is leased to various tenants. There was an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and the discontinued paratransit business, which was acquired as part of the Reorganization.

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

June 30, 2012

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued):

As part of becoming a REIT, the Company was required, after the Reorganization, to make a distribution of the Bus Companies’ historical undistributed earnings and profits, calculated to be an estimated $62.1 million. The Company agreed to distribute up to $20.0 million in cash, and 3,775,400 shares of the Company’s common stock, valued at $11.14 per share solely for purposes of the distribution. The Reorganization was accounted for under the purchase method of accounting as required by Accounting Standards Codification (“ASC”) 805.

Each stockholder elected to receive cash or stock, or a combination of both. The Company distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.1 million is included in other liabilities in the condensed consolidated balance sheet at June 30, 2012.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

June 30, 2012

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

Asset Impairment:

The Company applies the guidance in ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and  other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There were no indicators of impairment at June 30, 2012.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of the Company’s assessment, the Company recorded an additional impairment allowance of approximately $0.1 million against notes receivable as of June 30, 2012.

Reportable Segments:

As of June 30, 2012, the Company primarily operated in two reportable segments: (i) Real Estate Operations and (ii) Other Operations.

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

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the six months ended June 30, 2012, four tenants constituted approximately 62%, 15%, 12%, and 9% of rental revenue, and two tenants each constituted approximately 1% of rental revenue. For the six months ended June 30, 2011, four tenants constituted approximately 63%, 16%, 12%, and 8% of rental revenue, and two tenants each constituted approximately 1% of rental revenue.

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $7.7 million and $7.4 million at June 30, 2012 and December 31, 2011, respectively (see Note 5).

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period that the related expenses are incurred.

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the condensed consolidated statements of income (see Note 8 for further discussion regarding discontinued operations).

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

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations (Note 8) in accordance with ASC 205-20-55 for the three and six months ended June 30, 2012 and 2011.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents funds held by the insurance carrier for the purpose of the payment of insured losses.  At June 30, 2012 and December 31, 2011, the Company had restricted cash in the amount of $0.6 million.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The Company also participates in certain activities conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state, and local taxes on the income from these activities. The Company accounts for income taxes under the asset and liability method, as required by the provisions of ASC 740-10-30.

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

June 30, 2012

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2012 and December 31, 2011, the Company has determined that no liabilities are required in connection with unrecognized tax positions.

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

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction, and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued when such costs are probable and estimable (see Notes 7 and 14).

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. All non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation through December 31, 2012.

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

June 30, 2012

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

As of June 30, 2012, the Company has one investment which was made to a VIE with an aggregate carrying amount of $1.4 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s condensed consolidated financial statements. The Company accounts for this investment under the equity method of accounting.

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

3.   REAL ESTATE:

Farm Springs Road, LLC Property:

On June 6, 2012, Farm Springs Road, LLC (“Farm Springs”), a wholly-owned subsidiary of the Company, and United Technologies Corporation (“United Technologies”) entered into a lease agreement (the “Lease”) pursuant to which United Technologies will lease approximately 107,654 square feet of office space and the adjacent parking structure located at 8 Farm Springs Road, Farmington, Connecticut (the “Premises”).

The target commencement date of the Lease is September 1, 2012 and the initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index (the “CPI”) during the three successive five year options and fixed at the same base rent as the fifteenth year of the Lease during the one year option, or (ii) three successive five year options with base rent increasing by the CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a “one-off” sale.

The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the Lease. After the seventh year of the Lease, base annual rent will increase based upon the CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions which will be the Company’s responsibility.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

3.   REAL ESTATE (Continued):

612 Wortman Ave, LLC Property:

On July 2, 2012, the Company entered into a surrender agreement (“Agreement”) with Varsity Bus Co. Inc. (“Varsity”), a tenant of 612 Wortman Ave, LLC, a wholly-owned subsidiary of the Company, regarding early termination of their existing lease.  Per the Agreement, Varsity’s lease will terminate effective on or before September 7, 2012. As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. A sum of approximately $0.8 million represents Varsity’s obligations under the lease through September 30, 2012 and will become immediately due and payable on September 7, 2012 if Varsity fails to vacate the occupied space on or before September 7, 2012.

4.    AVAILABLE-FOR-SALE SECURITIES:

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

The following is a summary of available-for-sale securities at June 30, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities
June 30, 2012	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$234	$234
Money market fund	235	235	-	235
U.S. Treasury/U.S. Government debt securities	118	122	4	126
Total available-for-sale securities	$353	$357	$238	$595

	Available-for-Sale Securities
December 31, 2011	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$237	$237
Money market fund	260	260	-	260
U.S. Treasury/U.S. Government debt securities	1,363	1,351	48	1,399
Total available-for-sale securities	$1,623	$1,611	$285	$1,896

Accumulated other comprehensive income for the six months ended June 30, 2012 and year ended December 31, 2011 includes net unrealized holding losses of approximately $45,000 and $109,000, respectively. No amounts were reclassified from other comprehensive income to income for the six months ended June 30, 2012, or for the year ended December 31, 2011.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

4.    AVAILABLE-FOR-SALE SECURITIES (Continued):

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of June 30, 2012:

	Amortized Cost	Estimated Fair Value
Due in:
2012	$35	$35
2013 – 2017	87	91
2018 – 2022	-	-
2023 and later	-	-
Total	$122	$126

5.    OTHER ASSETS:

Other assets consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Prepaid expenses	$373	$155
Prepaid and refundable income taxes	33	14
Rental income in excess of amount billed	7,745	7,373
Notes receivable	8	-
Security deposits	70	30
Other assets	70	13
	$8,299	$7,585

6.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

The liability for losses and loss-adjustment expenses in connection with certain previous insurance claims is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011

Reported claims	$1,546	$1,712
Provision for incurred but not reported claims	202	197
	$1,748	$1,909

Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $1.7 million and $1.9 million at June 30, 2012 and December 31, 2011, respectively. Effective November 3, 2011, losses originating from the 1999 to 2001 years were commuted back to AAIC for an amount totaling approximately $0.2 million. In connection with the transfer of insurance assets to a liquidating trust, an actuarial study was completed by the insurance carrier, which estimated that at December 31, 2011, the total outstanding losses are approximately $1.2 million. In their analysis, the insurance carrier used industry based data which may or may not be representative of the Company’s ultimate liabilities. In addition, the provision includes $0.8 million for outstanding losses which was not a part of the actuarial study.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

6.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES (Continued):

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

7.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Accrued dividends	$1,092	$1,087
Accrued earnings and profits distribution	99	99
Accrued professional fees	472	97
Accrued vacation	-	30
Accrued environmental costs	123	189
Accrued income taxes	12	31
Deposit liability	453	301
Prepaid rent	209	209
Other	257	360
	$2,717	$2,403

8.    DISCONTINUED OPERATIONS:

On July 25, 2011, the Board of Directors (the “Board”) voted to divest substantially all of the Company’s taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, and electrical contracting businesses). Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. Following the divestiture, the Company’s plan is to continue focusing on the growth and expansion of its real estate operations. The assets and liabilities associated with the Outdoor Maintenance businesses have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Outdoor Maintenance businesses for all periods presented are classified as “Loss from discontinued operations, net of taxes.”

The following table sets forth the detail of the Company’s loss from discontinued operations for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

Revenues from discontinued operations	$3,770	$9,591
Loss from discontinued operations, net of income taxes	$(1,572)	$(277)

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

8.    DISCONTINUED OPERATIONS (Continued):

The carrying amounts of the major classes of assets and liabilities of the Outdoor Maintenance businesses included in discontinued operations are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Assets:
Cash	$-	$63
Accounts receivable, net	2,086	2,666
Machinery and equipment, net	71	93
Other assets, net	2,839	3,851
	$4,996	$6,673
Liabilities:
Accounts payable and accrued expenses	482	467
Unpaid losses and loss-adjustment expenses	12	25
Other liabilities, net	721	1,110
	$1,215	$1,602

The following tables present the uncompleted contracts in progress (in thousands):

	June 30, 2012	December 31, 2011
Costs on contracts in progress	$5,583	$3,079
Estimated earnings	454	146
	6,037	3,225
Less: billings to date	(4,167)	(2,351)
	$1,870	$874

The excess of billings over revenues earned to date and revenues earned to date over billings are included in assets of discontinued operations, respectively, on the accompanying condensed consolidated balance sheets as of (in thousands):

	June 30, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,870	$874
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
	$1,870	$874

9.    MORTGAGE NOTE PAYABLE:

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

9.    MORTGAGE NOTE PAYABLE (Continued):

the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full the Company’s obligations under the Company’s previous loan agreement with ING.

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

As part of the Credit Agreement, the Company is obligated to comply with certain financial covenants. As of June 30, 2012, the Company was in compliance with all financial covenants discussed above.

As of June 30, 2012, the Company has not utilized the amount available under the Credit Agreement.

11.    STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which a total of 13,472,281 shares has been issued by the Company.  On June 17, 2010, June 9, 2011, April 30, 2012, and June 7, 2012, the Company issued 56,850, 57,920, 55,149, and 5,884 restricted shares of common stock, respectively, under its stock incentive plan. As of June 30, 2012, a total of 13,648,084 shares have been issued by the Company (see Note 1).

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of June 30, 2012.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2012 through June 30, 2012:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 23, 2012	December 31, 2011	January 31, 2012	February 15, 2012	$0.13	(1)
March 26, 2012	March 31, 2012	March 31, 2012	April 15, 2012	$0.08
June 7, 2012	June 30, 2012	June 30, 2012	July 15, 2012	$0.08

(1)          This represents a supplemental dividend.

On August 6, 2012, our Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock payable with respect to the third quarter ended September 30, 2012, to stockholders of record as of the close of business on September 30, 2012 payable on or about October 15, 2012.

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of June 30, 2012, the Company had 559,197 shares available for future issuance of awards under the Plan.

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

June 30, 2012

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

The fair value these options granted is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on June 9, 2011 was $0.93 per share. The following assumptions were used for the options granted:

Risk free interest rate:	4.00%
Expected dividend yield:	5.20%
Expected life of option in years:	10.00
Expected volatility: (1)	30.00%

The following table presents the activity of options outstanding under the Plan for the six months ended June 30, 2012:

Options	Number of Options	Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	265,000(a)	$11.14	$1.86
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at June 30, 2012 (2)	265,000	$11.14	$1.86
Options vested and exercisable at June 30, 2012	265,000	$11.14	$1.86

(a)         Of these outstanding and exercisable options, 255,000 options have a remaining contractual life of approximately 5.6 years and the remaining 10,000 options have a remaining contractual life of approximately 8.9 years.

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

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2012 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of June 30, 2012.

For the three and six months ended June 30, 2012, the Company did not recognize any expense related to the stock option grants and for the three and six months ended June 30, 2011, the Company recognized $0 and $10,000, respectively, related to the stock option grants awarded under the Plan.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives vested on the grant date, one fourth vested on January 1, 2011, one fourth vested on January 1, 2012, and the remaining fourth will vest on January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and six months ended June 30, 2012 and 2011 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $6,000, $13,000, $16,000 and $31,000 respectively.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000, under the Plan. A total of 5,280 of these shares, with a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 52,640 shares, with a value of approximately $400,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 52,640 shares granted to each of the executives vested on the grant date, one fourth vested on March 18, 2012, and one fourth will vest each year on the following dates: March 18, 2013, and March 18, 2014. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and six months ended June 30, 2012 and 2011, stock compensation expense relating to the restricted stock granted on March 18, 2011, was approximately $21,000, $58,000, $155,000, and $202,000 respectively.

On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the Plan. The shares issued on June 7, 2012 have a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The shares issued on April 30, 2012 have a value of approximately $375,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 55,149 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: April 30, 2013, April 30, 2014, and April 30, 2015. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and six months ended June 30, 2012 and 2011, stock compensation expense relating to the restricted stock granted in 2012, was approximately $162,000, $162,000, $0, and $0 respectively.

For the three and six months ended June 30, 2012 and 2011, the Company’s total stock compensation expense was approximately $189,000 $233,000, $171,000, and $243,000, respectively. As of June 30, 2012, there was approximately $354,000 of unamortized stock compensation related to restricted stock.

Special Distribution of Earnings and Profits:

On August 20, 2007, the Board of Directors of the Company declared a one time special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per share of common stock, payable in $20,000,000 of cash and 3,775,400 of the Company’s common stock. As of June 30, 2012, cash of approximately $19.9 million and 3,775,400 shares of the Company’s common stock have been distributed. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2012.

12.    EARNINGS PER SHARE:

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

12.    EARNINGS PER SHARE (Continued):

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$158	$311	$(59)	$1,126
Loss from discontinued operations	842	95	1,572	277
Net (loss) income	$(684)	$216	$(1,631)	$849

Denominator:
Weighted average common shares outstanding - basic and diluted	13,626,177	13,542,497	13,606,614	13,535,851

Basic and Diluted Per Share Information:
Net (loss) income per share - basic and diluted	$(0.05)	$0.02	$(0.12)	$0.06

13.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin Moscou Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three and six months ended June 30, 2012 were $115,000 and $523,000, respectively, and $176,000 and $247,000, respectively, for the three and six months ended June 30, 2011.

Paul A. Cooper is the Chief Executive Officer, a director of the Company, and the son of Jerome Cooper (Chairman of the Board).  In January 2010, the Company executed an extension option under the lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner. The executed extension option includes approximately 6,712 square feet of office space for a term of five years expiring August 31, 2015 at an annual rent of approximately $219,000.

Stanley Brettschneider, an officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity”) a tenant at one of the Company’s rental properties. Varsity had entered into a lease agreement which terminated in 2009 and was subject to four 5 year options to extend the term of the lease. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and was subject to increase in accordance with the lease agreement for the remaining four years. On July 2, 2012, the Company entered into a surrender agreement (“Agreement”) with Varsity regarding early termination of their existing lease. Per the Agreement, Varsity’s lease will terminate effective on or before September 7, 2012. As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. A sum of approximately $0.8 million represents Varsity’s obligations under the lease through September 30, 2012 and will become immediately due and payable on September 7, 2012 if Varsity fails to vacate the occupied space on or before September 7, 2012. Varsity also utilizes some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is also a compensated employee of Varsity. On April 11, 2012, the Company determined that Mr. Brettschneider’s employment as Vice President of the Company’s taxable REIT subsidiaries will terminate effective July 31, 2012.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

14.    COMMITMENTS AND CONTINGENCIES:

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

Included in other liabilities in the accompanying condensed consolidated balance sheets (Note 7) as of June 30, 2012, and December 31, 2011, is the estimated liability for remediation costs of approximately $0.1 million and $0.2 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state, or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At June 30, 2012 and December 31, 2011, the Company’s insurance operations were not in compliance with the minimum net worth requirements.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time the Company informed CIMA of the intention to transfer the insurance balances into a New York based liquidating trust and dissolve the Company’s Cayman Islands based insurance operations once the transfer is complete. As of June 30, 2012, the Company is in the process of transferring the insurance balances into a liquidating trust.

Divestiture:

In connection with the completion of the divestiture of the Company’s taxable REIT subsidiaries, the Company may be subject to certain liabilities including union wages and severance. On January 27, 2012, the Company received a notice from Local Union No. 3’s counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. An arbitration hearing was held on May 2, 2012, in which the arbitrator ruled in favor of Local Union No. 3 in the amount of approximately $0.1 million. The Company accrued the full amount in liabilities of discontinued operations on the condensed consolidated balance sheet as of June 30, 2012. On July 13, 2012, the Company paid the full amount of the settlement.  On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture.  The Company is aggressively defending its position and has retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

15.    INVESTMENT IN EQUITY AFFILIATES:

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

For the three and six months ended June 30, 2012, the Company recorded its share of losses of approximately $5,000 and $46,000, respectively, for the equity investment. During the six months ended June 30, 2012, the Company also recognized $43,500 in management fees. As of June 30, 2012 and December 31, 2011, the Company has a receivable of approximately $1.4 million and $1.1 million, respectively, related to working capital advances to fund construction projects, which is included on the condensed consolidated balance sheets.

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

As of June 30, 2012, the Company has one investment in a VIE entity with an aggregate carrying amount of $1.4 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

16.    FAIR VALUE:

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

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$5,304	$5,304	$7,613	$7,613
Available-for-sale securities	595	595	1,896	1,896
Restricted cash	583	583	627	627
Accounts receivable, net	442	442	295	295
Financial liabilities:
Mortgage note payable	$45,500	$49,843	$45,500	$49,137

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

16.    FAIR VALUE (Continued):

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2012.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$595	$595	$595	$-	$-

Available-for-sale securities:  Fair values are based on current market quotes received from financial sources that trade such securities.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

17.    SEGMENTS:

Segment Information:

In accordance with ASC 280-10, the Company has established that its reportable segments are Real Estate Operations and Other Operations as of June 30, 2012. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the outside maintenance, shelter cleaning, electrical contracting, parking, and paratransit businesses, the operating results of these businesses are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

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

The summarized segment information (excluding discontinued operations), as of and for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

Three Months Ended June 30, 2012

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,585	$8	$-	$3,593
Operating expenses	2,203	605	-	2,808
Operating income (loss)	1,382	(597)	-	785
Other income (expense)	(565)	(62)	-	(627)
Income (loss) from continuing operations before income taxes	817	(659)	-	158
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	$817	$(659)	$-	$158
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$321	$21	$-	$342
Total assets (1)	$169,790	$830	$(48,323)	$122,297

(1) Does not include assets of the discontinued operations totaling $4,996.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

17.    SEGMENTS (Continued):

Three Months Ended June 30, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,500	$149	$-	$3,649
Operating expenses	1,663	1,134	(50)	2,747
Operating income (loss)	1,837	(985)	50	902
Other income (expense)	(602)	61	(50)	(591)
Income (loss) from continuing operations before income taxes	1,235	(924)	-	311
Benefit from income taxes	-	-	-	-
Income (loss) from continuing operations	$1,235	$(924)	$-	$311
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$306	$21	$-	$327
Total assets (2)	$171,992	$1,452	$(44,350)	$129,094

(2)          Does not include assets of the discontinued operations totaling $9,133.

Six Months Ended June 30, 2012

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$7,135	$18	$-	$7,153
Operating expenses	4,554	1,476	-	6,030
Operating income (loss)	2,581	(1,458)	-	1,123
Other income (expense)	(1,168)	(14)	-	(1,182)
Income (loss) from continuing operations before income taxes	1,413	(1,472)	-	(59)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	$1,413	$(1,472)	$-	$(59)
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$638	$43	$-	$681
Total assets (1)	$169,790	$830	$(48,323)	$122,297

(1) Does not include assets of the discontinued operations totaling $4,996.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

17.    SEGMENTS (Continued):

Six Months Ended June 30, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$6,875	$297	$-	$7,172
Operating expenses	2,801	2,162	(125)	4,838
Operating income (loss)	4,074	(1,865)	125	2,334
Other income (expense)	(1,203)	97	(125)	(1,231)
Income (loss) from continuing operations before income taxes	2,871	(1,768)	-	1,103
Benefit from income taxes	-	23	-	23
Income (loss) from continuing operations	$2,871	$(1,745)	$-	$1,126
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$601	$43	$-	$644
Total assets (2)	$171,992	$1,452	$(44,350)	$129,094

(2) Does not include assets of the discontinued operations totaling $9,133.

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

Executive Summary:

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership, and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (all six on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder is leased to various tenants. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we owned a group of outdoor maintenance businesses, and electrical contracting business, and a parking business, which are presented as part of discontinued operations on our statements of income. On December 27, 2011, we entered into an asset purchase agreement to sell the assets and business of the outdoor maintenance businesses and on January 12, 2012, the sale was completed.  On February 1, 2012, we exited the parking business.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2012, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the condensed consolidated statements of income (see Note 8 for further discussion regarding discontinued operations).

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

Asset Impairment:

We apply the provisions of ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. There were no indicators of impairment at June 30, 2012.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. We make our estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of the Company’s assessment, the Company recorded an additional impairment allowance of approximately $0.1 million against notes receivable as of June 30, 2012.

Discontinued Operations:

The condensed consolidated financial statements present the operations of our Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Parking Operations as discontinued operations (Note 8) in accordance with ASC 205-20-55 for the three months and six months ended June 30, 2012 and 2011.

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

As of June 30, 2012, we have one investment which was made to a VIE entity with an aggregate carrying amount of $1.4 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

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

Real Estate:

Farm Springs Road, LLC Property:

On June 6, 2012, Farm Springs Road, LLC (“Farm Springs”), our wholly-owned subsidiary, and United Technologies Corporation (“United Technologies”) entered into a lease agreement (the “Lease”) pursuant to which United Technologies will lease approximately 107,654 square feet of office space and the adjacent parking structure located at 8 Farm Springs Road, Farmington, Connecticut (the “Premises”).

The target commencement date of the Lease is September 1, 2012 and the initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index (the “CPI”) during the three successive five year options and fixed at the same base rent as the fifteenth year of the Lease during the one year option, or (ii) three successive five year options with base rent increasing by the CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a “one-off” sale.

The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the Lease. After the seventh year of the Lease, base annual rent will increase based upon the CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions which will be the our responsibility.

612 Wortman Ave, LLC Property:

On July 2, 2012, we entered into a surrender agreement (“Agreement”) with Varsity Bus Co. Inc. (“Varsity”), a tenant of 612 Wortman Ave, LLC, our wholly-owned subsidiary, regarding early termination of their existing lease.  Per the Agreement, Varsity’s lease will terminate effective on or before September 7, 2012. As consideration for terminating their existing lease early, Varsity has agreed to pay us a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. A sum of approximately $0.8 million represents Varsity’s obligations under the lease through September 30, 2012 and will become immediately due and payable on September 7, 2012 if Varsity fails to vacate the occupied space on or before September 7, 2012.

Results of Operations:

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2012	2011	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,476	$3,386	$90	3%
Tenant reimbursements	109	114	(5)	(4%)
Other revenue	8	149	(141)	(95%)
Total revenues	3,593	3,649	(56)	(2%)
Operating expenses:
General and administrative expenses	2,258	2,199	59	3%
Property operating expenses	208	221	(13)	(6%)
Depreciation and amortization expense	342	327	15	5%
Total operating expenses	2,808	2,747	61	2%
Operating income	785	902	(117)	(13%)
Other income (expense):
Interest income	10	22	(12)	(55%)
Interest expense	(654)	(629)	(25)	4%
Change in insurance reserves	(16)	7	(23)	(329%)
Other	33	9	24	267
Total other income (expense):	(627)	(591)	(36)	6
Income from continuing operations before income taxes	158	311	(153)	(49%)
Benefit from income taxes	-	-	-	nm
Income from continuing operations, net of taxes	158	311	(153)	(49%)
Discontinued Operations:
Loss from discontinued operations, net of taxes	(842)	(95)	(747)	786%
Net (loss) income	$ (684)	$ 216	$(900)	(417%)
nm – not meaningful

Property Rental Revenues

Property rental revenue increased $0.1 million, or 3%, to $3.5 million for the three months ended June 30, 2012 from $3.4 million for the three months ended June 30, 2011. This increase is primarily attributable to new tenants with leases that began in the second quarter of 2012.

Other Revenue

Other revenue decreased $141,000, or 95%, to $8,000 for the three months ended June 30, 2012 from $149,000 for the three months ended June 30, 2011. This decrease is primarily attributable to the decrease in revenue from the MTABC contract which terminated in June 2011.

Operating Expenses

Operating expenses increased $0.1 million, or 2%, to $2.8 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011. This increase is primarily attributable to write off offs of certain assets and tenant reimbursements.

Other Income (Expense)

Other income (expense) increased $0.1 million or 6%, to ($0.6) million for the three months ended June 30, 2012 from ($0.5) million for the three months ended June 30, 2011. This increase was primarily due to the change in insurance reserves as a result of new claims in 2012.

Benefit From Income Taxes

The provision for income taxes represents federal, state, and local taxes primarily based on the taxable income of the taxable REIT subsidiaries. The Company did not record a provision for income taxes for the three months ended June 30, 2012 and June 30, 2011.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, electrical contracting, and parking pperations), and paratransit businesses.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$6,924	$6,648	$276	4%
Tenant reimbursements	212	227	(15)	(7%)
Other revenue	17	297	(280)	(94%)
Total revenues	7,153	7,172	(19)	nm
Operating expenses:
General and administrative expenses	4,916	3,800	1,116	29%
Property operating expenses	433	394	39	10%
Depreciation and amortization expense	681	644	37	6%
Total operating expenses	6,030	4,838	1,192	25%
Operating income	1,123	2,334	(1,211)	(52%)
Other income (expense):
Interest income	24	47	(23)	(49%)
Interest expense	(1,306)	(1,257)	(49)	4%
Change in insurance reserves	61	(36)	97	(269%)
Other	39	15	24	160
Total other income (expense):	(1,182)	(1,231)	49	(4%)
Income (loss) from continuing operations before income taxes	(59)	1,103	(1,162)	(105%)
Benefit from income taxes	-	23	(23)	(100%)
Income (loss) from continuing operations, net of taxes	(59)	1,126	(1,185)	(105%)
Discontinued Operations:
Loss from discontinued operations, net of taxes	(1,572)	(277)	(1,295)	468%
Net (loss) income	$(1,631)	$ 849	$(2,480)	(292%)
nm – not meaningful

Property Rental Revenues

Property rental revenue increased $0.3 million, or 4%, to $6.9 million for the six months ended June 30, 2012 from $6.6 million for the six months ended June 30, 2011. This increase is primarily attributable to new tenants with leases that began in the second quarter of 2012.

Other Revenue

Other revenue decreased $280,000, or (94%), to $17,000 for the six months ended June 30, 2012 from $297,000 for the six months ended June 30, 2011. This decrease is primarily attributable to the decrease in revenue from the MTABC contract which terminated in June 2011.

Operating Expenses

Operating expenses increased $1.2 million, or 25%, to $6.0 million for the six months ended June 30, 2012 from $4.8 million for the six months ended June 30, 2011. This increase is primarily attributable to consulting and legal fees relating to the divestiture of our taxable REIT subsidiaries and professional fees related to real estate activity, an increase in stock compensation expense associated with the grant of restricted shares in 2012, and the accrual of severance related to the divestiture.

Other Income (Expense)

Other income (expense) decreased $0.1 million or 4%, to $(1.1) million for the six months ended June 30, 2012 from ($1.2) million for the six months ended June 30, 2011. This decrease was primarily due to the change in insurance reserves as a result of claims settled in 2012.

Benefit From Income Taxes

The provision for income taxes represents federal, state, and local taxes primarily based on the taxable income of the taxable REIT subsidiaries. The Company did not record a provision for income taxes for the six months ended June 30, 2012.  The benefit from income taxes for the six months ended June 30, 2011 was $23,000.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, electrical contracting, and parking operations), and paratransit businesses.

Liquidity and Capital Resources

At June 30, 2012, we had unrestricted cash and cash equivalents of approximately $5.3 million compared to $7.6 million at December 31, 2011. We fund operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. We believe that our net cash provided by operations will be sufficient to fund our short-term liquidity requirements for the next twelve months and to meet our dividend requirements to maintain our REIT status.

Financings:

Hartford Loan Agreement:

On July 1, 2010, two of our indirect subsidiaries, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000 (collectively, the “Notes”).  The proceeds from the Loan were used to satisfy in full our obligations under our previous loan agreement with ING and to pay related transaction costs and expenses.

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

As part of the Credit Agreement, we are obligated to comply with certain financial covenants. As of June 30, 2012, we were in compliance with all financial covenants discussed above.

As of June 30, 2012, we have not utilized the amount available to us under the Credit Agreement.

Earnings and Profit Distribution:

As of June 30, 2012, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2012.

Net Cash Flows:

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Operating Activities

Net cash provided by operating activities was approximately $0.6 million for the six months ended June 30, 2012, and approximately $1.8 million for the six months ended June 30, 2011. For the 2012 period, cash provided by operating activities was primarily related to (i) a loss from continuing operations of approximately $1.6 million (ii) a increase in accounts payable and other liabilities of $0.3 million (iii) depreciation and amortization expense of $1.2 million (iv) a decrease in insurance reserves of $0.2 million (v) stock compensation expense of approximately $0.2 million, and (vi) an increase in other assets of $0.7 million. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $0.8 million (ii) depreciation and amortization expense of $1.2 million (iii) a decrease in insurance reserves of $0.1 million (iv) stock compensation expense of approximately $0.2 million, and (vii) an increase in other assets of $0.6 million.

Investing Activities

Net cash provided by investing activities was approximately $1.3 million for the six months ended June 30, 2012 and approximately $0.2 million for the six months ended June 30, 2011. For the 2012 period, cash used in investing activities primarily related to proceeds from the sale of investments of approximately $1.3 million. For the 2011 period, cash provided by investing activities primarily related to purchases of machinery and equipment of approximately $0.1 million, proceeds from the sale of investments of approximately $0.3 million, and restricted cash of approximately $0.1 million.

Financing Activities

Net cash used in financing activities was approximately $3.9 million and $3.5 million, respectively, for the six months ended June 30, 2012 and 2011, and was related to the payment of the Company’s quarterly and supplemental dividends.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2012 and 2011 (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(684)	$216	$(1,631)	$849
Plus: Real property depreciation	284	280	569	548
Amortization of intangible assets	204	204	409	409
Amortization of deferred leasing commissions	37	26	69	54
Funds from operations (FFO)	$(159)	$726	$(584)	$1,860
Loss from taxable-REIT Subsidiaries	659	924	1,472	1,744
Loss from discontinued operations	842	96	1,572	277
Discontinued operations - depreciation	6	97	13	193
Adjusted funds from operations (AFFO)	$1,348	$1,843	$2,473	$4,074
FFO per common share - basic and diluted	$(0.01)	$0.05	$(0.04)	$0.14
AFFO per common share - basic and diluted	$0.10	$0.14	$0.18	$0.30
Weighted average common shares outstanding - basic and diluted	13,626,177	13,542,497	13,606,614	13,535,851

Acquisitions, Dispositions, and Investments

On July 25, 2011, our Board of Directors (the “Board”) voted to divest substantially all of our taxable REIT subsidiaries and on November 7, 2011 voted to divest our parking garage operations. Following the divestiture, our plan is to continue focusing on the growth and expansion of our real estate operations.

On December 27, 2011, MetroClean Express Corp. (“MetroClean”) and ShelterClean Inc. (“ShelterClean”) entered into an asset purchase agreement with Triangle Services, Inc. (the “Purchaser”) for the sale of substantially all of the assets and business of MetroClean and ShelterClean to the Purchaser.  On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

On November 15, 2011, in accordance with our lease term, we gave notice to our landlord of our intention to terminate our parking garage lease early, and on February 1, 2012, we exited the parking business.

Cash Payments for Financing

Payment of interest under the Hartford Loan Agreement and borrowings under the Secured Revolver will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to our stockholders.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of June 30, 2012 and December 31, 2011, we have recorded a liability for remediation costs of approximately $0.1 million and $0.2 million. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000.  At December 31, 2011, we were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete.  As of June 30, 2012, we are in the process of transferring the insurance balances into a liquidating trust.

Divestiture

In connection with the completion of the divestiture of our taxable REIT subsidiaries, we may be subject to certain liabilities including union wages, benefits and severance. On January 27, 2012, we received a notice from Local Union No. 3’s counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. An arbitration hearing was held May 2, 2012 in which the arbitrator ruled in favor of Local Union No. 3 in the amount of approximately $0.1 million. We accrued the full amount in liabilities of discontinued operations on the condensed consolidated balance sheet as of June 30, 2012. On July 13, 2012, we paid the full amount of the settlement. On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture.  We are aggressively defending our position and have retained counsel and an independent actuary to contest this matter. The costs associated with these potential liabilities are not reasonably estimable at this time.

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

Off Balance Sheet Arrangements

As part of our electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of June 30, 2012, we have three performance bonds outstanding in the amount of $10.2 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012 and December 31, 2011, we did not have any variable rate liabilities.

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

Part II – Other Information

Item I.   Legal Proceedings

See Note 14, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Form 10-Q for information regarding legal proceedings.

Item 1A.   Risk Factors

During the six months ended June 30, 2012, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Income, (iii) the Condensed Consolidated Statement of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 10, 2012	/s/ Paul A. Cooper
Paul A. Cooper
Chief Executive Officer

/s/ David J. Oplanich
Dated: August 10, 2012	David J. Oplanich
Chief Financial Officer