Form 10-Q
period 2012-09-30
GTJ REIT, Inc.
filed 2012-11-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,648,084 shares of common stock as of November 5, 2012.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	28,894	24,874
	117,478	113,458
Less: accumulated depreciation and amortization	(10,887)	(10,194)
Net real estate held for investment	106,591	103,264
Cash and cash equivalents	4,484	7,613
Available-for-sale securities	554	1,896
Restricted cash	478	627
Accounts receivable, net	241	295
Other assets	8,485	7,585
Deferred charges, net	3,986	3,186
Assets of discontinued operations	4,708	6,673
Intangible assets, net	-	478
Machinery and equipment, net	1,074	1,274
Total assets	$130,601	$132,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured revolving credit facility	$5,000	$—
Mortgage note payable	45,500	45,500
Accounts payable and accrued expenses	26	32
Unpaid losses and loss-adjustment expenses	1,591	1,909
Liabilities of discontinued operations	1,820	1,602
Other liabilities, net	4,354	2,403
Total liabilities	58,291	51,446

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,648,084 and 13,587,051 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	138,148	137,845
Cumulative distributions in excess of net income	(66,131)	(56,710)
Accumulated other comprehensive income	292	309
Total stockholders’ equity	72,310	81,445
Total liabilities and stockholders’ equity	$130,601	$132,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, September 30,		Nine Months Ended, September 30,

	2012	2011	2012	2011
Revenues:
Property rentals	$3,355	$3,431	$10,279	$10,079
Tenant reimbursements	47	90	259	317
Other revenue	-	11	17	307
Total revenues	3,402	3,532	10,555	10,703
Operating expenses:
General and administrative expenses	2,184	2,193	7,100	5,994
Property operating expenses	204	198	638	592
Depreciation and amortization expense	322	336	1,002	980
Total operating expenses	2,710	2,727	8,740	7,566
Operating income	692	805	1,815	3,137
Other income (expense):
Interest income	3	20	27	66
Interest expense	(702)	(632)	(2,009)	(1,889)
Change in insurance reserves	(23)	(113)	38	(149)
Pension withdrawal expense	(1,488)	-	(1,488)	-
Other	639	(156)	678	(141)
Total other income (expense):	(1,571)	(881)	(2,754)	(2,113)
(Loss) income from continuing operations before provision for income taxes	(879)	(76)	(939)	1,024
Provision for income taxes	-	23	-	1
(Loss) income from continuing operations, net of income taxes	(879)	(99)	(939)	1,023
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(1,875)	(1,594)	(3,446)	(1,870)
Net loss	$(2,754)	$(1,693)	$(4,385)	$(847)
(Loss) income per common share - basic and diluted:
(Loss) income from continuing operations	$(0.06)	$(0.01)	$(0.07)	$0.08
Loss from discontinued operations	$(0.14)	$(0.11)	$(0.25)	$(0.14)
Net loss	$(0.20)	$(0.12)	$(0.32)	$(0.06)
Weighted-average common shares outstanding – basic and diluted	13,648,084	13,587,051	13,620,538	13,553,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Nine Months Ended September 30, 2012 and 2011

 (Unaudited, amounts in thousands, except share and per share data)

	For the Nine Months Ended September 30,

	2012	2011
Net loss:	$(4,385)	$(847)
Other comprehensive loss:
Available-for-sale securities:
Net change in unrealized losses	(17)	(127)
Comprehensive loss	$(4,402)	$(974)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional- Paid-In- Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2011	-	$-	13,587,051	$1	$137,845	$(56,710)	$309	$81,445

Distributions - common stock, $0.37 per share	-	-	-	-	-	(5,036)	-	(5,036)

Stock-based compensation	-	-	-	-	303	-	-	303

Issuance of restricted shares	-	-	61,033	-	-	-	-	-

Comprehensive loss:

Net loss	-	-	-	-	-	(4,385)	-	(4,385)

Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(17)	(17)

Total comprehensive loss	-	-	-	-	-	-	-	(4,402)

Balance at September 30, 2012	-	$-	13,648,084	$1	$138,148	$(66,131)	$292	$72,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited, amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,385)	$(847)
Loss from discontinued operations	3,446	1,870
(Loss) income from continuing operations	(939)	1,023
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities
Stock-based compensation	303	314
Changes in insurance reserves	(318)	(170)
Depreciation and amortization	894	893
Realized gain on available for sale securities	(29)	-
Amortization of deferred financing costs	238	163
Amortization of deferred charges	109	84
Amortization of intangible assets	477	614
Changes in operating assets and liabilities:
Accounts receivable	54	(91)
Other assets	(900)	(888)
Deferred charges	(1,147)	(276)
Accounts payable and other liabilities	1,945	(14)
Net cash provided by operating activities	687	1,652
Cash flow from investing activities:
Purchases of leasehold improvements	(4,020)	(280)
Purchase of marketable securities	(2)	—
Proceeds from sale of marketable securities	1,356	295
Restricted cash	149	119
Net cash (used in) provided by investing activities	(2,517)	134
Cash Flow from financing activities:
Proceeds from revolving credit facility	5,000	-
Dividends paid	(5,036)	(4,609)
Net cash used in financing activities	(36)	(4,609)
Cash flow provided by discontinued operations:
Operating activities	(1,263)	121
Net decrease in cash and cash equivalents	(3,129)	(2,702)
Cash and cash equivalents at the beginning of period	7,613	11,137
Cash and cash equivalents at the end of period	$4,484	$8,435
Supplemental cash flow information:
Cash paid for interest	$1,726	$1,723
Cash paid for taxes	$55	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut (“Real Estate Operations”). In addition, the Company, through its taxable REIT subsidiaries, provided outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, as well as electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York (“Outdoor Maintenance Operations”), and operated and managed a parking garage facility located in New York City (“Parking Operations”).

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

At September 30, 2012, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (five of which are on a triple net basis), four of which are leased to the City of New York, one of which is leased to a commercial tenant, and one of which is leased to various tenants. There was an additional property of negligible size which is not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses and the discontinued paratransit business, which was acquired as part of the Reorganization.

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

September 30, 2012

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

Each stockholder elected to receive cash or stock, or a combination of both. The Company distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.1 million is included in other liabilities in the condensed consolidated balance sheet at September 30, 2012.

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

On November 15, 2011, in accordance with the lease, Shelter Parking Brevard gave notice to the landlord of the intention to terminate the parking garage lease early, and on February 1, 2012, the Company exited the parking business.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

September 30, 2012

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

September 30, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

Asset Impairment:

The Company applies the guidance in ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses includes factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment at September 30, 2012.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of Management’s assessment, the Company recorded an impairment charge of approximately $0.1 million against accounts receivable and wrote off approximately $0.1 million of notes receivable as of September 30, 2012.

Reportable Segments:

As of September 30, 2012, the Company primarily operated in two reportable segments: (i) Real Estate Operations and (ii) Other Operations.

•                  Real Estate Operations rent Company owned real estate located in New York and Connecticut.

•                Other Operations provided various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company (“MTABC”) for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots and (ii) insurance operations which assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Both segment’s operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

As of July 25, 2011, the Board of Directors voted to divest the Company of its outdoor maintenance, shelter cleaning, and electrical contracting businesses. Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. These operations are presented as discontinued operations in the consolidated statements of (loss) income.

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the nine months ended September 30, 2012, four tenants constituted approximately 63%, 16%, 12%, and 7% of rental revenue, and two tenants each constituted approximately 1% of rental revenue. For the nine months ended September 30, 2011, four tenants constituted approximately 63%, 16%, 12%, and 8% of rental revenue, and two tenants each constituted approximately 1% of rental revenue.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The Company’s properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $8.0 million and $7.4 million at September 30, 2012 and December 31, 2011, respectively (see Note 5).

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period that the related expenses are incurred.

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the condensed consolidated statements of (loss) income (see Note 8 for further discussion regarding discontinued operations).

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

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations (Note 8) in accordance with ASC 205-20-55 for the three and nine months ended September 30, 2012 and 2011.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents funds held by the insurance carrier for the purpose of the payment of insured losses.  At September 30, 2012 and December 31, 2011, the Company had restricted cash in the amount of $0.5 million and $0.6 million, respectively.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in the accompanying condensed consolidated statements of (loss) income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices.

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

September 30, 2012

(Unaudited)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2012 and December 31, 2011, the Company has determined that no liabilities are required in connection with unrecognized tax positions.

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

Investment in Equity Affiliates:

The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. Under the equity method of accounting, the Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on this investment as part of discontinued operations on the consolidated statements of (loss) income.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

As of September 30, 2012, the Company has one investment which was made to a VIE with a net carrying amount of $0.5 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s condensed consolidated financial statements. The Company accounts for this investment under the equity method of accounting.

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

The commencement date of the Lease was September 1, 2012 and the initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index (“CPI”) during the three successive five year options and fixed at the same base rent as the fifteenth year of the Lease during the one year option, or (ii) three successive five year options with base rent increasing by CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a “one-off” sale.

The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the Lease. During the first seven years of the lease, base annual rental income will increase at a fixed rate of 2%. After the seventh year of the Lease, base annual rent will increase based upon CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for property maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions, as defined, which will be the Company’s responsibility.

On August 31, 2012, Farm Springs and Hartford Fire Insurance Company (the “Hartford”), former tenant of Farm Springs, entered into a release agreement whereby the Hartford paid Farm Springs $625,000 for certain deferred property maintenance items related to their tenancy.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

3.   REAL ESTATE (Continued):

612 Wortman Ave, LLC Property:

On July 2, 2012, the Company entered into a surrender agreement (“Agreement”) with Varsity Bus Co. Inc. (“Varsity”), a tenant of 612 Wortman Ave, LLC, a wholly-owned subsidiary of the Company, related to early termination of their existing lease. As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. In addition, on September 30, 2012, the Company entered into a rental agreement with Stanley Brettschneider (“Licensee”), to use certain land consisting of approximately 15,000 square feet at the 612 Wortman Ave property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which is to commence October 1, 2012 and terminate on November 30, 2012.  Currently, the Company is actively marketing the property in order to secure a lease with a new tenant.

4.    AVAILABLE-FOR-SALE SECURITIES:

The Company accounts for debt and equity securities as available-for-sale securities in accordance with ASC 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying condensed consolidated statements of (loss) income.

The following is a summary of available-for-sale securities at September 30, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities
September 30, 2012	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$262	$262
Money market fund	200	200	-	200
U.S. Treasury/U.S. Government debt securities	113	86	6	92
Total available-for-sale securities	$313	$286	$268	$554

	Available-for-Sale Securities
December 31, 2011	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$237	$237
Money market fund	260	260	-	260
U.S. Treasury/U.S. Government debt securities	1,363	1,351	48	1,399
Total available-for-sale securities	$1,623	$1,611	$285	$1,896

Accumulated other comprehensive income for the nine months ended September 30, 2012 and year ended December 31, 2011 includes net unrealized holding losses of approximately $17,000 and $109,000, respectively. No amounts were reclassified from other comprehensive income to income for the nine months ended September 30, 2012, or for the year ended December 31, 2011.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

4.    AVAILABLE-FOR-SALE SECURITIES (Continued):

The following is a summary of the contractual maturities of U.S. Government Debt Securities as of September 30, 2012:

	Amortized Cost	Estimated Fair Value
Due in:
2012	$-	$-
2013 – 2017	86	92
2018 – 2022	-	-
2023 and later	-	-
Total	$86	$92

5.    OTHER ASSETS:

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Prepaid expenses	$357	$155
Prepaid and refundable income taxes	30	14
Rental income in excess of amount billed	8,034	7,373
Security deposits	30	30
Other assets	34	13
	$8,485	$7,585

6.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

The liability for losses and loss-adjustment expenses in connection with certain previous insurance claims is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011

Reported claims	$999	$1,712
Provision for incurred but not reported claims	592	197
	$1,591	$1,909

Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $1.6 million and $1.9 million at September 30, 2012 and December 31, 2011, respectively. Effective November 3, 2011, losses originating from the 1999 to 2001 years were commuted back to AAIC for an amount totaling approximately $0.2 million. In connection with the transfer of insurance assets to a liquidating trust, an actuarial study was completed by the insurance carrier, which estimated that at December 31, 2011, the total outstanding losses are approximately $1.2 million. In their analysis, the insurance carrier used industry based data which may or may not be representative of the Company’s ultimate liabilities. In addition, the provision includes $0.8 million for outstanding losses which was not a part of the actuarial study.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

6.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES (Continued):

In the opinion of management, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies. However, the Company’s estimated liability for claims is ultimately based on management’s expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the condensed consolidated financial statements.

7.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Accrued dividends	$1,092	$1,087
Accrued earnings and profits distribution	99	99
Accrued professional fees	619	97
Accrued vacation	-	30
Accrued environmental costs	94	189
Accrued income taxes	12	31
Deposit liability	447	301
Prepaid rent	-	209
Pension withdrawal liability	1,451	-
Other	540	360
	$4,354	$2,403

8.    DISCONTINUED OPERATIONS:

On July 25, 2011, the Board of Directors (the “Board”) voted to divest substantially all of the Company’s taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, and electrical contracting businesses). Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. Following the divestiture, the Company’s plan is to continue focusing on the growth and expansion of its real estate operations. The assets and liabilities associated with the outdoor maintenance, shelter cleaning, electrical contracting, and parking (“Outdoor Maintenance”) businesses have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Outdoor Maintenance businesses are classified as “Loss from discontinued operations, net of taxes” for all periods presented.

The following table sets forth the detail of the Company’s loss from discontinued operations for the nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2011	2012	2011
Revenues from discontinued operations	$1,266	$5,890	$5,041	$15,480
Loss from discontinued operations, net income taxes	$(1,875)	$(1,594)	$(3,446)	$(1,870)

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

8.    DISCONTINUED OPERATIONS (Continued):

The carrying amounts of the major classes of assets and liabilities of the Outdoor Maintenance businesses included in discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Assets:
Cash	$20	$63
Accounts receivable, net	1,796	2,666
Machinery and equipment, net	65	93
Other assets, net	2,827	3,851
	$4,708	$6,673
Liabilities:
Accounts payable and accrued expenses	528	467
Unpaid losses and loss-adjustment expenses	18	25
Other liabilities, net	1,274	1,110
	$1,820	$1,602

The following tables present the uncompleted contracts in progress (in thousands):

	September 30, 2012	December 31, 2011
Costs on contracts in progress	$6,877	$3,079
Estimated (loss) earnings	(1,062)	146
Accrued loss	1,062	-
	6,877	3,225
Less: billings to date	(4,680)	(2,351)
	$2,197	$874

The excess of billings over revenues earned to date and revenues earned to date over billings are included in assets of discontinued operations, respectively, on the accompanying condensed consolidated balance sheets as of (in thousands):

	September 30, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,197	$874
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
	$2,197	$874

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

September 30, 2012

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

The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate commonly known as 165-25 147th Avenue, Laurelton, Queens, New York and 85-01 24th Avenue, East Elmhurst, Queens, New York  (collectively, the “Real Estate”), and (b) personal property and other rights of the Borrower, all as more specifically described in that certain Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 (the “Mortgage”) and that certain Assignment of Leases and Rents dated as of July 1, 2010 among the Lenders and the Borrower, and other ancillary documents. The outstanding principal balance of the Loan bears interest at the fixed rate of 5.05% per annum.  The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

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

As part of the Credit agreement, the Company is obligated to comply with certain financial covenants. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of the net worth requirement for the nine months ended September 30, 2012. The Company is required to maintain Minimum Net Worth of greater than or equal to $75.0 million measured quarterly and for the trailing four quarters. While the Company’s net worth has been greater than $75.0 million for the trailing four quarters, it was $72.3 million for the quarter ended September 30, 2012. The Company has obtained a waiver for non-compliance with this covenant at September 30, 2012 from M&T and permanently amended this covenant calculation to $70.0 million.

As of September 30, 2012, the Company has $5.0 million outstanding under the Credit Agreement.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

11.    STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution of which a total of 13,472,281 shares has been issued by the Company.  On June 17, 2010, June 9, 2011, April 30, 2012, and June 7, 2012, the Company issued 56,850, 57,920, 55,149, and 5,884 restricted shares of common stock, respectively, under its stock incentive plan. As of September 30, 2012, a total of 13,648,084 shares have been issued by the Company (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of September 30, 2012.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2012 through September 30, 2012:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 23, 2012	December 31, 2011	January 31, 2012	February 15, 2012	$0.13 (1)
March 26, 2012	March 31, 2012	March 31, 2012	April 15, 2012	$0.08
June 7, 2012	June 30, 2012	June 30, 2012	July 15, 2012	$0.08
August 6, 2012	September 30, 2012	September 30, 2012	October 15, 2012	$0.08

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of September 30, 2012, the Company had 559,197 shares available for future issuance of awards under the Plan.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period.  All options expire ten years from the date of grant.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

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

The fair value these options granted is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of options granted on June 9, 2011, was $0.93 per share. The following assumptions were used for the options granted:

Risk free interest rate:	4.00%
Expected dividend yield:	5.20%
Expected life of option in years:	10.00
Expected volatility: (1)	30.00%

The following table presents the activity of options outstanding under the Plan for the nine months ended September 30, 2012:

Options	Number of Options	Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	265,000(a)	$11.14	$1.86
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at September 30, 2012 (2)	265,000	$11.14	$1.86
Options vested and exercisable at September 30, 2012	265,000	$11.14	$1.86

(a)         Of these outstanding and exercisable options, 255,000 options have a remaining contractual life of approximately 5.4 years and the remaining 10,000 options have a remaining contractual life of approximately 8.7 years.

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

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2012 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of September 30, 2012.

For the three and nine months ended September 30, 2012, the Company did not recognize any expense related to the stock option grants and for the three and nine months ended September 30, 2011, the Company recognized approximately $9,000 and $20,000, respectively, related to the stock option grants awarded under the Plan.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives vested on the grant date, one fourth vested on January 1, 2011, one fourth vested on January 1, 2012, and the remaining fourth will vest on January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and nine months ended September 30, 2012 and 2011 stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $6,000, $16,000, $19,000 and $47,000 respectively.

On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000, under the Plan. A total of 5,280 of these shares, with a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 52,640 shares, with a value of approximately $400,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 52,640 shares granted to each of the executives vested on the grant date, one fourth vested on March 18, 2012, and one fourth will vest each year on the following dates: March 18, 2013, and March 18, 2014. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and nine months ended September 30, 2012 and 2011, stock compensation expense relating to the restricted stock granted on March 18, 2011, was approximately $21,000, $46,000, $79,000, and $247,000 respectively.

On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the Plan. The shares issued on June 7, 2012 have a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The shares issued on April 30, 2012 have a value of approximately $375,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 55,149 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: April 30, 2013, April 30, 2014, and April 30, 2015. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the three and nine months ended September 30, 2012 and 2011, stock compensation expense relating to the restricted stock granted in 2012, was approximately $43,000, $205,000, $0, and $0 respectively.

For the three and nine months ended September 30, 2012 and 2011, the Company’s total stock compensation expense was approximately $70,000, $71,000, $303,000, and $314,000, respectively. As of September 30, 2012, there was approximately $284,000 of unamortized stock compensation related to restricted stock.

Special Distribution of Earnings and Profits:

On August 20, 2007, the Board of Directors of the Company declared a one time special distribution of accumulated earnings and profits on the Company’s common stock of $6.40 per share of common stock, payable in $20,000,000 of cash and 3,775,400 of the Company’s common stock. As of September 30, 2012, cash of approximately $19.9 million and 3,775,400 shares of the Company’s common stock have been distributed. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2012.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

12.    EARNINGS PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in the Company’s condensed consolidated statements of (loss) income.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(879)	$(99)	$(939)	$1,023
Loss from discontinued operations	1,875	1,594	3,446	1,870
Net loss	$(2,754)	$(1,693)	$(4,385)	$(847)

Denominator:
Weighted average common shares outstanding - basic and diluted	13,648,084	13,587,051	13,620,538	13,553,105

Basic and Diluted Per Share Information:
Net (loss) per share - basic and diluted	$(0.20)	$(0.12)	$(0.32)	$(0.06)

13.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin Moscou Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three and nine months ended September 30, 2012 were $267,000 and $790,000, respectively, and $198,000 and $445,000, respectively, for the three and nine months ended September 30, 2011.

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

Stanley Brettschneider, a former officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. (“Varsity”) which was a tenant at one of the Company’s rental properties until September 2012. Varsity had entered into a lease agreement which terminated in 2009 and was subject to four 5 year options to extend the term of the lease. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and was subject to increase in accordance with the lease agreement for the remaining four years. On July 2, 2012, the Company entered into a surrender agreement (“Agreement”) with Varsity regarding early termination of their existing lease. As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. On September 30, 2012, the Company entered into a rental agreement with Stanley Brettschneider (“Licensee”), to use certain land consisting of approximately 15,000 square feet at the 612 Wortman Ave property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which is to commence October 1, 2012 and terminate on November 30, 2012. Varsity also utilized some of the Company’s computer systems for a monthly fee. In addition, Mr. Brettschneider is also a compensated employee of Varsity. On April 11, 2012, the Company determined that Mr. Brettschneider’s employment as Vice President of the Company’s taxable REIT subsidiaries will terminate effective July 31, 2012.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Included in other liabilities in the accompanying condensed consolidated balance sheets (Note 7) as of September 30, 2012, and December 31, 2011, is the estimated liability for remediation costs of approximately $0.1 million and $0.2 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state, or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At September 30, 2012 and December 31, 2011, the Company’s insurance operations were not in compliance with the minimum net worth requirements.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time the Company informed CIMA of the intention to transfer the insurance balances into a New York based liquidating trust and dissolve the Company’s Cayman Islands based insurance operations once the transfer is complete. As of September 30, 2012, the Company is in the process of transferring the insurance balances into a liquidating trust.

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

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. During the three months ended September 30, 2012, the Company determined the liability is probable and reasonably estimable and accrued $1.5 million in other liabilities on the condensed consolidated balance sheet. The liability will be paid in installments of approximately $8,000 per month over a twenty year term.  As of September 30, 2012, the Company has made eight installment payments.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

15.    INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures:

The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on this investment as part of discontinued operations on the condensed consolidated statements of (loss) income.

In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

For the three and nine months ended September 30, 2012, the Company recorded its share of losses of approximately $45,000 and $91,000, respectively, for the equity investment. During the nine months ended September 30, 2012, the Company also recognized $65,250 in management fees. As of September 30, 2012 and December 31, 2011, the Company has a net receivable of approximately $0.4 million and $1.1 million, respectively, related to working capital advances to fund construction projects, which is included on the condensed consolidated balance sheets.

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

As of September 30, 2012, the Company has one investment in a VIE entity with a net carrying amount of $0.5 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s financial statements. The Company accounts for this investment under the equity method.

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

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$4,484	$4,484	$7,613	$7,613
Available-for-sale securities	554	554	1,896	1,896
Restricted cash	478	478	627	627
Accounts receivable, net	241	241	295	295
Financial liabilities:
Secured revolving credit facility	$5,000	$5,000	$-	$-
Mortgage note payable	45,500	50,051	45,500	49,137

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2012.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$554	$554	$554	$-	$-

Available-for-sale securities:  Fair values are based on current market quotes received from financial sources that trade such securities.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

17.    SEGMENTS:

Segment Information:

In accordance with ASC 280-10, the Company has established that its reportable segments are Real Estate Operations and Other Operations as of September 30, 2012. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the outside maintenance, shelter cleaning, electrical contracting, parking, and paratransit businesses, the operating results of these businesses are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

The Company primarily operated in two reportable segments: (i) Real Estate Operations and (ii) Other Operations.

Real Estate Operations rent Company owned real estate located in New York and Connecticut.

Other Operations provided various services to customers, including (i) personnel support, consulting, and maintenance services to the Metropolitan Transit Authority Bus Company (“MTABC”) for payroll, human resource, dispatch, procurement, inventory, and shop management systems for certain bus depots and (ii) insurance operations which assumes reinsurance of worker’s compensation, vehicle liability, and covenant liability of the Company and its affiliated companies from unrelated insurance companies based in the United States of America.

Both segment’s operations are conducted within the U.S., with the exception of the insurance operations which is conducted in the Cayman Islands.

The summarized segment information (excluding discontinued operations), as of and for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

Three Months Ended September 30, 2012

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,402	$ -	$-	$ 3,402
Operating expenses	1,930	780	-	2,710
Operating income (loss)	1,472	(780)	-	692
Other income (expense)	20	(1,591)	-	(1,571)
Income (loss) from continuing operations before income taxes	1,492	(2,371)	-	(879)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	$1,492	$(2,371)	$-	$(879)
Capital expenditures	$4,020	$-	$-	$4,020
Depreciation and amortization	$300	$22	$-	$322
Total assets (1)	$174,908	$803	$(49,818)	$125,893

(1) Does not include assets of the discontinued operations totaling $4,708.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

17.    SEGMENTS (Continued):

Three Months Ended September 30, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,521	$11	$-	$ 3,532
Operating expenses	2,033	749	(55)	2,727
Operating income (loss)	1,488	(738)	55	805
Other income (expense)	(597)	(229)	(55)	(881)
Income (loss) from continuing operations before income taxes	891	(967)	-	(76)
Provision for income taxes	23	-	-	23
Income (loss) from continuing operations	$868	$(967)	$-	$(99)
Capital expenditures	$176	$-	$-	$176
Depreciation and amortization	$315	$21	$-	$336
Total assets (2)	$171,354	$1,644	$(45,120)	$127,878

(2)  Does not include assets of the discontinued operations totaling $6,747.

Nine Months Ended September 30, 2012

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$10,538	$ 17	$-	$ 10,555
Operating expenses	6,484	2,256	-	8,740
Operating income (loss)	4,054	(2,239)	-	1,815
Other income (expense)	(1,148)	(1,606)	-	(2,754)
Income (loss) from continuing operations before income taxes	2,906	(3,845)	-	(939)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	$2,906	$(3,845)	$-	$(939)
Capital expenditures	$4,020	$-	$-	$4,020
Depreciation and amortization	$938	$64	$-	$1,002
Total assets (1)	$174,908	$803	$(49,818)	$125,893

(1) Does not include assets of the discontinued operations totaling $4,708.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

17.    SEGMENTS (Continued):

Nine Months Ended September 30, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$10,396	$307	$-	$ 10,703
Operating expenses	4,836	2,910	(180)	7,566
Operating income (loss)	5,560	(2,603)	180	3,137
Other income (expense)	(1,800)	(133)	(180)	(2,113)
Income (loss) from continuing operations before income taxes	3,760	(2,736)	-	1,024
Provision for (benefit from) income taxes	24	(23)	-	1
Income (loss) from continuing operations	$3,736	$(2,713)	$-	$1,023
Capital expenditures	$177	$6	$-	$183
Depreciation and amortization	$916	$64	$-	$980
Total assets (2)	$171,354	$1,644	$(45,120)	$127,878

(2) Does not include assets of the discontinued operations totaling $6,747.

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

Executive Summary:

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership, and management of real properties. We currently own seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to a commercial tenant and the remainder is leased to various tenants. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we owned a group of outdoor maintenance businesses, and electrical contracting business, and a parking business, which are presented as part of discontinued operations on our statements of (loss) income. On December 27, 2011, we entered into an asset purchase agreement to sell the assets and business of the outdoor maintenance businesses and on January 12, 2012, the sale was completed.  On February 1, 2012, we exited the parking business.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2012, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

Revenue Recognition-Real Estate Operations:

We recognize revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Our properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period the related expenses are incurred.

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the condensed consolidated statements of (loss) income (see Note 8 for further discussion regarding discontinued operations).

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

Asset Impairment:

We apply the provisions of ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment at September 30, 2012.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. We make our estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. As a result of our assessment, we recorded an impairment charge of approximately $0.1 million against accounts receivable and wrote off approximately $0.1 million of notes receivable as of September 30, 2012.

Discontinued Operations:

The condensed consolidated financial statements present the operations of our outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations (Note 8) in accordance with ASC 205-20-55 for the three months and nine months ended September 30, 2012 and 2011.

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

Investment in Equity Affiliates:

We invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. We record our share of the net income and losses from the underlying properties and any other-than-temporary impairment on this investment as part of discontinued operations on the condensed consolidated statements of (loss) income.

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

As of September 30, 2012, we have one investment which was made to a VIE entity with a net carrying amount of $0.5 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

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

The lease commenced on September 1, 2012 and the initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index (“CPI”) during the three successive five year options and fixed at the same base rent as the fifteenth year of the Lease during the one year option, or (ii) three successive five year options with base rent increasing by CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a “one-off” sale.

The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the Lease. During the first seven years of the lease, base annual rental income will increase at a fixed rate of 2%. After the seventh year of the Lease, base annual rent will increase based upon CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for property maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions, as defined, which will be the our responsibility.

On August 31, 2012, Farm Springs and Hartford Fire Insurance Company (the “Hartford”), former tenant of Farm Springs, entered into a release agreement whereby the Hartford paid Farm Springs $625,000 for certain deferred property maintenance items related to their tenancy.

612 Wortman Ave, LLC Property:

On July 2, 2012, we entered into a surrender agreement (“Agreement”) with Varsity Bus Co. Inc. (“Varsity”), a tenant of 612 Wortman Ave, LLC, our wholly-owned subsidiary, related to early termination of their existing lease.  As consideration for terminating their existing lease early, Varsity has agreed to pay us a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. In addition, on September 30, 2012, we entered into a rental agreement with Stanley Brettschneider (“Licensee”), to use certain land consisting of approximately 15,000 square feet at our 612 Wortman Ave property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which is to commence October 1, 2012 and terminate on November 30, 2012.  Currently, we are actively marketing the property in order to secure a lease with a new tenant.

Results of Operations:

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2012	2011	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$3,355	$3,431	$(76)	(2%)
Tenant reimbursements	47	90	(43)	(48%)
Other revenue	-	11	(11)	(100%)
Total revenues	3,402	3,532	(130)	(4%)
Operating expenses:
General and administrative expenses	2,184	2,193	(9)	nm
Property operating expenses	204	198	6	3%
Depreciation and amortization expense	322	336	(14)	(4%)
Total operating expenses	2,710	2,727	(17)	(1%)
Operating income	692	805	(113)	(14%)
Other income (expense):
Interest income	3	20	(17)	(85%)
Interest expense	(702)	(632)	(70)	11%
Change in insurance reserves	(23)	(113)	90	(80%)
Pension withdrawal expense	(1,488)	-	(1,488)	nm
Other	639	(156)	795	(510%)
Total other income (expense):	(1,571)	(881)	(690)	78%
Loss from continuing operations before income taxes	(879)	(76)	(803)	nm
Provision for income taxes	-	23	(23)	(100%)
Loss from continuing operations, net of taxes	(879)	(99)	(780)	788%
Discontinued Operations:
Loss from discontinued operations, net of taxes	(1,875)	(1,594)	(281)	18%
Net loss	$(2,754)	$(1,693)	$(1,061)	63%
nm – not meaningful

Property Rental Revenues

Property rental revenue decreased $0.1 million, or 2%, to $3.3 million for the three months ended September 30, 2012 from $3.4 million for the three months ended September 30, 2011. This decrease is primarily attributable to the termination of the Varsity lease partially offset by an increase in tenant revenue which began in the second quarter of 2012.

Tenant Reimbursements

Tenant reimbursements decreased $43,000, or 48%, to $47,000 for the three months ended September 30, 2012 from $90,000 for the three months ended September 30, 2011. This decrease is attributable to the early termination of the Varsity lease in the third quarter of 2012.

Other Revenue

Other revenue decreased $11,000, or 100% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease is primarily attributable to the decrease in software services provided to Varsity which terminated in the third quarter of 2012 as a result of the early termination of their lease.

Operating Expenses

Operating expenses decreased $17,000 or 1%, and remained fairly consistent for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Other Income (Expense)

Other income (expense) increased $0.7 million or 78%, to ($1.6) million for the three months ended September 30, 2012 from ($0.9) million for the three months ended September 30, 2011. This increase is primarily attributable to the pension withdrawal liability partially offset by income received as settlement from the former tenant at our Farm Springs property as a result of incidental property damages during the term of the lease.

Provision For Income Taxes

The provision for income taxes represents federal, state, and local taxes primarily based on the taxable income of the taxable REIT subsidiaries. The Company did not record a provision for income taxes for the three months ended September 30, 2012. The provision for income taxes for the three months ended September 30, 2011 was $23,000.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, electrical contracting, and parking operations), and paratransit businesses.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$10,279	$10,079	$200	2%
Tenant reimbursements	259	317	(58)	(18%)
Other revenue	17	307	(290)	(94%)
Total revenues	10,555	10,703	(148)	(1%)
Operating expenses:
General and administrative expenses	7,100	5,994	1,106	18%
Property operating expenses	638	592	46	8%
Depreciation and amortization expense	1,002	980	22	2%
Total operating expenses	8,740	7,566	1,174	16%
Operating income	1,815	3,137	(1,322)	(42%)
Other income (expense):
Interest income	27	66	(39)	(59%)
Interest expense	(2,009)	(1,889)	(120)	6%
Change in insurance reserves	38	(149)	187	(126%)
Pension withdrawal expense	(1,488)	-	(1,488)	nm
Other	678	(141)	819	(581%)
Total other income (expense):	(2,754)	(2,113)	(641)	30%
(Loss) income from continuing operations before income taxes	(939)	1,024	(1,963)	(192%)
Provision for income taxes	-	1	(1)	(100%)
(Loss) income from continuing operations, net of taxes	(939)	1,023	(1,962)	(192%)
Discontinued Operations:

Loss from discontinued operations, net of taxes	(3,446)	(1,870)	(1,576)	84%
Net loss	$(4,385)	$(847)	$(3,538)	418%
nm – not meaningful

Property Rental Revenues

Property rental revenue increased $0.2 million, or 2%, to $10.3 million for the nine months ended September 30, 2012 from $10.0 million for the nine months ended September 30, 2011. This increase is primarily attributable to new tenants with leases that began in the second and third quarters of 2012 partially offset by a decrease in revenue due to the early termination of the Varsity lease.

Tenant Reimbursements

Tenant reimbursements decreased $58,000, or 18%, to $259,000 for the nine months ended September 30, 2012 from $317,000 for the nine months ended September 30, 2011. This decrease is primarily attributable to the early termination of the Varsity lease in the third quarter of 2012.

Other Revenue

Other revenue decreased $290,000, or (94%), to $17,000 for the nine months ended September 30, 2012 from $307,000 for the nine months ended September 30, 2011. This decrease is primarily attributable to the decrease in revenue from the MTABC contract which terminated in June 2011.

Operating Expenses

Operating expenses increased $1.2 million, or 16%, to $8.7 million for the nine months ended September 30, 2012 from $7.5 million for the nine months ended September 30, 2011. This increase is primarily attributable to consulting and legal fees relating to the divestiture of our taxable REIT subsidiaries and professional fees and expenses related to potential real estate acquisitions, an increase in stock compensation expense associated with the grant of restricted shares in 2012, and severance costs related to the divestiture.

Other Income (Expense)

Other income (expense) increased $0.6 million or 30%, to ($2.7) million for the nine months ended September 30, 2012 from ($2.1) million for the nine months ended September 30, 2011. This increase is primarily attributable to the pension withdrawal liability offset by income received from the former tenant at our Farm Springs property as a result of incidental property damages the term of the lease.

Benefit From Income Taxes

The provision for income taxes represents federal, state, and local taxes primarily based on the taxable income of the taxable REIT subsidiaries. We did not record a provision for income taxes for the nine months ended September 30, 2012.  The provision for income taxes for the nine months ended September 30, 2011 was $1,000.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, electrical contracting, and parking operations), and paratransit businesses.

Liquidity and Capital Resources

At September 30, 2012, we had unrestricted cash and cash equivalents of approximately $4.5 million compared to $7.6 million at December 31, 2011. We fund operating expenses and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. We believe that our net cash provided by operations along with our existing credit facility will be sufficient to fund our short-term liquidity requirements for the next twelve months and to meet our dividend requirements to maintain our REIT status.

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

The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate commonly known as 165-25 147th Avenue, Laurelton, Queens, New York and 85-01 24th Avenue, East Elmhurst, Queens, New York  (collectively, the “Real Estate”), and (b) personal property and other rights of the Borrower, all as more specifically described in that certain Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 (the “Mortgage”) and that certain Assignment of Leases and Rents dated as of July 1, 2010 among the Lenders and the Borrower, and other ancillary documents. The outstanding principal balance of the Loan bears interest at the fixed rate of 5.05% per annum.  The Borrower is required to make monthly payments of interest only in the amount of $191,479.  The principal is payable on the maturity date July 1, 2017.

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

As part of the Credit agreement, we are obligated to comply with certain financial covenants. We were in compliance with all financial covenants and restrictions for the periods presented with the exception of the Minimum Net Worth requirement for the nine months ended September 30, 2012. We are required to maintain net worth of greater than or equal to $75.0 million measured quarterly and for the trailing four quarters. While our net worth has been greater than $75.0 million for the trailing four quarters, it was $72.3 million for the quarter ended September 30, 2012. We have obtained a waiver for non-compliance with this covenant at September 30, 2012 from M&T and permanently amended this covenant calculation to $70.0 million.

As of September 30, 2012, we have $5.0 million outstanding under the Credit Agreement.

Earnings and Profit Distribution:

As of September 30, 2012, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed in connection with a one-time special distribution of accumulated earnings and profits. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2012.

Net Cash Flows:

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Operating Activities

Net cash provided by operating activities was approximately $0.7 million for the nine months ended September 30, 2012, and approximately $1.7 million for the nine months ended September 30, 2011. For the 2012 period, cash provided by operating activities was primarily related to (i) a loss from continuing operations of approximately $0.9 million (ii) a increase in accounts payable and other liabilities of $1.9 million (iii) depreciation and amortization expense of $1.7 million (iv) an increase in deferred charges of $1.2 million (v) an increase in other assets of $0.9 million (vi) a decrease in insurance reserves of $0.3 million (vii) and stock compensation expense of approximately $0.3 million. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $1.0 million (ii) depreciation and amortization expense of $1.8 million (iii) a decrease in insurance reserves of $0.2 million (iv) stock compensation expense of approximately $0.3 million, and (vii) an increase in other assets of $0.9 million.

Investing Activities

Net cash (used in) provided by investing activities was approximately $2.5 million for the nine months ended September 30, 2012 and approximately $0.1 million for the nine months ended September 30, 2011. For the 2012 period, cash used in investing activities primarily related to (i) purchases of leasehold improvements of $4.0 million (ii) proceeds from the sale of investments of approximately $1.4 million and (iii) restricted cash of $0.1 million. For the 2011 period, cash provided by investing activities primarily related to (i) purchases of machinery and equipment of approximately $0.3 million (ii) proceeds from the sale of investments of approximately $0.3 million and (iii) restricted cash of approximately $0.1 million.

Financing Activities

Net cash used in financing activities was approximately $0.1 million and $4.6 million, respectively, for the nine months ended September 30, 2012 and 2011. For the 2012 period, cash used in financing activities was primarily related to proceeds from our revolving credit facility of $5.0 million and payment of the Company’s quarterly and supplemental dividends of approximately $5.1 million.  For the 2011 period, cash used in financing activities was related to the payment of the Company’s quarterly and supplemental dividends.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2012 and 2011 (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(2,754)	$(1,693)	$(4,385)	$(847)
Plus: Real property depreciation	261	284	830	832
Amortization of intangible assets	68	205	477	614
Amortization of deferred leasing commissions	39	30	108	84
Funds from operations (FFO)	$(2,386)	$(1,174)	$(2,970)	$ 683
Loss from taxable-REIT Subsidiaries	2,371	992	3,844	2,736
Loss from discontinued operations	1,875	1,594	3,446	1,870
Discontinued operations - depreciation	6	105	19	298
Adjusted funds from operations (AFFO)	$1,866	$1,517	$4,339	$5,587
FFO per common share - basic and diluted	$(0.17)	$(0.09)	$(0.22)	$0.05
AFFO per common share - basic and diluted	$0.14	$0.11	$0.32	$0.41
Weighted average common shares outstanding - basic and diluted	13,648,084	13,587,051	13,620,538	13,553,105

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

On November 15, 2011, in accordance with our lease, we gave notice to our landlord of our intention to terminate our parking garage lease early, and on February 1, 2012, we exited the parking business.

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

In conjunction with this informal agreement, we have retained the services of an environmental engineering firm to assess the cost of the Study. Our initial engineering report had an estimated cost range with a low-end of the range of approximately $1.4 million and a high-end range estimate of approximately $2.6 million, which provided a “worst case” scenario whereby we would be required to perform full remediation on all site locations. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. While additional costs associated with environmental remediation and monitoring are probable, it is not possible at this time to reasonably estimate the amount of any future obligation until the Study has been completed. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of September 30, 2012 and December 31, 2011, we have recorded a liability for remediation costs of approximately $0.1 million and $0.2 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000.  At September 30, 2012 and December 31, 2011, we were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete.  As of September 30, 2012, we are in the process of transferring the insurance balances into a liquidating trust.

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

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture.  During the three months ended September 30, 2012, we determined the liability is probable and reasonably estimable and accrued $1.5 million in other liabilities on our condensed consolidated balance sheet. The liability will be paid in installments of  approximately $8,000 per month over a twenty year term.  As of September 30, 2012, we have made eight installment payments.

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

Off Balance Sheet Arrangements

As part of our electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of September 30, 2012, we have three performance bonds outstanding in the amount of $10.2 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012 and December 31, 2011, we did not have any variable rate liabilities.

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

During the nine months ended September 30, 2012, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

10.1

Third Amendment and Waiver to Credit Agreement dated November 8, 2012, among GTJ REIT, Inc., a Maryland corporation, as Borrower, and Manufacturers and Traders Trust Company, a New York banking corporation, as Bank.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended September 30, 2012, filed on November 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of (Loss) Income, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: November 9, 2012	/s/ Paul A. Cooper
Paul A. Cooper
Chief Executive Officer

Dated: November 9, 2012	/s/ David J. Oplanich
David J. Oplanich
Chief Financial Officer