Form 10-K
period 2012-12-31
GTJ REIT, Inc.
filed 2013-04-01
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

                State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of March 25, 2013, there were 13,648,084 shares of common stock issued and outstanding.

GTJ REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

              We are a real estate investment trust ("REIT") which, as of the date of this report, owns and operates a total of 32 commercial properties in New York, New Jersey, and Connecticut. We were incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a REIT, under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the "Code"), for which corporations may be organized under Maryland General Corporation Law. We have focused primarily on the ownership and management of commercial real estate located in New York City metropolitan areas. In addition, we provided, through our taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, as well as electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York, and operated and managed a parking garage facility located in New York City. Most of these operations have been discontinued, and we are continuing our focus on our real estate-related businesses.

              On March 29, 2007, we commenced operations upon the completion of the Reorganization described below. Effective July 1, 2007, we elected to be treated as a REIT under the Code, and elected December 31st as our fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999, we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

              On July 24, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") with Triboro Coach Corp., a New York corporation ("Triboro"); Jamaica Central Railways, Inc., a New York corporation ("Jamaica"); Green Bus Lines, Inc., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); Triboro Acquisition, Inc., a New York corporation ("Triboro Acquisition"); Jamaica Acquisition, Inc., a New York corporation ("Jamaica Acquisition"); and Green Acquisition, Inc., a New York corporation ("Green Acquisition" and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization ("Reorganization") of the ownership of the Bus Companies into GTJ REIT, Inc. (the "Company") with the surviving entities of the merger of the Bus Companies and the Acquisition Subsidiaries becoming wholly-owned subsidiaries and the former shareholders of the Bus Companies becoming stockholders in the Company. Under the Reorganization approximately 10,000,000 shares of our common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in exchange for their shares in the Bus Companies.

              At the time of the Reorganization, the Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property, four of which are currently leased to the City of New York on a triple-net basis, one of which is currently leased to a commercial tenant on a triple net basis, and one of which is leased to various tenants. There is an additional property of negligible size which is not rentable. At December 31, 2012, we owned seven properties containing a total of approximately 561,000 square feet of leasable area.

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

              On July 25, 2011, our Board of Directors (the "Board") voted to divest substantially all of our taxable REIT subsidiaries. Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. Following the completion of the divestiture, our plan is to continue focusing on the growth and expansion of our real estate operations.

              On November 15, 2011, in accordance with our lease, we gave notice to our landlord of our intention to terminate our parking garage lease early, and on February 1, 2012, we exited the parking garage business.

              On December 27, 2011, MetroClean Express Corp. ("MetroClean") and Shelter Clean Inc. ("Shelter Clean") entered into an asset purchase agreement with Triangle Services, Inc. (the "Purchaser") for the sale of substantially all of the assets and business of MetroClean and Shelter Clean to the Purchaser. On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

              On January 17, 2013, we and our wholly-owned subsidiaries GTJ GP, LLC (the "General Partner") and GTJ Realty, LP (the "UPREIT") (collectively, "the Company"), and Wu/Lighthouse Portfolio, LLC ("Wu/Lighthouse Portfolio"), Jeffrey Wu ("Wu"), the Wu Family 2012 Gift Trust (the "Wu Trust"), Paul Cooper ("P. Cooper"), Louis Sheinker ("L. Sheinker"), Jerome Cooper ("J. Cooper"), Jeffrey Ravetz ("J. Ravetz") and Sarah Ravetz ("S. Ravetz"), and together with Wu/Lighthouse Portfolio, Wu, the Wu Trust, P. Cooper, L. Sheinker, J. Cooper, J. Ravetz and S. Ravetz collectively hereinafter referred to as "Sellers"), entered into a certain contribution agreement effective as of January 1, 2013 (the "Contribution Agreement") pursuant to which the UPREIT acquired all of the Sellers' outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut (the "Acquired Properties").

              In consideration of the acquisition of the Acquired Properties, the UPREIT issued to the Sellers limited partnership units of the UPREIT such that immediately following closing, we beneficially owned 66.71% of the outstanding partnership units of the UPREIT and the Sellers (other than Wu/Lighthouse Portfolio) collectively received 33.29% of the partnership units therein.

              The General Partner is the general partner of the UPREIT (through its 1% general partnership interest in the UPREIT) and as a result thereof, we, through our ownership of General Partner, will exercise managerial control over the properties, business and operations of the UPREIT. The UPREIT is authorized to issue common limited partnership units, Class A limited partnership units and Class B limited partnership units. While all limited partnership units have the same economic rights, holders of the UPREIT's Class B limited partnership units have no voting rights. We hold Class A limited partnership units.

Description of REIT Business

              Our REIT business consists of the acquisition, ownership, and management of real properties. At December 31, 2012, we owned seven parcels of real property, each of which are described in further detail in the "Portfolio of Real Properties" section. As a result of the January 17, 2013 acquisition discussed above, we currently own a total of 32 properties, including our seven previously-owned properties. We intend to further expand our real property portfolio beyond these 32 parcels.

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

              Types of Investments

              We intend to invest primarily in quality commercial real properties. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of real properties within our geographic area that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. Because a significant factor in the valuation of income-producing real property is the potential for future income, we anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders.

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

              We anticipate that the purchase price of properties we acquire will vary depending on a number of factors, including size and location. In addition, our operating costs will vary based on the amount of debt we incur in connection with financing the acquisition. We may not be able to purchase a diverse portfolio of real properties unless we find sources of financing. It is difficult to predict the actual number of properties that we will acquire because the purchase prices of properties vary widely and our investment in each will vary based on the amount and cost of debt financing we use.

              Real Property Acquisition Process

              We intend to acquire real properties using newly-formed or existing subsidiaries which are wholly-owned by the UPREIT. In addition to fee simple interests, we may acquire long-term ground leases. Other methods of acquiring real property may be used when advantageous. For example, we may acquire properties through a joint venture, limited partnership, or the acquisition of substantially all of the interests of an entity that in turn owns a parcel of real property.

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

              Joint Ventures

              We may invest in general partnership, limited partnership (such as the UPREIT), and joint venture arrangements with other real estate investors. There is a potential risk that we or a joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the decision. Furthermore, we cannot guarantee that we will have sufficient financial resources to exercise any right of first refusal that may be part of a partnership or joint venture agreement.

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

              Sale or Other Disposition of Our Real Property

              Our Board of Directors determines whether a particular real property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives including maximizing capital appreciation and the effect on our obligations under existing agreements, including the Tax Protection Agreement entered into as part of the January 2013 transaction with the Sellers. We cannot guarantee that our investment objectives will be realized.

              When appropriate, we may structure the sale of a real property as a "like-kind exchange" under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general policy will be to reinvest in additional real properties proceeds from the sale, financing, refinancing, or other disposition of our real properties that represent our initial investment in such real property or, secondarily, to use such proceeds for the maintenance and repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing, and refinancing proceeds is to increase the total value of real estate assets that we own, and the cash flow derived from such assets to pay distributions to our stockholders.

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

              Presently, we do not intend to sell any of the real properties we acquired from the Bus Companies for a period of ten years after we made our REIT election, which ends, July, 2017. Under the Code, if real property acquired from the Bus Companies is sold within such ten year period, we would be taxed on the gain from the sale, as if such real property were in the hands of the Bus Companies, and a subsequent distribution of any of the profits would be taxed to the stockholder as a dividend. This would subject the proceeds of such sale to double taxation meaning taxation both at the corporate and stockholder level. In addition, if we sell any of the 25 properties we acquired in the January 2013 transaction described above during the next seven years, we may be required to pay the Sellers certain monies as set forth in the Tax Protection Agreement.

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

              Investment in Securities

              We do not intend to invest in equity securities of another entity, other than a directly or indirectly wholly-owned subsidiary, unless our Board of Directors approves the investment as part of a real property investment. We may purchase our own securities if the Board of Directors determines such purchase to be in our best interest. In the future, we may acquire some, all, or substantially all of the securities or assets of other REITs or similar entities where that investment would be consistent with our investment policies and REIT qualification requirements. There are no limitations on the amount or percentage of our total assets that may be invested in any one issuer, other than those imposed by the gross income and asset tests that we must satisfy to qualify as a REIT. We do not intend on purchasing securities that would require us to register as an "investment company" under the Investment Company Act of 1940, however, if we did purchase such securities, we would seek to divest the securities before any registration would be required.

              Changes in Our Investment Objectives

              Subject to the limitations in our charter, our bylaws, and the Maryland General Corporation Law, our business and policies will be controlled by our Board of Directors. Our Board of Directors has the right to establish policies concerning investments and the right, power, and obligation to monitor our procedures, investment operations, and performance of our company. Thus, stockholders must be aware that the Board of Directors, acting consistently with our organizational documents, applicable law, and their fiduciary obligations, may elect to modify our objectives and policies from time to time.

              Distribution Policy

              We cannot assure you that we will make distributions. In order to continue to qualify as a REIT for federal income tax purposes, we are required to, among other things, distribute at least 90% of our REIT taxable income, other than net capital gains, each taxable year. Our policy is to make such distributions on a quarterly basis. We will seek to avoid, to the extent possible, the fluctuations in distributions that might result if distribution payments were based solely on actual cash received during the distribution period. To implement this policy, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our Board of Directors. Our ability to maintain this policy will depend upon, among other things, the availability of cash and applicable requirements for qualification as a REIT under the Code. Therefore, we cannot guarantee that there will be cash available to pay distributions or that distributions will not fluctuate. If cash available for distribution is insufficient to pay distributions to our stockholders, we may distribute payment in the form of shares of our common stock or obtain the necessary funds by borrowing, issuing new securities, or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

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

              One Time Earnings and Profits Distribution

              On August 20, 2007, our Board of Directors declared a one time special distribution of accumulated earnings and profits on our common stock of $6.40 per share, payable in cash and in common stock. For the purposes of the special distribution, our common stock was valued at $11.14 per share. The special distribution totaled approximately $62.1 million. Each stockholder elected to receive cash or stock, or a combination of both. As of December 31, 2012, we distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million) to our stockholders in connection with the special distribution.

Portfolio of Real Properties

              The following represents our portfolio of real properties we owned as of December 31, 2012:

              165-25 147th Avenue.    165-25 147th A venue, Jamaica, New York (the "147th Avenue Property") is owned in fee simple. The 147th Avenue Property consists of a 151,068 square foot industrial building located on 6.567 acres. The 147th Avenue Property is comprised of three parcels. The main parcel contains an entire block which is bordered by Rockaway Boulevard to the South, 167th Street to the North, 146th Avenue to the West and 147th Avenue to the East. A second parcel is located on the SE corner of 147th Avenue and 167th Street and a third parcel is located on the NE corner of 147th Avenue and 167th Street. The real property is leased to New York City as a bus depot for an initial term of 21 years, expiring December 2026, with a first year rent of approximately $2.8 million which rent escalates to a 21st year rent of approximately $4.1 million. Rent continues to escalate during the following two 14 year extension terms.

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

              612 Wortman Avenue.    612 Wortman Avenue, Brooklyn, New York (the "Wortman Avenue Property") is owned in fee simple. The Wortman Avenue Property consists of an industrial building of 27,250 square feet located on 10.389 acres. The Wortman Avenue Property is located along the entire block front surrounded by Wortman Avenue to the North, Cozine Avenue to the South, Fountain Avenue to the East and Montauk Avenue to the West. An additional parcel made up of three tax lots is located along the entire block front bordered by Cozine Avenue, Milford Avenue, Flatlands Avenue, and Logan Street. The Wortman Avenue Property was primarily leased to Varsity Bus Co., Inc ("Varsity") from 2003 through 2012. Under the lease, Varsity leased 238,182 square feet of outdoor parking and approximately 16,928 square feet of indoor maintenance and office space for $311,800 per year, increasing by the cost of living index from September 2006 to August 2010, when the term ended. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the extension, which began on September 1, 2010, was approximately $833,000 and was subject to increase in accordance with the lease agreement for the remaining four years. In addition, Varsity also paid a 60% share of utility and building maintenance costs. On July 2, 2012, we entered into a surrender agreement ("the Surrender Agreement") with Varsity related to early termination of their existing lease. As consideration for terminating their existing lease early, Varsity agreed to pay us a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. As of December 31, 2012, Varsity defaulted on payment of two of the monthly installments totaling approximately $0.1 million. As a result of this, a notice of default was sent to Varsity, and we are currently pursuing full payment of amount owed. In addition, on September 30, 2012, we entered into a rental agreement with Stanley Brettschneider ("Licensee"), to use certain land consisting of approximately 15,000 square feet at our Wortman Avenue Property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which commenced October 1, 2012 and terminated on November 30, 2012. Subsequent to the termination of the rental agreement, the Licensee continued to use the land for the purpose of bus parking throughout December 2012 in which the Licensee incurred an additional sum of approximately $18,000. Currently, we are actively marketing the property in order to secure a lease with a new tenant. The balance of the Wortman Avenue Property has been occupied by various tenants.

              23-85 87th Street.    23-85 87th Street, East Elmhurst, New York (the "87th Street Property") is owned in fee simple. The 87th Street Property consists of a 52,020 square foot industrial building on 7.016 acres. The 87th Street Property is located on the block front bordered by 23rd Avenue to the North, 24th Avenue to the South, 87th Street to the West and 89th Street to the East in East Elmhurst, New York. The 87th Street Property is leased to Avis Rent-A-Car Systems, Inc. as an automobile leasing and maintenance depot under a lease dated October 31, 2003 with a term ending October 31, 2023, with a base rent of approximately $1.8 million per year. For the sixth, eleventh, and sixteenth years, the base rent will be increased by the greater of 105% of the immediately preceding base rent or the cumulative cost of living index increase for the preceding five years but not in excess of 115% of the immediately preceding base rent. The initial base rent had been reduced to approximately $1.5 million per year until the property was rezoned (which occurred in 2008). As a result of the rezoning, the base rent was increased to approximately $1.8 million per year plus an adjustment tied into the increase in the CPI pursuant to the lease as noted above.

              8 Farm Springs Road.    8 Farm Springs Road, Farmington, Connecticut (the "Farm Springs Property") is owned in fee simple. The Farm Springs Property consists of a 107,654 square foot office building on approximately 10.53 acres. The Farm Springs Property had been leased to the Hartford Insurance Company ("the Hartford") as an office building for a term of 10 years with an annual rent of approximately $2.2 million escalating to approximately $2.3 million in 2012. The Farm Springs Property lease with the Hartford expired in August of 2012, and on June 6, 2012, we entered into a lease agreement with United Technologies Corporation ("United Technologies") in which United Technologies would lease 107,654 square feet of office space and the adjacent parking structure beginning September 1, 2012. The initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index ("CPI") during the three successive five year options and fixed at the same base rent as the fifteenth year of the Lease during the one year option, or (ii) three successive five year options with base rent increasing by CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a "one-off" sale. The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the Lease. During the first seven years of the lease, base annual rental income will increase at a fixed rate of 2%. After the seventh year of the Lease, base annual rent will increase based upon CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for property maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions, as defined, which will be the our responsibility.

              On January 17, 2013, we entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut. As a result of this acquisition we currently own a total of 32 properties, including our seven previously-owned properties. The 25 acquired properties are listed below:

Property	Property Address
Wu/LH 466 Bridgeport L.L.C.	466 Bridgeport Avenue, Shelton, CT
Wu/LH 470 Bridgeport L.L.C.	470 Bridgeport Avenue, Shelton, CT
Wu/LH 950 Bridgeport L.L.C.	950 Bridgeport Avenue and 974 Bridgeport Avenue, Milford, CT
Wu/LH 12 Cascade L.L.C.	12 Cascade Boulevard, Orange, CT
Wu/LH 15 Executive L.L.C.	15 Executive Boulevard, Orange, CT
WU/LH 35 Executive L.L.C.	35 Executive Boulevard, Orange, CT
WU/LH 15 Progress L.L.C.	15 Progress Drive, Shelton, CT
Wu/LH 22 Marsh Hill L.L.C.	22 Marsh Hill Road, Orange, CT
Wu/LH 25 Executive L.L.C.	25 Executive Boulevard, Orange, CT
Wu/LH 269 Lambert L.L.C.	269 Lambert Road, Orange, CT
Wu/LH 103 Fairview Park L.L.C.	103 Fairview Park Drive, Elmsford, NY
Wu/LH 412 Fairview Park L.L.C.	412 Fairview Park Drive, Elmsford, NY
Wu/LH 401 Fieldcrest L.L.C.	401 Fieldcrest Avenue, Elmsford, NY
Wu/LH 404 Fieldcrest L.L.C.	404 Fieldcrest Drive, Elmsford, NY
Wu/LH 36 Midland L.L.C.	36 Midland Avenue, Port Chester, NY
Wu/LH 100-110 Midland L.L.C.	100-110 Midland Avenue, Port Chester, NY
Wu/LH 112 Midland L.L.C.	112 Midland Avenue, Port Chester, NY
Wu/LH 199 Ridgewood L.L.C.	199 Ridgewood Drive, Elmsford, NY
Wu/LH 203 Ridgewood L.L.C.	203 Ridgewood Drive, Elmsford, NY
Wu/LH 8 Slater L.L.C.	8 Slater Street, Port Chester, NY
Wu/LH 100 American L.L.C.	100 American Road, Morris Plains, NJ
Wu/LH 200 American L.L.C.	200 American Road, Morris Plains, NJ
Wu/LH 300 American L.L.C.	300 American Road, Morris Plains, NJ
Wu/LH 400 American L.L.C.	400 American Road, Morris Plains, NJ
Wu/LH 500 American L.L.C.	500 American Road, Morris Plains, NJ

              Renovations and Improvements

              At December 31, 2012, our real properties, except for the 87th Street Property, Wortman Avenue Property, and the Farm Springs Property, are used as bus depots. As part of our Farm Springs' lease agreement with United Technologies, we paid United Technologies a sum of approximately $3.8 million to be applied toward various costs, including, but not limited to, telecom/data cabling, architectural, engineering, consulting, relocating, and permitting/filing fees. All work is being performed by United Technologies. We have no significant plans or obligations to renovate or further develop any of our real properties.

Financing Arrangements

              Aviva Loan Agreement

              On February 22, 2013 (the "Closing Date"), Farm Springs Road, LLC ("Farm Springs"), wholly owned-subsidiary of the UPREIT, and Aviva Life and Annuity Company ("Aviva") entered into a Open-End First Mortgage Deed, Security Agreement and Fixture Filing (the "Agreement"), as well as a promissory note (the "Note"). Pursuant to the Agreement and Note, Farm Springs borrowed fifteen million dollars ($15,000,000) (the "Proceeds") from Aviva, at an interest rate of three percent (3%) per annum. Pursuant to the Note, Farm Springs shall pay interest only in the amount of thirty seven thousand five hundred dollars ($37,500) in fifty nine (59) consecutive installments from April 1, 2013 until February 1, 2018. On March 1, 2018, Farm Springs shall make a final payment of the entire remaining balance of the Proceeds, in addition to any unpaid interest. In addition, Farm Springs executed a Reserve Agreement dated as of the Closing Date, whereby Farm Springs provided additional collateral to Aviva of two hundred twenty-five thousand dollars ($225,000). Ten million seventy thousand nine hundred ten dollars ($10,070,910) from the Proceeds was used to satisfy in full the our obligations to M&T Bank relating to a prior mortgage on the Property including the release of the guaranty given by the Company to M&T Bank. The remaining Proceeds will be used for general working capital and other corporate purposes and partner distributions.

              For the purposes of securing the Proceeds, Farm Springs has granted Aviva a security interest in 8 Farm Springs Road, Farmington, Connecticut. Such security interest includes, but is not limited to, all rents, insurance claims and all fixtures relating to such Property. The obligations under the Agreement are guaranteed by GTJ Realty, L.P., pursuant to the terms of that certain Guaranty entered into by GTJ Realty, L.P. and Aviva.

              Secured Revolving Credit Facility

              On August 26, 2011, we entered into a certain credit agreement ("the Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"). The Credit Agreement provides for, among other things, a $10 million revolving credit facility (the "Revolver"). The Revolver is available to us to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires that we satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio, (iii) Leverage Ratio and (iv) Liquidity all as defined in the Credit Agreement, and other usual and customary restrictions and covenants, as defined. As a condition to M&T entering into the Credit Agreement, we agreed to indemnify M&T against certain claims pursuant to that certain Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

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

              As part of the Credit agreement, we are obligated to comply with certain financial and nonfinancial covenants. As of December 31, 2012, we were in compliance with all financial and nonfinancial covenants.

              As of December 31, 2012, we had $5.0 million outstanding under the Credit Agreement. Our obligations under the Credit Agreement were satisfied in full on February 22, 2013.

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

              Competitive Position of Our Real Properties

              We believe our real properties located in New York, New Jersey, and Connecticut, are in a favorable competitive position, since i) there are not many sites in Queens, Brooklyn, and New York that are suitable as bus depots or for the mass parking of automobiles and ii) since our properties are located where many corporate executives reside, offering very short commutation times for such persons, is close to major highways, and has substantial parking.

              Insurance Coverage

              Our real properties are covered under an umbrella liability insurance policy. We believe that our insurance is adequate in amount and coverage.

              Occupancy

              With the exception of the Wortman Avenue Property, our real properties are fully occupied. New York City is the sole tenant of four of the real properties, (147th Avenue Property, Rockaway Beach Property, 24th Avenue Property, and Guy Brewer Property), Avis Rent-A-Car is the sole tenant of the fifth real property (87th Street Property), United Technologies Corporation is the sole tenant of the sixth real property (Farm Springs Property), and various tenants occupy a portion of the seventh real property (Wortman Avenue Property) and the remainder is available for lease. The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operation.

              Depreciation

              The following table provides information on tax depreciation of our real properties at December 31, 2012:

Property	Tax Basis	Depreciation Method(1)	Remaining Life
147th Avenue Property and Rockaway Beach Property	$2,685,207	MACRS	15 years
24th Avenue Property	$1,390,880	MACRS	15 years
Guy Brewer Property	$919,805	MACRS	15 years
Wortman Avenue Property and 87th Street Property	$4,918,194	MACRS	15 years
Farm Springs Property	$21,740,521	MACRS	34 years

(1)
Modified Accelerated Cost Recovery System (MACRS) is the current method of accelerated asset depreciation under the Code.

              Environmental Matters

              During 2012, our real property, except for the Farm Springs Property, has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we had entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby we had committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. We concluded that the estimated cost range to perform full remediation on all site locations would be between approximately $1.4 million to $2.6 million. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.

              As of December 31, 2012 and 2011, we have recorded a liability of approximately $0.1 million and $0.2 million, respectively, related to the Study as disclosed in the engineering report. Presently, we are not aware of any claims or remediation requirements from any local, state, or federal government agencies. Each of our properties, except for the Farm Springs Property, is still used as transit depots, including maintenance of vehicles. Our tenants are responsible for environmental conditions which occur during their tenancies, based on the terms of their respective leases.

              Competition for Additional Real Properties and Tenants

              Our real property operations are subject to normal competition with other investors to acquire real property and to profitably manage such real property. Numerous other REITs, banks, insurance companies, and pension funds, as well as corporate and individual developers and owners of real estate, compete with us in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than us. Since our real properties, with the exception of the Wortman Avenue Property, are leased under long-term lease arrangements that are not due to expire in the next twelve months, we do not currently face any immediate competitive re-leasing pressures. While Varsity Bus terminated their lease early at our Wortman Avenue Property, we are currently actively marketing the property in order to secure a lease with a new tenant.

              Employees

              At December 31, 2012, we have six employees involved on a full time or part time basis with respect to our REIT operations. We believe that our relationship with our employees is good.

Discontinued Outdoor Maintenance Operations

              We, through our wholly-owned subsidiary, Shelter Express Corp., operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. On July 25, 2011, our Board voted to divest substantially all of our taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, and electrical contracting businesses). Although our parking garage operations were not divested at this time, our Board subsequently voted to divest the operations on November 11, 2011. These taxable REIT subsidiaries were taxed as corporations. The majority of these operations were based in the New York metropolitan area, with additional operations based in the Los Angeles, California and Phoenix, Arizona metropolitan areas. This group also included a number of other subsidiaries which are inactive and have little or no assets. The significant subsidiaries are described below.

New York Metropolitan Area Operations

              Our operations in the New York metropolitan area included MetroClean Express Corp. ("MetroClean"), Shelter Express Corp. ("Shelter Express"), Shelter Electric Maintenance Corp. ("Shelter Electric"), and Shelter Parking Corp. ("Shelter Parking").

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

              Shelter Electric

              Shelter Electric is a licensed electrical contractor which provides support services for the activities of MetroClean Express and electrical contracting services to other customers. Services include electrification of bus shelters in Westchester County, New York, wall hangings in malls and various outdoor kiosks, and furniture, and urban panels. In addition, it provides electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York. We are currently in the process of completing all work that we are obligated to perform under our pre-existing contracts, however, we are not obtaining any additional contracts.

              As previously disclosed, on December 20, 2012, Shelter Express entered into a share purchase agreement with Manisha Patel for the sale of all of the issued and outstanding stock of Shelter Electric. It is expected that the sale will be completed in the beginning of the second quarter of 2013.

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

Employees

              As of December 31, 2012, we had nine employees who were employed at GTJ REIT, Inc. and Shelter Express collectively, and 17 employees who were employed at Shelter Electric who are part of discontinued operations. We consider our relations with our employees to be good.

Litigation

              Our businesses are presently not parties to any litigation except litigation in the ordinary course of their business.

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

              Insurance Regulations

              The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000. At December 31, 2012 and 2011, we were not in compliance with the minimum net worth requirement. A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete. As of December 31, 2012, we are in the process of transferring the insurance balances into a liquidating trust.

              Divestiture

              In connection with the completion of the divestiture of our taxable REIT subsidiaries, we may be subject to certain liabilities including union wages, benefits, and severance. On January 27, 2012, we received a notice from Local Union No. 3's counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. An arbitration hearing was held May 2, 2012 in which the arbitrator ruled in favor of Local Union No. 3 in the amount of approximately $0.1 million. On July 13, 2012, we paid the full amount of the settlement.

              On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. During the three months ended September 30, 2012, we determined the liability was probable and as a result, we accrued $1.5 million in other liabilities on our consolidated balance sheet. The liability will be paid in installments of approximately $8,000 per month over a twenty year term. As of December 31, 2012, we have made eleven installment payments.

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

              We intend to operate in a manner so as to qualify as a REIT. Qualifying as a REIT will require us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, while we intend to qualify as a REIT, it may not be possible at this time to assess our ability to satisfy these various tests on a continuing basis. Additionally, we cannot guarantee that we will in fact qualify as a REIT or remain qualified as a REIT.

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

              In addition, even if we qualify as a REIT in any year, we would still be subject to federal taxation on certain types of income. For example, we would be subject to federal income taxation on the net income earned by our taxable REIT subsidiaries which consist of our corporate subsidiaries with respect to which elections are made to treat the same as separate, taxable subsidiaries, presently including our electrical contracting business.

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

              If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce rental rates below our current rates or offer free rental periods in order to retain tenants upon expiration of their leases or to attract new tenants. As a result, our results of operations and cash flow may be adversely affected.

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

              Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you.

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

              We provide electrical contracting services to various customers. The loss of any of our larger customers would have a material adverse effect on our business. In addition, these businesses have required significant capital and may require significant additional capital in the future. In addition to the risks related to additional investment, the capital may have to be funded by borrowing or asset sales. We have also publicly disclosed our intention to divest our taxable REIT subsidiaries, including our electrical contracting business. While we presently are in contract to sell our electrical contracting business to a third-party, we may incur substantial costs associated with the completion of our remaining contracts and winding up this business.

In connection with the completion of the divestiture of our electrical contracting business we may be subject to certain liabilities including union wages, benefits, severance, and pension withdrawal.

              The possibility exists that we will incur additional liabilities as a result of the sale of our electrical contracting business. Such costs include union wages, benefits, severance, and pension withdrawal. The extent to which we may potentially owe will not be reasonably estimable until the after the sale has been completed. As a result, our results of operations and cash flow may be adversely affected.

Risks Related to Possible Conflicts of Interest

Our officers and directors may have other interests which may conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders.

              Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide on whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Such determinations may either benefit us or be detrimental to us. Our officers and directors are expected to behave in a fair manner toward us, and we require that potential conflicts be brought to the attention of our Board of Directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only three officers and directors conduct a real property business apart from his activities with us. These individuals are Paul A.

Cooper, our Chief Executive Officer and director, Louis Sheinker, our President, Chief Operating Officer, and director, and Jeffrey Wu, who is a member of our Board of Directors.

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

              In addition, our Board of Directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock, or shares of preferred stock on which it can set the terms, and to raise capital through the issuance of options, warrants and other rights, on terms and for consideration as the Board of Directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance such as which may result from the January 2013 transaction described above, could result in dilution to stockholders. The Board of Directors may, in its sole discretion, authorize us to issue common stock or other interests or our securities to persons from whom we purchase real property or other assets, as part or all of the purchase price. The Board of Directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of property or services provided, or to be provided, to us.

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

              Under existing tax law, we would be taxed at the corporate level if, within 10 years of our election to be taxed as a REIT, we sell any real property acquired in the Reorganization in a taxable transaction. For that reason, we presently intend to hold such real property for at least 10 years from our election to be taxed as a REIT. This policy would eliminate a sale as a way to obtain liquidity and would prevent a sale which would otherwise be made to take advantage of favorable market conditions. As part of the January 17, 2013 acquisition of the Wu/Lighthouse Portfolio, LLC properties, we agreed to refrain from, directly or indirectly, making any sale, transfer, exchange or other disposition of the 25 acquired properties for a period of seven years following the closing date.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting.

              We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires us to assess and attest to the effectiveness of our internal control over financial reporting. As of December 31, 2012, our independent registered public accounting firm is not required to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. If any deficiencies or material weaknesses exist as a result of our assessment of our internal controls over financial reporting, our financial statements may be materially adversely affected.

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

              The risk associated with ownership of our common stock depends upon, among other factors, the amount of debt we incur. We have incurred and intend to incur additional indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions, and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90% of our taxable net income, excluding net capital gains, to our stockholders in each taxable year. Borrowing increases our business risks.

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

              Global stock and credit markets have recently experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards, or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing, or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.

We have incurred and will incur indebtedness secured by our properties, which may subject our properties to foreclosure in the event of a default.

              Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings to acquire properties would be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. Such taxes would be payable by us if the sale was of our current real properties and took place within 10 years after our REIT election. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. In addition, the foreclosure of certain of our properties may trigger additional liabilities for us, such as payments which may be required pursuant to the Tax Protection Agreement.

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

              We presently have ten members of our Board of Directors. Each director has or will have a three year term, and only approximately one-third of the directors will stand for election each year. Accordingly, in order to change a majority of our Board of Directors, a third party would have to wage a successful proxy contest in two successive years, which is a situation that may deter proxy contests.

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

              None.

ITEM 2.    PROPERTIES

Portfolio of Real Estate Investments

              The following table sets forth information relating to each of our real estate investments in addition to the specific mortgages encumbering the properties:

Portfolio of Real Properties as of December 31, 2012:
Property and Location	Year Acquired	Leasable space— approximate sq. ft.	Average Annual Occupancy Rate	Total Annualized Rents Based on Occupancy $(000)	Mortgage Balance/ Credit Facility $(000)		Depreciated Cost of Land, Buildings & Equipment $(000)
147th Avenue Property, Jamaica, NY	A	Building 151,068 Land 286,057	100%	$3,100		$23,660 B	$411
Rockaway Beach Property, Queens, NY	A	Building 28,790 Land 131,802	100%	$700		$—	$88
24th Avenue Property, Elmhurst, NY	A	Building 118,430 Land 280,180	100%	$2,800		$21,840 B	$38,724
Guy Brewer Property, Jamaica, NY	A	Building 75,800 Land 201,078	100%	$1,700		$—	$23,100
Wortman Avenue Property, Brooklyn, NY	A	Building 27,250 Land 452,535	35%	$1,000		$—	$9,665
87th Street Property, East Elmhurst, NY	A	Building 52,020 Land 309,142	100%	$2,100		$—	$14,400
Farm Springs Property, Hartford, CT	2008	Building 107,654 Land 458,687	100%	$1,500	$	— C	$19,862
A.
Acquired by the Company in 2007 upon the consummation of the Reorganization. The Bus Companies acquired these properties from 10 to 70 years ago.

B.
These properties are all subject to a mortgage under the Hartford Loan Agreement in the principal amount of $45,500,000.

C.
In connection with the M&T Revolving Credit Facility, a mortgage was filed as collateral on this property. As of December 31, 2012, there was $5.0 million outstanding under this credit facility. Our obligations under this facility were satisfied in full on February 22, 2013.

              For additional information about our portfolio of real estate investments, see Item 1—Business-Portfolio of Real Properties.

              On January 17, 2013, we entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut. As a result of this acquisition we currently own a total of 32 properties, including our seven previously-owned properties as of the date of this report. The 25 acquired properties are listed below:

Property	Property Address
Wu/LH 466 Bridgeport L.L.C.	466 Bridgeport Avenue, Shelton, CT
Wu/LH 470 Bridgeport L.L.C.	470 Bridgeport Avenue, Shelton, CT
Wu/LH 950 Bridgeport L.L.C.	950 Bridgeport Avenue and 974 Bridgeport Avenue, Milford, CT
Wu/LH 12 Cascade L.L.C.	12 Cascade Boulevard, Orange, CT
Wu/LH 15 Executive L.L.C.	15 Executive Boulevard, Orange, CT
WU/LH 35 Executive L.L.C.	35 Executive Boulevard, Orange, CT
WU/LH 15 Progress L.L.C.	15 Progress Drive, Shelton, CT
Wu/LH 22 Marsh Hill L.L.C.	22 Marsh Hill Road, Orange, CT
Wu/LH 25 Executive L.L.C.	25 Executive Boulevard, Orange, CT
Wu/LH 269 Lambert L.L.C.	269 Lambert Road, Orange, CT
Wu/LH 103 Fairview Park L.L.C.	103 Fairview Park Drive, Elmsford, NY
Wu/LH 412 Fairview Park L.L.C.	412 Fairview Park Drive, Elmsford, NY
Wu/LH 401 Fieldcrest L.L.C.	401 Fieldcrest Avenue, Elmsford, NY
Wu/LH 404 Fieldcrest L.L.C.	404 Fieldcrest Drive, Elmsford, NY
Wu/LH 36 Midland L.L.C.	36 Midland Avenue, Port Chester, NY
Wu/LH 100-110 Midland L.L.C.	100-110 Midland Avenue, Port Chester, NY
Wu/LH 112 Midland L.L.C.	112 Midland Avenue, Port Chester, NY
Wu/LH 199 Ridgewood L.L.C.	199 Ridgewood Drive, Elmsford, NY
Wu/LH 203 Ridgewood L.L.C.	203 Ridgewood Drive, Elmsford, NY
Wu/LH 8 Slater L.L.C.	8 Slater Street, Port Chester, NY
Wu/LH 100 American L.L.C.	100 American Road, Morris Plains, NJ
Wu/LH 200 American L.L.C.	200 American Road, Morris Plains, NJ
Wu/LH 300 American L.L.C.	300 American Road, Morris Plains, NJ
Wu/LH 400 American L.L.C.	400 American Road, Morris Plains, NJ
Wu/LH 500 American L.L.C.	500 American Road, Morris Plains, NJ

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

Regulations

              Our real properties, as well as any other real properties that we may acquire in the future, are subject to various federal, state, and local laws, ordinances, and regulations. They include, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our properties.

Real Property Used By Us in Our Businesses

              The real properties used by us at December 31, 2012, for the day to day conduct of our businesses are as follows (all of which are leased):

	Location	Square Footage/ Facility	Monthly Rent/ Expiration	Purpose
	Lynbrook, NY	7,000/office	$19,374 / 8/31/15	Executive Offices
	Long Island City, NY	2,000/office	$1,500 / *monthly	Shelter Electric Maintenance Corp.
*	Lease expired 9/30/11. While no new lease agreement had been entered into at the time of expiration, the Company continues to rent this space on a month to month basis.

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

Outstanding Common Stock and Holders

              As of March 25, 2013, we had 13,648,084 shares issued and outstanding, held by approximately 450 shareholders of record.

Distributions

              Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 21, 2013, our Board of Directors declared a special distribution of $0.0934 per share of common stock, payable with respect to the year ended December 31, 2012, to stockholders of record at the close of business on March 31, 2013 which is payable on or about April 15, 2013. On March 21, 2013, our Board of Directors also declared a quarterly cash dividend of $0.08 per share of common stock, payable with respect to the first quarter ended March 31, 2013 to common stockholders of record as of the close of business on March 31, 2013 payable on or about April 15, 2013. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2012 and 2011:

Declaration Date	Distribution Date	Amount Paid Per Share
January 23, 2012	February 15, 2012	$0.13
March 26, 2012	April 15, 2012	$0.08
June 7, 2012	July 15, 2012	$0.08
August 6, 2012	October 15, 2012	$0.08
December 20, 2012	January 15, 2013	$0.08
January 5, 2011	January 21, 2011	$0.10
March 21, 2011	April 15, 2011	$0.08
June 1, 2011	July 15, 2011	$0.08
August 8, 2011	October 15, 2011	$0.08
November 7, 2011	January 15, 2012	$0.08

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

              The following information is provided as of December 31, 2012 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)	(d)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Plan category
Equity compensation plans approved by security holders(1)	265,000	11.14	175,803	559,197
Equity compensation plans not approved by security holders	—	—	—	—
Total	265,000	11.14	175,803	559,197
(1)
This equity compensation is under the 2007 Stock Incentive Award Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

              We did not have a plan for the purchase of any shares of our common stock, and did not purchase any of the same during the year ended December 31, 2012.

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

    Selected Financial Data
    (in thousands, except per share data)

Year Ended December 31,	2012	2011	2010	2009	2008
Balance Sheet Data:
Total Assets	$129,758	$132,981	$140,514	$142,388	$142,573

Mortgage Note Payable	$45,500	$45,500	$45,500	—	—

Secured Revolving Credit Facility	$5,000	$—	$—	$43,215	$43,215

Operating Data:
Total Revenues	$13,957	$14,278	$14,263	$22,973	$22,283

Total Operating Expenses	$11,086	$10,103	$7,138	$14,921	$17,219

(Loss) Income from Continuing Operations	$(360)	$1,471	$5,539	$3,910	$2,541

Net (Loss) Income	$(4,132)	$(1,616)	$3,093	$4,069	$721

Per Share Data:
(Loss) Income from Continuing Operations Basic and Diluted	$(0.02)	$0.11	$0.41	$0.29	$0.19

Net (Loss) Income—Basic and Diluted	$(0.30)	$(0.12)	$0.23	$0.30	$0.05

Dividends Declared per Common Share	$0.41	$0.45	$0.42	$0.32	$0.34

Other Data:
Net Cash Flow Provided by (Used in):
Operating Activities	$1,047	$2,723	$5,125	$5,437	$6,783

Investing Activities	$(2,399)	$134	$651	$1,277	$(23,468)

Financing Activities	$(1,129)	$(5,696)	$(3,271)	$(4,436)	$17,768

Cash from discontinued operations	$(1,755)	$(685)	$(1,896)	$(763)	$(544)

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

Executive Summary

              We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of real properties. As of December 31, 2012, we owned seven rentable parcels of real property, four of which are leased to the City of New York, two of which are leased to commercial tenants (five on a triple net basis), and one of which a portion is leased to various tenants. There is an additional property of negligible size which is not rentable. Additionally, in connection with the Tax Relief Extension Act of 1999 ("RMA"), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. In addition, we owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of discontinued operations on our statements of (loss) income. On December 27, 2011, we entered into an asset purchase agreement to sell the assets and business of the outdoor maintenance businesses and on January 12, 2012, the sale was completed. On February 1, 2012, we exited the parking business. On January 17, 2013, we entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut. As a result of this acquisition we currently own a total of 32 properties, including our seven previously-owned properties.

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

              Revenue Recognition—Electrical Contracting Operations:

              We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the consolidated statements of (loss) income.

              Accounts Receivable:

              Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit histories with customers and their current financial conditions. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. We generally do not require collateral for trade receivables. We recorded an impairment charge of approximately $0.1 million against accounts receivable and wrote off approximately $0.1 million of notes receivable as of December 31, 2012.

              Real Estate Investments:

              Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations, and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements, that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

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

              Asset Impairment:

              We apply the guidance in ASC No. 360-10-05, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment's use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition, and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments can have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment at December 31, 2012.

              When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. We make our estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. Management has determined that there were no indicators of impairment at December 31, 2012.

              Discontinued Operations:

              The consolidated financial statements present the operations of our outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

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

              At December 31, 2012, we measured certain financial assets at fair value on a recurring basis, including available-for-sale securities. In accordance with ASC No. 820-10-35, the fair value of our available-for-sale securities were based on current market quotes received from financial sources that trade such securities.

              Income Taxes:

              We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. Accordingly, we will generally not be subject to federal income taxation on that portion of our distributed income that qualifies as REIT taxable income, to the extent that we distribute at least 90% of our taxable income to our stockholders and comply with certain other requirements as defined under Section 856 through 860 of the Code.

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

              Investment in Equity Affiliates:

              We invested in a joint venture that was formed to perform electrical contracting services. This investment is recorded under the equity method of accounting. We record our share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments as part of discontinued operations on the consolidated statements of (loss) income.

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

              As of December 31, 2012, we have one investment which was made to a VIE entity with a net carrying amount of $0.5 million, which is included in assets of discontinued operations on the consolidated balance sheet. For the VIE identified, we are not the primary beneficiary, and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method.

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

    Results of Operations

              The following results of operations pertain to GTJ REIT, Inc. for the years ended December 31, 2012, 2011, and 2010.

    Year Ended December 31, 2012 vs. Year Ended December 31, 2011

              The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2012	2011	Amount	Percent
Revenues:
Property rentals	$13,604	$13,526	$78	1%
Tenant reimbursements	336	434	(98)	(23%)
Other revenue	17	318	(301)	(95%)

Total revenues	13,957	14,278	(321)	(2%)

Operating expenses:
General and administrative expenses	8,741	8,020	721	9%
Property operating expenses	1,024	766	258	34%
Depreciation and amortization expense	1,321	1,317	4	nm

Total operating expenses	11,086	10,103	983	10%

Operating income	2,871	4,175	(1,304)	(31%)
Other income (expense):
Interest income	29	83	(54)	(65%)
Interest expense	(2,727)	(2,546)	(181)	7%
Change in insurance reserves	(32)	(165)	133	(81%)
Pension withdrawal expense	(1,488)	—	(1,488)	nm
Other	971	(22)	993	nm

Total other income (expense):	(3,247)	(2,650)	(597)	23%

(Loss) income from continuing operations before provision for income taxes	(376)	1,525	(1,901)	(125%)
(Benefit from) provision for income taxes	(16)	54	(70)	(130%)

(Loss) income from continuing operations, net of income taxes	(360)	1,471	(1,831)	(124%)
Discontinued Operations:
Loss from operations of discontinued operations, net of income taxes	(3,772)	(3,087)	(685)	22%

Net loss	$(4,132)	$(1,616)	$(2,516)	156%

nm—not meaningful

Property Rental Revenues

              Property rentals revenue increased $0.1 million, or 1%, to $13.6 million for the year ended December 31, 2012 from $13.5 million for the year ended December 31, 2011. This increase is primarily attributable to new tenants with leases that began in the second and third quarters of 2012 partially offset by a decrease in revenue due to the early termination of the Varsity lease.

Tenant Reimbursements

              Tenant reimbursements decreased $0.1 million, or 23%, to $0.3 million for the year ended December 31, 2012 from $0.4 million for the year ended December 31, 2011. This decrease is primarily attributable to the early termination of the Varsity lease in the third quarter of 2012.

Other Revenue

              Other revenue decreased $0.3 million, or 94%, to $18,000 for the year ended December 31, 2012 from $318,000 for the year ended December 31, 2011. This decrease is primarily attributable to the decrease in revenue from the termination of the Metropolitan Transit Authority Bus Company contract which terminated in June 2011.

Operating Expenses

              Operating expenses increased $1.0 million, or 10%, to $11.1 million for the year ended December 31, 2012 from $10.1 million for the year ended December 31, 2011. This increase is primarily attributable to consulting and legal fees relating to the divestiture of our taxable REIT subsidiaries and professional fees and expenses related to potential real estate acquisitions, an increase in stock compensation expense associated with the grant of restricted shares in 2012, and severance costs related to the divestiture.

Other Income (Expense)

              Other income (expense) increased $0.6 million, or 23%, to ($3.2) million for the year ended December 31, 2012 from ($2.6) million for the year ended December 31, 2011. This increase is primarily attributable to the pension withdrawal expenses incurred in 2012 of approximately $1.5 million offset by income received from the former tenant at our Farm Springs property of $0.6 million as a result of incidental property damages during the term of the lease.

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

    Year Ended December 31, 2011 vs. Year Ended December 31, 2010

              The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2011	2010	Amount	Percent
Revenues:
Property rentals	$13,526	$13,229	$297	2%
Tenant reimbursements	434	240	194	81%
Other revenue	318	794	(476)	(60%)

Total revenues	14,278	14,263	15	nm

Operating expenses:
General and administrative expenses	8,020	4,771	3,249	68%
Property operating expenses	766	985	(219)	(22%)
Depreciation and amortization expense	1,317	1,382	(65)	(5%)

Total operating expenses	10,103	7,138	2,965	42%

Operating income	4,175	7,125	(2,950)	(41%)
Other income (expense):
Interest income	83	133	(50)	(38%)
Interest expense	(2,546)	(2,175)	(371)	17%
Change in insurance reserves	(165)	(341)	176	(52%)
Other	(22)	842	(864)	(103%)

Total other income (expense):	(2,650)	(1,541)	(1,109)	72%

Income from continuing operations before provision for income taxes	1,525	5,584	(4,059)	(73%)
Provision for income taxes	54	45	9	20%

Income from continuing operations, net of income taxes	1,471	5,539	(4,068)	(73%)
Discontinued Operations:
Loss from operations of discontinued operations, net of income taxes	(3,087)	(2,446)	(641)	26%

Net (loss) income	$(1,616)	$3,093	$(4,709)	(152%)

nm—not meaningful

Property Rental Revenues

              Property rentals revenue increased $0.3 million, or 2%, to $13.5 million for the year ended December 31, 2011 from $13.2 million for the year ended December 31, 2010. This increase was primarily due to an increase in rent from the Varsity lease extension in September 2010 as well as rental revenue from new tenants in the second quarter of 2011.

Tenant Reimbursements

              Tenant reimbursements increased $0.2 million, or 81%, to $0.4 million for the year ended December 31, 2011 from $0.2 million for the year ended December 31, 2010. This increase is primarily attributable to an increase in tenant reimbursements from the Varsity lease.

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

Loss from Operations of Discontinued Operations, net of income taxes

              Loss from discontinued operations reflects the operating results, accruals, allowances, and asset write offs of our Outdoor Maintenance (Outdoor Maintenance, Shelter Cleaning, Electrical Contracting, and Parking Operations). The Outdoor Maintenance businesses were discontinued as of July 25, 2011.

Financings

Aviva Loan Agreement

              On February 22, 2013 (the "Closing Date"), Farm Springs Road, LLC ("Farm Springs"), a wholly owned-subsidiary of the UPREIT, and Aviva Life and Annuity Company ("Aviva") entered into a Open-End First Mortgage Deed, Security Agreement and Fixture Filing (the "Agreement"), as well as a promissory note (the "Note"). Pursuant to the Agreement and Note, Farm Springs borrowed fifteen million dollars ($15,000,000) (the "Proceeds") from Aviva, at an interest rate of three percent (3)% per annum. Pursuant to the Note, Farm Springs shall pay interest only in the amount of thirty seven thousand five hundred dollars ($37,500) in fifty nine (59) consecutive installments from April 1, 2013 until February 1, 2018. On March 1, 2018, Farm Springs shall make a final payment of the entire remaining balance of the Proceeds, in addition to any unpaid interest. In addition, Farm Springs executed a Reserve Agreement dated as of the Closing Date, whereby Farm Springs provided additional collateral to Aviva of two hundred twenty-five thousand dollars ($225,000). Ten million seventy thousand nine hundred ten dollars ($10,070,910) from the Proceeds was used to satisfy in full the our obligations to M&T Bank relating to a prior mortgage on the Property including the release of the guaranty given by the Company to M&T Bank. The remaining Proceeds will be used for general working capital and other corporate purposes and partner distributions.

              For the purposes of securing the Proceeds, Farm Springs has granted Aviva a security interest in 8 Farm Springs Road, Farmington, Connecticut. Such security interest includes, but is not limited to, all rents, insurance claims and all fixtures relating to such Property. The obligations under the Agreement are guaranteed by us, pursuant to the terms of that certain Guaranty entered into by us and Aviva.

Secured Revolving Credit Facility:

              On August 26, 2011, we entered into a certain credit agreement ("the Credit Agreement) with Manufacturers and Traders Trust Company ("M&T"). The Credit Agreement provides for, among other things, a $10 million revolving credit facility (the "Revolver"). The Revolver is available to us to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires that we satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio, (iii) Leverage Ratio and (iv) Liquidity all as defined in the Credit Agreement, and other usual and customary restrictions and covenants, as defined. As a condition to M&T entering into the Credit Agreement, we agreed to indemnify M&T against certain claims pursuant to that certain Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

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

              As part of the Credit agreement, we are obligated to comply with certain financial and nonfinancial covenants As of December 31, 2012, we were in compliance with all financial and nonfinancial covenants.

              As of December 31, 2012, we have $5.0 million outstanding under the Credit Agreement. Our obligations under the Credit Agreement were satisfied in full on February 22, 2013.

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

Earnings and Profit Distribution

              As of December 31, 2012, cash of approximately $19.9 million and 3,775,400 shares of our common stock have been distributed to the holders in connection with a one-time special distribution of accumulated earnings and profits which was declared by our Board of Directors on August 7, 2007. The remaining payable balance of $0.1 million is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2012.

Contractual Obligations

              We, through our subsidiaries, lease certain operating facilities and certain equipment under operating leases, expiring at various dates through fiscal 2015. In addition, we, through our subsidiaries, have a secured revolving credit facility and mortgage payable as previously described in the "Financings" section. The table below summarizes the principal balances of our obligations for indebtedness and lease obligations as of December 31, 2012 in accordance with their required payment terms (in thousands):

	Payments due by calendar year period
	Total	2013	2014-2015		2016-2017	Thereafter
Secured Revolving Credit Facilty(1)	$5,000	$—	$5,000	(1)	$—	$—
Contractual Obligations-Mortgage Payable	45,500	—	—		45,500	—
Operating Lease Obligations	641	235	406		—	—

	$51,141	$235	$5,406		$45,500	$—

(1)
Our obligations under the secured revolving credit facility were satisfied in full on February 22, 2013.

Net Cash Flows

              Year Ended December 31, 2012 vs. Year Ended December 31, 2011

              Operating Activities

              Net cash provided by operating activities was $1.0 million for 2012 compared to net cash provided by operating activities of $2.7 million in 2011. For the 2012 period, cash provided by operating activities was primarily related to (i) loss from continuing operations of approximately $0.4 million (ii) an increase in accounts payable and other liabilities of $2.2 million (iii) an increase in accounts receivable of $0.1 million (iv) depreciation and amortization expense of $2.1 million (v) a decrease in insurance reserves of $0.4 million (vi) stock compensation expense of approximately $0.4 million, (vii) an increase in other assets of $1.3 million, and (viii) an increase in deferred charges of $1.5 million. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $1.5 million (ii) a decrease in accounts payable and other liabilities of $0.2 million (iii) an increase in accounts receivable of $0.1 million (iv) depreciation and amortization expense of $2.4 million (v) a decrease in insurance reserves of $0.3 million (vi) stock compensation expense of approximately $0.4 million, (vii) an increase in other assets of $0.6 million, and (viii) an increase in deferred charges of $0.3 million.

              Investing Activities

              Net cash used in investing activities was $2.4 million for the year ended December 31, 2012 compared to cash provided by investing activities of $0.1 million for the year ended December 31, 2011. For the 2012 period, cash used in investing activities primarily related to purchases of leasehold improvements of approximately $4.0 million, proceeds from the sale of investments of approximately $1.4 million, and restricted cash of approximately $0.2 million. For the 2011 period, cash provided by investing activities primarily related to purchases of leasehold improvements of approximately $0.4 million, proceeds from the sale of investments of approximately $0.3 million, and restricted cash of approximately $0.2 million.

              Financing Activities

              Net cash used in financing activities was approximately $1.1 million for the year ended December 31, 2012 and was related to the payment of the Company's quarterly and supplemental dividends offset by proceeds from the revolving credit facility. Net cash used in financing activities for the year ended December 31, 2011 was approximately $5.7 million and was related to the payment of the Company's quarterly and supplemental dividends.

              Year Ended December 31, 2011 vs. Year Ended December 31, 2010

              Operating Activities

              Net cash provided by operating activities was $2.7 million for 2011 compared to net cash provided by operating activities of $5.1 million in 2010. For the 2011 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $1.5 million (ii) a decrease in accounts payable and other liabilities of $0.2 million (iii) an increase in accounts receivable of $0.1 million (iv) depreciation and amortization expense of $2.4 million (v) a decrease in insurance reserves of $0.3 million (vi) stock compensation expense of approximately $0.4 million, (vii) an increase in other assets of $0.6 million, and (viii) an increase in deferred charges of $0.3 million. For the 2010 period, cash provided by operating activities was primarily related to (i) income from continuing operations of approximately $5.5 million (ii) a decrease in accounts payable and other liabilities of $1.2 million (iii) an increase in accounts receivable of $1.1 million (iv) depreciation and amortization expense of $2.4 million (v) a decrease in insurance reserves of $0.1 million (vi) stock compensation expense of approximately $0.4 million, (vii) an increase in other assets of $1.3 million, and (viii) an increase in deferred charges of $1.7 million.

              Investing Activities

              Net cash provided by investing activities was $0.1 million for the year ended December 31, 2011 compared to cash provided by investing activities of $0.6 million for the year ended December 31, 2010. For the 2011 period, cash provided by investing activities primarily related to purchases of leasehold improvements of approximately $0.4 million, proceeds from the sale of investments of approximately $0.3 million, and restricted cash of approximately $0.2 million. For the 2010 period, cash provided by investing activities primarily related to purchases of leasehold improvements of approximately $0.4 million, proceeds from the sale of investments of approximately $0.8 million, and restricted cash of approximately $0.2 million.

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

              Funds from Operations

              We consider Funds from Operations ("FFO") and Adjusted Funds from Operations ("AFFO"), each of which are non-GAAP measures, to be additional measures of an equity REIT's operating performance. We report FFO in addition to our (loss) income and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net (loss) income computed in accordance with GAAP excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

              FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for each of the three years ended December 31, 2012, 2011, and 2010 (amounts in thousands, except per share data).

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(4,132)	$(1,616)	$3,093
Plus: Real property depreciation	1,078	1,118	1,298
Amortization of intangible assets	477	818	818
Amortization of deferred leasing costs	158	113	104

Funds from operations (FFO)	(2,419)	433	5,313
Loss from taxable-REIT subsidiaries	4,067	3,488	900
Loss on sale of discontinued operations	—	2,546	—
Loss from discontinued operations	3,772	3,087	2,109
Discontinued operations—depreciation	25	369	337

Adjusted funds from operations (AFFO)	$5,445	$9,923	$8,659

FFO per common share—basic and diluted	$(0.18)	$0.03	$0.39

AFFO per common share—basic and diluted	$0.40	$0.73	$0.64

Weighted average common shares outstanding—basic and diluted	13,627,573	13,561,661	13,503,120

              Acquisitions, Dispositions, and Investments

              On March 29, 2010, we invested approximately four hundred dollars in exchange for a 40% interest in a joint venture with Morales, a Minority Women Owned Business Enterprise ("MWBE"). The joint venture was formed to secure MWBE contracts for the purpose of providing electrical construction services.

              On August 13, 2010, we formed Shelter Parking Corp., a New York corporation, to operate and manage parking garage facilities in the New York tri-state area. On September 30, 2010, Shelter Parking Corp., through its wholly owned subsidiary, Shelter Parking Brevard, LLC, entered into a fifteen year lease agreement to operate a garage facility at 245 East 54th Street. This was the only parking garage facility we operated.

              On July 25, 2011, our Board of Directors voted to divest substantially all of our taxable REIT subsidiaries and on November 7, 2011 voted to divest our parking garage operations. Following the divestiture, our plan is to continue focusing on the growth and expansion of our real estate operations.

              On December 27, 2011, MetroClean Express Corp. ("MetroClean") and Shelter Clean Inc. ("Shelter Clean") entered into an asset purchase agreement with Triangle Services, Inc. (the "Purchaser") for the sale of substantially all of the assets and business of MetroClean and Shelter Clean to the Purchaser. On January 12, 2012, the sale was completed. Additionally, on January 12, 2012, Shelter Clean of Arizona, Inc. entered into a certain Bill of Sale and Assignment and Assumption Agreement for the sale of certain assets and the business of Shelter Clean of Arizona, Inc. to a wholly-owned subsidiary of the Purchaser.

              On November 15, 2011, in accordance with our lease, we gave notice to our landlord of our intention to terminate our lease early, and on February 1, 2012, we exited the parking garage business.

              As previously disclosed, on December 20, 2012, Shelter Express entered into a share purchase agreement with Manisha Patel for the sale of all of the issued and outstanding stock of Shelter Electric. It is expected that the sale will be completed in the beginning of the second quarter of 2013.

              On January 17, 2013, we entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut. As a result of this acquisition we currently own a total of 32 properties, including our seven previously-owned properties.

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

              Environmental Matters

              During 2012, our real property, except for our Farm Springs Property, has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby we have committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. We concluded that the estimated cost range to perform full remediation on all site locations would be between approximately $1.4 million and $2.6 million While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of December 31, 2012 and December 31, 2011, we have recorded a liability for remediation costs of approximately $0.1 million and $0.2 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state, or federal government agencies. Each of the properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

              Insurance Regulations

              The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000. At December 31, 2012 and 2011, we were not in compliance with this minimum net worth requirement. A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete. As of December 31, 2012, we are in the process of transferring the insurance balances in a liquidating trust.

              Divestiture:

              In connection with the completion of the divestiture of our taxable REIT subsidiaries, we may be subject to certain liabilities including union wages, benefits, and severance. On January 27, 2012, we received a notice from Local Union No. 3's counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. An arbitration hearing was held May 2, 2012 in which the arbitrator ruled in favor of Local Union No. 3 in the amount of approximately $0.1 million. On July 13, 2012, we paid the full amount of the settlement.

              On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. We determined the liability was probable and as a result we accrued $1.5 million in other liabilities on our consolidated balance sheet. The liability will be paid in installments of approximately $8,000 per month over a twenty year term. As of December 30, 2012, we have made eleven installment payments.

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

              Off Balance Sheet Arrangements

              As part of our electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed. As of December 31, 2012, we have three performance bonds outstanding in the amount of $10.2 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              As of December 31, 2012 and 2011, we did not have any variable rate liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
GTJ REIT, Inc. and Subsidiaries
Lynbrook, New York

              We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Melville, New York
April 1, 2013

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Real estate at cost:
Land	$88,584	$88,584
Buildings and improvements	28,892	24,874

	117,476	113,458
Less: accumulated depreciation and amortization	(11,090)	(10,194)

Net real estate held for investment	106,386	103,264
Cash and cash equivalents	3,377	7,613
Available-for-sale securities	528	1,896
Restricted cash	376	627
Accounts receivable, net	334	295
Other assets	8,881	7,585
Deferred charges, net	4,175	3,186
Assets of discontinued operations	4,694	6,673
Intangible assets, net	—	478
Machinery and equipment, net	1,007	1,274

Total assets	$129,758	$132,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured revolving credit facility	$5,000	$—
Mortgage note payable	45,500	45,500
Accounts payable and accrued expenses	232	32
Unpaid losses and loss-adjustment expenses	1,479	1,909
Liabilities of discontinued operations	1,639	1,602
Other liabilities, net	4,379	2,403

Total liabilities	58,229	51,446

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,648,084 and 13,587,051 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	138,218	137,845
Cumulative distributions in excess of net income	(66,971)	(56,710)
Accumulated other comprehensive income	281	309

Total stockholders' equity	71,529	81,445

Total liabilities and stockholders' equity	$129,758	$132,891

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
Property rentals	$13,604	$13,526	$13,229
Tenant reimbursements	336	434	240
Other revenue	17	318	794

Total revenues	13,957	14,278	14,263

Operating expenses:
General and administrative expenses	8,741	8,020	4,771
Property operating expenses	1,024	766	985
Depreciation and amortization expense	1,321	1,317	1,382

Total operating expenses	11,086	10,103	7,138

Operating income	2,871	4,175	7,125
Other income (expense):
Interest income	29	83	133
Interest expense	(2,727)	(2,546)	(2,175)
Change in insurance reserves	(32)	(165)	(341)
Pension withdrawal expense	(1,488)	—	—
Other	971	(22)	842

Total other income (expense):	(3,247)	(2,650)	(1,541)
(Loss) income from continuing operations before income taxes	(376)	1,525	5,584
Benefit from (provision for) income taxes	16	(54)	(45)

(Loss) income from continuing operations, net of income taxes	(360)	1,471	5,539
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(3,772)	(3,087)	(2,446)

Net (loss) income	$(4,132)	$(1,616)	$3,093

(Loss) income per common share—basic and diluted:
(Loss) income from continuing operations	$(0.02)	$0.11	$0.41

Loss from discontinued operations	$(0.28)	$(0.23)	$(0.18)

Net (loss) income	$(0.30)	$(0.12)	$0.23

Weighted-average common shares outstanding—basic and diluted	13,627,573	13,561,661	13,503,120

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2012	2011	2010
Net (loss) income:	$(4,132)	$(1,616)	$3,093
Other comprehensive (loss) income:
Available-for-sale securities:
Change in net unrealized (losses) gains	(28)	(109)	51

Comprehensive (loss) income:	$(4,160)	$(1,725)	$3,144

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
						Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional- Paid-In- Capital			Total Stockholders' Equity
Balance at December 31, 2009	—	$—	13,472,281	$1	$137,033	$(47,087)	$367	$90,314
Distributions—common stock, $0.40 per share	—	—	—	—	—	(5,404)	—	(5,404)
Stock-based compensation	—	—	—	—	437	—	—	437
Issuance of restricted stock	—	—	56,850	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	3,093	—	3,093
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	51	51

Total comprehensive income	—	—	—	—	—	—	—	3,144

Balance at December 31, 2010	—	—	13,529,131	1	137,470	(49,398)	418	88,491
Distributions—common stock, $0.42 per share	—	—	—	—	—	(5,696)	—	(5,696)
Stock-based compensation	—	—	—	—	375	—	—	375
Issuance of restricted stock	—	—	57,920	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	(1,616)	—	(1,616)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(109)	(109)

Total comprehensive loss	—	—	—	—	—	—	—	(1,725)

Balance at December 31, 2011	—	—	13,587,051	1	137,845	(56,710)	309	81,445
Distributions—common stock, $0.45 per share	—	—	—	—	—	(6,129)	—	(6,129)
Stock-based compensation	—	—	—	—	373	—	—	373
Issuance of restricted stock	—	—	61,033	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	(4,132)	—	(4,132)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(28)	(28)

Total comprehensive loss	—	—	—	—	—	—	—	(4,160)

Balance at December 31, 2012	—	$—	13,648,084	$1	$138,218	$(66,971)	$281	$71,529

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,132)	$(1,616)	$3,093
Loss from discontinued operation	3,772	3,087	2,446

(Loss) income from continuing operations	(360)	1,471	5,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Stock-based compensation	373	375	437
Changes in insurance reserves	(430)	(250)	(77)
Depreciation and amortization	1,163	1,204	1,278
Realized gain on available for sale securities	(29)
Amortization of deferred financing costs	321	274	207
Amortization of deferred charges	159	113	104
Amortization of intangible assets	478	818	818
Changes in operating assets and liabilities:
Accounts receivable	(39)	(121)	1,084
Other assets	(1,296)	(630)	(1,328)
Deferred charges	(1,470)	(303)	(1,726)
Accounts payable and other liabilities	2,177	(228)	(1,211)

Net cash provided by operating activities	1,047	2,723	5,125

Investing activities:
Purchases of leasehold improvements	(4,018)	(434)	(360)
Purchase of marketable securities	(3)	—	(1)
Proceeds from sale of marketable securities	1,371	320	822
Restricted cash	251	248	190

Net cash (used in) provided by investing activities	(2,399)	134	651

Financing activities:
Proceeds from revolving credit facility	5,000	—	—
Proceeds from debt refinancing	—	—	45,500
Debt repayment	—	—	(43,215)
Dividends paid	(6,129)	(5,696)	(5,402)
Earnings and profits distribution	—	—	(154)

Net cash used in financing activities	(1,129)	(5,696)	(3,271)

Cash flow used in discontinued operations:
Operating activities	(1,755)	(685)	(1,896)

Net (decrease) increase in cash and cash equivalents	(4,236)	(3,524)	609

Cash and cash equivalents at the beginning of period	7,613	11,137	10,528

Cash and cash equivalents at the end of period	$3,377	$7,613	$11,137

Supplemental cash flow information:
Interest paid	$2,385	$2,299	$1,970

Cash paid for taxes	$36	$9	$63

The accompanying notes should be read in conjunction with the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

              GTJ REIT, Inc. (the "Company" or "GTJ REIT") was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust ("REIT") under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the "Code"), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City and also has one property located in Farmington, Connecticut ("Real Estate Operations"). In addition, the Company, through its taxable REIT subsidiaries, provided outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona and California as well as electrical construction services to a broad range of commercial, industrial, institutional and governmental customers in New York ("Outdoor Maintenance Operations"), and beginning October 1, 2010 until February 2012, operated and managed a parking garage facility located in New York City ("Parking Operations").

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

              At December 31, 2012, the Company owned seven properties containing a total of approximately 561,000 square feet of leasable area. On January 17, 2013, the Company entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which a limited partnership owned and controlled by the Company acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests. As a result of this acquisition the Company currently owns interests in a total of 32 properties, including the seven previously-owned properties as of the date of this report.

Reorganization:

              On July 24, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Triboro Coach Corp., a New York corporation ("Triboro"); Jamaica Central Railways, Inc., a New York corporation ("Jamaica"); Green Bus Lines, Inc., a New York corporation ("Green" and together with Triboro and Jamaica, collectively referred to as the "Bus Companies" and each referred to as a "Bus Company"); Triboro Acquisition, Inc., a New York corporation ("Triboro Acquisition"); Jamaica Acquisition, Inc., a New York corporation ("Jamaica Acquisition"); and Green Acquisition, Inc., a New York corporation ("Green Acquisition," and together with Jamaica Acquisition and Triboro Acquisition collectively referred to as the "Acquisition Subsidiaries" and each referred to as an "Acquisition Subsidiary"). The transactions contemplated under the Agreement closed on March 29, 2007. The effect of the merger transactions was to complete a reorganization ("Reorganization") of the ownership of the Bus Companies into the Company with the surviving entities of the merger of the Bus Companies with the Acquisition Subsidiaries becoming wholly-owned subsidiaries of the Company and the former shareholders of the Bus Companies becoming stockholders in the Company. Under the Reorganization approximately 10,000,000 shares of the Company's common stock were distributed to the former shareholders of Green, Triboro, and Jamaica in exchange for their shares in the Bus Companies.

              The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property, four of which are leased to the City of New York on a triple net basis, one of which is leased to a commercial tenant on a trip net basis, and one of which is leased to various tenants. There was an additional property of negligible size which was not rentable. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses, which were acquired as part of the Reorganization.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

              Each stockholder elected to receive cash or stock, or a combination of both. The Company distributed approximately $19.9 million in cash and 3,775,400 shares of common stock (with a value of approximately $42.1 million). The undistributed cash balance of approximately $0.1 million is included in other liabilities in the consolidated balance sheet at December 31, 2012.

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

              On November 15, 2011, in accordance with the lease, Shelter Parking Brevard gave notice to the landlord of the intention to terminate the parking garage lease early, and on February 1, 2012, the Company exited the parking garage business.

              On December 20, 2012, Shelter Express entered into a share purchase agreement with Manisha Patel for the sale of all of the issued and outstanding stock of Shelter Electric. It is expected that the sale will be completed in the beginning of the second quarter of 2013.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

              On January 17, 2013, the Company entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which the Company acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut. The acquired properties have a gross asset value of approximately $194 million, and are subject to an aggregate of approximately $115 million in outstanding mortgage indebtedness. As a result of this acquisition the Company currently owns a total of 32 properties, including the seven previously-owned properties.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

              The Company has recorded intangible assets relating to in-place leases of approximately $2.2 million and above-market leases of approximately $1.4 million in connection with the purchase of the Farm Springs Property in 2008. Amortization expense related to these intangible assets was approximately $477,000, $818,000, and $818,000 for each of the years ended December 31, 2012, 2011, and 2010, respectively.

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

Asset Impairment:

              The Company applies the guidance in ASC No. 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment's use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment at December 31, 2012.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

              When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. Management has determined that there were no indicators of impairment at December 31, 2012.

Reportable Segments:

              As of December 31, 2012, the Company primarily operated in two reportable segments: (i) Real Estate Operations, (ii) Other Operations.

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

              Both segment's operations are conducted within the U.S., with the exception of the insurance operations which is also conducted in the Cayman Islands.

              As of July 25, 2011, the Board of Directors voted to divest the Company of its outdoor maintenance, shelter cleaning, and electrical contracting businesses. Although the parking garage operations were not divested at this time, the Board of Directors subsequently voted to divest the operations on November 7, 2011. These operations are presented as discontinued operations in the consolidated statements of (loss) income.

Revenue Recognition—Real Estate Operations:

              The Company recognizes revenue from real estate operations in accordance with ASC No. 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. For the year ended December 31, 2012, five tenants included in the consolidated statement of (loss) income, constituted approximately 63%, 16%, 12%, 4%, 3%, two tenants each constituted approximately 1%, and one tenant constituted approximately less than 1% of rental revenue, whereas for the year ended December 31, 2011, six tenants, constituted approximately 63%, 16%, 12%, 8%, 1%, and less than 1% of rental revenue, and for the year ended December 31, 2010, five tenants constituted approximately 66%, 16%, 12%, 5%, and less than 1% of rental income.

              In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The Company's properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts billed pursuant to the underlying leases amounted to approximately $8.6 million and $7.4 million at December 31, 2012 and December 31, 2011, respectively (see Note 5).

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

              Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized as revenue in the period the related expenses are incurred.

Revenue Recognition—Electrical Contracting Operations:

              The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC No. 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues are presented as part of discontinued operations in the consolidated statements of (loss) income (see Note 4 for further discussion regarding discontinued operations).

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

Discontinued Operations:

              The consolidated financial statements of the Company present the operations of the outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations (Note 4) in accordance with ASC No. 205-20-55 for the years ended December 31, 2012, 2011, and 2010.

Cash and Cash Equivalents:

              The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

              Restricted cash represents funds held by the insurance carrier for the purpose of the payment of insured losses. At December 31, 2012 and 2011, the Company had restricted cash in the amount of $0.4 million and $0.6 million, respectively.

Accounts Receivable:

              Accounts receivable consist of trade receivables recorded at the original invoice amounts, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables generally do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit histories with customers and their current financial conditions. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the periods in which the estimates are revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables. The Company recorded an impairment charge of approximately $0.1 million against accounts receivable and wrote off approximately $0.1 million of notes receivable as of December 31, 2012.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Available-for-Sale Securities:

              The Company accounts for its marketable debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

              Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statements of (loss) income. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices.

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

              Level 3—Valuations based on unobservable inputs reflecting the Company's own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Income Taxes:

              The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. Accordingly, the Company is generally not subject to federal income taxation on the portion of its distributable income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements as defined under Section 856 through 860 of the Code.

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

              ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2012 and 2011, the Company does not have a liability for unrecognized tax positions.

Comprehensive (Loss) Income:

              The Company follows the provisions of ASC No. 220-10-45, which sets forth rules for the reporting and display of comprehensive (loss) income and its components. ASC No. 220-10-45 requires unrealized gains or losses on the Company's available-for-sale securities to be included in accumulated other comprehensive income, net of taxes and as a component of stockholders' equity.

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

Concentrations of Credit Risk:

              Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Beginning January 1, 2013, all noninterest bearing transaction accounts no longer receive unlimited deposit insurance coverage by the Federal Deposit Insurance Corporation ("FDIC") and instead all accounts deposited at an insured depository institution are insured by the FDIC up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Investment in Equity Affiliates:

              The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. Under the equity method of accounting, the Company

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

              As of December 31, 2012, the Company has one investment which was made to a VIE with a net carrying amount of $0.5 million. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company's financial statements. The Company accounts for this investment under the equity method of accounting.

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

Recently Issued Accounting Pronouncements:

              In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-03, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-03 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-03 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-03 is not expected to have a material impact on the Company's consolidated financial statements.

              In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income" which requires U.S. GAAP to conform to the disclosure requirements of International Financial Reporting Standards ("IFRS"). The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the statement of operations and in a separate statement of comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company's consolidated financial statements have been prepared in accordance with ASU-2011-05.

              In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurements" which clarifies the application of existing fair value requirements, including those related to highest and best use concepts, and expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This guidance is effective

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

2.           REAL ESTATE:

              The Company's components of rental property consist of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Land	$88,584	$88,584
Buildings and improvements	28,892	24,874

	117,476	113,458
Accumulated depreciation and amortization	(11,090)	(10,194)

Net operating real estate	$106,386	$103,264

              Substantially all of these assets have been pledged as collateral for debt obligations (see Note 8).

              Information relating to real estate and accumulated depreciation as of December 31, 2012 are as follows (in thousands):

Description	Encum- brances			Initial Costs Land	Initial Costs Buildings	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2012	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired		Depreciable Lives
Farms Springs Road(B)	$	(B	)	$3,533	$16,248	$3,833	$23,614	$3,752	$19,862	2008		10-25 years
165-25 147th Avenue		$23,660		$360	$3,821	$1,314	$5,495	$5,048	$447	(A	)	10-25 years
49-19 Rockaway Blvd.		$—		$74	$783	$673	$1,530	$1,454	$76	(A	)	10-25 years
85-01 24th Avenue		$21,840		$38,210	$937	$—	$39,147	$350	$38,797	(A	)	10-25 years
114-15 Guy Brewer Blvd.		$—		$23,100	$6	$—	$23,106	$—	$23,106	(A	)	10-25 years
612 Wortman Avenue		$—		$8,907	$117	$837	$9,861	$486	$9,375	(A	)	10-25 years
23-85 87th Street		$—		$14,400	$323	$—	$14,723	$—	$14,723	(A	)	10-25 years

		$45,500		$88,584	$22,235	$6,657	$117,476	$11,090	$106,386

(A)
Acquired by the Company in March 2007 upon the reorganization. See Note 1 to financial statements.

(B)
In connection with the Revolving Credit Agreement, a mortgage was filed as collateral on this property. As of December 31, 2012, there was $5.0 million outstanding under this credit facility. Our obligations under this credit facility were satisfied in full on February 22, 2013.

              The changes in real estate for the three years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$113,458	$113,123	$112,946
Property acquisitions	—	—	—
Improvements	4,018	335	177
Retirements / disposals	—	—	—

Balance at end of year	$117,476	$113,458	$113,123

              The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2012 was approximately $40.4 million.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2.           REAL ESTATE (Continued):

              The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for three years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$10,194	$9,221	$8,136
Depreciation for year	896	973	1,085
Retirements / disposals	—	—	—

Balance at end of year	$11,090	$10,194	$9,221

              Farm Springs Road, LLC Property:

              On June 6, 2012, Farm Springs Road, LLC ("Farm Springs"), a wholly-owned subsidiary, and United Technologies Corporation ("United Technologies") entered into a lease agreement (the "Lease") pursuant to which United Technologies will lease approximately 107,654 square feet of office space and the adjacent parking structure located at 8 Farm Springs Road, Farmington, Connecticut (the "Premises").

              The lease commenced on September 1, 2012 and the initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index ("CPI") during the three successive five year options and fixed at the same base rent as the fifteenth year of the Lease during the one year option, or (ii) three successive five year options with base rent increasing by CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a "one-off" sale.

              The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the Lease. During the first seven years of the lease, base annual rental income will increase at a fixed rate of 2%. After the seventh year of the Lease, base annual rent will increase based upon CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for property maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions, as defined, which will be the Company's responsibility.

              On August 31, 2012, Farm Springs and Hartford Fire Insurance Company ("the Hartford"), a former tenant of Farm Springs, entered into a release agreement whereby the Hartford paid Farm Springs $625,000 for certain deferred property maintenance items related to their tenancy which was reported in other income on the accompanying statements of (loss) income.

              612 Wortman Ave, LLC Property:

              On July 2, 2012, the Company entered into a surrender agreement ("Agreement") with Varsity Bus Co. Inc. ("Varsity"), a tenant of 612 Wortman Ave, LLC, a wholly-owned subsidiary, related to early termination of their existing lease. As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. As of December 31, 2012, Varsity defaulted on payment of two of the monthly installments totaling approximately $0.1 million. As a result of this, a notice of default was sent to Varsity, and the Company is currently pursuing full payment of amount owed. In addition, on September 30, 2012, the Company entered into a rental agreement with Stanley Brettschneider ("Licensee"), to use certain land consisting of approximately 15,000 square feet at the 612 Wortman Ave property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2.           REAL ESTATE (Continued):

rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which is to commence October 1, 2012 and terminate on November 30, 2012. Subsequent to the termination of the rental agreement, the Licensee continued to use the land for the purpose of bus parking throughout December 2012 in which the Licensee incurred an additional sum of approximately $18,000. Currently, the Company is actively marketing the property in order to secure a lease with a new tenant.

              Acquisition of Wu/Lighthouse Portfolio, LLC Properties:

              On January 17, 2013, GTJ REIT, Inc. ("GTJ") and its wholly-owned subsidiaries GTJ GP, LLC (the "General Partner") and GTJ Realty, LP (the "UPREIT") (collectively, "the Company"), and Wu/Lighthouse Portfolio, LLC ("Wu/Lighthouse Portfolio"), Jeffrey Wu ("Wu"), the Wu Family 2012 Gift Trust (the "Wu Trust"), Paul Cooper ("P. Cooper"), Louis Sheinker ("L. Sheinker"), Jerome Cooper ("J. Cooper"), Jeffrey Ravetz ("J. Ravetz") and Sarah Ravetz ("S. Ravetz"), and together with Wu/Lighthouse Portfolio, Wu, the Wu Trust, P. Cooper, L. Sheinker, J. Cooper, J. Ravetz and S. Ravetz collectively hereinafter referred to as "Sellers"), entered into a certain contribution agreement effective as of January 1, 2013 (the "Contribution Agreement") pursuant to which the UPREIT acquired all of the Sellers' outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut (the "Acquired Properties"). The Acquired Properties have a gross asset value of approximately $194 million, and are subject to an aggregate of approximately $115 million in outstanding mortgage indebtedness, which was assumed by the UPREIT upon the closing. P. Cooper, the Company's Chief Executive Officer and a director is a 6% owner and principal of Wu/Lighthouse Portfolio and J. Cooper our Chairman of the Board of Directors owns a .666% interest therein. With the acquisition of the Acquired Properties, the UPREIT currently owns a total of 32 properties, including its seven (7) previously-owned properties.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

3.           AVAILABLE-FOR-SALE SECURITIES:

              The Company accounts for its debt and equity securities as available-for-sale securities in accordance with ASC No. 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders' equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the accompanying consolidated statement of (loss) income when incurred.

              The following is a summary of available-for-sale-securities at December 31, 2012 and 2011 (in thousands):

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2012
Equity securities	$—	$—	$250	$250
Money market fund	185	185	—	185
U.S. Treasury/U.S. Government debt securities	83	89	4	93

Total available-for-sale securities	$268	$274	$254	$528

	Available-for-Sale Securities
	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2011
Equity securities	$—	$—	$237	$237
Money market fund	200	260	—	260
U.S. Treasury/U.S. Government debt securities	1,363	1,351	48	1,399

Total available-for-sale securities	$1,623	$1,611	$285	$1,896

              Accumulated other comprehensive income for the years ended December 31, 2012 and 2011 includes a net unrealized holding loss of approximately $28,000 and $109,000, respectively. No amounts were reclassified from other comprehensive income to income for the years ended December 31, 2012 and 2011, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

3.           AVAILABLE-FOR-SALE SECURITIES (Continued):

              The following is a summary of the contractual maturities of U.S. Government Debt Securities as of December 31, 2012:

	Amortized Cost	Estimated Fair Value
Due in
2013	$—	$—
2014 - 2018	89	93
2019 and later	—	—

Total	$89	$93

              Proceeds from the sale of available-for-sale securities amounted to approximately $1.4 million, $0.6 million, and $0.9 million, in 2012, 2011, and 2010, respectively, principally from the maturity of the available-for-sale securities. The Company sold the available-for-sale securities at their face value and therefore did not recognize any gains or losses from the sale of available-for-sale securities in 2012, 2011, and 2010, respectively.

4.           DISCONTINUED OPERATIONS:

              On July 25, 2011, the Board of Directors (the "Board") voted to divest substantially all of the Company's taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, and electrical contracting businesses). Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. The assets and liabilities associated with the outdoor maintenance, shelter cleaning, electrical contracting, and parking businesses ("Outdoor Maintenance") businesses have been classified as assets and liabilities of discontinued operations for all periods presented. The results of operations of the Outdoor Maintenance businesses for all periods presented are classified as "Loss from discontinued operations, net of taxes" for all periods presented.

              The following table sets forth the detail of the Company's loss from discontinued operations (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues from discontinued operations	$6,248	$20,959	$17,992

Loss from discontinued operations, net of taxes	$(3,772)	$(3,087)	$(2,446)

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

4.           DISCONTINUED OPERATIONS (Continued):

              The carrying amounts of the major classes of assets and liabilities of the Outdoor Maintenance businesses included in discontinued operations are as follows (in thousands):

	December 31, 2012	December 31, 2011
Assets:
Cash	$3	$63
Accounts receivable, net	1,818	2,666
Machinery and equipment, net	60	93
Other assets, net	2,813	3,851

	$4,694	$6,673

Liabilities:
Accounts payable and accrued expenses	$494	$467
Unpaid losses and loss-adjustment expenses	13	25
Other liabilities, net	1,132	1,110

	$1,639	$1,602

              The following table presents the uncompleted contracts in progress (in thousands):

	December 31, 2012	December 31, 2011
Costs on contracts in progress	$8,142	$3,079
Estimated (loss) earnings	(1,062)	146
Estimated earnings	954	—

	8,034	3,225
Less: billings to date	(5,776)	(2,351)

	$2,258	$874

              The excess of revenues earned to date over billings are included in other other assets of discontinued operations on the accompanying consolidated balance sheets as of (in thousands):

	December 31, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,258	$874
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—

	$2,258	$874

              Net cash used in discontinued operations was $1.8 million, $0.7 million, and $1.9 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

5.           OTHER ASSETS:

              Other assets, net, consist of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Prepaid expenses	$224	$155
Prepaid and refundable income taxes	31	14
Rental income in excess of amounts billed	8,570	7,373
Security deposits	30	30
Other assets	26	13

	$8,881	$7,585

6.           UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

              The liability for losses and loss adjustment expenses with certain previous insurance claims is summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Reported claims	$1,333	$1,712
Provision for incurred but not reported claims	146	197

	$1,479	$1,909

              Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $1.5 million and $1.9 million at December 31, 2012 and 2011, respectively. Effective November 13, 2011, losses originating from the 1999 to 2001 years were commuted back to AAIC for an amount totaling $200,015. In connection with the transfer to a liquidating trust, an actuarial study was completed by the insurance carrier, which estimated that at December 31, 2011, the total outstanding losses are approximately $1.2 million. In their analysis, the insurance carrier used industry based data which may or may not be representative of the Company's ultimate liabilities. In addition, the provision included $0.8 million for outstanding losses which was not a part of the actuarial study. In the opinion of the management, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies written. However, the Company's estimated liability for claims is ultimately based on management's expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

7.           OTHER LIABILITIES:

              Other liabilities consist of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Accrued dividends	$1,092	$1,087
Accrued earnings and profits distribution	99	99
Accrued professional fees	803	97
Accrued environmental costs	69	189
Deposit liability	101	301
Prepaid rent	298	209
Pension withdrawal liability	1,436	—
Other	481	421

	$4,379	$2,403

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

9.           SECURED REVOLVING CREDIT FACILITY:

M&T Financing Agreement:

              On August 26, 2011, the Company and Manufacturers and Traders Trust Company ("M&T") entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for, among other things, a $10.0 million revolving credit facility (the "Revolver"). The Revolver is available to the Company to be used for Permitted Acquisitions (as defined in the Credit Agreement) and for general working capital and other corporate purposes. The Credit Agreement requires that the Company satisfy certain financial covenants, including: (i) minimum Net Worth, (ii) Fixed Charge Coverage Ratio,

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

9.           SECURED REVOLVING CREDIT FACILITY (Continued):

(iii) Leverage Ratio and (iv) Liquidity, all as defined in the Credit Agreement, and usual and customary restrictions and covenants, as defined. As a condition to M&T entering into the Credit Agreement, the Company agreed to indemnify M&T against certain claims pursuant to the Environmental Compliance and Indemnification Agreement, dated as of August 26, 2011.

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

              As part of the Credit Agreement, the Company is obligated to comply with certain financial and nonfinancial covenants. As of December 31, 2012, the Company was in compliance with all financial and nonfinancial covenants.

              As of December 31, 2012, the Company has $5.0 million outstanding under the Credit Agreement. The Company's obligations under the Credit Agreement were satisfied in full on February 22, 2013.

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

Preferred Stock:

              The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of December 31, 2012.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

10.         STOCKHOLDERS' EQUITY (Continued):

Dividend Distributions:

              On March 21, 2013, the Board of Directors declared a special distribution of $0.0934 per share of common stock, payable with respect to the year ended December 31, 2012, to stockholders of record at the close of business on March 31, 2013 which is payable on or about April 15, 2013. On March 21, 2013, the Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable with respect to the first quarter ended March 31, 2013, to stockholders of record as of the close of business on March 31, 2013 payable on or about April 15, 2013. The following table shows the dividends declared for the years ended December 31, 2012 and 2011:

Declaration Date	Quarter Ended	Record Date	Payment Date	Dividend Per Share
January 23, 2012	December 31, 2011	January 31, 2012	February 15, 2012	$0.13	(1)
March 26, 2012	March 31, 2012	March 31, 2012	April 15, 2012	$0.08
June 7, 2012	June 30, 2012	June 30, 2012	July 15, 2012	$0.08
August 6, 2012	September 30, 2012	September 30, 2012	October 15, 2012	$0.08
December 20, 2012	December 31, 2012	December 31, 2012	January 15, 2013	$0.08
January 5, 2011	December 31, 2010	January 15, 2011	January 21, 2011	$0.10	(1)
March 21, 2011	March 31, 2011	March 31, 2011	April 15, 2011	$0.08
June 1, 2011	June 30, 2011	June 30, 2011	July 15, 2011	$0.08
August 8, 2011	September 30, 2011	September 30, 2011	October 15, 2011	$0.08
November 7, 2011	December 31, 2011	December 31, 2011	January 15, 2012	$0.08

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

10.         STOCKHOLDERS' EQUITY (Continued):

              The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of December 31, 2012, the Company had 559,197 shares available for future issuance of awards under the Plan.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

10.         STOCKHOLDERS' EQUITY (Continued):

              The following table presents the activity of options outstanding under the Plan for the year ended December 31, 2012:

Options	Number of Options		Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	265,000	(a)	$11.14	$1.86
Granted	—		—	—
Exercised	—		—	—
Forfeited /Expired	—		—	—

Outstanding at December 31, 2012(2)	265,000		$11.14	$1.86

Options vested and exercisable at December 31, 2012	265,000		$11.14	$1.86

(a)
Of these outstanding and exercisable options, 255,000 options have a remaining contractual life of approximately 5.1 years and the remaining 10,000 options have a remaining contractual life of approximately 8.4 years.

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

(2)
The aggregate intrinsic value, which represents the difference between the price of the Company's common stock at December 31, 2012 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of December 31, 2012.

              For the three years ended December 31, 2012, 2011, and 2010 stock compensation expense relating to these stock option grants was approximately $0, $20,000, and $127,000, respectively.

              On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000, under the Plan. A total of 13,950 of these shares, with a value of approximately $98,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 42,900 shares, with a value of approximately $300,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 42,900 shares granted to each of the executives were vested as of the grant date, one fourth vested on January 1, 2011, one fourth vested on January 1, 2012, and the remaining fourth vested on January 1, 2013. Dividends paid on restricted shares are recorded as dividends on shares of the Company's common stock whether or not they are vested. In accordance with ASC No. 718-10-35, the Company measures the compensation costs for these shares at fair value on the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2012, 2011, and 2010, stock compensation expense relating to the restricted stock granted on January 1, 2010, was approximately $25,000, $63,000, and $310,000 respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

10.         STOCKHOLDERS' EQUITY (Continued):

              On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000, under the Plan. A total of 5,280 of these shares, with a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The remaining 52,640 shares, with a value of approximately $400,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 52,640 shares granted to each of the executives vested on the grant date, one fourth vested on March 18, 2012, and one fourth will vest each year on the following dates: March 18, 2013, and March 18, 2014. Dividends paid on restricted shares are recorded as dividends on shares of the Company's common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares at fair value on the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2012, 2011, and 2010, stock compensation expense relating to the restricted stock granted on March 18, 2011, was approximately $100,000, $293,000, and $0, respectively.

              On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the Plan. The shares issued on June 7, 2012 have a value of approximately $40,000, were granted to non-management members of the Board of Directors, and vested immediately. The shares issued on April 30, 2012 have a value of approximately $375,000, were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 55,149 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: April 30, 2013, April 30, 2014, and April 30, 2015. Dividends paid on restricted shares are recorded as dividends on shares of the Company's common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2012, 2011 and 2010, stock compensation expense relating to the restricted stock granted in 2012, was approximately $248,000, $0, and $0, respectively.

              For the year ended December 31, 2012 the Company's total stock compensation expense was approximately $373,000. As of December 31, 2012, there was approximately $214,000 of unamortized stock compensation related to restricted stock.

              At December 31, 2012, 265,000 stock options were outstanding, all of which were exercisable, and 175,827 shares of restricted stock were outstanding, 97,396 of which were vested. At December 31, 2012, 559,197 shares of the Company's common stock remain available for future issuance under the Plan.

Special Distribution of Earnings and Profits:

              On August 20, 2007, the Board of Directors of the Company declared a special distribution of accumulated earnings and profits on the Company's common stock of $6.40 per share of common stock, payable in $20,000,000 of cash and 3,775,400 of the Company's common stock. As of December 31, 2012, cash of approximately $19.9 million and 3,775,400 shares of the Company's common stock have been distributed. The remaining payable balance of approximately $0.1 million is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2012.

11.         EARNINGS PER SHARE:

              In accordance with ASC No. 260-10-45, basic earnings per common share ("Basic EPS") is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing net (loss) income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in the Company's consolidated statements of (loss) income.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

11.         EARNINGS PER SHARE (Continued):

              The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net (loss) income	$(4,132)	$(1,616)	$3,093

Denominator:
Weighted average common shares outstanding—basic and diluted	13,627,573	13,561,661	13,503,120

Basic and Diluted Per Share Information:
Net (loss) income per share—basic and diluted	$(0.30)	$(0.12)	$0.23

12.         OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

              The Company sponsors retirement benefits for its non-union employees under a defined contribution 401(k) plan which covers all employees who, at the plan's anniversary date, had completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2012, 2011, and 2010 were $0.1 million, $0.2 million, and $0.2 million, respectively.

              The Company sponsors retirement benefits to its union employees under a separate defined contribution 401(k) plan which covers all employees who, at the plan's anniversary date, had completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs in discontinued operations for the years ended December 31, 2012, 2011, and 2010 were $0.4 million, $0.4 million, and $0.3 million, respectively.

              The Company participates in a multiemployer plan that provides additional retirement benefits. Contributions to this plan and charged to benefit costs in discontinued operations for the years ended December 31, 2012, 2011, and 2010 were $0.2 million, $0.3 million, and $0.2 million, respectively.

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

              On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. During the three months ended September 30, 2012, the Company determined the liability was probable and accrued $1.5 million in other liabilities on the consolidated balance sheet. The liability will be paid in installments of approximately $8,000 per month over a twenty year term. As of December 31, 2012, the Company has made eleven installment payments.

13.         RELATED PARTY TRANSACTIONS:

              Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the years ended December 31, 2012, 2011, and 2010 were $1,061,878, $632,088, and $267,056, respectively.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

13.         RELATED PARTY TRANSACTIONS (Continued):

              Paul A. Cooper is the Chief Executive Officer, a director of the Company, and the son of Jerome Cooper (Chairman of the Board). In January 2010, the Company executed an extension option under the lease agreement with Lighthouse 444 Limited Partnership ("Lighthouse"), the owner of the building at 444 Merrick Road, Lynbrook, NY, and of which Paul A. Cooper is a general partner. The executed extension option includes approximately 6,712 square feet of office space for a term of five years expiring August 31, 2015 at an annual rent of approximately $233,000.

              Stanley Brettschneider, a former officer of the Company's taxable REIT subsidiaries, is the father of the majority owner of Varsity Bus Co., Inc. ("Varsity") which was a tenant at one of the Company's rental properties until September 2012. Varsity had entered into a lease agreement which terminated in 2009 and was subject to four 5 year options to extend the term of the lease. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and was subject to increase in accordance with the lease agreement for the remaining four years. On July 2, 2012, the Company entered into a surrender agreement the ("Surrender Agreement") with Varsity regarding early termination of their existing lease. As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. As of December 31, 2012, Varsity defaulted on payment of two of the monthly installments totaling approximately $0.1 million. As a result of this, a notice of default was sent to Varsity, and the Company is currently pursuing full payment of amount owed. In addition, on September 30, 2012, the Company entered into a rental agreement with Stanley Brettschneider ("Licensee"), to use certain land consisting of approximately 15,000 square feet at the 612 Wortman Ave property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which is to commence October 1, 2012 and terminate on November 30, 2012. Subsequent to the termination of the rental agreement, the Licensee continued to use the land for the purpose of bus parking throughout December 2012 in which the Licensee incurred an additional sum of approximately $18,000. Varsity also utilized some of the Company's computer systems for a monthly fee. In addition, Mr. Brettschneider is also a compensated employee of Varsity. On April 11, 2012, the Company determined that Mr. Brettschneider's employment as Vice President of the Company's taxable REIT subsidiaries will terminate effective July 31, 2012.

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

14.          INCOME TAXES (Continued):

Reconciliation between GAAP (Loss) Income From Continuing Operations and Federal Taxable Income:

              The following table reconciles GAAP (loss) income from continuing operations to taxable income for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
(Loss) income from continuing operations before income from equity affiliates and income taxes	$(376)	$1,525	$5,584
Add: GAAP net loss of taxable subsidiaries	4,069	3,510	880

GAAP net loss from REIT operations	3,693	5,035	6,464
Professional fees	2,348	1,102	—
Stock-based compensation	135	160	264
Remediation costs paid—deductible for tax purposes	(96)	(421)	(469)
Estimated tax depreciation in excess of book depreciation	762	1,009	1,010
Interest income	(20)	(68)	(68)
Deferred rent	(1,198)	(636)	(1,424)

Adjusted taxable income subject to 90% dividend requirements	$5,624	$6,181	$5,777

              Dividend distributions for the year ended December 31, 2012 were characterized for federal income tax purposes as 100% ordinary income.

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

              The (benefit from) provision for income taxes from continuing operations for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State and local	(16)	54	45
Deferred	—	—	—

Total tax (benefit) provision for	$(16)	$54	$45

              There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2012, 2011, and 2010.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

14.          INCOME TAXES (Continued):

              The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended December 31,
	2012	2011	2010
Income tax (benefit) at the United States Federal statutory rate of 34%	$(128)	$518	$1,898
State and local taxes, net of federal benefit	(45)	183	670
Tax effect of REIT related income for federal taxes, included in net income	(1,255)	(1,712)	(2,198)
Tax effect of REIT related income for state and local taxes, net of federal tax benefit	(443)	(604)	(776)
Change in valuation allowance related to continuing operations	1,846	1,559	388
Other	9	110	63

Provision for (benefit from) income taxes	$(16)	$54	$45

              Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities from continuing operations at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred taxes:
Deferred tax assets:
Net operating loss carryforwards	$11,148	$7,820
Discounted unpaid losses	402	502
Depreciation and amortization	1,054	1,062
Other	521	622

Total deferred tax assets	$13,125	$10,006
Valuation Allowance	(13,125)	(10,006)

Net deferred tax assets	$—	$—

December 31,
	2012	2011
Deferred tax liabilities:
Tax depreciation	$—	$—
Vacation accrual	—	—

Total deferred tax liabilities	$—	$—

Net deferred tax liability	$—	$—

              Deferred tax assets arise from net operating loss carry-forwards and discounted unpaid losses in the aggregate amount of approximately $11.6 million and $8.3 million at December 31, 2012 and 2011, respectively. The Company has recorded a full valuation allowance against the deferred tax assets as it does not consider realization of such assets to be likely.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

14.         INCOME TAXES (Continued):

              In accordance with ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2012, and December 31, 2011, the Company does not have a liability for unrecognized tax positions.

              In accordance with ASC No. 740-10-65, the Company has assessed its tax positions for all open tax years, which includes 2007 to 2010, and concluded that there were no material uncertainties to be recognized. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2012, 2011, and 2010. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2012.

              The carrying amount of building and improvements on the financial statements exceeds the Company's tax basis by approximately $74.7 million and $71.7 million at December 31, 2012 and 2011, respectively.

15.         COMMITMENTS AND CONTINGENCIES:

Legal Matters:

              The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

Environmental Matters:

              During 2012, the Company's real property, except for the Farm Springs Property, has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation ("NYSDEC") whereby the Company has committed to a three-year remedial investigation and feasibility study (the "Study") for all site locations. The Company concluded that the estimated cost range to perform full remediation on all site locations would be between approximately $1.4 million to $2.6 million.While management believes that the amount of the study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate. In May 2008, the Company received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.

              Included in other liabilities in the accompanying consolidated balance sheets (Note 7) as of December 31, 2012, and 2011 is the estimated liability for remediation costs of approximately $0.1 million and $0.2 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state, or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

15.         COMMITMENTS AND CONTINGENCIES (Continued):

Insurance Operations:

              The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000. At December 31, 2012 and 2011, the Company's insurance operations were not in compliance with the minimum net worth requirements. A meeting was held with the Cayman Islands Monetary Authority ("CIMA") on March 23, 2011, at which time the Company informed CIMA of the intention to transfer the insurance balances into a New York based liquidating trust and dissolve the Company's Cayman Islands based insurance operations once the transfer is complete. As of December 31, 2012, the Company is in the process of transferring the insurance balances into a liquidating trust.

Leases:

              The Company's principal office is located in 6,712 square feet at 444 Merrick Road, Lynbrook, New York, which it leases from a partnership owned in part by Paul A. Cooper, a Director and Chief Executive Officer of the Company. Future minimum rent payable under the terms of the leases, as amended, amount to approximately $235,000, $242,000, $164,000, and $0 for the years 2012 through 2015, respectively.

              The Company records lease payments using the straight line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term. The Company is obligated under operating leases for warehouse, office facilities, and certain office and transportation equipment, which amounted to $234,884, $221,336, and $215,050 for the years ended December 31, 2012, 2011, and 2010, respectively.

              At December 31, 2012, future minimum lease payments in the aggregate and for each year thereafter are as follows (in thousands):

2013	$235
2014	242
2015	164
2016 - 2017	—

Total	$641

Divestiture:

              In connection with the completion of the divestiture of the Company's taxable REIT subsidiaries, the Company may be subject to certain liabilities including union wages and severance. On January 27, 2012, the Company received a notice from Local Union No. 3's counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. An arbitration hearing was held on May 2, 2012, in which the arbitrator ruled in favor of Local Union No. 3 in the amount of approximately $0.1 million. On July 13, 2012, the Company paid the full amount of the settlement.

              On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. During the three months ended September 30, 2012, the Company determined the liability was probable and accrued $1.5 million in other liabilities on the condensed consolidated balance sheet. The liability will be paid in installments of approximately $8,000 per month over a twenty year term. As of December 31, 2012, the Company has made eleven installment payments.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

16.         FUTURE MINIMUM RENT SCHEDULE:

              Future minimum lease payments to be received by the Company as of December 31, 2012 under noncancelable operating leases for the next five years and thereafter are as follows (in thousands):

2013	$11,478
2014	12,423
2015	12,434
2016	13,306
2017	13,098
Thereafter	116,877

Total	$179,616

              The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

17.         INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures

              The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on these investments as part of discontinued operations on the consolidated statements of (loss) income.

              In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

              For the year ended December 31, 2012, 2011, and 2010 the Company recorded its share of (loss) income of approximately ($88,000), ($45,000), and $38,000, respectively, from this equity investment. The Company also recognized $87,000 in management fees and approximately $33,000 in interest on its working capital advances. As of December 31, 2012 and 2011, the Company had a net receivable of approximately $0.4 million related to working capital advances to fund construction projects.

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

              As of December 31, 2012, the Company has one investment which was made to a VIE entity with a net carrying amount of $0.5 million, which is included in assets of discontinued operations on the consolidated balance sheet. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company's financial statements. The Company accounts for this investment under the equity method.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

18.         FAIR VALUE:

Fair Value of Financial Instruments:

              ASC. 825-10-50 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. ASC 825-10-65 requires the Company to disclose in the notes of its interim financial statements as well as its annual financial statements, the fair value of all financial instruments as required ASC 825-10-50. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825-10-50.

              Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,377	$3,377	$7,613	$7,613
Available-for-sale securities	528	528	1,896	1,896
Restricted cash	376	376	627	627
Accounts receivable, net	334	334	295	295
Financial liabilities:
Secured revolving credit facility	$5,000	$5,000	$—	$—
Mortgage Note Payable	45,500	49,636	45,500	49,137
Pension withdrawal liability	1,436	1,246	—	—

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

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

18.         FAIR VALUE (Continued):

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

              The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2012 and 2011.

December 31, 2012

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$528	$528	$528	$—	$—

December 31, 2011

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$1,896	$1,896	$1,896	$—	$—

              Available-for-sale securities:    Fair values are approximated on current market quotes received from financial sources that trade such securities.

19.         SEGMENTS:

Segment Information:

              In accordance with ASC 280-10, the Company has established that its reportable segments are Real Estate Operations and Other Operations as of December 31, 2012. These operating segments, whose operations are reported in the tables below, are segments of the Company for which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the outside maintenance, shelter cleaning, electrical contracting, and parking businesses, the operating results of these businesses are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

              The Company primarily operates in two reportable segments: (i) Real Estate Operations and (ii) Other Operations

              Real Estate Operations rent Company owned real estate located in New York and Connecticut.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

19.         SEGMENTS (Continued):

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

              The summarized segment information (excluding discontinued operations), as of and for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

Year Ended December 31, 2012

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$13,940	$17	$—	$13,957
Operating expenses	8,527	2,559	—	11,086

Operating income (loss)	5,413	(2,542)	—	2,871
Other (expense) income	(1,721)	(1,510)	(16)	(3,247)

Income (loss) from continuing operations before income taxes	3,692	(4,052)	(16)	(376)
Benefit from income taxes	15	1	—	16

Income (loss) from continuing operations	$3,707	$(4,051)	$(16)	$(360)

Capital expenditures	$4,142	$—	$—	$4,142

Depreciation and amortization	$1,236	$85	$—	$1,321

Total assets(1)	$175,330	$694	$(50,960)	$125,064

Year Ended December 31, 2011

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$13,960	$318	$—	$14,278
Operating expenses	6,518	3,825	(240)	10,103

Operating income (loss)	7,442	(3,507)	240	4,175
Other (expense) income	(2,407)	3	(246)	(2,650)

Income (loss) from continuing operations before income taxes	5,035	(3,504)	(6)	1,525
(Provision for) benefit from income taxes	(76)	22	—	(54)

Income (loss) from continuing operations	$4,959	$(3,482)	$(6)	$1,471

Capital expenditures	$327	$107	$—	$434

Depreciation and amortization	$1,231	$86	$—	$1,317

Total assets(2)	$171,822	$851	$(46,455)	$126,218

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

19.         SEGMENTS (Continued):

Year Ended December 31, 2010

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$13,469	$1,202	$(408)	$14,263
Operating expenses	4,542	2,596	—	7,138

Operating income (loss)	8,927	(1,394)	(408)	7,125
Other (expense) income	(2,463)	514	408	(1,541)

Income (loss) from continuing operations before income taxes	6,464	(880)	—	5,584
(Provision for) income taxes	$(25)	(20)	—	(45)

Income (loss) from continuing operations	$6,439	$(900)	$—	$5,539

Capital expenditures	$353	$7	$—	$360

Depreciation and amortization	$1,298	$84	$—	$1,382

Total assets(3)	$172,841	$5,053	$(37,380)	$131,340

        (1)
        Does not include assets of discontinued operations totaling $4,694.

        (2)
        Does not include assets of discontinued operations totaling $6,673.

        (3)
        Does not include assets of discontinued operations totaling $9,174.

20.         SELECTED QUARTERLY DATA (Unaudited):

              The summarized selected quarterly data for the years ended December 31, 2012 and 2011 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2012
Revenues	$3,560	$3,593	$3,402	$3,402
Net (loss)	$(948)	$(684)	$(2,753)	$253
Per common share (basic and diluted)(a)	$(0.07)	$(0.05)	$(0.20)	$0.02
2011
Revenues	$3,523	$3,649	$3,532	$3,574
Net income (loss)	$633	$215	$(1,694)	$(770)
Per common share (basic and diluted)(a)	$0.05	$0.02	$(0.12)	$(0.06)

(a)
Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

GTJ REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

              The following table presents dividends declared by the Company on its common stock for the years ended December 31, 2012, 2011, and 2010.

			Tax Purposes
			Ordinary Income		Qualified Dividend Income		Capital Gain Distribution		Dividend Classified as Return of Capital
Year	Total Dividends Paid	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share
2012	$6,129	$0.450	100.00%	$0.450	—	$—	—	$—	—	$—
2011	$5,696	$0.420	100.00%	$0.420	—	$—	—	$—	—	$—
2010	$5,404	$0.400	100.00%	$0.400	—	$—	—	$—	—	$—

22.          SUBSEQUENT EVENT:

              On January 17, 2013, the Company and its wholly-owned subsidiaries GTJ GP, LLC (the "General Partner") and GTJ Realty, LP (the "UPREIT") (collectively, "the Company"), and Wu/Lighthouse Portfolio, LLC ("Wu/Lighthouse Portfolio"), Jeffrey Wu ("Wu"), the Wu Family 2012 Gift Trust (the "Wu Trust"), Paul Cooper ("P. Cooper"), Louis Sheinker ("L. Sheinker"), Jerome Cooper ("J. Cooper"), Jeffrey Ravetz ("J. Ravetz") and Sarah Ravetz ("S. Ravetz"), and together with Wu/Lighthouse Portfolio, Wu, the Wu Trust, P. Cooper, L. Sheinker, J. Cooper, J. Ravetz and S. Ravetz collectively hereinafter referred to as "Sellers"), entered into a certain contribution agreement effective as of January 1, 2013 (the "Contribution Agreement") pursuant to which the UPREIT acquired all of the Sellers' outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut (the "Acquired Properties").

              In consideration of the acquisition of the Acquired Properties, the UPREIT issued to the Sellers, limited partnership units of the UPREIT such that immediately following closing, the Company beneficially owned 66.71% of the outstanding partnership units of the UPREIT and the Sellers (other than Wu/Lighthouse Portfolio) collectively received 33.29% of the partnership units therein.

              The General Partner is the general partner of the UPREIT (through its 1% general partnership interest in the UPREIT) and as a result thereof, the Company, through the Company's ownership of General Partner, will exercise managerial control over the properties, business and operations of the UPREIT. The UPREIT is authorized to issue common limited partnership units, Class A limited partnership units and Class B limited partnership units. While all limited partnership units have the same economic rights, holders of the UPREIT's Class B limited partnership units have no voting rights. The Company holds Class A limited partnership units.

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

              We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B.    OTHER INFORMATION

              None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

              When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company's business and structure, the Board of Directors focused primarily on each person's background and experience as reflected in the information discussed in each of the directors' individual biographies set forth below. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in such person's individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge, which we believe enhances the Board's ability to oversee, evaluate and direct our overall corporate strategy. The Board of Directors annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

              Effective as of January 17, 2013 and pursuant to the Company's Bylaws, the Board of Directors voted to expand the number of members comprising the entire Board of Directors from seven to ten directors. In addition, the Board of Directors voted to elect each of Louis Sheinker, Jeffery Wu, and Stanley Perla to serve as Class II directors of the Company. Messrs. Perla and Wu qualify as "independent directors" as such term is defined in the Company's charter.

Board Leadership:

              The Board has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer ("CEO") or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time. Currently, Jerome Cooper serves as our Chairman and Paul A. Cooper serves as our CEO. We believe that both Jerome Cooper and Paul A Cooper are tasked with the responsibility of implementing our corporate strategy and are both suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy, which accounts for a significant portion of the time devoted at our Board meetings.

Risk Management:

              The Board believes that risk management is an important component of the Company's corporate strategy. While we assess specific risks at our committee levels, the Board, as a whole, oversees our risk management process and discusses and reviews with management major policies with respect to risk assessment and risk management. The Board is regularly informed through its interactions with management and committee reports about risks we face in the course of our business. Finally, the Board believes the Chairman and CEO roles assist us in our implementation of major policies addressing our risks.

              For the year ended December 31, 2012, our Board of Directors consisted of seven members, four of whom were deemed independent as defined by the rules of the Nasdaq Capital Market and the North American Securities Administration Association ("NASAA") guidelines. A director is deemed to be independent if in the last two years he or she is not associated, directly or indirectly, with us. Serving as a director of an affiliated company does not, by itself, preclude a director from being considered an independent director, in accordance with the guidelines of NASAA applicable to REITs. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling, and direction to our management. Our Board of Directors meets on a regular basis and additionally as required. Written or electronic materials are distributed in advance of meetings as a general rule and our Board of Directors schedules meetings with, and presentations from, members of our senior management on a regular basis and as required.

              Directors are reelected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class I directors have a term expiring at the Annual Meeting in 2013 and until their successors are elected and qualified. Class II directors have a term expiring at the Annual Meeting in 2014 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2015 and until their successors are elected and qualified. Directors relected at such time shall be relected to three year terms. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

              The Board of Directors held seven meetings during the 2012 fiscal year. All of the Directors attended all of the meetings of the Board of Directors and of the committees on which they served with the exception of one director who attended six of the seven Board of Directors meetings. We encourage all members of the Board of Directors to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2012 Annual Meeting of stockholders, all members of the Board of Directors attended.

              The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 15, 2013:

Name	Age	Position
Paul A. Cooper	52	CEO and Class II Director
Jerome Cooper	84	Chairman of the Board of Directors and Class III Director
Douglas A. Cooper	66	Executive Vice President, Treasurer and Secretary and Class I Director
Joseph F. Barone	78	Class I Director
John J. Leahy	70	Class III Director
Stanley R. Perla	69	Class II Director
Donald M. Schaeffer	62	Class III Director
Harvey I. Schneider	79	Class I Director
Louis Sheinker	51	Class II Director
Jeffrey Wu	48	Class II Director

              The principal occupation and business experience of each of the directors and executive officers are as follows:

              Paul A. Cooper has been Chief Executive Officer of the Company since June 2012. Mr. Cooper has been a director of the Company since June 2006. Mr. Cooper had previously served as Executive Vice President of the Company since June 2006. Prior to joining the Company, Mr. Cooper has been a principal of Lighthouse Real Estate Ventures and its affiliates (collectively "Lighthouse"). Lighthouse owned, managed, and leased its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper is qualified to serve on the Company's Board due to his extensive experience in the commercial real estate industry. Mr. Cooper received a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul A. Cooper is the son of Jerome Cooper and the cousin of Douglas A. Cooper.

              Jerome Cooper has been a director and Chairman of the Board of Directors of the Company since June 2006. Mr. Cooper had previously served as Chief Executive Officer of the Company from March 2007 through June 2012. Prior to that Mr. Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for ten years. He is uniquely qualified to serve as our Chairman based on his rich experience with our Company and longtime leader. Jerome Cooper received a Bachelors degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law. Jerome Cooper is Paul A. Cooper's father and Douglas A. Cooper's uncle.

              Douglas A. Cooper is Executive Vice President of the Company and has been a director of the Company since June 2006. Mr. Cooper has been practicing law for over 38 years and is one of the partners of Ruskin Moscou Faltischek, P.C., counsel to the Company, since 1998. Mr. Cooper is qualified to serve on our board by his long history with our Company and industry. Mr. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law

School. Mr. Cooper also earned a masters degree in Corporate Law from NYU Law School. Douglas A. Cooper is the nephew of Jerome Cooper and the cousin of Paul A. Cooper.

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

              Stanley R. Perla has been a director of the Company since January 2013. Mr. Perla was a partner for Ernst & Young LLP, a public accounting firm from September 1978 to June 2003 and Managing Partner of Cornerstone Accounting Group LLP, from June 2008 to May 2011. He served as Ernst & Young's National Director of Real Estate Accounting as well as Ernst & Young's National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. Mr. Perla has also been a trustee and chair of the audit committees of American Mortgage Acceptance Company and Lexington Realty Trust, Vice President—Director of Internal Audit for Vornado Realty Trust (July 2003—May 2008). Mr. Perla is currently chair of the Madison Harbor Balanced Strategies audit committee and also serves on the valuation and nominating & compensation committees and is chair of the American Realty Capital Daily Net Asset Value Fund audit committee and a member of the board of the American Realty Capital Real Estate Income Fund. Mr. Perla is qualified to serve on our board as one of our independent directors based on his accountant experience within our industry as well his financial industry experience. He graduated from Baruch College, where he obtained his BBA in accounting in 1965, and his MBA in taxation in 1970. He is a licensed Certified Public Accountant in the State of New Jersey and New York. Mr. Perla is deemed an independent director.

              Donald M. Schaeffer has been a director of the Company since June 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past eleven years. Mr. Schaeffer is qualified to serve on our board as one of our independent directors based on his experience as both an attorney and accountant within our industry as well as his financial industry experience. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed Certified Public Accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

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

              Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Louis Sheinker brings nearly 27 years of real estate experience to the Company. Prior to joining the Company, Louis

Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties having an aggregate value in excess of $1.0 billion. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., where he managed a $100 million portfolio and rendered management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker is qualified to serve on the Company's Board due to his extensive experience in the commercial real estate industry. He received a Bachelor of Science degree from Ithaca College, and is currently a licensed Real Estate Broker in New York State.

              Jeffrey Wu has been a director of the Company since January 2013. Mr. Wu is an active and accomplished investor in commercial real estate and many other businesses. Since the mid-80's, he has transacted over sixty properties totaling more than four million square feet. He is also the principal shareholder, a founder and director of United International Bank. In addition, he is the sole owner of Hong Kong Supermarket Chain, one of the largest Asian supermarket chains with stores in multi-states. Jeffrey is a major contributor to many charities and non-profit organizations, and serves as a director of the New York Law Enforcement Foundation. Mr. Wu is qualified to serve on the Company's Board due to his extensive experience in the commercial real estate industry. Mr. Wu is deemed an independent director.

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

              During the fiscal year ended December 31, 2012, the Audit Committee held four meetings and all of the members attended all of the meetings.

              Compensation Committee:

              We have a Compensation Committee comprised of Messrs. Barone, Leahy, and Schneider, all of whom are deemed independent directors. Mr. Barone is designated as Chairman. The Compensation Committee establishes compensation policies and programs for our directors and executive officers. During the fiscal year ended December 31, 2012, the Executive Compensation Committee held five meetings and all members attended all of the meetings.

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

              Special Committee:

              In 2011, due to the potential conflicts of interest involved, the Board formed a Special Transaction Committee comprised solely of the independent directors for the specific purpose of evaluating and negotiating the terms of the transaction with Wu/Lighthouse Portfolio, LLC, and to decide whether to recommend the transaction to the full Board. The members of the Special Transaction Committee were Messrs. Schaeffer (Chairman), Leahy, Barone, and Schneider.

Directors' Compensation:

              We pay each of our independent directors an annual retainer of $10,000 and annually grant restricted shares of stock in the amount of approximately $10,000 at fair market value on the date of grant. In addition, we pay our independent directors $1,000 for attending each board meeting and $500 for attending each committee meeting. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year. Additionally, each independent director who served on the Special Committee was paid a monthly fee of $3,000.

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

              The following discussion and analysis of compensation arrangements of our named executive officers for 2012 should be read together with the compensation tables and related disclosures set forth below.

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

              Other Compensation:

              Jerome Cooper has been granted the use of a company-owned vehicle. The use of the company-owned vehicle provides an expense-saving opportunity, as this vehicle is used for business-related travel as needed, helping to cut out-of-pocket travel expenses. In addition, Paul A. Cooper and Louis Sheinker are provided with a car allowance and are reimbursed for costs associated for gas and tolls as their personal vehicles are used for business-related travel as needed, helping to cut out-of-pocket travel expenses.

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

              Stock Option Grants to Independent Directors:

              Until 2012, each of our independent Directors has received an option for 5,000 shares of our common stock as of the date of their appointment and a similar option at each annual meeting of our stockholders thereafter ("Director Options"). Each person who thereafter was elected or appointed as an independent director has received a Director Option on the date such person was first elected as an independent director. The Director Options vested on the date of grant. On June 9, 2011, the Company granted 10,000 options, which vested immediately, to Mr. Joseph F. Barone, in connection with Mr. Barone's appointment to the Board of Directors on February 12, 2009.

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

              Summary Compensation Table:

              The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the three years ended December 31, 2012:

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
Jerome Cooper,	2012	$259,612	—	—	—	$7,862(1)(2)	$267,474
Chairman	2011	$417,308	—	$100,016	—	$7,604(1)(2)	$524,928
	2010	$483,079	—	—	—	$10,504(1)(2)	$493,583
David J. Oplanich,	2012	$254,818	—	$75,004	—	$20,544(1)(2)(3)	$350,366
Chief Financial Officer	2011	$250,014	$100,000	$50,008	—	$19,795(1)(2)(3)	$419,817
	2010	$250,014	$25,000	$50,000	—	$19,405(1)(2)(3)	$344,419
Paul A. Cooper,	2012	$150,000	—	$175,005	—	$5,245(1)(2)	$330,250
Chief Executive Officer	2011	$150,000	—	$150,024	—	$5,035(1)(2)	$305,059
and Director	2010	$150,000	—	$150,000	—	$5,035(1)(2)	$305,035
Douglas A. Cooper,	2012	$150,000	—	$125,004	—	$5,245(1)(2)	$280,249
Executive Vice President,	2011	$150,000	—	$100,016	—	$5,035(1)(2)	$255,051
Treasurer, Secretary and Director	2010	$150,000	—	$100,000	—	$5,035(1)(2)	$255,035

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
Joseph F. Barone
John J. Leahy
Harvey I. Schneider

              Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year End:

              All options granted to our named executive officers in 2008 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 were granted under our 2007 Plan. No grants plan-based awards were made to the named executive officers in 2012.

              The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2012:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul A. Cooper, Chief Executive Officer and Director	4/30/12	25,736	$175,005
Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director	4/30/12	18,383	$125,004
David J. Oplanich, Chief Financial Officer	4/30/12	11,030	$ 75,004

              Outstanding Equity Awards

              The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2012:

Name	Number of Shares of Unit of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jerome Cooper	—	—	—	—
	6,580	50,008
	—	—	—	—
Paul A. Cooper	19,302	131,254	—	—
	9,870	50,008
	5,363	37,500	—	—
Douglas A. Cooper	13,787	93,753	—	—
	6,580	50,008
	3,575	25,000	—	—
David J. Oplanich	8,273	56,253	—	—
	3,290	25,004
	1,788	12,500	—	—

(1)
The Board of Directors approved options to certain named executive officers. The stockholders approved the 2007 Stock Incentive Plan on February 7, 2008.

(2)
The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

              The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers outstanding as of December 31, 2012:

Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable(3)	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price(1)	Option Expiration Date(2)
Jerome Cooper, Chairman	100,000	—	—	$11.14	June 2017
Paul A. Cooper, Chief Executive Officer and Director	50,000	—	—	$11.14	June 2017
Douglas A. Cooper, Executive Vice President, Treasurer, Secretary and Director	50,000	—	—	$11.14	June 2017

(1)
Fair market value of shares on the date of grant.

(2)
10 years from the date of grant.

(3)
The options granted Messrs. J. Cooper, P. Cooper, D. Cooper became exercisable as to 33.3% of the underlying shares on June 11, 2008, 33.3% of the underlying shares became exercisable on June 11, 2009, and 33.3% of the underlying shares became exercisable on June 11, 2010.

Option Exercises and Stock Vested:

              No options were exercised by our named executive officers in 2012.

Pension Benefits:

              We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

              We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments Upon Termination or Change in Control:

              There were no employment agreements or agreements providing for potential payments upon termination or a change in controls at December 31, 2012,

Independent Director Compensation:

              The following table sets forth a summary of the compensation we paid to our independent directors in 2012:

Name	Fees Earned or Paid Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Barone	$48,000	$10,003	—	—	—	—	$58,003
John J. Leahy	48,000	10,003	—	—	—	—	58,003
Donald M. Schaeffer	57,500	10,003	—	—	—	—	67,503
Harvey I. Schneider	48,000	10,003	—	—	—	—	58,003

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

  •
  Meeting Fees.  Prior to June 7, 2012, our independent Directors received $500 for each Board meeting and each committee meeting attended in person or by telephone. Subsequent to June 7, 2012, our independent Directors received $1,000 for each Board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone. In July 2011, the Board of Directors formed a special committee comprised of the independent Directors of the Board for purposes of the Wu/Lighthouse acquisition. The Directors of the special committee received a $3,000 per month fee, and the chairman of the special committee received a $4,000 per month fee. The special committee ended January 31, 2013, as a result of the completion of the acquisition.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              The following table sets forth, as of March 15, 2013, information regarding the beneficial ownership of the Company's common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company's Common Stock (2) each of the Company's directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2012.

Name and Address of Beneficial Owner	Amounts and Nature of Beneficial Ownership	Percentage of Class(7)
Jerome Cooper(1)	292,884	2.16%
Paul A. Cooper(2)	128,926	*
Douglas A. Cooper(3)	95,843	*
Joseph F. Barone(4)(6)	108,973	*
John J. Leahy(4)(5)	20,581	*
Donald M. Schaeffer(4)(5)	20,581	*
Harvey I. Schneider(4)(6)	15,581	*
All Executive Officers and Directors as a Group	683,369	5.03%

*
Represents less than 1.0% of our outstanding common stock.

(1)
Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 13,160 restricted share granted under the 2007 Plan.

(2)
Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 78,926 restricted shares granted under the 2007 Plan.

(3)
Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 45,843 restricted shares under the 2007 Plan.

(4)
Includes 5,581 shares of restricted shares granted under the 2007 Plan.

(5)
Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan.

(6)
Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan.

(7)
Based on 13,648,084 shares outstanding as of March 15, 2013.

              As of March 15, 2013, we have approximately 440 stockholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

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

Paul A. Cooper

              Paul A. Cooper has been Chief Executive Officer of the Company since June 2012. Mr. Cooper has been a director of the Company since June 2006. Mr. Cooper had previously served as Executive Vice President of the Company since June 2006. Prior to joining the Company, Mr. Cooper has been a principal of Lighthouse Real Estate Ventures and its affiliates (collectively "Lighthouse"). Lighthouse owned, managed, and leased its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area, including the building at 444 Merrick Road, Lynbrook, NY, which the Company has leased 6,712 square feet of office space since April 2005. The lease expires August 31, 2015 and has an annual rent of approximately $233,000.

Douglas A. Cooper

              Douglas A. Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. ("RMF"), and has acted as counsel to the Company since 1998. Fees paid by the Company to RMF for the years ended December 31, 2012, 2011, and 2010 were $961,033, $554,638, and $268,295, respectively, representing fees and expenses for litigation with New York City and others, the divestiture, preparation of all documentation related to the Reorganization, and general corporate matters.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

              On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2012 Annual Report.

              The following table presents aggregate fees billed for each of the years ended December 31, 2012 and 2011 for professional services rendered by BDO USA, LLP in the following categories:

	Year Ended December 31,
	2012	2011
Audit fees	$365,000	$357,500
Audit-Related Fees	234,176	20,505
Tax Fees	—	9,500
Other Fees	—	2,280

Total	$499,176	$389,785

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

PART IV

ITEM 15.    EXHIBITS

Exhibit Number	Exhibit
2.1	Merger Agreement and Plan of Merger (Incorporated by reference to Registration Statement No. 333-136110)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.1(a)	Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
3.2(a)	Bylaws of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)
3.2(b)	Amendment to Bylaws of the Registrant (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Registration Statement No. 333-136110)
10.1	Form of 2007 Incentive Award Plan (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)
10.2	Form of Stockholder Rights Agreement (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.3	Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Registration Statement No. 333-136110)
10.4	Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York.. (Incorporated by reference to Registration Statement No. 333-136110)
10.5	Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York.. (Incorporated by reference to Registration Statement No. 333-136110)
10.6	Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New York.. (Incorporated by reference to Registration Statement No. 333-136110)
10.7	Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24th Avenue East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.8	Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)
10.9	Lease by and between GTJ Co., Inc., Landlord and Varsity Bus Co., Inc., Tenant: Premises 626 Wortman Avenue, Brooklyn, New York and Cozine Avenue, Brooklyn, New York dated September 1, 2003. (Incorporated by reference to Registration Statement No. 333-136110)
10.10	Agreement between Transit Facility Management Corporation and NYC Transit dated August 7, 2001. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.11	Agreement between ShelterClean, Inc. and the City of Phoenix dated April 15, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.12	Agreement between CEMUSA, Inc. and Shelter Express Corp. dated June 26, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)
10.13	ING Loan Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)

Exhibit Number	Exhibit
10.14	ING Form of Pledge Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.15	ING Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.16	ING Libor Cap Security Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.17	ING Mortgage Notes (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.18	ING Mortgages (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.19	ING Assignment of Leases and Rents (Incorporated by reference to the Registrant's report on Form 8-K filed on July 10, 2007)
10.20	Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to the Registrant's report on Form 8-K filed February 5, 2008)
10.21	Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.22	Agreement of Lease dated April , 2005 between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.23	Space Substitution Agreement dated November , 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.24	Fixed Rate Term Loan Agreement dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.25	Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.26	Promissory Notes payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.27	Assignment of Leases and Rents dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.28	Carveout Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.29	Environmental Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant's report on Form 8-K filed on July 2, 2010)
10.30	Credit Agreement, dated August 26, 2011, by and between the Company and Manufacturers Trust Company ("M&T"). (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)

Exhibit Number	Exhibit
10.31	Standard LIBOR Grid Note, dated August 26, 2011, by and between the Company and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.32	Continuing Guaranty, dated August 26, 2011, by and between Farm Springs Road, LLC ("Farm Springs Road") and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.33	Open-End Mortgage, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.34	General Assignment of Rents, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.35	Environmental Compliance and Indemnification Agreement, dated August 26, 2011, by and between the Company and Farm Springs Road. (Incorporated by reference to Registrant's report on Form 10-Q filed on November 10, 2011)
10.36	Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., Metroclean Express Corp. and GTJ REIT, Inc. (Incorporated by reference to Registrant's report on Form 8-K/A filed on February 1, 2012)
10.37	Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., ShelterClean, Inc. and GTJ REIT, Inc. (Incorporated by reference to Registrant's report on Form 8-K/A filed on February 1, 2012)
10.38	Bill of Sale, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (Incorporated by reference to Registrant's report on Form 8-K/A filed on February 1, 2012)
10.39	Assignment and Assumption Agreement, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (Incorporated by reference to Registrant's report on Form 8-K/A filed on February 1, 2012)
10.40	Lease Agreement, dated June 6, 2012, by and between Farm Springs Road, LLC and United Technologies Corporation. (Incorporated by reference to Registrant's report on Form 8-K filed on June 7, 2012)
10.41	Share Purchase Agreement by and between Shelter Express Corp. and Manisha Patel. (Incorporated by reference to Registrant's report on Form 8-K/A filed on December 26, 2012)
21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP
31.1	Certification of Director of Finance, acting principal financial officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
31.2	Certification of Director of Finance, acting principal financial officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.
32.1	Certification of Director of Finance, acting principal financial officer, filed herewith
32.2	Certification of Director of Finance, acting principal financial officer, filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.
Dated: April 1, 2013	By:	/s/ Paul A. Cooper Paul A. Cooper Chief Executive Officer
	By:	/s/ Jennifer A. Aloi Jennifer A. Aloi Director of Finance, acting principal financial officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chief Executive Officer and Director	April 1, 2013
/s/ Douglas A. Cooper Douglas A. Cooper	Executive Vice President and Director	April 1, 2013
/s/ Jerome Cooper Jerome Cooper	Chairman	April 1, 2013
/s/ Joseph F. Barone Joseph F. Barone	Director	April 1, 2013
/s/ John J. Leahy John J. Leahy	Director	April 1, 2013
/s/ Stanley R. Perla Stanley R. Perla	Director	April 1, 2013
/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	April 1, 2013
/s/ Harvey I. Schneider Harvey I. Schneider	Director	April 1, 2013
/s/ Louis Sheinker Louis Sheinker	Director	April 1, 2013
/s/ Jeffrey Wu Jeffrey Wu	Director	April 1, 2013