Form 10-Q
period 2013-03-31
GTJ REIT, Inc.
filed 2013-05-15
CIK 1368757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  0001368757

GTJ REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	20-5188065
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Hempstead Avenue
West Hempstead, New York
11552
(Address of principal executive offices)
(Zip Code)
(516) 693-5500
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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,666,385 shares of common stock as of May 10, 2013.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate at cost:
Land	$135,210	$88,584
Buildings and improvements	167,362	28,892
	302,572	117,476
Less: accumulated depreciation and amortization	(12,124)	(11,090)
Net real estate held for investment	290,448	106,386
Cash and cash equivalents	6,909	3,377
Available-for-sale securities	554	528
Restricted cash	1,517	376
Accounts receivable, net	408	334
Rental income in excess of amount billed	9,477	8,570
Deferred charges, net	4,240	4,175
Assets of discontinued operations	3,841	4,694
Intangible assets, net	21,369	-
Other assets	2,349	1,318
Total assets	$341,112	$129,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured revolving credit facility	$-	$5,000
Mortgage notes payable	178,642	45,500
Accounts payable and accrued expenses	601	232
Unpaid losses and loss-adjustment expenses	1,582	1,479
Liabilities of discontinued operations	1,633	1,639
Other liabilities, net	17,269	4,379
Total liabilities	199,727	58,229
GTJ REIT, Inc. stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,666,385 and 13,648,084 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	138,413	138,218
Cumulative distributions in excess of net income	(75,751)	(66,971)
Accumulated other comprehensive income	319	281
Total GTJ REIT, Inc. stockholders’ equity	62,982	71,529
Noncontrolling interest in consolidated entity	78,403	-
Total equity	141,385	71,529
Total liabilities and equity	$341,112	$129,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, March 31,
	2013	2012

Revenues:
Property rentals	$6,837	$3,448
Tenant reimbursements	1,209	102
Other revenue	-	10
Total revenues	8,046	3,560
Operating expenses:
General and administrative expenses	2,879	2,658
Property operating expenses	1,527	226
Depreciation and amortization expense	2,278	338
Total operating expenses	6,684	3,222
Operating income	1,362	338
Other income (expense):
Interest income	2	14
Interest expense	(1,870)	(652)
Change in insurance reserves	(399)	77
Acquisition costs and other	(4,444)	5
Total other income (expense):	(6,711)	(556)
Loss from continuing operations before provision for income taxes	(5,349)	(218)
Provision for income taxes	-	-
Loss from continuing operations, net of income taxes	(5,349)	(218)
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(668)	(730)
Net loss	(6,017)	(948)
Net income attributable to noncontrolling interest	393	-
Net loss attributable to GTJ REIT, Inc.	$(6,410)	$(948)
Loss per common share - basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.42)	$(0.02)
Loss from discontinued operations	$(0.05)	$(0.05)
Net loss attributable to GTJ REIT, Inc.	$(0.47)	$(0.07)
Weighted-average common shares outstanding – basic and diluted	13,641,693	13,587,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2013	2012
Net loss:	$(6,017)	$(948)
Other comprehensive income:
Available-for-sale securities:
Net change in unrealized gains	38	43
Comprehensive loss	(5,979)	(905)
Less: Comprehensive income attributable to noncontrolling interest	393	-
Comprehensive loss attributable to GTJ REIT, Inc.	$(6,372)	$(905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional- Paid-In- Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total GTJ REIT, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2012	-	$-	13,648,084	$1	$138,218	$(66,971)	$281	$71,529	$-	$71,529

Distributions - common stock, $0.1734 per share	-	-	-	-	-	(2,370)	-	(2,370)	-	(2,370)

Stock-based compensation	-	-	-	-	195	-	-	195	-	195

Net issuance of restricted shares	-	-	18,301	-	-	-	-	-	-	-

Equity contribution from noncontrolling interest	-	-	-	-	-	-	-	-	79,505	79,505

Distributions to Partners	-	-	-	-	-	-	-	-	(1,495)	(1,495)

Comprehensive loss:

Net loss	-	-	-	-	-	(6,410)	-	(6,410)	393	(6,017)

Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	38	38	-	38

Total comprehensive loss (income)	-	-	-	-	-	-	-	(6,372)	393	(5,979)
Balance at March 31, 2013	-	$-	13,666,385	$1	$138,413	$(75,751)	$319	$62,982	$78,403	$141,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,017)	$(948)
Loss from discontinued operations	668	730
Loss from continuing operations	(5,349)	(218)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities
Stock-based compensation	195	44
Changes in insurance reserves	103	(56)
Depreciation and amortization	1,098	278
Amortization of deferred financing costs	567	51
Amortization of deferred charges	93	60
Amortization of intangible assets	1,718	205
Amortization of mark to market on debt	(189)	-
Amortization of below market leases	(285)	-
Changes in operating assets and liabilities:
Accounts receivable	(73)	22
Rental income in excess of amount billed	(907)	(155)
Deferred charges	(725)	(6)
Other assets	(202)	(448)
Accounts payable and other liabilities	3,388	229
Net cash (used in) provided by operating activities	(568)	6
Cash flow from investing activities:
Acquisition of real estate	(911)	-
Purchase of marketable securities	(1)	(360)
Purchase of machinery and equipment	-	28
Proceeds from sale of marketable securities	13	365
Restricted cash	(1,140)	(1)
Net cash (used in) provided by investing activities	(2,039)	32
Cash Flow from financing activities:
Repayment of revolving credit facility	(5,000)	-
Proceeds from mortgage note payable	15,000	-
Payment of mortgage principal	(174)	-
Distributions to partners	(1,495)	-
Dividends paid	(2,370)	(2,853)
Net cash provided by (used in) financing activities	5,961	(2,853)
Cash flow provided by discontinued operations:
Operating activities	178	212
Net increase (decrease) in cash and cash equivalents	3,532	(2,603)
Cash and cash equivalents at the beginning of period	3,377	7,159
Cash and cash equivalents at the end of period	$6,909	$4,556
Supplemental cash flow information:
Cash paid for interest	$2,077	$574
Cash paid for taxes	$1	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION:

Description of Business

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated in Maryland on June 23, 2006 to engage in any lawful act or activity including, without limitation, qualifying as a real estate investment trust (“REIT”) under Sections 856 through 860, or any successor sections of the Internal Revenue Code of 1986, as amended (the “Code”), for which corporations may be organized under Maryland General Corporation Law. The Company has focused primarily on the ownership and management of commercial real estate located in New York City metropolitan areas (“Real Estate Operations”). In addition, the Company, through its taxable REIT subsidiaries, provided outdoor maintenance and shelter cleaning services to outdoor advertising companies and government agencies in New York, New Jersey, Arizona, and California, as well as electrical construction services to a broad range of commercial, industrial, institutional, and governmental customers in New York (“Outdoor Maintenance Operations”), and operated and managed a parking garage facility located in New York City (“Parking Operations”). The Outdoor Maintenance Operations and Parking Operations have been discontinued, and the Company is continuing to focus on its Real Estate Operations.

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

The Bus Companies, including their subsidiaries, owned a total of six rentable parcels of real property (five of which are on a triple net basis), four of which are leased to the City of New York and two of which are leased to various commercial tenants. Additionally, the Bus Companies owned a non-rentable property of negligible size. Prior to the Reorganization, the Bus Companies and their subsidiaries, collectively, operated a group of outdoor maintenance businesses, which was acquired as part of the Reorganization, and subsequently discontinued in 2011.

On March 29, 2007, the Company commenced operations upon the completion of the Reorganization described above. Effective July 1, 2007, the Company elected to be treated as a REIT under the Code and elected December 31st as its fiscal year end. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code subject to certain limitations.

On January 17, 2013, the Company entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which a limited partnership (the “UPREIT”) owned and controlled by the Company acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. At March 31, 2013, subject to certain anti-dilutive and other provisions contained in the agreement, the 33.29% interest in the UPREIT held by the Wu/Lighthouse Portfolio are convertible, in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of preferred stock. As a result of this acquisition, the Company currently beneficially owns a 66.71% interest in a total of 32 properties (including the seven previously-owned properties) consisting of over 2.4 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. The acquisition of the properties was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued):

On December 20, 2012, Shelter Express Corp. (“Shelter Express”), a wholly owned subsidiary of the Company, entered into a share purchase agreement with Manisha Patel for the sale of all of the issued and outstanding stock of Shelter Electric Maintenance Corp., a wholly owned subsidiary of Shelter Express.  The sale was completed in May 2013.  The operations of Shelter Electric Maintenance Corp. are included as part of discontinued operations on the accompanying condensed consolidated financial statements.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Company’s other filings with the Securities and Exchange Commission.

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

March 31, 2013

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset, are charged to operations as incurred.

Upon the acquisition of real estate properties, the fair values of the real estate purchased are allocated to the acquired tangible assets (consisting of land, buildings, and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases) in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. The Company utilizes methods similar to those used by independent  appraisers  in  estimating  the  fair  value  of  acquired  assets  and  liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

Depreciation and Amortization:

The Company uses the straight-line method for depreciation and amortization. Properties and property improvements are depreciated over their estimated useful lives, which range from 5 to 39 years. Furniture and fixtures, equipment, and transportation equipment are depreciated over estimated useful lives that range from 5 to 10 years. Tenant improvements are amortized over the shorter of the remaining non-cancellable term of the related leases or their useful lives.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

Asset Impairment:

The Company applies the guidance in ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at March 31, 2013.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. The Company makes its estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. Management has determined that there were no indicators of impairment relating to its investments in affiliated companies at March 31, 2013.

Reportable Segments:

As of March 31, 2013, the Company primarily operated in one reportable segment, its Real Estate Operations, which rents Company owned commercial real estate located in New York, New Jersey, and Connecticut. This segment’s operations are conducted within the United States of America.

On July 25, 2011, the Board of Directors voted to divest the Company of its outdoor maintenance, shelter cleaning, and electrical contracting businesses. Although the parking garage operations were not divested at this time, the Board subsequently voted to divest the operations on November 7, 2011. These operations are presented as discontinued operations in the consolidated statements of operations.

Revenue Recognition—Real Estate Operations:

The Company recognizes revenue in accordance with ASC 840-20-25, which requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The Company’s properties are being leased to tenants under operating leases. The cumulative excess revenue recognized over amounts due pursuant to the underlying leases amounted to approximately $9.6 million and $8.6 million at March 31, 2013 and December 31, 2012, respectively (see Note 5).

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period that the related expenses are incurred.

Revenue Recognition—Electrical Contracting Operations:

The Company recognizes revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues from the electrical contracting business are presented as part of discontinued operations in the condensed consolidated statements of operations (see Note 8 for further discussion regarding discontinued operations).

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

share and stock option awards were excluded from the computation of diluted earnings per share because the option awards would have been antidilutive for the periods presented.

Discontinued Operations:

The condensed consolidated financial statements of the Company present the operations of the outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations (Note 8) in accordance with ASC 205-20-55 for the three months ended March 31, 2013 and 2012.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents (i) funds held by the insurance carrier for the purpose of the payment of insured losses (ii) reserves used to pay real estate taxes, insurance, and tenant improvements and (iii) an earnout reserve which was funded from mortgage loan proceeds.  At March 31, 2013 and December 31, 2012, the Company had restricted cash in the amount of $1.5 million and $0.4 million, respectively.

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in the accompanying condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2013 and December 31, 2012, the Company had determined that no liabilities are required in connection with unrecognized tax positions.

Comprehensive Loss:

The Company follows the provisions of ASC 220-10-45, which sets forth rules for the reporting and display of comprehensive loss and its components. ASC 220-10-45 requires unrealized gains or losses on the Company’s available-for-sale securities to be included in accumulated other comprehensive income, net of taxes and as a component of stockholders’ equity.

Environmental Matters:

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction, and/or normal operation of a long-lived asset. Costs related to remedial investigation and feasibility studies, environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued when such costs are probable and estimable (see Note 14).

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Beginning January 1, 2013, all noninterest bearing transaction accounts no longer receive unlimited deposit insurance coverage by the Federal Deposit Insurance Corporation (“FDIC”) and instead all accounts deposited at an insured depository institution are insured by the FDIC up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Investment in Equity Affiliates:

The Company invested in a joint venture that was formed to perform electrical contracting services. This investment is recorded under the equity method of accounting. Under the equity method of accounting, the Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on this investment as part of discontinued operations on the condensed consolidated statements of operations.

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

As of March 31, 2013, the Company has one investment which was made to a VIE with a net carrying amount of $0.3 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, the Company is not the primary beneficiary and as such the VIE is not consolidated in the Company’s condensed consolidated financial statements. The Company accounts for this investment under the equity method of accounting.

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

Recently Issued Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

3.   REAL ESTATE:

Farm Springs Road, LLC Property:

On June 6, 2012, Farm Springs Road, LLC (“Farm Springs”), a wholly-owned subsidiary of the Company, and United Technologies Corporation (“United Technologies”) entered into a lease agreement (the “United Technologies Lease”) pursuant to which United Technologies will lease approximately 107,654 square feet of office space and the adjacent parking structure located at 8 Farm Springs Road, Farmington, Connecticut (the “Premises”).

The United Technologies Lease commenced on September 1, 2012 and the initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index (“CPI”) during the three successive five year options and fixed at the same base rent as the fifteenth year of the United Technologies Lease during the one year option, or (ii) three successive five year options with base rent increasing by CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a “one-off” sale.

The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the United Technologies Lease. During the first seven years of the United Technologies Lease, base annual rental income will increase at a fixed rate of 2%. After the seventh year of the United Technologies Lease, base annual rent will increase based upon CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for property maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions, as defined, which will be the Company’s responsibility.

On August 31, 2012, Farm Springs and Hartford Fire Insurance Company (the “Hartford”), a former tenant of Farm Springs, entered into a release agreement whereby the Hartford paid Farm Springs $625,000 for certain deferred property maintenance items related to their tenancy.

612 Wortman Ave, LLC Property:

On July 2, 2012, the Company entered into a surrender agreement (“Agreement”) with Varsity Bus Co. Inc. (“Varsity”), a tenant of 612 Wortman Ave, LLC, a wholly-owned subsidiary, related to early termination of their existing lease.  As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. During December 2012, Varsity defaulted on payment of two of the monthly installments totaling approximately $0.1 million. As a result of this, a notice of default was sent to Varsity, and the Company is currently pursuing full payment of amount owed. In addition, on September 30, 2012, the Company entered into a rental agreement with Stanley Brettschneider (“Licensee”), to use certain land consisting of approximately 15,000 square feet at the 612 Wortman Ave property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which commenced October 1, 2012 and terminated on November 30, 2012. Subsequent to the termination of the rental agreement, the Licensee continued to use the land for the purpose of bus parking throughout December 2012 in which the Licensee incurred an additional sum of approximately $18,000.  Currently, the Company is actively marketing the property in order to secure a lease with a new tenant.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

3.   REAL ESTATE (Continued):

Acquisition of Wu/Lighthouse Portfolio, LLC Properties:

On January 17, 2013, the Company and its wholly-owned subsidiaries GTJ GP, LLC (the “General Partner”) and GTJ Realty, LP (the “UPREIT”), and Wu/Lighthouse Portfolio, LLC (“Wu/Lighthouse Portfolio”), Jeffrey Wu (“Wu”), the Wu Family 2012 Gift Trust (the “Wu Trust”), Paul Cooper (“P. Cooper”), Louis Sheinker (“L. Sheinker”), Jerome Cooper (“J. Cooper”), Jeffrey Ravetz (“J. Ravetz”) and Sarah Ravetz (“S. Ravetz”), and together with Wu/Lighthouse Portfolio, Wu, the Wu Trust, P. Cooper, L. Sheinker, J. Cooper, J. Ravetz and S. Ravetz collectively hereinafter referred to as “Sellers”), entered into a certain contribution agreement effective as of January 1, 2013 (the “Contribution Agreement”) pursuant to which the UPREIT acquired all of the Sellers’ outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut (the “Acquired Properties”). The Acquired Properties have a gross asset value of approximately $194.4 million, and are subject to an aggregate of approximately $115.0 million in outstanding mortgage indebtedness, which was assumed by the UPREIT upon the closing. P. Cooper, the Company’s Chief Executive Officer and a director is a 6% owner and principal of Wu/Lighthouse Portfolio and J. Cooper the Company’s Chairman of the Board of Directors owns a .666% interest therein. With the acquisition of the Acquired Properties, the UPREIT currently owns a total of 32 properties, including its seven previously-owned properties. Following the closing, the Company beneficially owned 66.71% of the outstanding limited partnership interests in the UPREIT and the Sellers collectively owned 33.29%. The Company exercises managerial control over the UPREIT’s operations.

4.    AVAILABLE-FOR-SALE SECURITIES:

The following is a summary of available-for-sale securities at March 31, 2013 and December 31, 2012 (in thousands):

	Available-for-Sale Securities
March 31, 2013	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$289	$289
Money market fund	172	172	-	172
U.S. Treasury/U.S. Government debt securities	83	90	3	93
Total available-for-sale securities	$255	$262	$292	$554

	Available-for-Sale Securities
December 31, 2012	Face Value	Amortized Cost	Unrealized Gains	Estimated Fair Value

Equity securities	$-	$-	$250	$250
Money market fund	185	185	-	185
U.S. Treasury/U.S. Government debt securities	83	89	4	93
Total available-for-sale securities	$268	$274	$254	$528

Accumulated other comprehensive income for the three months ended March 31, 2013 and year ended December 31, 2012 includes net unrealized holding gain (losses) of approximately $38,000 and ($28,000), respectively. No amounts were reclassified from other comprehensive income to income for the three months ended March 31, 2013, or for the year ended December 31, 2012.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

5.    OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Prepaid expenses	$1,317	$224
Machinery and equipment	923	1,007
Other assets	109	87
	$2,349	$1,318

6.    UNPAID LOSSES AND LOSS-ADJUSTMENT EXPENSES:

The liability for losses and loss-adjustment expenses in connection with certain previous insurance claims is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012

Reported claims	$1,510	$1,333
Provision for incurred but not reported claims	72	146
	$1,582	$1,479

Management is responsible for estimating the provisions for outstanding losses. The Company has recognized in the financial statements a provision for outstanding losses of $1.6 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively. Effective November 3, 2011, losses originating from the 1999 to 2001 years were commuted back to AAIC for an amount totaling approximately $0.2 million. In connection with the transfer of insurance assets to a liquidating trust, an actuarial study was completed by the insurance carrier, which estimated that at December 31, 2011, the total outstanding losses are approximately $1.2 million. In their analysis, the insurance carrier used industry based data which may or may not be representative of the Company’s ultimate liabilities. In addition, the provision included $0.8 million for outstanding losses which was not a part of the actuarial study. In the opinion of management, the provision for losses and loss-adjustment expenses is adequate to cover the expected ultimate liability under the insurance policies. However, the Company’s estimated liability for claims is ultimately based on management’s expectations of future events. It is reasonably possible that the expectations associated with these amounts could change in the near term (that is, within one year) and that the effect of such changes could be material to the condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

7.    OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Accrued dividends	$2,370	$1,092
Accrued professional fees	728	803
Deposit liability	1,304	101
Prepaid rent	731	298
Pension withdrawal liability	1,422	1,436
Below market leases	9,871	-
Other	843	649
	$17,269	$4,379

8.    DISCONTINUED OPERATIONS:

The following table sets forth the detail of the Company’s loss from discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended, March 31,
	2013	2012

Revenues from discontinued operations	$1,164	$1,895
Loss from discontinued operations, net income taxes	$(668)	$(730)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Assets:
Cash	$-	$3
Accounts receivable, net	1,115	1,818
Other assets, net	2,726	2,873
	$3,841	$4,694
Liabilities:
Accounts payable and accrued expenses	438	494
Unpaid losses and loss-adjustment expenses	126	13
Other liabilities, net	1,069	1,132
	$1,633	$1,639

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

8.    DISCONTINUED OPERATIONS (Continued):

The following tables present the uncompleted contracts in progress (in thousands):

	March 31, 2013	December 31, 2012
Costs on contracts in progress	$9,354	$8,142
Estimated loss	(1,062)	(1,062)
Accrued loss	898	954
	9,190	8,034
Less: billings to date	(6,751)	(5,776)
	$2,439	$2,258

The excess of revenues earned to date over billings are included in other assets of discontinued operations on the accompanying condensed consolidated balance sheets as of (in thousands):

	March 31, 2013	December 31, 2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,439	$2,258
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
	$2,439	$2,258

9.    MORTGAGE NOTES PAYABLE:

Financing Arrangements:

Hartford Loan Agreement:

On July 1, 2010, two indirect subsidiaries of the Company, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45.5 million (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (a) Hartford Life Insurance Company in the stated amount of $25.0 million; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10.5 million; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10.0 million (collectively, the “Notes”).

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

Aviva Loan Agreement

On February 22, 2013 (the “Closing Date”), Farm Springs and Aviva Life and Annuity Company (“Aviva”) entered into a Open-End First Mortgage Deed, Security Agreement and Fixture Filing (the “Agreement”), as well as a promissory note (the “Note”). Pursuant to the Agreement and Note, Farm Springs borrowed $15.0 million (the “Proceeds”) from Aviva, at an interest

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

9.    MORTGAGE NOTES PAYABLE (Continued):

rate of 3% per annum. Pursuant to the Note, Farm Springs shall pay interest only in the amount of approximately $38,000 in 59 consecutive installments from April 1, 2013 until February 1, 2018. On March 1, 2018, Farm Springs shall make a final payment of the entire remaining balance of the Proceeds, in addition to any unpaid interest. In addition, Farm Springs executed a Reserve Agreement dated as of the Closing Date, whereby Farm Springs provided additional collateral to Aviva of $225,000. Approximately $10.1 million from the Proceeds was used to satisfy in full the obligations under the secured revolving credit facility discussed below. The remaining Proceeds will be used for general working capital and other corporate purposes and partner distributions.

For the purposes of securing the Proceeds, Farm Springs granted Aviva a security interest in 8 Farm Springs Road, Farmington, Connecticut. Such security interest includes, but is not limited to, all rents, insurance claims and all fixtures relating to such Property. The obligations under the Agreement are guaranteed by the UPREIT, pursuant to the terms of that certain Guaranty entered into by the UPREIT and Aviva.

Genworth Loan Agreement

On April 3, 2013, four indirect subsidiaries of the Company, Wu/LH 103 Fairview Park LLC (“Fairview”), Wu/LH 404 Fieldcrest LLC (“Fieldcrest”), Wu/LH 300 American LLC (“300 American”) and Wu/LH 500 American LLC (“500 American”), and together with Fairview, Fieldcrest and 300 American, hereinafter collectively referred to as the “Borrowers”) entered into certain mortgage and security agreements (the “Loan Agreements”) with Genworth Life Insurance Company (the “Lender”), pursuant to which the Lender made term loans to the Borrowers in the aggregate principal amount of $29.5 million (the “Loans”). Each of the Borrowers is a wholly-owned subsidiary of the UPREIT. The Loans bear interest at a rate of 3.20% and mature on April 30, 2018. The Loans were evidenced by (i) a promissory note, executed simultaneously therewith, by Fairview and Fieldcrest payable to the order of Genworth Life Insurance Company in the amount of $14.4 million (the “New York Note”) and (ii) a promissory note, executed simultaneously therewith, by 300 American and 500 American in the amount of $15.1 million (the “New Jersey Note” and together with the New York Note, hereinafter referred to as the “Notes”).

Pursuant to the New York Note, Fairview and Fieldcrest will make monthly payments of interest only in the amount of approximately $38,000 from June 1, 2013 to and including May 1, 2014. On June 1, 2014, Fairview and Fieldcrest will make monthly payments of principal and interest in the amount of approximately $70,000 until such New York Note becomes due and payable, if not sooner paid.

Pursuant to the New Jersey Note, 500 American and 300 American will make monthly payments of interest only in the amount of approximately $40,000 from June 1, 2013 to and including May 1, 2014. On June 1, 2014, 500 American and 300 American will make monthly payments of principal and interest in the amount of approximately $73,000 until such New Jersey Note becomes due and payable, if not sooner paid.

The obligations represented by the New York Note are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate located at 103 Fairfield Park Drive, Elmsford, New York and 404 Fieldcrest Drive, Elmsford, New York (collectively, the “New York Properties”) and (b) other property and rights of the Borrowers, all as more specifically described in the Loan Agreements and other ancillary documents.

The obligations represented by the New Jersey Note are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate located at 300 American Road, Morris Plains, New Jersey and 500 American Road, Morris Plains, New Jersey, respectively (collectively, the “New Jersey Properties” and together with the New York Properties, hereinafter referred to as the “Properties”), and (b) other property and rights of the Borrowers, all as more specifically described in the Loan Agreements and other ancillary documents.

The proceeds from the Loans were used to satisfy in full the Borrowers’ obligations to John Hancock Life Insurance Company under a prior mortgage and security agreement relating to the Properties.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

9.    MORTGAGE NOTES PAYABLE (Continued):

As a condition to Lender entering into the Loan Agreements, the Borrowers and the UPREIT agreed to indemnify the Lender against certain claims and guaranty certain obligations of Borrower pursuant to certain Environmental Indemnity Agreements (the “Environmental Indemnities”).

The Loan Agreements contain customary representations and warranties, covenants and events of default. Certain obligations under the Loan Agreements are guaranteed by the UPREIT, pursuant to the terms of certain Guaranties entered into by the UPREIT and Lender. As of March 31, 2013, in the Borrower was in compliance with all covenants.

Loan Assumptions:

Each of the acquired properties in the Wu/Lighthouse Portfolio was and continues to be encumbered by certain mortgage indebtedness from one of three different lenders in the aggregate amount of approximately $115 million.  Concurrent with the acquisition of these properties, the Company, the UPREIT and the entity owners of the acquired properties entered into certain loan assumption and modification documents to facilitate the acquisition of the acquired properties.  Below is a summary of the material terms of the arrangement with each lender.

United States Life Insurance Company Loan:

Wu/LH 15 Executive L.L.C., a Delaware limited liability company, Wu/LH 22 Marsh Hill L.L.C., a Delaware limited liability company, Wu/LH 35 Executive L.L.C., a Delaware limited liability company, Wu/LH 470 Bridgeport L.L.C., a Delaware limited liability company, Wu/LH 950 Bridgeport L.L.C., a Delaware limited liability company and Wu/LH 8 Slater L.L.C., a Delaware limited liability company (collectively, the “USLIC Borrowers” and all indirect subsidiaries of the Company) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York, successor by merger to First SunAmerica Life Insurance Company, a New York corporation (“USLIC”) in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”)

The USLIC Mortgage Loan bears interest at a rate of 5.76% and matures on April 1, 2018. USLIC has the option of extending the terms of the USLIC Mortgage Loan for an additional five (5) years based on new market interest rate and a new amortization period. After September 8, 2014, the USLIC Mortgage Loan may be prepaid upon the following terms and conditions: (i) USLIC receives not less than 30 days prior written notice and (ii) USLIC receives a prepayment fee equal to the greater of (a) 1% of the outstanding principal and (b) a yield maintenance amount.

John Hancock Loan:

Wu/LH 12 Cascade L.L.C., Wu/LH 25 Executive L.L.C., Wu/LH 269 Lambert L.L.C., Wu/LH 103 Fairview Park L.L.C., Wu/LH 412 Fairview Park L.L.C., Wu/LH 401 Fieldcrest L.L.C., Wu/LH 404 Fieldcrest L.L.C., Wu/LH 36 midland L.L.C., Wu/LH 100-110 Midland L.L.C., Wu/LH 112 Midland L.L.C., Wu/LH 199 Ridgewood L.L.C., Wu/LH 203 Ridgewood L.L.C., Wu/LH 100 American L.L.C., Wu/LH 200 American L.L.C., Wu/LH 300 American L.L.C., Wu/LH 400 American L.L.C. and Wu/LH 500 American L.L.C., (collectively, the “John Hancock Borrowers”), entered into mortgage loan with John Hancock Life Insurance Company (U.S.A.), a Michigan corporation, successor by merger to John Hancock Life Insurance Company, a Massachusetts corporation, doing its mortgage business in New York as Manulife Financial (“John Hancock”) in the aggregate original principal amount of $105 million (the “John Hancock Loan”) which made pursuant to that certain Loan Agreement dated February 25, 2008 among the John Hancock Borrowers and certain other borrowers who have since been released from the John Hancock Loan. Certain of the notes given in connection with the John Hancock Loan in the original principal amounts of $12 million and $3.9 million were fully paid by Wu/Lighthouse Portfolio prior to the acquisition of the acquired properties.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and the remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”) The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bear interest at 6.17%. The 5 Year Notes were interest only with a fixed monthly payment. The 10 Year Notes are interest only for the first five (5) years; for years 6 through 10, payments are of principal and interest. After a certain “Lockout

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

9.    MORTGAGE NOTES PAYABLE (Continued):

Period” (three years for the 5 Year Notes and five years for the 10 Year Notes), the John Hancock Mortgage Loan may be prepaid upon the following terms and conditions: (a) Not less then 30 days and not more than 90 days notice must be given to John Hancock; (b) Payment of a prepayment penalty equal to the greater of (i) the sum of the present values of all scheduled payments under the notes minus the principle value of the note immediately prior to prepayment; or (ii) 1% of the principal balance of the notes immediately prior to the prepayment. The 5 year notes were refinanced as part of the Genworth Loan Agreement.

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C. (the “PUB Borrower”) entered into a mortgage loan with Peoples United Bank, a federal savings bank (the “PUB Lender”) in the original principal amount of $2.7 million (the “PUB Mortgage Loan”) which was made pursuant to a Loan and Security Agreement by and between the PUB Lender and the PUB Borrower dated as of September 30, 2010 encumbering certain real property located at 15 Progress Road, Shelton Connecticut. The PUB Mortgage Loan bears interest at a rate of 5.23% and matures on October 1, 2020.

10.    SECURED REVOLVING CREDIT FACILITY:

M&T Financing Agreement:

On August 26, 2011, the Company and Manufacturers and Traders Trust Company (“M&T”) entered into a certain credit agreement which provided for, among other things, a $10.0 million revolving credit facility (the “Revolver”). The Revolver was available to the Company for Permitted Acquisitions (as defined in the credit agreement) and for general working capital and other corporate purposes. The Company’s obligations under this credit agreement were satisfied in full on February 22, 2013.

11.    STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. The Company has authorized the issuance of up to 15,564,454 shares of the Company’s common stock in connection with the Reorganization and the earnings and profits distribution. On January 17, 2013, the Company entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC in which they received a 33.29% interest in the UPREIT. At March 31, 2013, subject to certain anti-dilutive and other provisions contained in the agreement, the 33.29% interest is convertible, in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of preferred stock. As of March 31, 2013, the Company has a total of 13,666,385 shares issued and outstanding (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued as of March 31, 2013.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2013 through March 31, 2013:

Declaration	Year / Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

March 21, 2013	December 31, 2012	January 31, 2013	April 15, 2013	$ 0.0934 (1)
March 21, 2013	March 31, 2013	March 31, 2013	April 15, 2013	$ 0.08

(1)          This represents a supplemental dividend.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

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

The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of March 31, 2013, the Company had 577,498 shares available for future issuance of awards under the Plan.

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

On June 9, 2011, the Company granted $10,000 worth of options to Mr. Joseph F. Barone, a member of the Company’s Board of Directors and Chairman of the Compensation Committee. These options, which vested immediately, were granted in connection with Mr. Barone’s appointment to the Board of Directors on February 12, 2009.

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

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

The following table presents the activity of options outstanding under the Plan for the three months ended March 31, 2013:

Options	Number of Options	Weighted- Average and Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	265,000(a)	$11.14	$1.86
Granted	-	-	-
Exercised	-	-	-
Forfeited /Expired	-	-	-
Outstanding at March 31, 2013 (2)	265,000	$11.14	$1.86
Options vested and exercisable at March 31, 2013	265,000	$11.14	$1.86

(a)         Of these outstanding and exercisable options, 255,000 options have a remaining contractual life of approximately 4.9 years and the remaining 10,000 options have a remaining contractual life of approximately 8.2 years.

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

(2)                   The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2013 and the related exercise price of the underlying options, was $0 for outstanding options and exercisable options as of March 31, 2013.

On June 17, 2010, the Company issued an aggregate of 56,850 restricted shares of common stock, with a value of approximately $398,000 ($7.00 per share), under the Plan to non-management members of the Board of Directors and certain executives of the Company. For the three months ended March 31, 2013 and 2012, stock compensation expense relating to the restricted stock granted in 2010 was approximately $0 and $6,000, respectively.

On June 9, 2011, the Company issued an aggregate of 57,920 restricted shares of common stock, with a value of approximately $440,000 ($7.60 per share), under the Plan to non-management members of the Board of Directors and certain executives of the Company. For the three months ended March 31, 2013 and 2012, stock compensation expense relating to the restricted stock granted in 2011 was approximately $21,000 and $38,000, respectively.

On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the Plan. The shares issued on June 7, 2012 have a value of approximately $40,000 ($6.80 per share) and were granted to non-management members of the Board of Directors. The shares issued on April 30, 2012 have a value of approximately $375,000 ($6.80 per share) and were granted to certain executives of the Company. For the three months ended March 31, 2013 and 2012, stock compensation expense relating to the restricted stock granted in 2012, was approximately $68,000 and $0, respectively.

On March 21, 2013, the Company issued an aggregate of 47,061 restricted shares of common stock, with a value of approximately $320,000, under the Plan. A total of 2,942 of these shares, with a value of approximately $20,000 ($6.80 per share), were granted to non-management members of the Board of Directors, and vested immediately. The remaining 44,119 shares, with a value of approximately $300,000 ($6.80 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 44,119 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: March 21, 2014, March 21, 2015, and March 21, 2016. For the three months ended March 31, 2013 and 2012,

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

11.    STOCKHOLDERS’ EQUITY (Continued):

stock compensation expense relating to the restricted stock granted on March 21, 2013, was approximately $106,000 and $0, respectively.

For the three months ended March 31, 2013 and 2012, the Company’s total stock compensation expense was approximately $195,000 and $44,000, respectively. As of March 31, 2013, there was approximately $339,000 of unamortized stock compensation related to restricted stock.

12.    EARNINGS PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in the Company’s condensed consolidated statements of operations.

The following table sets forth the computation of basic and diluted per share information (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Loss from continuing operations, net noncontrolling interest	$5,742	$218
Loss from discontinued operations	668	730
Net loss	$6,410	$948

Denominator:
Weighted average common shares outstanding - basic and diluted	13,641,693	13,587,051

Basic and Diluted Per Share Information:
Net loss per share - basic and diluted	$0.47	$0.07

13.    RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin Moscou Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three months ended March 31, 2013 and 2012, were approximately $0.2 million and $0.4 million, respectively.

Paul Cooper is the Chief Executive Officer, a director of the Company, and the son of Jerome Cooper (Chairman of the Board).  In January 2010, the Company executed an extension option under the lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY, where the Company conducts its operations and of which Paul Cooper and Louis Sheinker, the Company’s President and Chief Operating Officer, are general partners. The executed extension option includes approximately 6,712 square feet of office space for a term of five years expiring August 31, 2015 at an annual rent of approximately $233,000. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are general partners, entered into a seven and a half year lease agreement in 2013 for 11,040 square feet of office space at an annual rent of approximately $267,000, in which the acquired properties conduct operations.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

13.    RELATED PARTY TRANSACTIONS (Continued):

Stanley Brettschneider, a former officer of the Company’s taxable REIT subsidiaries, is the father of the majority owner of Varsity which was a tenant at one of the Company’s rental properties until September 2012. Varsity had entered into a lease agreement subject to extension options. In December 2009, Varsity executed one of the extension options under the lease through August 2015. Rent for the first year under the lease extension, which began on September 1, 2010, was approximately $833,000 and was subject to increase in accordance with the lease agreement for the remaining four years. On July 2, 2012, the Company entered into a surrender agreement with Varsity regarding early termination of their existing lease. As consideration for terminating their existing lease early, Varsity has agreed to pay the Company a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012. During December 2012, Varsity defaulted on payment of two of the monthly installments totaling approximately $0.1 million. As a result of this, a notice of default was sent to Varsity, and the Company is currently pursuing full payment of amount owed. In addition, on September 30, 2012, the Company entered into a rental agreement with Stanley Brettschneider, to use certain land consisting of approximately 15,000 square feet at the 612 Wortman Ave property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which commenced October 1, 2012 and terminated on November 30, 2012. Subsequent to the termination of the rental agreement, the Licensee continued to use the land for the purpose of bus parking throughout December 2012 in which the Licensee incurred an additional sum of approximately $18,000.  Varsity also utilized some of the Company’s computer systems for a monthly fee. Mr. Brettschneider’s employment as Vice President of the Company’s taxable REIT subsidiaries terminated July 31, 2012.

14.    COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Environmental Matters:

Except for the Farm Springs Property and the properties acquired as part of the Wu/Lighthouse Portfolio, the Company’s real property has had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, the Company entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby the Company has committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. The Company concluded that the estimated cost range to perform full remediation on all site locations would be between approximately $1.4 million to $2.6 million. While management believes that the amount of the study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate was appropriate. In May 2008, the Company received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.9 million for additional remediation costs.

Included in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2013, and December 31, 2012, is the estimated liability for remediation costs of approximately $0.1 million and $0.2 million, respectively. The Company is not aware of any claims or remediation requirements from any local, state, or federal government agencies. These properties are in a commercial zone and are still used as transit depots, including maintenance of vehicles.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

14.    COMMITMENTS AND CONTINGENCIES (Continued):

Insurance Operations:

The provisions of the Insurance Law of the Cayman Islands require a minimum net worth of $120,000.  At March 31, 2013 and December 31, 2012, the Company’s insurance operations were not in compliance with the minimum net worth requirements.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time the Company informed CIMA of the intention to transfer the insurance balances into a New York based liquidating trust and dissolve the Company’s Cayman Islands based insurance operations once the transfer is complete. As of March 31, 2013, the Company is in the process of transferring the insurance balances into a liquidating trust.

Divestiture:

In connection with the completion of the divestiture of the Company’s taxable REIT subsidiaries, the Company may be subject to certain liabilities including union wages and severance. On January 27, 2012, the Company received a notice from Local Union No. 3’s counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. An arbitration hearing was held on May 2, 2012, in which the arbitrator ruled in favor of Local Union No. 3 in the amount of approximately $0.1 million. On July 13, 2012, the Company paid the full amount of the settlement. In March 2013, the Company received a second notice regarding union wages and severance for and additional group of employees who were terminated in connection with the divestiture. The Company was not in agreement with the assertion and has retained counsel to contest this matter.  The costs associated with these potential liabilities are not currently estimable.

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. During the three months ended September 30, 2012, the Company determined the liability was probable and accrued $1.5 million in other liabilities on the condensed consolidated balance sheet. The liability will be paid in installments of approximately $8,000 per month over a twenty year term.  As of March 31, 2013, the Company has made 14 installment payments. As of March 31, 2013, the Company had approximately $1.4 million recorded in other liabilities on the accompanying condensed consolidated balance sheet relating to this claim.

15.    INVESTMENT IN EQUITY AFFILIATES:

Joint Ventures:

The Company invested in a joint venture that was formed to perform electrical construction services. This investment is recorded under the equity method of accounting. The Company records its share of the net income and losses from the underlying operations and any other-than-temporary impairment on this investment as part of discontinued operations on the condensed consolidated statements of operations.

In March 2010, the Company invested approximately four hundred dollars in exchange for a 40% interest in a consolidated joint venture with Morales Electrical Contracting, Inc. which is a minority women owned business enterprise that provides electrical construction services.

For the three months ended March 31, 2013, the Company recorded its share of losses of approximately $194,000 from this equity investment. During the three months ended March 31, 2013, the Company also recognized approximately $7,000 in management fees. As of March 31, 2013 and December 31, 2012, the Company has a net receivable of approximately $0.1 million and $0.4 million, respectively, related to working capital advances to fund construction projects, which is included on the condensed consolidated balance sheets.

16.    FAIR VALUE:

Fair Value of Financial Instruments:

ASC 825-10-50 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. ASC 825-10-65 requires the Company to disclose the fair value of all financial instruments as required ASC 825-10-50. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825-10-50.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
Financial assets:	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$7,052	$7,052	$3,377	$3,377
Available-for-sale securities	554	554	528	528
Restricted cash	1,517	1,517	376	376
Accounts receivable, net	408	408	334	334
Financial liabilities:
Secured revolving credit facility	$-	$-	$5,000	$5,000
Mortgage notes payable	178,642	222,560	45,500	49,636
Pension withdrawal liability	-	-	1,436	1,246

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

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are defined by ASC 820-10-35, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2013.

Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$ 554	$ 554	$ 554	$ -	$ -

Available-for-sale securities:  Fair values are based on current market quotes received from financial sources that trade such securities.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

17.    SEGMENTS:

Segment Information:

In accordance with ASC 280-10, the Company has established its reportable segments, whose operations are reported in the tables below, in which separate financial information is available and operating results are evaluated regularly by executive management in determining how to allocate resources and assessing performance. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2). In connection with the discontinued operations of the outside maintenance, shelter cleaning, electrical contracting, and parking businesses, the operating results of these businesses are classified as discontinued operations and, as such, are not reflected in the operating segments reported in the table below.

As of March 31, 2013, the Company primarily operated in one reportable segment, its Real Estate Operations, which rents Company owned commercial real estate located in New York, New Jersey, and Connecticut. This segment’s operations are conducted within the United States of America.

The summarized segment information (excluding discontinued operations), as of and for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

Three Months Ended March 31, 2013

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$8,046	$-	$-	$8,046
Operating expenses	6,287	397	-	6,684
Operating income (loss)	1,759	(397)	-	1,362
Other income (expense)	(6,539)	(172)	-	(6,711)

Loss from continuing operations before income taxes	(4,780)	(569)	-	(5,349)
Provision for income taxes	-	-	-	-
Loss from continuing operations	$(4,780)	$(569)	$-	$(5,349)
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$2,258	$20	$-	$2,278
Total assets (1)	$420,051	$608	$(83,245)	$337,414

(1) Does not include assets of the discontinued operations totaling $3,841.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

17.    SEGMENTS (Continued):

Three Months Ended March 31, 2012

	Real Estate Operations	Other Operations	Eliminations	Total
Operating revenue	$3,550	$10	$-	$3,560
Operating expenses	2,352	870	-	3,222
Operating income (loss)	1,198	(860)	-	338
Other income (expense)	(603)	47	-	(556)
Income (loss) from continuing operations before income taxes	595	(813)	-	(218)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	$595	$(813)	$-	$(218)
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$317	$21	$-	$338
Total assets (2)	$169,802	$5,830	$(47,162)	$123,620

(2)          Does not include assets of the discontinued operations totaling $4,850.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

18.  BUSINESS COMBINATIONS:

On January 17, 2013, the Company and its wholly-owned subsidiaries GTJ GP, LLC (the “General Partner”) and GTJ Realty, LP (the “UPREIT”), and Wu/Lighthouse Portfolio, LLC (“Wu/Lighthouse Portfolio”), Jeffrey Wu (“Wu”), the Wu Family 2012 Gift Trust (the “Wu Trust”), Paul Cooper (“P. Cooper”), Louis Sheinker (“L. Sheinker”), Jerome Cooper (“J. Cooper”), Jeffrey Ravetz (“J. Ravetz”) and Sarah Ravetz (“S. Ravetz”), and together with Wu/Lighthouse Portfolio, Wu, the Wu Trust, P. Cooper, L. Sheinker, J. Cooper, J. Ravetz and S. Ravetz collectively hereinafter referred to as “Sellers”), entered into a certain contribution agreement effective as of January 1, 2013 (the “Contribution Agreement”) pursuant to which the UPREIT acquired all of the Sellers’ outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut (the “Acquired Properties”). The Acquired Properties have a gross asset value of approximately $194.0 million, and are subject to an aggregate of approximately $115.0 million in outstanding mortgage indebtedness, which was assumed by the UPREIT upon the closing. P. Cooper, the Company’s Chief Executive Officer and a director is a 6% owner and principal of Wu/Lighthouse Portfolio and J. Cooper the Company’s Chairman of the Board of Directors owns a .666% interest therein. The Company beneficially owns 66.71% of the outstanding limited partnership interests in the UPREIT and the Sellers collectively beneficially own the remaining 33.29%. The Company exercises managerial control over the operations of the UPREIT. With the acquisition of the Acquired Properties, the UPREIT currently owns a total of 32 properties, including its seven previously-owned properties. The 25 Acquired Properties are listed below:

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

The Company applies the guidance in ASC 850 and ASC 350 in assessing the fair value of acquired assets and liabilities. Purchase prices are allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the dates of acquisition. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

18.  BUSINESS COMBINATIONS (Continued):

The following table represents the Company’s pro forma statements of operation for the three months ended March 31, 2013 and 2012 as if the operations of the Wu/Lighthouse Portfolio were included in the Company’s operations for the full three months of each period presented:

	STATEMENTS OF OPERATIONS (PRO FORMA) Three Months Ended, March 31,
	2013	2012
Revenues:
Property rentals	$6,837	$7,764
Tenant reimbursements	1,209	1,414
Other revenue	-	10
Total revenues	8,046	9,188
Operating expenses:
General and administrative expenses	2,879	2,658
Property operating expenses	1,527	1,887
Depreciation and amortization expense	2,278	2,278
Total operating expenses	6,684	6,823
Operating income	1,362	2,365
Other income (expense):
Interest income	2	14
Interest expense	(1,870)	(2,349)
Change in insurance reserves	(399)	77
Other	175	5
Total other income (expense):	(2,092)	(2,253)

(Loss) income from continuing operations before provision for income taxes	(730)	112
Provision for income taxes	-	-
(Loss) income from continuing operations, net of income taxes	(730)	112
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(668)	(730)
Net loss	(1,398)	(618)
Net income attributable to noncontrolling interest	393	891
Net loss attributable to GTJ REIT, Inc.	$(1,791)	$(1,509)
Loss per common share - basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.08)	$(0.06)
Loss from discontinued operations	$(0.05)	$(0.05)
Net loss attributable to GTJ REIT, Inc.	$(0.13)	$(0.11)
Weighted-average common shares outstanding – basic and diluted	13,641,693	13,587,051

Note: Acquisition costs of approximately $4.6 million were excluded from other income (expense) for comparability purposes.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Report on Form 10-K for the year ended December 31, 2012 as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. Past performance is no guarantee of future results. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing.

Executive Summary:

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership, and management of real properties. We currently own interests in a total of 32 properties consisting of over 2.4 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. Additionally, in connection with the Tax Relief Extension Act of 1999 (“RMA”), we are permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. In addition, we owned a group of outdoor maintenance businesses, and electrical contracting business, and a parking business, which are presented as part of discontinued operations on our statements of operations. On December 27, 2011, we entered into an asset purchase agreement to sell the assets and business of the outdoor maintenance businesses and on January 12, 2012, the sale was completed.  On February 1, 2012, we exited the parking business.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2012, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2013, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Revenue Recognition—Electrical Contracting Operations:

We recognize revenues from long-term construction contracts on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Contract costs include all direct costs related to the performance and completion of the contracts. Estimated losses on the long term construction contracts are recognized in the period in which such losses are determined. Revenues from our electrical contracting operations are presented as part of discontinued operations in the condensed consolidated statements of operations (see Note 8 for further discussion regarding discontinued operations).

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

Asset Impairment:

We apply the guidance in ASC 360-10-05 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long lived assets at March 31, 2013.

When impairment indicators are present, investments in affiliated companies are reviewed for impairment by comparing their fair values to their respective carrying amounts. We make our estimate of fair value by considering certain factors including discounted cash flow analyses. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated company, and other factors influencing the fair market value, such as general market conditions. Management has determined that there were no indicators of impairment relating to our investments in affiliated companies at March 31, 2013.

Discontinued Operations:

The condensed consolidated financial statements present the operations of our outdoor maintenance, shelter cleaning, electrical contracting, and parking operations as discontinued operations (Note 8) in accordance with ASC 205-20-55 for the three months ended March 31, 2013 and 2012.

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

Income Taxes:

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  Accordingly, we will generally not be subject to federal income taxation on that portion of our distributable income that qualifies as REIT taxable income, to the extent that we distribute at least 90% of our taxable income to our stockholders and comply with certain other requirements as defined under Section 856 through 860 of the Code.

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

Investment in Equity Affiliates:

We invested in a joint venture that was formed to perform electrical contracting services. This investment is recorded under the equity method of accounting. We record our share of the net income and losses from the underlying properties and any other-than-temporary impairment on this investment as part of discontinued operations on the condensed consolidated statements of operations.

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

As of March 31, 2013, we have one investment which was made to a VIE entity with a net carrying amount of $0.3 million, which is included in assets of discontinued operations on the condensed consolidated balance sheet. For the VIE identified, we are not the primary beneficiary and as such, the VIE is not consolidated in our financial statements. We account for this investment under the equity method of accounting.

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

Real Estate:

Farm Springs Road, LLC Property:

On June 6, 2012, Farm Springs Road, LLC (“Farm Springs”), our wholly-owned subsidiary, and United Technologies Corporation (“United Technologies”) entered into a lease agreement (the “United Technologies Lease”) pursuant to which United Technologies will lease approximately 107,654 square feet of office space and the adjacent parking structure located at 8 Farm Springs Road, Farmington, Connecticut (the “Premises”).

The United Technologies Lease commenced on September 1, 2012 and the initial term will expire 15 years after the commencement date. United Technologies has the option to extend the initial term by either: (i) a one year option and then three successive five year options with base rent increasing by the Consumer Price Index (“CPI”) during the three successive five year options and fixed at the same base rent as the fifteenth year of the United Technologies Lease during the one year option, or (ii) three successive five year options with base rent increasing by CPI. United Technologies has certain rights to the first offer to purchase the Premises in the event Farm Springs sells the Premises in a “one-off” sale.

The base annual rent for the Premises will begin 12 months from the lease commencement. The base annual rent for the Premises will range from approximately $1.4 million during the first year to $1.8 million for the fifteenth year of the United Technologies Lease. During the first seven years of the United Technologies Lease, base annual rental income will increase at a fixed rate of 2%. After the seventh year of the United Technologies Lease, base annual rent will increase based upon CPI with a minimum increase of 1% and a maximum increase of 3%. In addition to the base rent, United Technologies will be responsible for property maintenance and payment of operating expenses, including utilities and real estate taxes subject to limited exceptions, as defined, which will be the our responsibility.

On August 31, 2012, Farm Springs and Hartford Fire Insurance Company (“the Hartford”), a former tenant of Farm Springs, entered into a release agreement whereby the Hartford paid Farm Springs $625,000 for certain deferred property maintenance items related to their tenancy.

612 Wortman Ave, LLC Property:

On July 2, 2012, we entered into a surrender agreement (“Agreement”) with Varsity Bus Co. Inc. (“Varsity”), a tenant of 612 Wortman Ave, LLC, our wholly-owned subsidiary, related to early termination of their existing lease.  As consideration for terminating their existing lease early, Varsity has agreed to pay us a sum of approximately $0.4 million payable in six equal installments with the last payment being on or before December 14, 2012 As of December 31, 2012, Varsity defaulted on payment of two of the monthly installments totaling approximately $0.1 million. As a result of this, a notice of default was sent to Varsity, and we are currently pursuing full payment of amount owed. In addition, on September 30, 2012, we entered into a rental agreement with Stanley Brettschneider (“Licensee”), to use certain land consisting of approximately 15,000 square feet at our Wortman Avenue Property, solely for the purpose of bus parking. Per the terms of the rental agreement, the Licensee is to pay a monthly rental fee of approximately $9,000 due on the first day of each month during the term of the rental agreement, which commenced October 1, 2012 and terminated on November 30, 2012.  Subsequent to the termination of the rental agreement, the Licensee continued to use the land for the purpose of bus parking throughout December 2012 in which the Licensee incurred an additional sum of approximately $18,000. Currently, we are actively marketing the property in order to secure a lease with a new tenant.

Acquisition of Wu/Lighthouse Portfolio, LLC Properties:

On January 17, 2013, GTJ REIT, Inc. (“GTJ”) and our wholly-owned subsidiaries GTJ GP, LLC (the “General Partner”) and GTJ Realty, LP (the “UPREIT”) (collectively, “the Company”), and Wu/Lighthouse Portfolio, LLC (“Wu/Lighthouse Portfolio”), Jeffrey Wu (“Wu”), the Wu Family 2012 Gift Trust (the “Wu Trust”), Paul Cooper (“P. Cooper”), Louis Sheinker (“L. Sheinker”), Jerome Cooper (“J. Cooper”), Jeffrey Ravetz (“J. Ravetz”) and Sarah Ravetz (“S. Ravetz”), and together with Wu/Lighthouse Portfolio, Wu, the Wu Trust, P. Cooper, L. Sheinker, J. Cooper, J. Ravetz and S. Ravetz collectively hereinafter referred to as “Sellers”), entered into a certain contribution agreement effective as of January 1, 2013 (the “Contribution Agreement”) pursuant to which the UPREIT acquired all of the Sellers’ outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut (the “Acquired Properties”). The Acquired Properties have a gross asset value of approximately $194.0 million, and are subject to an aggregate of approximately $115.0 million in outstanding mortgage indebtedness, which was assumed by the UPREIT upon the closing. P. Cooper, our Chief Executive Officer and a director is a 6% owner and principal of Wu/Lighthouse Portfolio and J. Cooper our Chairman of the Board of Directors owns a .666% interest therein. We beneficially own 66.71% of the outstanding limited partnership interests in the UPREIT and the Sellers collectively beneficially own the remaining 33.29%. We exercise managerial control over the operations of the UPREIT. With the acquisition of the Acquired Properties, the UPREIT currently owns a total of 32 properties, including our seven previously-owned properties.

Results of Operations:

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)
Revenues:
Property rentals	$6,837	$3,448	$3,389	98%
Tenant reimbursements	1,209	102	1,107	1,085%
Other revenue	-	10	(10)	(100%)
Total revenues	8,046	3,560	4,486	126%
Operating expenses:
General and administrative expenses	2,879	2,658	221	8%
Property operating expenses	1,527	226	1,301	576%
Depreciation and amortization expense	2,278	338	1,940	574%
Total operating expenses	6,684	3,222	3,462	107%
Operating income	1,362	338	1,024	303%
Other income (expense):
Interest income	2	14	(12)	86%
Interest expense	(1,870)	(652)	(1,218)	187%
Change in insurance reserves	(399)	77	(476)	(618%)
Other	(4,444)	5	(4,449)	nm
Total other income (expense):	(6,711)	(556)	(6,155)	1,107%
Loss from continuing operations before income taxes	(5,349)	(218)	(5,131)	nm
Provision for income taxes	-	-	-	nm
Loss from continuing operations, net of taxes	(5,349)	(218)	(5,131)	nm
Discontinued Operations:
Loss from discontinued operations, net of taxes	(668)	(730)	62	(8%)
Net loss	(6,017)	(948)	(5,069)	535%
Net income attributable to noncontrolling interest	393	-	393	nm
Net loss attributable to GTJ REIT, Inc.	$(6,410)	$(948)	$(5,462)	576%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $3.4 million, or 98%, to $6.8 million for the three months ended March 31, 2013 from $3.4 million for the three months ended March 31, 2012. This increase is primarily attributable to the additional rental revenue recognized as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Tenant Reimbursements

Tenant reimbursements increased $1.1 million, or 1,085%, to $1.2 million for the three months ended March 31, 2013 from $0.1 million for the three months ended March 31, 2012. This increase is primarily attributable to the additional tenant reimbursements received as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Operating Expenses

Operating expenses increased $3.5 million, or 107%, to $6.7 million for the three months ended March 31, 2013 from $3.2 million for the three months ended March 31, 2012.  This increase is primarily attributable to additional property operating expenses and depreciation expense as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Other Income (Expense)

Other income (expense) increased $6.1 million or 1,107%, to ($6.7) million for the three months ended March 31, 2013 from ($0.6) million for the three months ended March 31, 2012. This increase is primarily attributable to transfer taxes, closing fees, and other transaction costs associated with the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Provision For Income Taxes

The provision for income taxes represents federal, state, and local taxes primarily based on the taxable income of the taxable REIT subsidiaries. There was no provision for income taxes for the three months ended March 31, 2013 and 2012 due to operating losses reported.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes reflects the operating results, accruals, allowances, and asset write offs of our taxable REIT subsidiaries (outdoor maintenance, shelter cleaning, electrical contracting, and parking operations).

Liquidity and Capital Resources

At March 31, 2013, we had unrestricted cash and cash equivalents of approximately $7.1 million compared to $3.4 million at December 31, 2012. We fund operating expenditures and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. We believe that our net cash provided by operations will be sufficient to fund our short-term liquidity requirements for the next twelve months and to meet our dividend requirements to maintain our REIT status.

Financing Arrangements:

Hartford Loan Agreement:

On July 1, 2010, two of our indirect subsidiaries, 165-25 147th Avenue, LLC and 85-01 24th Avenue, LLC (collectively, the “Borrower”) entered into a Fixed Rate Term Loan Agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to Borrower in the aggregate principal amount of $45,500,000 (the “Loan”).  The Loan was evidenced by certain promissory notes, executed simultaneously therewith, payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25.0 million; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10.5 million; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10.0 million (collectively, the “Notes”).

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

Aviva Loan Agreement:

On February 22, 2013 (the “Closing Date”), Farm Springs and Aviva Life and Annuity Company (“Aviva”) entered into a Open-End First Mortgage Deed, Security Agreement and Fixture Filing (the “Agreement”), as well as a promissory note (the “Note”). Pursuant to the Agreement and Note, Farm Springs borrowed $15.0 million (the “Proceeds”) from Aviva, at an interest rate of three percent (3%) per annum. Pursuant to the Note, Farm Springs shall pay interest only in the amount of approximately $38,000 in fifty nine consecutive installments from April 1, 2013 until February 1, 2018. On March 1, 2018, Farm Springs shall make a final payment of the entire remaining balance of the Proceeds, in addition to any unpaid interest. In addition, Farm Springs executed a Reserve Agreement dated as of the Closing Date, whereby Farm Springs provided additional collateral to Aviva of $225,000. Approximately $10.1 million from the Proceeds was used to satisfy in full our obligations under the secured revolving credit facility discussed below. The remaining Proceeds will be used for general working capital and other corporate purposes and partner distributions.

For the purposes of securing the Proceeds, Farm Springs has granted Aviva a security interest in 8 Farm Springs Road, Farmington, Connecticut. Such security interest includes, but is not limited to, all rents, insurance claims and all fixtures relating to such Property. The obligations under the Agreement are guaranteed by the UPREIT, pursuant to the terms of that certain Guaranty entered into by the UPREIT and Aviva.

Genworth Loan Agreement:

On April 3, 2013, four of our indirect subsidiaries, Wu/LH 103 Fairview Park LLC (“Fairview”), Wu/LH 404 Fieldcrest LLC (“Fieldcrest”), Wu/LH 300 American LLC (“300 American”) and Wu/LH 500 American LLC (“500 American”), and together with Fairview, Fieldcrest and 300 American, hereinafter collectively referred to as the “Borrowers”) entered into certain mortgage and security agreements (the “Loan Agreements”) with Genworth Life Insurance Company (the “Lender”), pursuant to which the Lender made term loans to the Borrowers in the aggregate principal amount of $29.5 million (the “Loans”). Each of the Borrowers is a wholly-owned subsidiary of the UPREIT. The Loans bear interest at a rate of 3.20% and mature on April 30, 2018. The Loans were evidenced by (i) a promissory note, executed simultaneously therewith, by Fairview and Fieldcrest payable to the order of Genworth Life Insurance Company in the amount of $14.4 million (the “New York Note”) and (ii) a promissory note, executed simultaneously therewith, by 300 American and 500 American in the amount of $15.1 million (the “New Jersey Note” and together with the New York Note, hereinafter referred to as the “Notes”).

Pursuant to the New York Note, Fairview and Fieldcrest will make monthly payments of interest only in the amount of approximately $38,000 from June 1, 2013 to and including May 1, 2014. On June 1, 2014, Fairview and Fieldcrest will make monthly payments of principal and interest in the amount of approximately $70,000 until such New York Note becomes due and payable, if not sooner paid.

Pursuant to the New Jersey Note, 500 American and 300 American will make monthly payments of interest only in the amount of approximately $40,000 from June 1, 2013 to and including May 1, 2014. On June 1, 2014, 500 American and 300 American will make monthly payments of principal and interest in the amount of approximately $73,000 until such New Jersey Note becomes due and payable, if not sooner paid.

The obligations represented by the New York Note are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate located at 103 Fairfield Park Drive, Elmsford, New York and 404 Fieldcrest Drive, Elmsford, New York (collectively, the “New York Properties”) and (b) other property and rights of the Borrowers, all as more specifically described in the Loan Agreements and other ancillary documents.

The obligations represented by the New Jersey Note are secured by, among other things, a first priority mortgage lien and security interest on certain (a) improved real estate located at 300 American Road, Morris Plains, New Jersey and 500 American Road, Morris Plains, New Jersey, respectively (collectively, the “New Jersey Properties” and together with the New York Properties, hereinafter referred to as the “Properties”), and (b) other property and rights of the Borrowers, all as more specifically described in the Loan Agreements and other ancillary documents.

The proceeds from the Loans were used to satisfy in full the Borrowers’ obligations to John Hancock Life Insurance Company under a prior mortgage and security agreement relating to the Properties.

As a condition to Lender entering into the Loan Agreements, the Borrowers and the UPREIT agreed to indemnify the Lender against certain claims and guaranty certain obligations of Borrower pursuant to certain Environmental Indemnity Agreements (the “Environmental Indemnities”).

The Loan Agreements contain customary representations and warranties, covenants and events of default. Certain obligations under the Loan Agreements are guaranteed by the UPREIT, pursuant to the terms of certain Guaranties entered into by the UPREIT and Lender. As of March 31, 2013, the Borrower was in compliance with all covenants.

Loan Assumptions:

Each of the acquired properties in the Wu/Lighthouse Portfolio was and continues to be encumbered by certain mortgage indebtedness from one of three different lenders in the aggregate amount of approximately $115 million.  Concurrent with the acquisition of these properties, we, along with the UPREIT and the entity owners of the acquired properties, entered into certain loan assumption and modification documents to facilitate the acquisition of the acquired properties.  Below is a summary of the material terms of the arrangement with each lender.

United States Life Insurance Company Loan:

Wu/LH 15 Executive L.L.C., a Delaware limited liability company, Wu/LH 22 Marsh Hill L.L.C., a Delaware limited liability company, Wu/LH 35 Executive L.L.C., a Delaware limited liability company, Wu/LH 470 Bridgeport L.L.C., a Delaware limited liability company, Wu/LH 950 Bridgeport L.L.C., a Delaware limited liability company and Wu/LH 8 Slater L.L.C., a Delaware limited liability company (collectively, the “USLIC Borrowers” and all of which are out indirect subsidiaries) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York, successor by merger to First SunAmerica Life Insurance Company, a New York corporation (“USLIC”) in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”)

The USLIC Mortgage Loan bears interest at a rate of 5.76% and matures on April 1, 2018. USLIC has the option of extending the terms of the USLIC Mortgage Loan for an additional five (5) years based on new market interest rate and a new amortization period. After September 8, 2014, the USLIC Mortgage Loan may be prepaid upon the following terms and conditions: (i) USLIC receives not less than 30 days prior written notice and (ii) USLIC receives a prepayment fee equal to the greater of (a) 1% of the outstanding principal and (b) a yield maintenance amount.

John Hancock Loan:

Wu/LH 12 Cascade L.L.C., Wu/LH 25 Executive L.L.C., Wu/LH 269 Lambert L.L.C., Wu/LH 103 Fairview Park L.L.C., Wu/LH 412 Fairview Park L.L.C., Wu/LH 401 Fieldcrest L.L.C., Wu/LH 404 Fieldcrest L.L.C., Wu/LH 36 midland L.L.C., Wu/LH 100-110 Midland L.L.C., Wu/LH 112 Midland L.L.C., Wu/LH 199 Ridgewood L.L.C., Wu/LH 203 Ridgewood L.L.C., Wu/LH 100 American L.L.C., Wu/LH 200 American L.L.C., Wu/LH 300 American L.L.C., Wu/LH 400 American L.L.C. and Wu/LH 500 American L.L.C., (collectively, the “John Hancock Borrowers”), entered into mortgage loan with John Hancock Life Insurance Company (U.S.A.), a Michigan corporation, successor by merger to John Hancock Life Insurance Company, a Massachusetts corporation, doing its mortgage business in New York as Manulife Financial (“John Hancock”) in the aggregate original principal amount of $105 million (the “John Hancock Loan”) which made pursuant to that certain Loan Agreement dated February 25, 2008 among the John Hancock Borrowers and certain other borrowers who have since been released from the John Hancock Loan. Certain of the notes given in connection with the John Hancock Loan in the original principal amounts of $12 million and $3.9 million were fully paid by Wu/Lighthouse Portfolio prior to the acquisition of the acquired properties.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and the remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”) The 5 Year Notes bore interest at a rate of 5.44%.The 10 Year Notes bear interest at 6.17%. The 5 Year Notes were interest only with a fixed monthly payment. The 10 Year Notes are interest only for the first five (5) years; for years 6 through 10, payments are of principal and interest. After a certain “Lockout Period” (three years for the 5 Year Notes and five years for the 10 Year Notes), the John Hancock Mortgage Loan may be prepaid upon the following terms and conditions: (a) Not less then 30 days and not more than 90 days notice must be given to John Hancock; (b) Payment of a prepayment penalty equal to the greater of (i) the sum of the present values of all scheduled payments under the notes minus the principle value of the note immediately prior to prepayment; or (ii) 1% of the principal balance of the notes immediately prior to the prepayment. The 5 year notes were refinanced as part of the Genworth Loan Agreement.

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C. (the “PUB Borrower”) entered into a mortgage loan with Peoples United Bank, a federal savings bank (the “PUB Lender”) in the original principal amount of $2.7 million (the “PUB Mortgage Loan”) which was made pursuant to a Loan and Security Agreement by and between the PUB Lender and the PUB Borrower dated as of September 30, 2010 encumbering certain real property located at 15 Progress Road, Shelton Connecticut. The PUB Mortgage Loan bears interest at a rate of 5.23% and matures on October 1, 2020.

Secured Revolving Credit Facility:

On August 26, 2011, we entered into a certain credit agreement with Manufacturers and Traders Trust Company (“M&T”) which provided for, among other things, a $10.0 million revolving credit facility (the “Revolver”). The Revolver was available to us to be used for Permitted Acquisitions (as defined in the credit agreement) and for general working capital and other corporate purposes. Our obligations under this credit agreement were satisfied in full on February 22, 2013.

Net Cash Flows:

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Operating Activities

Net cash (used in) provided by operating activities was approximately $(0.6) million for the three months ended March 31, 2013, and approximately $6,000 for the three months ended March 31, 2012. For the 2013 period, cash provided by operating activities was primarily related to (i) a loss from continuing operations of approximately $5.3 million (ii) an increase in accounts payable and other liabilities of $3.4 million (iii) depreciation and amortization expense of $3.0 million (iv) an increase in deferred charges of $0.7 million (v) an increase in rental income in excess of amount billed of $0.9 million (vi) an increase in insurance reserves of $0.1 million (vii) stock compensation expense of approximately $0.2 million and (viii) an increase in other assets of $0.2 million. For the 2012 period, cash provided by operating activities was primarily related to (i) a loss from continuing operations of approximately $0.2 million (ii) an increase in accounts payable and other liabilities of $0.2 million (iii) depreciation and amortization expense of $0.6 million (iv) a decrease in insurance reserves of $0.1 million (v) stock compensation expense of approximately $0.1 million (vi) an increase in rental income in excess of amount billed of $0.6 million and (vii) an increase in other assets of $0.4 million.

Investing Activities

Net cash (used in) provided by investing activities was approximately $(2.0) million for the three months ended March 31, 2013 and approximately $0.1 million for the three months ended March 31, 2012. For the 2013 period, cash used in investing activities primarily related to acquisition of real estate of $0.9 million and restricted cash of $1.1 million. For the 2012 period, cash provided by investing activities primarily related to (i) purchases of marketable securities of approximately $0.4 million (ii) proceeds from the sale of investments of approximately $0.4 million and (iii) purchases of machinery and equipment of $0.1 million.

Financing Activities

Net cash provided by (used in) financing activities was approximately $6.0 million and $(2.9) million, respectively, for the three months ended March 31, 2013 and 2012. For the 2013 period, cash provided by financing activities was primarily related to proceeds from (i) mortgage note payable of $15.0 million (ii) repayment of our revolving credit facility of $5.0 million (iii) payment of distributions to partners of $1.5 million (iv) payment of the Company’s quarterly and supplemental dividends of $2.4 million and (v) payments of mortgage principal of $0.2 million.  For the 2012 period, cash used in financing activities was related to the payment of the Company’s quarterly and supplemental dividends.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The following table provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2013 and 2012 (in thousands, except for per share data):

		Three Months Ended
		March 31,
		2013	2012
	Net loss attributable to GTJ REIT, Inc.	$(6,410)	$(948)
Plus:	Real property depreciation	1,253	285
	Amortization of intangible assets	1,326	205
	Amortization of deferred leasing commissions	50	32
	Funds from operations (FFO)	$3,781	$(426)
	Loss from taxable-REIT Subsidiaries	570	813
	Loss from discontinued operations	668	730
	Discontinued operations - depreciation	6	8
	Adjusted funds from operations (AFFO)	$(2,537)	$1,125
	FFO per common share - basic and diluted	$(0.28)	$(0.03)
	AFFO per common share - basic and diluted	$(0.19)	$0.08
	Weighted average common shares outstanding - basic and diluted	13,641,693	13,587,051

Acquisitions, Dispositions, and Investments

On December 20, 2012, Shelter Express entered into a share purchase agreement with Manisha Patel for the sale of all of the issued and outstanding stock of Shelter Electric.  The sale was completed in May 2013.

As further described above, on January 17, 2013, we entered into a certain contribution agreement with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013 in which we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut. The acquired properties have a gross asset value of approximately $194.0 million, and are subject to an aggregate of approximately $115.0 million in outstanding mortgage indebtedness. As a result of this acquisition we currently own a total of 32 properties, including our seven previously-owned properties.

Cash Payments for Financing

Payment of interest under our Loan Agreements and Loan Assumptions, will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to our stockholders.

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

Environmental Matters

Except for our Farm Springs Property and the properties acquired as part of the Wu/Lighthouse Portfolio, our properties have had activity regarding removal and replacement of underground storage tanks. Upon removal of the old tanks, any soil found to be unacceptable was thermally treated off site to burn off contaminants. Fresh soil was brought in to replace earth which had been removed. There are still some levels of contamination at the sites, and groundwater monitoring programs have been put into place at certain locations. In July 2006, we entered into an informal agreement with the New York State Department of Environmental Conservation (“NYSDEC”) whereby we have committed to a three-year remedial investigation and feasibility study (the “Study”) for all site locations. We concluded that the estimated cost range to perform full remediation on all site locations would be between approximately $1.4 million and $2.6 million. While management believes that the amount of the Study and related remediation is likely to fall within the estimated cost range, no amount within that range can be determined to be the better estimate. Therefore, management believes that recognition of the low-range estimate is appropriate. In May 2008, we received an updated draft of the remedial and investigation feasibility study and recorded an additional accrual of approximately $0.8 million for additional remediation costs. As of March 31, 2013 and December 31, 2012, we have recorded a liability for remediation costs of approximately $0.1 million and $0.1 million, respectively. Presently, we are not aware of any claims or remediation requirements from any local, state, or federal government agencies. Each of these properties is in a commercial zone and is still used as transit depots, including maintenance of vehicles.

Insurance Regulations

The provisions of the Insurance Law of the Cayman Islands require our insurance operations to maintain a minimum net worth of $120,000.  At March 31, 2013 and December 31, 2012, we were not in compliance with this minimum net worth requirement.  A meeting was held with the Cayman Islands Monetary Authority (“CIMA”) on March 23, 2011, at which time we informed CIMA of our intention to transfer the insurance balances into a New York based liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete.  As of March 31, 2013, we are in the process of transferring the insurance balances into a liquidating trust.

Divestiture

In connection with the completion of the divestiture of our taxable REIT subsidiaries, we may be subject to certain liabilities including union wages, benefits and severance. On January 27, 2012, we received a notice from Local Union No. 3’s counsel asserting a severance liability of approximately $0.1 million for those employees terminated in connection with the divestiture. An arbitration hearing was held May 2, 2012 in which the arbitrator ruled in favor of Local Union No. 3 in the amount of approximately $0.1 million. On July 13, 2012, we paid the full amount of the settlement. In March 2013, the Company received a second notice regarding union wages and severance for and additional group of employees who were terminated in connection with the divestiture. We were not in agreement with the assertion and have retained counsel to contest this matter. The costs associated with these potential liabilities are not currently estimable.

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture.  During the three months ended September 30, 2012, we determined the liability was probable and accrued $1.5 million in other liabilities on our condensed consolidated balance sheet. The liability will be paid in installments of approximately $8,000 per month over a twenty year term.  As of March 31, 2013, we have made 14 installment payments.

Inflation

Low to moderate levels of inflation during the past several years have favorably impacted our operations by stabilizing operating expenses and borrowing costs. At the same time, low inflation has had the indirect effect of reducing our ability to increase tenant rents. However, our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation.

Off Balance Sheet Arrangements

As part of our electrical contracting operations, we may put up performance bonds to guarantee completion of services to be performed.  As of March 31, 2013, we have three performance bonds outstanding in the amount of $10.2 million. In May 2013 we completed the sale of our electrical contracting operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013 and December 31, 2012, we did not have any variable rate liabilities.

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

Item 1A.   Risk Factors

During the three months ended March 31, 2013, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 15, 2013	/s/ Paul Cooper
Paul Cooper Chief Executive Officer

Dated: May 15, 2013	/s/ Joel Hammer
Joel Hammer Chief Financial Officer