Form 10-Q
period 2013-06-30
GTJ REIT, Inc.
filed 2013-08-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,678,704 shares of common stock as of August 9, 2013.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$135,133	$88,584
Buildings and improvements	167,850	28,892

Total real estate, at cost	302,983	117,476
Less: accumulated depreciation and amortization	(13,386)	(11,090)

Net real estate held for investment	289,597	106,386

Cash and cash equivalents	6,775	3,377
Rental income in excess of amount billed	10,198	8,570
Assets of discontinued operations	1,417	4,694
Acquired lease intangible assets, net	19,909	—
Other assets	8,853	6,731

Total assets	$336,749	$129,758

LIABILITIES AND EQUITY
Liabilities:
Dividends payable	$1,095	$1,092
Mortgage notes payable	179,909	45,500
Secured revolving credit facility	—	5,000
Accounts payable and accrued expenses	1,838	1,035
Acquired lease intangible liabilities, net	9,584	—
Liabilities of discontinued operations	282	1,639
Other liabilities, net	6,252	3,963

Total liabilities	198,960	58,229

Commitments and contingencies

Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,678,704 and 13,648,084 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	138,422	138,218
Distributions in excess of net income	(78,407)	(66,971)
Accumulated other comprehensive income	373	281

Total stockholders’ equity	60,389	71,529
Noncontrolling interests	77,400	—

Total equity	137,789	71,529

Total liabilities and equity	$336,749	$129,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$7,232	$3,476	$14,069	$6,924
Tenant reimbursements and other	1,272	117	2,481	229

Total revenues	8,504	3,593	16,550	7,153

Expenses:
General and administrative	1,847	1,501	3,834	3,963
Property operating expenses	1,926	208	3,721	433
Depreciation and amortization	2,532	342	4,810	681

Total expenses	6,305	2,051	12,365	5,077

Operating income	2,199	1,542	4,185	2,076

Interest expense	(2,258)	(654)	(4,129)	(1,306)
Insurance recovery	1,157	—	1,157	—
Acquisition costs	(206)	(757)	(5,258)	(953)
Other	(61)	27	(473)	124

Income (loss) from continuing operations	831	158	(4,518)	(59)

Discontinued Operations:
Loss from discontinued operations, including loss on disposal of $1,642 and $1,963 for the three and six months ended June 30, 2013, respectively	(2,303)	(842)	(2,970)	(1,572)

Net loss	(1,472)	(684)	(7,488)	(1,631)

Net income attributable to noncontrolling interest	90	—	483	—

Net loss attributable to common stockholders	(1,562)	$(684)	(7,971)	$(1,631)

Income (loss) per common share attributable to common stockholders- basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.06	$0.01	$(0.36)	$(0.01)

Loss from discontinued operations	$(0.17)	$(0.06)	$(0.22)	$(0.11)

Net loss attributable to common stockholders	$(0.11)	$(0.05)	$(0.58)	$(0.12)

Weighted average common shares outstanding – basic and diluted	13,671,902	13,626,177	13,657,060	13,606,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss:	$(1,472)	$(684)	$(7,488)	$(1,631)
Other comprehensive income (loss):
Available-for-sale securities:
Net change in unrealized gains	54	(88)	92	(45)

Comprehensive loss	(1,418)	(772)	(7,396)	(1,676)

Less: Net income attributable to noncontrolling interest	90	—	483	—

Comprehensive loss attributable to common stockholders	$1,508	$(772)	$(7,879)	$(1,676)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(Unaudited, amounts in thousands, except share and per share data)

		Common Stock
	Preferred Stock	Outstanding Shares	Par Value	Additional- Paid-In-Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2012	$—	13,648,084	$1	$138,218	$(66,971)	$281	$71,529	$—	$71,529

Distributions – common stock	—	—	—	—	(3,465)	—	(3,465)	—	(3,465)

Repurchases – common stock		—	—	(115)	—	—	(115)	—	(115)

Stock-based compensation	—	—	—	319	—	—	319	—	319

Net issuance of restricted shares	—	30,620	—	—	—	—	—	—	—

Equity contribution from noncontrolling interest	—	—	—	—	—	—	—	79,505	79,505

Distributions to Partners	—	—	—	—	—	—	—	(2,588)	(2,588)

Net loss (income)	—	—	—	—	(7,971)	—	(7,971)	483	(7,488)

Unrealized gain on available-for-sale securities, net	—	—	—	—	—	92	92	—	92

Balance at June 30, 2013	$—	13,678,704	$1	$138,422	$(78,407)	$373	$60,389	$77,400	$137,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Six Months Ended June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,488)	$(1,631)
Loss from discontinued operations	2,970	1,572

Loss from continuing operations	(4,518)	(59)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Stock-based compensation	318	233
Depreciation	2,495	612
Realized gain on available-for-sale securities	—	(29)
Amortization of intangible assets and deferred charges	2,587	636
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(1,628)	(372)
Other assets	(376)	(1,098)
Accounts payable and accrued expenses	1,606	27
Other liabilities	(409)	683

Net cash provided by operating activities	75	633

Cash flow from investing activities:
Acquisition of real estate	(1,316)	—
Purchase of marketable securities	(2)	(1)
Proceeds from sale of marketable securities	23	1,286

Net cash (used in) provided by investing activities	(1,295)	1,285

Cash Flow from financing activities:
Repayment of revolving credit facility	(5,000)	—
Proceeds from mortgage notes payable	16,775	—
Payment of mortgage principal	(489)	—
Repurchases of common stock	(115)	—
Distributions to non-controlling interests	(2,040)	—
Dividends paid	(3,462)	(3,945)

Net cash provided by (used in) financing activities	5,669	(3,945)

Cash flow used in discontinued operations:
Operating activities	(1,051)	(282)

Net increase (decrease) in cash and cash equivalents	3,398	(2,309)
Cash and cash equivalents at the beginning of period	3,377	7,613

Cash and cash equivalents at the end of period	$6,775	$5,304

Supplemental cash flow information:
Cash paid for interest	$4,580	$1,149

Cash paid for income taxes	$1	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006 under Maryland General Corporation Law. The Company is focused primarily on the ownership, acquisition, management, and operation of commercial real estate located in the New York tri-state area.

On March 29, 2007, the Company completed a merger transaction with Triboro Coach Corp., Jamaica Central Railways, Inc., and Green Bus Lines, Inc., (together collectively referred to as the “Bus Companies”). The effect of the merger transaction was to complete a reorganization (the “Reorganization”) of the ownership of the Bus Companies into GTJ REIT, with the former shareholders of the Bus Companies becoming stockholders in GTJ REIT. Upon completion of the Reorganization, the Company commenced operations as a fully integrated real estate company. At the time, the Bus Companies, including their subsidiaries, owned a total of six rentable properties and one non-rentable property of negligible size.

Effective July 1, 2007, the Company elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended and elected December 31st as its fiscal year end. Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s net income, the Company generally will not be required to pay Federal corporate income taxes on such income. Accordingly, no provision has been made for Federal income taxes in the accompanying financial statements. In connection with the Tax Relief Extension Act of 1999 (“RMA”), subject to certain limitations, the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The Acquired Properties were recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition the Company currently beneficially owns a 66.71% interest in a total of 32 properties (including the seven previously-owned properties) consisting of over 2.4 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. At June 30, 2013, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of preferred stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the UPREIT, as the Company makes all operating and financial decisions for (i.e. exercises control over) the UPREIT. All material intercompany transactions have been eliminated.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In Management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2012 audited financial statements, as previously filed with the SEC on Form 10-K on April 1, 2013 and other public information.

Certain amounts included in the accompanying unaudited condensed consolidated financial statements for 2012 have been reclassified to conform to the 2013 financial statement presentation.

Use of Estimates:

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these condensed consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include the useful lives of long lived assets including property, equipment and intangible assets, impairment of assets, collectibility of receivables, contingencies, and stock-based compensation.

Real Estate:

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

Upon the acquisition of real estate properties, the fair values of the real estate purchased are allocated to the acquired tangible assets (generally consisting of land, buildings, and building improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net decrease of approximately $.1 million for the six months ended June 30, 2013.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

As of June 30, 2013, approximately $4.1 million and $15.8 million (net of accumulated amortization) relating to above market and in place leases, respectively, are included in acquired lease intangible assets in the accompanying condensed consolidated balance sheet. $9.6 million (net of accumulated amortization) relating to below market leases are included in other liabilities in the accompanying condensed consolidated balance sheet.

Depreciation and Amortization:

The Company uses the straight-line method for depreciation and amortization. Properties and property improvements are depreciated over their estimated useful lives, which range from 5 to 40 years. Furniture, fixtures, and equipment are depreciated over estimated useful lives that range from 5 to 10 years. Tenant improvements are amortized over the shorter of the remaining non-cancellable term of the related leases or their useful lives.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at June 30, 2013.

Reportable Segments:

As of June 30, 2013, the Company primarily operated in one reportable segment, its Real Estate Operations, which rents Company owned commercial real estate located in New York, New Jersey, and Connecticut.

In 2011, the Board of Directors voted to divest the Company of all non-real estate operations, including its outdoor maintenance, shelter cleaning, electrical contracting, and parking garage businesses. These operations are presented as discontinued operations in the condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and financial condition. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index.

Substantially all of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay for their pro rata share of real estate taxes, insurance, and ordinary maintenance and repairs for the property.

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized in the period that the related expenses are incurred.

Earnings Per Share Information:

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

Restricted Cash:

Restricted cash represents (i) funds held by the insurance carrier for the purpose of the payment of insured losses and (ii) reserves used to pay real estate taxes, insurance, and tenant improvements. At June 30, 2013 and December 31, 2012, the Company had restricted cash in the amount of $1.6 million and $0.4 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

Available-for-Sale Securities:

The Company accounts for its marketable debt and equity securities as available-for-sale securities in accordance with Accounting Standards Codification (“ASC”) 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in the accompanying condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices. At June 30, 2013 and December 31, 2012, the Company had $0.6 million and $0.5 million, respectively, in available-for-sale securities, which was included in other assets on the condensed consolidated balance sheets.

Fair Value Measurement:

The Company determines fair value in accordance Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Income Taxes:

The Company is organized and conducts its operations to qualify as a REIT for Federal income tax purposes. Accordingly, the Company is generally not subject to Federal income taxation on the portion of its distributable income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its REIT taxable income to its stockholders and complies with certain other requirements as defined under the Code.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2013 and December 31, 2012, the Company had determined that no liabilities are required in connection with unrecognized tax positions.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Beginning January 1, 2013, all noninterest bearing transaction accounts no longer receive unlimited deposit insurance coverage by the Federal Deposit Insurance Corporation (“FDIC”) and instead all accounts deposited at an insured depository institution are insured by the FDIC up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of the financial institutions.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described below in Note 7. The Company accounts for stock-based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Recently Issued Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of the statement of operations but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

3.	REAL ESTATE:

Acquisition of Wu/Lighthouse Portfolio, LLC Properties:

As disclosed in Note 1, effective January 1, 2013, the Company, through a limited partnership owned and controlled by the Company, acquired from Wu/Lighthouse Portfolio, LLC all of the outstanding ownership interests in 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The Acquired Properties had a gross asset value of approximately $194.4 million, subject to an aggregate of approximately $115.0 million in outstanding mortgage indebtedness, which was assumed by the UPREIT upon the January 17, 2013 closing. In addition, the Company acquired other assets and assumed certain liabilities in connection with the transaction. Paul Cooper, the Company’s Chief Executive Officer and a director is a 6% owner and principal of Wu/Lighthouse Portfolio, Louis Sheinker, the Company’s President and Chief Operating Officer and a director is a 6.666% owner and principal of Wu/Lighthouse Portfolio, and Jerome Cooper the Company’s Chairman of the Board of Directors owns a .666% interest therein. Following the closing, the Company beneficially owned 66.71% of the outstanding limited partnership interests in the UPREIT and the former Wu/Lighthouse owners collectively owned 33.29%. The Company exercises managerial control over the UPREIT’s operations.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

3.	REAL ESTATE (Continued):

The acquisition was accounted for in accordance with ASC 805 “Business Combinations.” The following table summarizes our preliminary purchase price allocation, which represents our current best estimate of fair value (in thousands):

Assets:
Real estate	$185,102
Acquired lease intangible asset	23,040
Other assets	2,114

Total Assets	$210,256

Liabilities:
Mortgage notes payable	118,485
Acquired lease intangible liabilities	10,152
Other liabilities	1,203

Total Liabilities	$129,840

Estimated Fair Value of Net Assets Acquired	$80,416

The 25 Acquired Properties are listed below:

Property	Property Address
Wu/LH 466 Bridgeport L.L.C.	466 Bridgeport Avenue, Shelton, CT
Wu/LH 470 Bridgeport L.L.C.	470 Bridgeport Avenue, Shelton, CT
Wu/LH 950 Bridgeport L.L.C.	950 Bridgeport Avenue and 974 Bridgeport Avenue, Milford, CT
Wu/LH 12 Cascade L.L.C.	12 Cascade Boulevard, Orange, CT
Wu/LH 15 Executive L.L.C.	15 Executive Boulevard, Orange, CT
WU/LH 35 Executive L.L.C.	35 Executive Boulevard, Orange, CT
WU/LH 15 Progress L.L.C.	15 Progress Drive, Shelton, CT
Wu/LH 22 Marsh Hill L.L.C.	22 Marsh Hill Road, Orange, CT
Wu/LH 25 Executive L.L.C.	25 Executive Boulevard, Orange, CT
Wu/LH 269 Lambert L.L.C.	269 Lambert Road, Orange, CT
Wu/LH 103 Fairview Park L.L.C.	103 Fairview Park Drive, Elmsford, NY
Wu/LH 412 Fairview Park L.L.C.	412 Fairview Park Drive, Elmsford, NY
Wu/LH 401 Fieldcrest L.L.C.	401 Fieldcrest Avenue, Elmsford, NY
Wu/LH 404 Fieldcrest L.L.C.	404 Fieldcrest Drive, Elmsford, NY
Wu/LH 36 Midland L.L.C.	36 Midland Avenue, Port Chester, NY
Wu/LH 100-110 Midland L.L.C.	100-110 Midland Avenue, Port Chester, NY
Wu/LH 112 Midland L.L.C.	112 Midland Avenue, Port Chester, NY
Wu/LH 199 Ridgewood L.L.C.	199 Ridgewood Drive, Elmsford, NY
Wu/LH 203 Ridgewood L.L.C.	203 Ridgewood Drive, Elmsford, NY
Wu/LH 8 Slater L.L.C.	8 Slater Street, Port Chester, NY
Wu/LH 100 American L.L.C.	100 American Road, Morris Plains, NJ
Wu/LH 200 American L.L.C.	200 American Road, Morris Plains, NJ
Wu/LH 300 American L.L.C.	300 American Road, Morris Plains, NJ
Wu/LH 400 American L.L.C.	400 American Road, Morris Plains, NJ
Wu/LH 500 American L.L.C.	500 American Road, Morris Plains, NJ

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

3.	REAL ESTATE (Continued):

The following table represents the Company’s pro forma statements of operation for the three and six months ended June 30, 2013 and 2012 as if the operations of the Acquired Properties were included in the Company’s operations for the full three and six months of each period presented:

	STATEMENTS OF OPERATIONS (PRO FORMA)
	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012

Revenues	$8,504	$10,013	$16,550	$19,201
Income from continuing operations	1,037	662	740	775
Discontinued Operations:
Loss from discontinued operations	(2,303)	(842)	(2,970)	(1,572)
Net loss attributable to common stockholders	(1,315)	(179)	(2,713)	(797)
Income (loss) per common share attributable to common stockholders- basic and diluted:
Income from continuing operations, net of noncontrolling interest	$0.07	$0.05	$0.02	$0.06

Loss from discontinued operations	$(0.17)	$(0.06)	$(0.22)	$(0.12)

Net loss attributable to common stockholders	$(0.10)	$(0.01)	$(0.20)	$(0.06)

Weighted average common shares outstanding- basic and diluted	13,671,902	13,626,177	13,657,060	13,606,614

Note: Acquisition costs of approximately $.2 million and $5.3 million were excluded from the pro forma statements of operations for the three and six months ended June 30, 2013 for comparability purposes.

4.	DISCONTINUED OPERATIONS:

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding stock of Shelter Electric Maintenance Corp. (“SEM”). As a result of the sale, the Company recorded a loss on sale of $1.6 million and $1.9 million, respectively, for the three and six months ended June 30, 2013. The operations of SEM are included as part of discontinued operations on the accompanying condensed consolidated financial statements.

The following table sets forth the detail of the Company’s loss from discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
Revenues from discontinued operations	$322	$1,815	$1,486	$3,770

Loss from discontinued operations, net income taxes	$(2,303)	$(842)	$(2,970)	$(1,572)

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

4.	DISCONTINUED OPERATIONS (Continued):

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Cash	$59	$3
Accounts receivable, net	1,295	1,818
Machinery and equipment, net	—	60
Other assets, net	63	2,813

	$1,417	$4,694

Liabilities:
Accounts payable and accrued expenses	121	494
Insurance reserve	113	13
Other liabilities, net	48	1,132

	$282	$1,639

5.	MORTGAGE NOTES PAYABLE:

Hartford Loan Agreement:

On July 1, 2010, two wholly owned of subsidiaries of the UPREIT (the “Borrower”) entered into a non-recourse fixed rate mortgage loan agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to the Borrower in the aggregate principal amount of $45.5 million (the “Loan”). The Loan was evidenced by promissory notes in the principal amounts of $25.0 million, $10.5 million, and $10.0 million.

The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien on two properties. The outstanding principal balance of the Loan bears interest at the fixed rate of 5.05% per annum. The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

Aviva Loan Agreement

On February 22, 2013, Farm Springs Road, LLC, a wholly-owned subsidiary of the UPREIT, entered into a $15.0 million mortgage note with Aviva Life and Annuity Company. The loan bears interest at a rate of 3% per annum and requires monthly payments of interest. The principal is payable when the loan matures on March 1, 2018. Approximately $10.1 million from the proceeds was used to satisfy in full the obligations under the secured revolving credit facility discussed in Note 6 below. The remaining proceeds will be used for general working capital and other corporate purposes and partner distributions.

The loan is secured by a mortgage on the Farm Springs Road, LLC property. The obligations under this loan agreement are also guaranteed by the UPREIT.

Genworth Loan Agreement

On April 3, 2013, four wholly-owned subsidiaries of the UPREIT (the “Borrowers”) entered into mortgage loan agreements with Genworth Life Insurance Company

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

5.	MORTGAGE NOTES PAYABLE (Continued):

(the “Lender”), in the aggregate principal amount of $29.5 million (the “Loans”). The Loans bear interest at a rate of 3.20% and mature on April 30, 2018. The Loans were evidenced by promissory notes of $14.4 million (the “New York Note”) and $15.1 million (the “New Jersey Note”), hereinafter referred to as the (“Notes”).

The New York Note requires 12 monthly payments of interest only starting June 1, 2013. On June 1, 2014, monthly payments of principal and interest in the amount of approximately $70,000 are required until the note becomes due and payable.

The New Jersey Note requires 12 monthly payments of interest starting June 1, 2013. On June 1, 2014, monthly payments of principal and interest in the amount of approximately $73,000 are required until such New Jersey Note becomes due and payable.

The Notes are secured by, among other things, property owned by the Borrowers. The proceeds from the Loans were used to satisfy in full the Borrowers’ obligations to John Hancock Life Insurance Company under a prior mortgage agreement.

As a condition to Lender entering into the Loan Agreements, the Borrowers and the UPREIT agreed to indemnify the Lender against certain claims and guaranty certain obligations of the Borrowers pursuant to certain Environmental Indemnity Agreements (the “Environmental Indemnities”). Certain obligations under the Loan Agreements are guaranteed by the UPREIT, pursuant to the terms of certain Guaranties entered into by the UPREIT and Lender. In connection with the loan agreements, the Borrowers are required to comply with certain covenants. As of June 30, 2013, the Borrowers were in compliance with all covenants.

Loan Assumptions:

Each of the Acquired Properties discussed above was and continues to be encumbered by certain mortgage indebtedness. Concurrent with the acquisition of these properties, the Company, the UPREIT and the entity owners of the Acquired Properties entered into certain loan assumption and modification documents to facilitate the acquisition of the Acquired Properties. Below is a summary of the material terms of the arrangement with each lender.

United States Life Insurance Company Loan:

Wu/LH 15 Executive L.L.C., Wu/LH 22 Marsh Hill L.L.C., Wu/LH 35 Executive L.L.C., Wu/LH 470 Bridgeport L.L.C., Wu/LH 950 Bridgeport L.L.C., and Wu/LH 8 Slater L.L.C., (collectively, the “USLIC Borrowers” and each of which are subsidiaries owned by the UPREIT) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York (“USLIC”), in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”).

The USLIC Mortgage Loan is secured by the properties owned by the USLIC Borrowers and bears interest at a rate of 5.76%. The Company is required to make payments of principal and interest until the loan matures on April 1, 2018. USLIC has the option of extending the terms of the USLIC Mortgage Loan for an additional five (5) years based on new market interest rate and a new amortization period. After September 8, 2014, the USLIC Mortgage Loan may be prepaid subject to a prepayment fee. The obligations under this loan agreement are also guaranteed by GTJ REIT.

John Hancock Loan:

Wu/LH 12 Cascade L.L.C., Wu/LH 25 Executive L.L.C., Wu/LH 269 Lambert L.L.C., Wu/LH 103 Fairview Park L.L.C., Wu/LH 412 Fairview Park L.L.C., Wu/LH 401 Fieldcrest L.L.C., Wu/LH 404 Fieldcrest L.L.C., Wu/LH 36 Midland L.L.C., Wu/LH 100-110 Midland L.L.C., Wu/LH 112 Midland L.L.C., Wu/LH 199 Ridgewood L.L.C., Wu/LH 203 Ridgewood L.L.C., Wu/LH 100 American L.L.C., Wu/LH 200 American L.L.C., Wu/LH 300 American L.L.C., Wu/LH 400 American L.L.C. and Wu/LH 500 American L.L.C., (collectively, the “John Hancock Borrowers”), entered into a mortgage loan with John Hancock Life Insurance Company (U.S.A.), in the aggregate original principal amount of $105 million (the “John Hancock Loan”) which was made pursuant to a loan agreement. The John Hancock Loan is secured by mortgages covering the properties owned by the John Hancock Borrowers. The obligations under this loan agreement are also guaranteed by GTJ REIT.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

5.	MORTGAGE NOTES PAYABLE (Continued):

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and was refinanced as part of the Genworth Loan Agreement discussed above. The $61 million remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”). The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bear interest at 6.17%. The 5 Year Notes were interest only with a fixed monthly payment. The 10 Year Notes are interest only for the first five (5) years; for years 6 through 10, payments are of principal and interest. After a certain “Lockout Period” (three years for the 5 Year Notes and five years for the 10 Year Notes), the John Hancock Mortgage Loan may be prepaid subject to a prepayment fee.

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C. (the “PUB Borrower”) entered into a $2.7 million mortgage loan with Peoples United Bank, a Federal savings bank, on September 30, 2010. The loan is secured by the properties located at 15 Progress Road and 30 Commerce Drive, Shelton, Connecticut and bears interest at a rate of 5.23%. The Company is required to make monthly payments of principal and interest until the loan matures on October 1, 2020. The obligations under this loan agreement are also guaranteed by GTJ REIT.

6.	SECURED REVOLVING CREDIT FACILITY:

M&T Financing Agreement:

On August 26, 2011, the Company and Manufacturers and Traders Trust Company (“M&T”) entered into a certain credit agreement which provided for, among other things, a $10.0 million revolving credit facility (the “Revolver”). The Revolver was available to the Company for acquisitions and for general working capital and other corporate purposes. The Company’s obligations under this credit agreement were satisfied in full on February 22, 2013 and the Revolver was cancelled.

7.	STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. On January 17, 2013, the Company entered into a certain Contribution Agreement with Wu/Lighthouse Portfolio, LLC in which they received a 33.29% interest in the UPREIT. At June 30, 2013, subject to certain anti-dilutive and other provisions contained in the agreement, the 33.29% interest is convertible, in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of preferred stock. As of June 30, 2013, the Company has a total of 13,678,704 shares issued and outstanding (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued as of June 30, 2013.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock from January 1, 2013 through June 30, 2013:

Declaration Date	Year / Quarter Ended	Record Date	Payment Date	Dividend Per Share

March 21, 2013	December 31, 2012	January 31, 2013	April 15, 2013	$0.0934	(1)
March 21, 2013	March 31, 2013	March 31, 2013	April 15, 2013	$0.08
June 6, 2013	June 30, 2013	June 30, 2013	July 15, 2013	$0.08

(1)	This represents a supplemental dividend.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

7.	STOCKHOLDERS’ EQUITY (Continued):

Stock Based Compensation:

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”). The effective date of the Plan was June 11, 2007, subject to stockholder approval which was obtained on February 7, 2008. The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development, and financial success of the Company and to obtain and retain the services of the individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of June 30, 2013, the Company had 499,820 shares available for future issuance of awards under the Plan.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $319,000, under the Plan. A total of 3,126 of these shares, with a value of approximately $20,000 ($6.40 per share), were granted to non-management members of the Board of Directors, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 ($6.40 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the 44,119 shares granted to each of the executives vested on the grant date and one fourth will vest each year on the following dates: March 21, 2014, March 21, 2015, and March 21, 2016.

On June 6, 2013, the Company issued an aggregate of 9,378 restricted shares of common stock, with a value of approximately $60,000 ($6.40 per share), under the Plan. These shares were granted to non-management members of the Board of Directors and vested immediately.

For the three and six months ended June 30, 2013, the Company’s total stock compensation expense was approximately $124,000 and $319,000, respectively. For the three and six months ended June 30, 2012, the Company’s total stock compensation expense was approximately $189,000 and $233,000, respectively. As of June 30, 2013, there was approximately $276,000 of unamortized stock compensation related to restricted stock.

8.	EARNINGS PER SHARE:

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

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2013 and 2012 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$741	$158	$(5,001)	$(59)
Loss from discontinued operations	(2,303)	(842)	(2,970)	(1,572)

Net loss	$(1,562)	$(684)	$(7,971)	$(1,631)

Denominator:
Weighted average common shares outstanding – basic and diluted	13,671,902	13,626,177	13,657,060	13,606,614

Basic and Diluted Per Share Information:
Net loss per share – basic and diluted	$(0.11)	$(0.05)	$(0.58)	$(0.12)

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

9.	RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin Moscou Faltischek, P.C. (“RMF”), and has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three and six months ended June 30, 2013 were $.1 and $.3, respectively, and $0.1 million and $0.5 million, respectively, for the three and six months ended June 30, 2012.

Paul Cooper is the Chief Executive Officer, a director of the Company, and the son of Jerome Cooper (Chairman of the Board). The Company has a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker, the Company’s President and Chief Operating Officer, are general partners. The lease includes approximately 6,712 square feet of office space for a term of five years expiring August 31, 2015 at an annual rent of approximately $233,000. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are general partners, entered into a seven and a half year lease agreement in 2013 for 11,040 square feet of office space at an initial base rent of approximately $223,000, in which the Company conducts operations.

A former officer of the Company’s taxable REIT subsidiaries had previously entered into two lease agreements with the Company which were terminated in 2012. The Company is actively pursuing collection of the amounts (approximately $0.1 million) currently outstanding under the leases.

10.	COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in several lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Insurance:

The provisions of the Insurance Law of the Cayman Islands require the Company’s captive insurance entity to maintain a minimum net worth of $120,000. At June 30, 2013 and December 31, 2012, the Company’s insurance entity was not in compliance with the minimum net worth requirements. A waiver had been provided due to the Company’s intention to transfer the insurance balances into a liquidating trust and dissolve the Cayman Islands based insurance operations once the transfer is complete. As of June 30, 2013, the Company is in the process of transferring the insurance balances into a liquidating trust.

In June 2013, the Company received an insurance settlement of $1.2 million relating to a fire that had occurred at one of its properties in 2006. The gain is reflected in the accompanying condensed consolidated statements of operations.

Divestiture:

In connection with the completion of the divestiture of the Company’s taxable REIT subsidiaries, the Company may be subject to certain liabilities including union wages and severance. On January 27, 2012, the Company received a notice from Counsel for Local Union No. 3 of the International Brotherhood of Electrical Workers asserting a severance liability of approximately $0.1 million for certain employees terminated in connection with the divestiture of the subsidiary. An arbitration hearing was held on May 2, 2012, in which the arbitrator ruled in favor of the Union in the amount of approximately $0.1 million. The Company paid the amount owed on July 13, 2012. In March 2013, the Company received a second notice regarding union wages and severance for and additional group of employees who were terminated in connection with the divestiture. The Company was not in agreement with the assertion and has retained counsel to contest this matter. The costs associated with these potential liabilities are not currently estimable.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES (Continued):

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. During the three months ended September 30, 2012, the Company determined the liability was probable and the Company elected to pay the obligation in monthly installments of approximately $8,000 over a twenty year term. Through June 30, 2013, the Company has made 17 installment payments. As of June 30, 2013, the present value of this obligation of approximately $1.4 million is in other liabilities on the accompanying condensed consolidated balance sheet.

11.	FAIR VALUE:

Fair Value of Financial Instruments:

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,775	$6,775	$3,377	$3,377
Available-for-sale securities	599	599	528	528
Accounts receivable, net	480	480	334	334
Financial liabilities:
Secured revolving credit facility	$—	$—	$5,000	$5,000
Mortgage notes payable	179,909	186,202	45,500	49,636
Pension withdrawal liability	1,412	1,312	1,436	1,246

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2013.

	Carrying Value	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$599	$599	$599	$—	$—

Available-for-sale securities: Fair values are based on current market quotes received from financial sources that trade such securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounting Pronouncements:

See Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Report on Form 10-Q for a detailed discussion regarding recently issued accounting pronouncements.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2012, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2013, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

Revenue Recognition:

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

Real Estate:

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to our history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred.

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period.

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long lived assets at June 30, 2013.

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

Income Taxes:

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. Accordingly, we will generally not be subject to Federal income taxation on that portion of our distributable income that qualifies as REIT taxable income, to the extent that we distribute at least 90% of our REIT taxable income to our stockholders and comply with certain other requirements as defined under the Code.

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

Stock-Based Compensation:

We have a stock-based compensation plan, which is described in Note 7. We account for stock based compensation in accordance with ASC 718-30-30, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Results of Operations:

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$7,232	$3,476	$3,756	108%
Tenant reimbursements and other	1,272	117	1,155	987%

Total revenues	8,504	3,593	4,911	137%

Operating expenses:
General and administrative	1,847	1,501	346	23%
Property operating expenses	1,926	208	1,718	826%
Depreciation and amortization	2,532	342	2190	640%

Total operating expenses	6,305	2,051	4,254	207%

Operating income	2,199	1,542	657	43%

Other income (expense):
Interest expense	(2,258)	(654)	(1,604)	245%
Insurance recovery	1,157	—	1,157	nm
Acquisition costs	(206)	(757)	551	(73)%
Other	(61)	27	(88)	(326)%

Income from continuing operations	831	158	673	426%

Discontinued Operations:
Loss from discontinued operations	(2,303)	(842)	(1,461)	(174%)

Net loss	(1,472)	(684)	(788)	115%

Net income attributable to noncontrolling interest	90	—	90	nm

Net loss attributable to common stockholders	$(1,562)	$(684)	$(878)	128%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $3.8 million, or 108%, to $7.2 million for the three months ended June 30, 2013 from $3.4 million for the three months ended June 30, 2012. This increase is primarily attributable to the additional rental revenue recognized as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Tenant Reimbursements

Tenant reimbursements increased $1.2 million, or 987%, to $1.3 million for the three months ended June 30, 2013 from $0.1 million for the three months ended June 30, 2012. This increase is primarily attributable to the additional tenant reimbursements received as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Operating Expenses

Operating expenses increased $4.3 million, or 207%, to $6.3 million for the three months ended June 30, 2013 from $2.0 million for the three months ended June 30, 2012. This increase is primarily attributable to additional property operating expenses and depreciation expense resulting from the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Interest Expense

Interest expense increased $1.6 million or 245%, to $2.3 million for the three months ended June 30, 2013 from $0.7 million for the three months ended June 30, 2012. This increase is primarily attributable to the assumption of property debt associated with the 25 Acquired Properties.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes reflects the disposition and operating results of our discontinued operations.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$14,069	$6,924	$7,145	103%
Tenant reimbursements and other	2,481	229	2,252	983%

Total revenues	16,550	7,153	9,397	131%

Operating expenses:
General and administrative	3,834	3,963	(129)	3%
Property operating expenses	3,721	433	3,288	759%
Depreciation and amortization	4,810	681	4,129	606%

Total operating expenses	12,365	5,077	7,288	144%

Operating income	4,185	2,076	2,109	102%

Other income (expense):
Interest expense	(4,129)	(1,306)	(2,823)	(216)%
Insurance recovery	1,157	—	1,157	nm
Acquisition costs	(5,258)	(953)	(4,305)	(452)%
Other	(473)	124	(597)	(481)%

Loss from continuing operations	(4,518)	(59)	(4,459)	nm

Discontinued Operations:
Loss from discontinued operations	(2,970)	(1,572)	(1,398)	(89)%

Net loss	(7,488)	(1,631)	(5,857)	(359)%

Net income attributable to noncontrolling interest	483	—	483	nm

Net loss attributable to common stockholders	$(7,971)	$(1,631)	$(6,340)	388%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $7.1 million, or 103%, to $14 million for the six months ended June 30, 2013 from $6.9 million for the six months ended June 30, 2012. This increase is primarily attributable to the additional rental revenue recognized as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Tenant Reimbursements

Tenant reimbursements increased $2.3 million, or 983%, to $2.5 million for the six months ended June 30, 2013 from $0.2 million for the six months ended June 30, 2012. This increase is primarily attributable to the additional tenant reimbursements received as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Operating Expenses

Operating expenses increased $7.3 million, or 144%, to $12.3 million for the six months ended June 30, 2013 from $5 million for the six months ended June 30, 2012. This increase is primarily attributable to additional property operating expenses and depreciation expense as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Interest Expense

Interest expense increased $2.8 million or 216%, to $4.1 million for the six months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012. This increase is primarily attributable to the assumption of property debt associated with the 25 Acquired Properties.

Loss from Discontinued Operations

Loss from discontinued operations, net of taxes reflects the disposition and operating results of our discontinued operations.

Liquidity and Capital Resources

At June 30, 2013, we had unrestricted cash and cash equivalents of approximately $6.8 million compared to $3.4 million at December 31, 2012. We fund operating expenditures and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. We believe that our net cash provided by operations will be sufficient to fund our short-term liquidity requirements for the next twelve months and to meet our dividend requirements to maintain our REIT status.

Financing Arrangements:

Hartford Loan Agreement:

On July 1, 2010, two wholly owned subsidiaries of the UPREIT entered into a non-recourse fixed rate mortgage loan agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to the Borrower in the aggregate principal amount of $45.5 million (the “Loan”). The Loan was evidenced by promissory notes in the principal amounts of $25.0 million, $10.5 million, and $10.0 million.

The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien on two properties. The outstanding principal balance of the Loan bears interest at the fixed rate of 5.05% per annum. The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

Aviva Loan Agreement

On February 22, 2013, Farm Springs Road, LLC, a wholly-owned subsidiary of the UPREIT, entered into a $15.0 million mortgage note with Aviva Life and Annuity Company. The loan bears interest at a rate of 3% per annum and requires monthly payments of interest. The principal is payable when the loan matures on March 1, 2018. Approximately $10.1 million from the proceeds was used to satisfy in full the obligations under the secured revolving credit facility discussed in Note 6 below. The remaining proceeds will be used for general working capital and other corporate purposes and partner distributions.

The loan is secured by a mortgage on the Farm Springs Road, LLC property. The obligations under this loan agreement are also guaranteed by the UPREIT.

Genworth Loan Agreement

On April 3, 2013, four wholly-owned subsidiaries of the UPREIT, (the “Borrowers”) entered into mortgage loan agreements with Genworth Life Insurance Company (the “Lender”), in the aggregate principal amount of $29.5 million (the “Loans”). The Loans bear interest at a rate of 3.20% and mature on April 30, 2018. The Loans were evidenced by promissory notes of $14.4 million (the “New York Note”) and $15.1 million (the “New Jersey Note”), hereinafter referred to as the (“Notes”).

The New York Note requires 12 monthly payments of interest only starting June 1, 2013. On June 1, 2014, monthly payments of principal and interest in the amount of approximately $70,000 are required until the note becomes due and payable.

The New Jersey Note requires 12 monthly payments of interest starting June 1, 2013. On June 1, 2014, monthly payments of principal and interest in the amount of approximately $73,000 are required until such New Jersey Note becomes due and payable.

The Notes are secured by, among other things, property owned by the Borrowers. The proceeds from the Loans were used to satisfy in full the Borrowers’ obligations to John Hancock Life Insurance Company under a prior mortgage agreement.

As a condition to Lender entering into the Loan Agreements, the Borrowers and the UPREIT agreed to indemnify the Lender against certain claims and guaranty certain obligations of the Borrowers pursuant to certain Environmental Indemnity Agreements (the “Environmental Indemnities”). Certain obligations under the Loan Agreements are guaranteed by the UPREIT, pursuant to the terms of certain Guaranties entered into by the UPREIT and Lender. In connection with the loan agreements, the Borrowers are required to comply with certain covenants. As of June 30, 2013, the Borrowers were in compliance with all covenants.

Loan Assumptions:

Each of the Acquired Properties discussed above was and continues to be encumbered by certain mortgage indebtedness. Concurrent with the acquisition of these properties, the Company, the UPREIT and the entity owners of the Acquired Properties entered into certain loan assumption and modification documents to facilitate the acquisition of the Acquired Properties. Below is a summary of the material terms of the arrangement with each lender.

United States Life Insurance Company Loan:

Wu/LH 15 Executive L.L.C., Wu/LH 22 Marsh Hill L.L.C., Wu/LH 35 Executive L.L.C., Wu/LH 470 Bridgeport L.L.C., Wu/LH 950 Bridgeport L.L.C., and Wu/LH 8 Slater L.L.C., (collectively, the “USLIC Borrowers” and each of which are subsidiaries owned by the UPREIT) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York (“USLIC”), in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”).

The USLIC Mortgage Loan is secured by the properties owned by the USLIC Borrowers and bears interest at a rate of 5.76%. The Company is required to make payments of principal and interest until the loan matures on April 1, 2018. USLIC has the option of extending the terms of the USLIC Mortgage Loan for an additional five (5) years based on new market interest rate and a new amortization period. After September 8, 2014, the USLIC Mortgage Loan may be prepaid subject to a prepayment fee. The obligations under this loan agreement are also guaranteed by GTJ REIT.

John Hancock Loan:

Wu/LH 12 Cascade L.L.C., Wu/LH 25 Executive L.L.C., Wu/LH 269 Lambert L.L.C., Wu/LH 103 Fairview Park L.L.C., Wu/LH 412 Fairview Park L.L.C., Wu/LH 401 Fieldcrest L.L.C., Wu/LH 404 Fieldcrest L.L.C., Wu/LH 36 midland L.L.C., Wu/LH 100-110 Midland L.L.C., Wu/LH 112 Midland L.L.C., Wu/LH 199 Ridgewood L.L.C., Wu/LH 203 Ridgewood L.L.C., Wu/LH 100 American L.L.C., Wu/LH 200 American L.L.C., Wu/LH 300 American L.L.C., Wu/LH 400 American L.L.C. and Wu/LH 500 American L.L.C., (collectively, the “John Hancock Borrowers”), entered into a mortgage loan with John Hancock Life Insurance Company (U.S.A.), in the aggregate original principal amount of $105 million (the “John Hancock Loan”) which was made pursuant to a loan agreement. The John Hancock Loan is secured by mortgages covering the properties owned by the John Hancock Borrowers. The obligations under this loan agreement are also guaranteed by GTJ REIT.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and was refinanced as part of the Genworth Loan Agreement discussed above. The $61 million remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”). The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bear interest at 6.17%. The 5 Year Notes were interest only with a fixed monthly payment. The 10 Year Notes are interest only for the first five (5) years; for years 6 through 10, payments are of principal and interest. After a certain “Lockout Period” (three years for the 5 Year Notes and five years for the 10 Year Notes), the John Hancock Mortgage Loan may be prepaid subject to a prepayment fee.

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C. (the “PUB Borrower”) entered into a $2.7 million mortgage loan with Peoples United Bank, a Federal savings bank, on September 30, 2010. The loan is secured by the properties located at 15 Progress Road and 30 Commerce Drive, Shelton, Connecticut and bears interest at a rate of 5.23%. The Company is required to make monthly payments of principal and interest until the loan matures on October 1, 2020. The obligations under this loan agreement are also guaranteed by GTJ REIT.

M&T Financing Agreement:

On August 26, 2011, the Company and Manufacturers and Traders Trust Company (“M&T”) entered into a certain credit agreement which provided for, among other things, a $10.0 million revolving credit facility (the “Revolver”). The Revolver was available to us for acquisitions and for general working capital and other corporate purposes. Our obligations under this credit agreement were satisfied in full on February 22, 2013 and the Revolver was cancelled.

Net Cash Flows:

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Operating Activities

Net cash provided by operating activities was approximately $75,000 for the six months ended June 30, 2013, and approximately $633,000 for the six months ended June 30, 2012. For the 2013 period, cash provided by operating activities was primarily related to (i) an increase in accounts payable and accrued expenses of $1.6 million offset by (ii) a loss from continuing operations of approximately $4.5 million and (iii) decrease in rental income in excess of amount billed of $1.6 million. For the 2012 period, cash provided by operating activities was primarily related to (i) an increase in other liabilities of $0.7 million, offset by (ii) an decrease in other assets of $1.1 million.

Investing Activities

Net cash (used in) provided by investing activities was approximately $(1.3) million for the six months ended June 30, 2013 and approximately $1.3 million for the six months ended June 30, 2012. For the 2013 period, cash used in investing activities primarily related to acquisition of real estate of $1.3 million. For the 2012 period, cash provided by investing activities primarily related to proceeds from the sale of investments of approximately $1.3 million.

Financing Activities

Net cash provided by (used in) financing activities was approximately $5.7 million and $(3.9) million, respectively, for the six months ended June 30, 2013 and 2012. For the 2013 period, cash provided by financing activities was primarily related to proceeds from (i) mortgage notes payable of $16.8 million offset by (ii) repayment of our revolving credit facility of $5.0 million (iii) payment of distributions to partners of $2 million (iv) payment of the Company’s quarterly and supplemental dividends of $3.5 million and (v) repurchases of common stock of $.1 million. For the 2012 period, cash used in financing activities was related to the payment of the Company’s quarterly and supplemental dividends.

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net (loss) income and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net (loss) income computed in accordance with GAAP; excluding gains or losses from sales of property excluding asset impairments, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2013 and 2012 (in thousands, except for per share data):

Reconciliation of Net Loss to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(1,562)	$(684)	$(7,971)	$(1,631)
Add (deduct) NAREIT defined adjustments
real estate depreciation	883	284	1,732	569
amortization of intangibles	721	204	1,639	409
amortization of deferred leasing commissions	44	37	77	69
loss from discontinued operations	2,303	842	2,970	1,572

Funds From Operations (“FFO”), as defined by NAREIT	2,389	683	(1,553)	988
Adjustments to arrive at Core FFO (“AFFO”):
Wu/Lighthouse acquisition related costs	206	757	5,258	953

Core FFO, as defined by GTJ REIT, Inc.	2,595	1,440	3,705	1,941
Adjustments to arrive at Adjusted FFO:
straight-lined rents and amortization of lease intangibles	(448)	(481)	(1,135)	(636)
loss from taxable REIT subsidiaries	297	659	764	1,472
amortization of debt mark to market adjustments and financing costs	(104)	(80)	(277)	(158)

AFFO	$2,340	$1,538	$3,057	$2,619

FFO per common share- basic & diluted	$0.17	$0.05	$(0.11)	$0.07

AFFO per common share- basic and diluted	$0.17	$0.11	$0.22	$0.19

Weighted average common shares outstanding- basic and diluted	13,671,902	13,626,177	13,657,060	13,606,614

Acquisitions, Dispositions, and Investments

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The acquisition of the properties was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition the Company currently beneficially owns a 66.71% interest in a total of 32 properties (including the seven previously-owned properties) consisting of over 2.4 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. At June 30, 2013, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of preferred stock.

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding stock of Shelter Electric Maintenance Corp. (“SEM”). As a result of the sale, the Company recorded a loss on sale of $1.6 million and $1.9 million, respectively, for the three and six months ended June 30, 2013. The operations of SEM are included as part of discontinued operations on the accompanying condensed consolidated financial statements.

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

Insurance

The provisions of the Insurance Law of the Cayman Islands require our captive insurance entity to maintain a minimum net worth of $120,000. At June 30, 2013 and December 31, 2012, we were not in compliance with this minimum net worth requirement. A waiver has been provided due to our intention to transfer the insurance balances into a liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete. As of June 30, 2013, we are in the process of transferring the insurance balances into a liquidating trust.

In June 2013, we received an insurance settlement of $1.2 million relating to a fire that had occurred at one of our properties in 2006. The gain is included as a component of other income in the accompanying condensed consolidated statements of operations.

Divestiture

In connection with the completion of the divestiture of our taxable REIT subsidiaries, we may be subject to certain liabilities including union wages, benefits and severance. On January 27, 2012, we received a notice from counsel for Local Union No. 3 of the International Brotherhood of Electrical Workers asserting a severance liability of approximately $0.1 million for certain employees terminated in connection with the divestiture of the subsidiary. An arbitration hearing was held May 2, 2012 in which the arbitrator ruled in favor of the Union in the amount of approximately $0.1 million. We paid the amount owed on July 13, 2013. In March 2013, the Company received a second notice regarding union wages and severance for an additional group of employees who were terminated in connection with the divestiture. We were not in agreement with the assertion and have retained counsel to contest this matter. The costs associated with these potential liabilities are not currently estimable.

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. During the three months ended September 30, 2012, we determined the liability was probable and we elected to pay the obligation in monthly installments of approximately $8,000 over a twenty year term. Through June 30, 2013, we have made 17 installment payments. As of June 30, 2013, the present value of this obligation of approximately $1.4 million is included in other liabilities on our condensed consolidated balance sheet.

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

Off Balance Sheet Arrangements

As part of our electrical contracting operations, we were required in certain cases to put up performance bonds to guarantee completion of services to be performed. In May 2013, we completed the sale of our electrical contracting operations and are currently in the process of obtaining the release of the three performance bonds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013 and December 31, 2012, we did not have any variable rate liabilities.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue, however, to implement suggestions from our independent accounting consultant on ways to strengthen existing controls.

Part II – Other Information

Item I.	Legal Proceedings

See Note 10, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Report on Form 10-Q for information regarding legal proceedings.

Item 1A.	Risk Factors

During the six months ended June 30, 2013, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.1	Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended June 30, 2013, filed on August 13, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 9, 2013	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer

Dated: August 9, 2013	/s/ Joel Hammer
Joel Hammer
Chief Financial Officer