Form 10-Q
period 2013-09-30
GTJ REIT, Inc.
filed 2013-11-05
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-136110

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

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$135,238	$88,584
Buildings and improvements	168,151	28,892

Total real estate, at cost	303,389	117,476
Less: accumulated depreciation and amortization	(14,595)	(11,090)

Net real estate held for investment	288,794	106,386

Cash and cash equivalents	6,474	3,349
Rental income in excess of amount billed	11,404	8,570
Assets of discontinued operations	1,515	5,631
Acquired lease intangible assets, net	18,757	—
Other assets	10,110	5,822

Total assets	$337,054	$129,758

LIABILITIES AND EQUITY
Liabilities:
Dividends payable	$1,094	$1,092
Mortgage notes payable	179,524	45,500
Secured revolving credit facility	—	5,000
Accounts payable and accrued expenses	1,861	921
Acquired lease intangible liabilities, net	9,305	—
Liabilities of discontinued operations	3,367	5,116
Other liabilities	3,685	600

Total liabilities	198,836	58,229

Commitments and contingencies

Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,678,704 and 13,648,084 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	138,458	138,218
Distributions in excess of net income	(78,148)	(66,971)
Accumulated other comprehensive income	381	281

Total stockholders’ equity	60,692	71,529
Noncontrolling interests	77,526	—

Total equity	138,218	71,529

Total liabilities and equity	$337,054	$129,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$7,828	$3,355	$21,897	$10,279
Tenant reimbursements and other	1,443	47	3,924	258

Total revenues	9,271	3,402	25,821	10,537

Expenses:
General and administrative	1,223	472	4,511	3,160
Property operating expenses	1,536	569	5,196	844
Depreciation and amortization	2,278	300	7,068	938

Total expenses	5,037	1,341	16,775	4,942

Operating income	4,234	2,061	9,046	5,595

Interest expense	(2,164)	(675)	(6,276)	(1,981)
Insurance recovery	81	—	1,238	—
Acquisition costs	125	(589)	(5,133)	(1,542)
Other	59	630	(220)	681

Income (loss) from continuing operations	2,335	1,427	(1,345)	2,753

Discontinued Operations:
Loss from discontinued operations, including loss on disposal of $0 and $1,963 for the three and nine months ended September 30, 2013, respectively	(311)	(4,181)	(4,120)	(7,138)

Net income (loss)	2,024	(2,754)	(5,465)	(4,385)

Net income attributable to noncontrolling interest	671	—	1,154	—

Net income (loss) attributable to common stockholders	$1,353	$(2,754)	$(6,619)	$(4,385)

Income (loss) per common share attributable to common stockholders - basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.12	$0.10	$(0.18)	$0.20

Loss from discontinued operations	$(0.02)	$(0.30)	$(0.30)	$(0.52)

Net income (loss) attributable to common stockholders	$0.10	$(0.20)	$(0.48)	$(0.32)

Weighted average common shares outstanding – basic and diluted	13,678,704	13,648,084	13,664,354	13,620,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss):	$2,024	$(2,754)	$(5,465)	$(4,385)
Other comprehensive income (loss):
Available-for-sale securities:
Net change in unrealized gains	8	28	100	(17)

Comprehensive income (loss)	2,032	(2,726)	(5,365)	(4,402)

Less: Net income attributable to noncontrolling interest	671	—	1,154	—

Comprehensive income (loss) attributable to common stockholders	$1,361	$(2,726)	$(6,519)	$(4,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional- Paid-In-Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Outstanding Shares	Par Value

Balance at December 31, 2012	$—	13,648,084	$1	$138,218	$(66,971)	$281	$71,529	$—	$71,529

Distributions – common stock	—	—	—	—	(4,558)	—	(4,558)	—	(4,558)

Repurchases – common stock		—	—	(115)	—	—	(115)	—	(115)

Stock-based compensation	—	—	—	355	—	—	355	—	355

Net issuance of restricted shares	—	30,620	—	—	—	—	—	—	—

Equity contribution from noncontrolling interest	—	—	—	—	—	—	—	79,505	79,505

Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,133)	(3,133)

Net income (loss)	—	—	—	—	(6,619)	—	(6,619)	1,154	(5,465)

Unrealized gain on available-for-sale securities, net	—	—	—	—	—	100	100	—	100

Balance at September 30, 2013	$—	13,678,704	$1	$138,458	$(78,148)	$381	$60,692	$77,526	$138,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited, amounts in thousands, except share and per share data)

	Nine Months Ended September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,465)	$(4,385)
Loss from discontinued operations	4,120	7,138

Income (loss) from continuing operations	(1,345)	2,753

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Stock-based compensation	355	303
Depreciation	3,750	827
Realized gain on available-for-sale securities	—	(29)
Amortization of intangible assets and deferred charges	3,069	824
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(2,834)	(661)
Other assets	(2,007)	(1,177)
Accounts payable and accrued expenses	941	1
Other liabilities	1,335	191

Net cash provided by operating activities	3,264	3,032

Cash flow from investing activities:
Acquisition of real estate	(1,722)	(4,017)
Purchase of marketable securities	(2)	—
Proceeds from sale of marketable securities	33	—
Deal pursuit costs	(513)	—

Net cash (used in) investing activities	(2,204)	(4,017)

Cash Flow from financing activities:
Repayment of revolving credit facility	(5,000)	—
Proceeds from revolving credit facility		5,000
Proceeds from mortgage notes payable	16,775	—
Payment of mortgage principal	(700)	—
Repurchases of common stock	(115)	—
Distributions to noncontrolling interests	(2,587)	—
Dividends paid	(4,556)	(5,032)

Net cash provided by (used in) financing activities	3,817	(32)

Cash flow used in discontinued operations:
Operating activities	(1,752)	(3,207)

Net increase (decrease) in cash and cash equivalents	3,125	(4,224)
Cash and cash equivalents at the beginning of period	3,349	8,684

Cash and cash equivalents at the end of period	$6,474	$4,460

Supplemental cash flow information:
Cash paid for interest	$6,093	$1,723

Cash paid for income taxes	$1	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006 under Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in the New York tri-state area.

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

Effective July 1, 2007, the Company elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended and elected December 31st as its fiscal year end. Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s taxable income, the Company generally will not be required to pay Federal corporate income taxes on such income. Accordingly, no provision has been made for Federal income taxes in the accompanying financial statements. In connection with the Tax Relief Extension Act of 1999 (“RMA”), subject to certain limitations, the Company is permitted to participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition the Company currently beneficially owns a 66.71% interest in a total of 32 properties (including the seven previously-owned properties) consisting of over 2.4 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. At September 30, 2013, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net decrease of approximately $.2 million for the nine months ended September 30, 2013.

As of September 30, 2013, approximately $3.8 million and $15.0 million (net of accumulated amortization) relating to above market and in place leases, respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheet. Approximately $9.3 million (net of accumulated amortization) relating to below market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheet.

The following table presents the projected impact during the next five years related to the increase to rental revenue from the amortization of the acquired above market and below market lease intangibles and the increase to amortization expense of the in place lease intangibles for properties owned at September 30, 2013 (in thousands):

	Net increase to rental revenues	Increase to amortization expense
2014	$270	$3,065
2015	329	2,367
2016	543	1,652
2017	455	975
2018	479	934
Thereafter	3,288	5,136

	$5,364	$14,129

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at September 30, 2013.

Reportable Segments:

As of September 30, 2013, the Company primarily operated in one reportable segment, its Real Estate Operations, which rents Company owned commercial real estate located in New York, New Jersey, and Connecticut.

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

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized as revenues in the period that the related expenses are incurred.

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

Restricted Cash:

Restricted cash represents (i) funds held by the insurance carrier for the purpose of the payment of insured losses and (ii) reserves used to pay real estate taxes, insurance, and tenant improvements. At September 30, 2013 and December 31, 2012, the Company had restricted cash in the amount of $1.3 million and $0.4 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

Available-for-Sale Securities:

The Company accounts for its marketable debt and equity securities as available-for-sale securities in accordance with Accounting Standards Codification (“ASC”) 320-10-35. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income, a component of stockholders’ equity. Interest on securities is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in the accompanying condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Estimated fair value is determined based on quoted market prices. At September 30, 2013 and December 31, 2012, the Company had $0.6 million and $0.5 million, respectively, in available-for-sale securities, which was included in other assets on the condensed consolidated balance sheets.

Fair Value Measurement:

The Company determines fair value in accordance with ASC 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting management’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Income Taxes:

The Company is organized and conducts its operations to qualify as a REIT for Federal income tax purposes. Accordingly, the Company is generally not subject to Federal income taxation on the portion of its distributable income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its REIT taxable income to its stockholders and complies with certain other requirements as defined.

The Company also participates in certain activities conducted by entities which elected to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal, state, and local taxes on the income from these activities.

The Company accounts for income taxes under the asset and liability method as required by the provisions of ASC 740-10-30. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2013 and December 31, 2012, the Company had determined that no liabilities are required in connection with unrecognized tax positions.

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

Acquisition of Wu/Lighthouse Portfolio, LLC Properties:

As disclosed in Note 1, effective January 17, 2013, the Company, through a limited partnership owned and controlled by the Company (the “UPREIT”), acquired from Wu/Lighthouse Portfolio, LLC all of the outstanding ownership interests in 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The Acquired Properties had a gross asset value of approximately $194.4 million, subject to an aggregate of approximately $115.0 million in outstanding mortgage indebtedness, which was assumed by the UPREIT upon the January 17, 2013 closing. In addition, the Company acquired other assets and assumed certain liabilities in connection with the transaction. Paul Cooper, the Company’s Chief Executive Officer and a director was a 6% owner and principal of Wu/Lighthouse Portfolio, Louis Sheinker, the Company’s President and Chief Operating Officer and a director was a 6.666% owner and principal of Wu/Lighthouse Portfolio, and Jerome Cooper the Company’s Chairman of the Board of Directors owned a .666% interest therein. Following the closing, the Company beneficially owned 66.71% of the outstanding limited partnership interests in the UPREIT and the former Wu/Lighthouse owners collectively owned 33.29%. The Company exercises managerial control over the UPREIT’s operations.

The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” The following table summarizes our preliminary purchase price allocation, which represents our current best estimate of fair value (in thousands):

Assets:
Real estate	$185,102
Acquired lease intangible asset	23,040
Other assets	2,114

Total Assets	$210,256

Liabilities:
Mortgage notes payable	118,485
Acquired lease intangible liabilities	10,152
Other liabilities	1,203

Total Liabilities	$129,840

Estimated Fair Value of Net Assets Acquired	$80,416

The 25 Acquired Properties are listed below:

Property

466 Bridgeport Avenue, Shelton, CT	404 Fieldcrest Drive, Elmsford, NY
470 Bridgeport Avenue, Shelton, CT	199 Ridgewood Drive, Elmsford, NY
15 Progress Drive, Shelton, CT	203 Ridgewood Drive, Elmsford, NY
950-974 Bridgeport Avenue, Milford, CT	36 Midland Avenue, Port Chester, NY
12 Cascade Boulevard, Orange, CT	100-110 Midland Avenue, Port Chester, NY
15 Executive Boulevard, Orange, CT	112 Midland Avenue, Port Chester, NY
25 Executive Boulevard, Orange, CT 35 Executive Boulevard, Orange, CT	8 Slater Street, Port Chester, NY 100 American Road, Morris Plains, NJ
22 Marsh Hill Road, Orange, CT	200 American Road, Morris Plains, NJ
269 Lambert Road, Orange, CT	300 American Road, Morris Plains, NJ
103 Fairview Park Drive, Elmsford, NY	400 American Road, Morris Plains, NJ
412 Fairview Park Drive, Elmsford, NY	500 American Road, Morris Plains, NJ
401 Fieldcrest Drive, Elmsford, NY

The following table represents the Company’s pro forma statements of operation for the three and nine months ended September 30, 2013 and 2012 as if the operations of the Acquired Properties were included in the Company’s operations for the full three and nine months of each period presented:

	STATEMENTS OF OPERATIONS (PRO FORMA)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$9,271	$8,978	$25,821	$28,163
Income from continuing operations	2,210	2,262	3,788	5,375
Discontinued Operations:
Loss from discontinued operations	(311)	(4,181)	(4,120)	(7,138)
Net income (loss) attributable to common stockholders	1,228	(2,690)	(1,486)	(2,944)
Income (loss) per common share attributable to common stockholders-basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.11	$0.11	$0.19	$0.32

Loss from discontinued operations	$(0.02)	$(0.31)	$(0.30)	$(0.52)

Net income (loss) attributable to common stockholders	$0.09	$(0.20)	$(0.11)	$(0.22)

Weighted average common shares outstanding-basic and diluted	13,678,704	13,648,084	13,664,354	13,620,538

Note: Acquisition costs of approximately $(0.1) million and $5.1 million for the three and nine months ended September 30, 2013 and $0.6 million and $1.5 million for the three and nine months ended September 30, 2012 were excluded from the pro forma statements of operations.

4.	DISCONTINUED OPERATIONS:

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of capital stock of Shelter Electric Maintenance Corp. (“SEM”). As a result of the sale, the Company recorded a loss on sale of $0 million and $1.9 million, respectively, for the three and nine months ended September 30, 2013. The operations of SEM are included as part of discontinued operations on the accompanying condensed consolidated financial statements.

The following table sets forth the detail of the Company’s loss from discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues from discontinued operations	$—	$1,361	$1,486	$5,131

Loss from discontinued operations	$(311)	$(4,181)	$(4,120)	$(7,138)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	September 30, 2013	December 31, 2012

Assets:
Cash	$484	$30
Accounts receivable, net	699	1,919
Machinery and equipment, net	—	221
Other assets, net	332	3,461

	$1,515	$5,631

Liabilities:
Accounts payable and accrued expenses	138	823
Insurance reserve	1,660	1,492
Other liabilities, net	1,569	2,801

	$3,367	$5,116

5.	MORTGAGE NOTES PAYABLE:

Hartford Loan Agreement:

On July 1, 2010, two wholly-owned of subsidiaries of the UPREIT (collectively, the “Borrower”) entered into a non-recourse fixed rate mortgage loan agreement with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to the Borrower in the aggregate principal amount of $45.5 million. The loan was evidenced by promissory notes in the principal amounts of $25.0 million, $10.5 million, and $10.0 million.

The obligations are secured by, among other things, a first priority mortgage lien on two properties. The outstanding principal balance of the loan bears interest at the fixed rate of 5.05% per annum. The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

Aviva Loan Agreement

On February 22, 2013, a wholly-owned subsidiary of the UPREIT, entered into a $15.0 million mortgage note with Aviva Life and Annuity Company. The loan bears interest at a rate of 3% per annum and requires monthly payments of interest. The principal is payable when the loan matures on March 1, 2018. Approximately $10.1 million from the proceeds was used to satisfy in full the obligations under the secured revolving credit facility discussed in Note 6 below. The remaining proceeds were used for general working capital and other corporate purposes and partner distributions.

The loan is secured by a mortgage on a property. The obligations under this loan agreement are also guaranteed by the UPREIT.

Genworth Loan Agreement

On April 3, 2013, four wholly-owned subsidiaries of the UPREIT (collectively, the “Borrower”) entered into mortgage loan agreements with Genworth Life Insurance Company (the “Lender”), in the aggregate principal amount of $29.5 million. The loan bears interest at a rate of 3.20% and matures on April 30, 2018. The loan was evidenced by promissory notes of $14.4 million (the “New York Note”) and $15.1 million (the “New Jersey Note”), hereinafter referred to as the (“Notes”).

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

The Notes are secured by, among other things, property owned by the Borrowers. The proceeds from the Loans were used to satisfy in full the Borrowers’ obligations to John Hancock Life Insurance Company under a prior mortgage agreement (discussed further below).

As a condition to Lender entering into the Loan Agreements, the Borrowers and the UPREIT agreed to indemnify the Lender against certain claims and guaranty certain obligations of the Borrowers pursuant to certain Environmental Indemnity Agreements (the “Environmental Indemnities”). Certain obligations under the Loan Agreements are guaranteed by the UPREIT. In connection with the loan agreements, the Borrowers are required to comply with certain covenants. As of September 30, 2013, the Borrowers were in compliance with all covenants.

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

United States Life Insurance Company Loan:

Six wholly-owned subsidiaries of the UPREIT, (collectively, the “USLIC Borrowers”) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York (“USLIC”), in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”).

The USLIC Mortgage Loan is secured by the properties owned by the USLIC Borrowers and bears interest at a rate of 5.76%. The Company is required to make payments of principal and interest until the loan matures on April 1, 2018. USLIC has the option of extending the terms of the USLIC Mortgage Loan for an additional five (5) years based on a new market interest rate and a new amortization period. After September 8, 2014, the USLIC Mortgage Loan may be prepaid subject to a prepayment fee. The obligations under this loan agreement are also guaranteed by GTJ REIT.

John Hancock Loan:

Seventeen wholly-owned subsidiaries of the UPREIT, (collectively, the “John Hancock Borrowers”), entered into a mortgage loan with John Hancock Life Insurance Company (U.S.A.), in the aggregate original principal amount of $105 million (the “John Hancock Loan”) which was made pursuant to a loan agreement. The John Hancock Loan is secured by mortgages covering the properties owned by the John Hancock Borrowers. The obligations under this loan agreement are also guaranteed by GTJ REIT.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and was refinanced as part of the Genworth Loan Agreement discussed above. The $61 million remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”). The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bear interest at 6.17%. The 5 Year Notes were interest only with a fixed monthly payment. The 10 Year Notes are interest only for the first five (5) years; for years 6 through 10, payments are of principal and interest. After a certain “Lockout Period,” the John Hancock Mortgage Loan may be prepaid subject to a prepayment fee.

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

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2013, the Company has a total of 13,678,704 shares issued and outstanding (see Note 1).

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,00 shares of Series B preferred stock. There are no voting rights associated with the Series B preferred stock.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2013:

Declaration Date	Record Date	Payment Date	Dividend Per Share

March 21, 2013	January 31, 2013	April 15, 2013	$0.0934	(1)
March 21, 2013	March 31, 2013	April 15, 2013	$0.08
June 6, 2013	June 30, 2013	July 15, 2013	$0.08
August 7, 2013	September 30, 2013	October 15, 2013	$0.08

(1)	This represents a supplemental 2012 dividend.

Stock Based Compensation:

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”). The effective date of the Plan was June 11, 2007, subject to stockholder approval which was obtained on February 7, 2008. The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development, and financial success of the Company and to obtain and retain the services of the individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on September 23, 2010. As of September 30, 2013, the Company had 499,820 shares available for future issuance of awards under the Plan.

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

Management determined the value of a share of common stock to be $6.90 based on a recent valuation performed by an independent third-party for the purpose of valuing shares of the Company’s common stock issued pursuant to the Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three and nine months ended September 30, 2013, the Company’s total stock compensation expense was approximately $36,000 and $355,000, respectively. For the three and nine months ended September 30, 2012, the Company’s total stock compensation expense was approximately $70,000 and $303,000, respectively. As of September 30, 2013, there was approximately $276,000 of unamortized stock compensation related to restricted stock.

8.	EARNINGS PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in dilutive earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$1,664	$1,427	$(2,499)	$2,753
Loss from discontinued operations	(311)	(4,181)	(4,120)	(7,138)

Net income (loss)	$1,353	$(2,754)	$(6,619)	$(4,385)

Denominator:
Weighted average common shares outstanding – basic and diluted	13,678,704	13,648,084	13,664,354	13,620,538

Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.10	$(0.20)	$(0.48)	$(0.32)

9.	RELATED PARTY TRANSACTIONS:

Douglas A. Cooper, an officer and director of the Company and the nephew of Jerome Cooper (Chairman of the Board), is a partner of Ruskin Moscou Faltischek, P.C. (“RMF”). The law firm has acted as counsel to the Company since 1998. Fees incurred by the Company to RMF for the three and nine months ended September 30, 2013 were $0.1 million and $0.3 million, respectively, and $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2012.

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

10.	COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Insurance:

The provisions of the Insurance Law of the Cayman Islands require the Company’s captive insurance entity to maintain a minimum net worth of $120,000. At September 30, 2013 and December 31, 2012, the Company’s insurance entity was not in compliance with the minimum net worth requirements. A waiver had been provided due to the Company’s intention to transfer the insurance balances into a liquidating trust and dissolve the Cayman Islands based insurance operations once the transfer is complete. As of September 30, 2013, the Company is in the process of transferring the insurance balances into a liquidating trust.

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

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty-year term. As of September 30, 2013, the present value of this obligation is approximately $1.3 million and is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheet.

11.	FAIR VALUE:

Fair Value of Financial Instruments:

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,474	$6,474	$3,349	$3,349
Available-for-sale securities	597	597	528	528
Accounts receivable, net	1,382	1,382	334	334
Financial liabilities:
Secured revolving credit facility	$—	$—	$5,000	$5,000
Mortgage notes payable	179,524	185,788	45,500	49,636
Pension withdrawal liability	1,398	1,299	1,436	1,246

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, primarily available-for-sale securities. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2013.

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$597	$597	$597	$—	$—

Available-for-sale securities: Fair values are based on current market quotes received from financial sources that trade such securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary:

We are a fully integrated, self-administered and self-managed Real Estate Investment Trust (“REIT”), engaged in the acquisition, ownership, and management of real properties. We currently own interests in a total of 32 properties consisting of over 2.4 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. Additionally, we participate in activities outside the normal operations of the REIT so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations.

We continue to seek opportunities to acquire properties. To the extent it is in the interests of our stockholders, we will seek to acquire properties within geographic areas that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing property is the potential for future income, we anticipate that the majority of properties that we will acquire will have both the potential for growth in value and provide for cash distributions to stockholders.

Accounting Pronouncements:

See Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Report on Form 10-Q for a detailed discussion regarding recently issued accounting pronouncements.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2012, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2013, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long lived assets at September 30, 2013.

Fair Value Measurements:

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

Results of Operations:

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$7,828	$3,355	$4,473	133%
Tenant reimbursements and other	1,443	47	1,396	2,970%

Total revenues	9,271	3,402	5,869	173%

Operating expenses:
General and administrative	1,223	472	751	159%
Property operating expenses	1,536	569	967	170%
Depreciation and amortization	2,278	300	1,978	659%

Total operating expenses	5,037	1,341	3,696	276%

Operating income	4,234	2,061	2,173	105%

Other income (expense):
Interest expense	(2,164)	(675)	(1,489)	221%
Insurance recovery	81	—	81	nm
Acquisition costs	125	(589)	714	(121)%
Other	59	630	(571)	(91)%

Income from continuing operations	2,335	1,427	908	64%

Discontinued Operations:
Loss from discontinued operations	(311)	(4,181)	3,870	(93%)

Net income (loss)	2,024	(2,754)	4,778	(173)%

Net income attributable to noncontrolling interest	671	—	671	nm

Net income (loss) attributable to common stockholders	$1,353	$(2,754)	$4,107	(149)%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $4.5 million, or 133%, to $7.8 million for the three months ended September 30, 2013 from $3.4 million for the three months ended September 30, 2012. This increase is primarily attributable to the additional rental revenue recognized as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Tenant Reimbursements

Tenant reimbursements increased $1.4 million, or 2,970%, to $1.4 million for the three months ended September 30, 2013 from $0.1 million for the three months ended September 30, 2012. This increase is primarily attributable to the additional tenant reimbursements received as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Operating Expenses

Operating expenses increased $3.7 million, or 276%, to $5.0 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012. This increase is primarily attributable to additional property operating and depreciation expense resulting from the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Interest Expense

Interest expense increased $1.5 million or 221%, to $2.2 million for the three months ended September 30, 2013 from $0.7 million for the three months ended September 30, 2012. This increase is primarily attributable to the assumption of property debt associated with the 25 Acquired Properties.

Loss from Discontinued Operations

Loss from discontinued operations decreased $3.9 million, or 93%, to $0.3 million for the three months ended September 30, 2013 from $4.2 million for the three months ended September 30, 2012. This decrease reflects the wind down of discontinued operations.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$21,897	$10,279	$11,618	113%
Tenant reimbursements and other	3,924	258	3,666	1,421%

Total revenues	25,821	10,537	15,284	145%

Operating expenses:
General and administrative	4,511	3,160	1,351	43%
Property operating expenses	5,196	844	4,352	516%
Depreciation and amortization	7,068	938	6,130	654%

Total operating expenses	16,775	4,942	11,833	239%

Operating income	9,046	5,595	3,451	62%

Other income (expense):
Interest expense	(6,276)	(1,981)	(4,295)	(217)%
Insurance recovery	1,238	—	1,238	nm
Acquisition costs	(5,133)	(1,542)	(3,591)	233%
Other	(220)	681	(901)	(132)%

Income (loss) from continuing operations	(1,345)	2,753	(4,098)	(149)%

Discontinued Operations:
Loss from discontinued operations	(4,120)	(7,138)	3,018	(42)%

Net loss	(5,465)	(4,385)	(1,080)	25%

Net income attributable to noncontrolling interest	1,154	—	1,154	nm

Net loss attributable to common stockholders	$(6,619)	$(4,385)	$(2,234)	51%

nm – not meaningful

Property Rental Revenues

Property rental revenue increased $11.6 million, or 113%, to $21.9 million for the nine months ended September 30, 2013 from $10.3 million for the nine months ended September 30, 2012. This increase is primarily attributable to the additional rental revenue recognized as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Tenant Reimbursements

Tenant reimbursements increased $3.7 million, or 1,421%, to $3.9 million for the nine months ended September 30, 2013 from $0.3 million for the nine months ended September 30, 2012. This increase is primarily attributable to the additional tenant reimbursements received as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Operating Expenses

Operating expenses increased $11.8 million, or 239%, to $16.8 million for the nine months ended September 30, 2013 from $5 million for the nine months ended September 30, 2012. This increase is primarily attributable to additional property operating and depreciation expense as a result of the acquisition of the 25 properties in the Wu/Lighthouse Portfolio in January 2013.

Interest Expense

Interest expense increased $4.3 million or 217%, to $6.3 million for the nine months ended September 30, 2013 from $2 million for the three months ended September 30, 2012. This increase is primarily attributable to the assumption of property debt associated with the 25 Acquired Properties.

Loss from Discontinued Operations

Loss from discontinued operations decreased $3.0 million, or 42%, to $4.1 million for the nine months ended September 30, 2013 from $7.1 million for the nine months ended September 30, 2012. This decrease reflects the wind down of discontinued operations.

Liquidity and Capital Resources

At September 30, 2013, we had unrestricted cash and cash equivalents of approximately $6.5 million compared to $3.3 million at December 31, 2012. We fund operating expenditures and other short-term liquidity requirements, including debt service and dividend distributions from operating cash flows. We believe that our net cash provided by operations will be sufficient to fund our short-term liquidity requirements for the next twelve months and to meet our dividend requirements to maintain our REIT status.

Financing Arrangements:

Hartford Loan Agreement:

On July 1, 2010, two wholly-owned subsidiaries of the UPREIT, (collectively, the “Borrowers”) entered into a non-recourse fixed rate mortgage loan agreement (the “Hartford Loan Agreement”) with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Lenders”) pursuant to which the Lenders made a term loan to the Borrower in the aggregate principal amount of $45.5 million (the “Loan”). The Loan was evidenced by promissory notes in the principal amounts of $25.0 million, $10.5 million, and $10.0 million.

The obligations under the Hartford Loan Agreement are secured by, among other things, a first priority mortgage lien on two properties. The outstanding principal balance of the Loan bears interest at the fixed rate of 5.05% per annum. The Borrower is required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

Aviva Loan Agreement

On February 22, 2013, a wholly-owned subsidiary of the UPREIT, entered into a $15.0 million mortgage note with Aviva Life and Annuity Company. The loan bears interest at a rate of 3% per annum and requires monthly payments of interest. The principal is payable when the loan matures on March 1, 2018. Approximately $10.1 million from the proceeds was used to satisfy in full the obligations under the secured revolving credit facility discussed in Note 6 below. The remaining proceeds were used for general working capital and other corporate purposes and partner distributions.

The loan is secured by a mortgage on a property. The obligations under this loan agreement are also guaranteed by the UPREIT.

Genworth Loan Agreement

On April 3, 2013, four wholly-owned subsidiaries of the UPREIT, (collectively, the “Borrowers”) entered into mortgage loan agreements with Genworth Life Insurance Company (the “Lender”), in the aggregate principal amount of $29.5 million (the “Loans”). The Loans bear interest at a rate of 3.20% and mature on April 30, 2018. The Loans were evidenced by promissory notes of $14.4 million (the “New York Note”) and $15.1 million (the “New Jersey Note”), hereinafter referred to as the (“Notes”).

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

As a condition to Lender entering into the Loan Agreements, the Borrowers and the UPREIT agreed to indemnify the Lender against certain claims and guaranty certain obligations of the Borrowers pursuant to certain Environmental Indemnity Agreements (the “Environmental Indemnities”). Certain obligations under the Loan Agreements are guaranteed by the UPREIT. In connection with the loan agreements, the Borrowers are required to comply with certain covenants. As of September 30, 2013, the Borrowers were in compliance with all covenants.

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

United States Life Insurance Company Loan:

Six wholly-owned subsidiaries of the UPREIT (collectively, the “USLIC Borrowers”) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York (“USLIC”), in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”).

The USLIC Mortgage Loan is secured by the properties owned by the USLIC Borrowers and bears interest at a rate of 5.76%. The Company is required to make payments of principal and interest until the loan matures on April 1, 2018. USLIC has the option of extending the terms of the USLIC Mortgage Loan for an additional five (5) years based on a new market interest rate and a new amortization period. After September 8, 2014, the USLIC Mortgage Loan may be prepaid subject to a prepayment fee. The obligations under this loan agreement are also guaranteed by GTJ REIT.

John Hancock Loan:

Seventeen wholly-owned subsidiaries of the UPREIT (collectively, the “John Hancock Borrowers”), entered into a mortgage loan with John Hancock Life Insurance Company (U.S.A.), in the aggregate original principal amount of $105 million (the “John Hancock Loan”) which was made pursuant to a loan agreement. The John Hancock Loan is secured by mortgages covering the properties owned by the John Hancock Borrowers. The obligations under this loan agreement are also guaranteed by GTJ REIT.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and was refinanced as part of the Genworth Loan Agreement discussed above. The $61 million remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”). The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bear interest at 6.17%. The 5 Year Notes were interest only with a fixed monthly payment. The 10 Year Notes are interest only for the first five (5) years; for years 6 through 10, payments are of principal and interest. After a certain “Lockout Period”, the John Hancock Mortgage Loan may be prepaid subject to a prepayment fee.

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

Net Cash Flows:

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Operating Activities

Net cash provided by operating activities was approximately $3.3 million for the nine months ended September 30, 2013, and approximately $3.0 million for the nine months ended September 30, 2012. For the 2013 period, cash provided by operating activities was primarily related to (i) cash flow from operations $5.8 million, (ii) increases in accounts payable, accrued expenses and other liabilities totaling $2.3 million and (iii) offset by decreases in rental income in excess of amount billed of $2.8 million and other assets $2.0 million. For the 2012 period, cash provided by operating activities was primarily related to (i) an increase in other liabilities of $0.2 million, offset by (ii) a decrease in other assets of $1.2 million.

Investing Activities

Net cash used in investing activities was approximately $2.2 million for the nine months ended September 30, 2013 and approximately $4.0 million for the nine months ended September 30, 2012. For the 2013 period, cash used in investing activities primarily related to acquisition of real estate of $1.7 million and deal pursuit costs of $0.5 million. For the 2012 period, cash used in investing activities related to tenant improvements.

Financing Activities

Net cash provided by (used in) financing activities was approximately $3.8 million and $(0.1) million, respectively, for the nine months ended September 30, 2013 and 2012. For the 2013 period, cash provided by financing activities was primarily related to proceeds from (i) mortgage notes payable of $16.8 million offset by (ii) repayment of our revolving credit facility of $5.0 million (iii) payment of distributions to noncontrolling interests in the UPREIT of $2.6 million and (iv) payment of the Company’s quarterly and supplemental dividends of $4.6 million. For the 2012 period, cash used in financing activities was related to proceeds from the revolving credit facility offset by the payment of the Company’s quarterly and supplemental dividends.

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computation may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. EBITDA and Adjusted EBITDA should be considered along with, but not as alternatives to, net income as measures of our operating performance:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$1,353	$(2,754)	$(6,619)	$(4,385)
Real estate depreciation	866	260	2,598	830
Interest expense	1,469	594	4,475	1,743

EBITDA	3,688	(1,900)	454	(1,812)
Wu/Lighthouse transaction costs	(125)	589	5,133	1,542
Amortization of intangible assets and deferred costs	571	189	2,149	824
Discontinued operations	311	4,181	4,120	7,138

Adjusted EBITDA	$4,445	$3,059	$11,856	$7,692

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net (loss) income and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (loss) computed in accordance with GAAP; excluding gains or losses from sales of property excluding asset impairments, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2013 and 2012 (in thousands, except for per share data):

Reconciliation of Net Loss to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$1,353	$(2,754)	$(6,619)	$(4,385)
Add (deduct) NAREIT defined adjustments
real estate depreciation	866	260	2,598	830
amortization of intangibles	582	68	2,221	477
amortization of deferred leasing commissions	39	40	116	108
loss from discontinued operations	311	4,181	4,120	7,138

Funds From Operations (“FFO”), as defined by NAREIT	3,151	1,795	2,436	4,168
Adjustments to arrive at Core FFO
Wu/Lighthouse acquisition related costs	(125)	589	5,133	1,542

Core FFO, as defined by GTJ REIT, Inc.	3,026	2,384	7,569	5,710
Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents and amortization of lease intangibles	(804)	(289)	(1,939)	(661)
amortization of debt mark to market adjustments and financing costs	(51)	81	(188)	238

AFFO	$2,171	$2,176	$5,442	$5,287

FFO per common share- basic and diluted	$0.23	$0.13	$0.18	$0.31
Core FFO per common share- basic and diluted	$0.22	$0.17	$0.55	$0.42

AFFO per common share- basic and diluted	$0.16	$0.16	$0.40	$0.39

Weighted average common shares outstanding- basic and diluted	13,678,704	13,648,084	13,664,354	13,620,538

Acquisitions, Dispositions, and Investments

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC effective as of January 1, 2013, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The acquisition of the properties was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition the Company currently beneficially owns a 66.71% interest in a total of 32 properties (including the seven previously-owned properties) consisting of over 2.4 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. At September 30, 2013, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of preferred stock.

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding stock of Shelter Electric Maintenance Corp. (“SEM”). As a result of the sale, the Company recorded a loss on sale of $0 million and $1.9 million, respectively, for the three and nine months ended September 30, 2013. The operations of SEM are included as part of discontinued operations on the accompanying condensed consolidated financial statements.

Cash Payments for Financing

Payment of interest under our mortgage notes payable will consume a portion of our cash flow, reducing net income and the resulting distributions to be made to our stockholders.

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

Insurance

The provisions of the Insurance Law of the Cayman Islands require our captive insurance entity to maintain a minimum net worth of $120,000. At September 30, 2013 and December 31, 2012, we were not in compliance with this minimum net worth requirement. A waiver has been provided due to our intention to transfer the insurance balances into a liquidating trust and dissolve our Cayman Islands based insurance operations once the transfer is complete. As of September 30, 2013, we are in the process of transferring the insurance balances into a liquidating trust.

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

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty year term. As of September 30, 2013, the present value of this obligation of approximately $1.3 million is included in other liabilities on our condensed consolidated balance sheet.

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

As of September 30, 2013 and December 31, 2012, we did not have any variable rate liabilities.

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

During the nine months ended September 30, 2013, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.1	Financial statements from the Quarterly Report on Form 10-Q of GTJ REIT, Inc. for the quarter ended September 30, 2013, filed on November 5, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated:	November 5, 2013	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer

Dated:	November 5, 2013	/s/ Joel Hammer
Joel Hammer
Chief Financial Officer