Form 10-K
period 2013-12-31
GTJ REIT, Inc.
filed 2014-03-24
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-136110

GTJ REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	20-5188065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Hempstead Avenue, West Hempstead, New York	11552
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of March 21, 2014, there were 13,678,704 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	availability of capital; interest rates;

•	our ability to service our debt;

•	competition;

•	supply and demand for operating properties in our current and proposed market areas;

•	generally accepted accounting principles;

•	policies and guidelines applicable to REITs; and

•	litigation.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of the date of this report, owns and operates a total of 32 commercial properties in New York, New Jersey, and Connecticut. We focus primarily on the acquisition, ownership, management and operation of commercial real estate. We previously provided, through our taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services, as well as electrical construction services. These operations have all been disposed.

We were incorporated on June 23, 2006 in Maryland. On March 29, 2007, the Company completed a merger transaction with Triboro Coach Corp., Jamaica Central Railways, Inc., and Green Bus Lines, Inc., (together collectively referred to as the “Bus Companies”). The effect of the merger transaction was to complete a reorganization (the “Reorganization”) of the ownership of the Bus Companies into GTJ REIT, with the former shareholders of the Bus Companies becoming stockholders in GTJ REIT. The Company then commenced operations as a fully integrated real estate company, and elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, effective July 1, 2007.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT; the owner of all 32 properties. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition the Company currently beneficially owns a 66.71% interest in a total of 32 properties (including the seven previously-owned properties) consisting of approximately 2.9 million square feet of primarily industrial properties on approximately 210 acres of land in New York, New Jersey, and Connecticut.

•	Our 2014 contractual rental income (as described below) is approximately $28.2 million;

•	The occupancy rate of our properties owned as of December 31, 2013 by us is approximately 95% based on square footage, plus land available;

•	The weighted average remaining term of the leases generating our 2014 contractual rental income is 9.4 years.

Our 2014 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable to us in 2014 under leases existing at December 31, 2013. Contractual rental income excludes straight-line rent and amortization of intangibles.

2013 Highlights and Recent Developments

•	Our total revenues increased by $20.6 million, or 148%, from 2012.

•	Leased approximately 850,000 square feet of space during 2013.

•	We increased our Core Funds From Operations, or Core FFO, from $7.1 million in 2012 to $9.8 million in 2013.

•	We refinanced approximately $27.7 million of mortgage debt secured by four properties and bearing interest at the rate of 5.44% per year. The new mortgage debt, in the aggregate principal amount of $29.5 million, matures April 30, 2018 and bears interest at the rate of 3.20% per year.

•	We sold Shelter Electric Maintenance Corp., which was our last remaining noncore operation. In addition, as a result of our effort to wind down our non-real estate operations, we reduced the loss on discontinued operations from $7.6 million in 2012 to $4.8 million in 2013.

•	We settled our obligations under our workmen’s compensation insurance claims, enabling us to wind down our Cayman insurance company.

•	We received $1.2 million, in full recovery of an insurance claim.

Description of Business

We intend to further expand our real estate portfolio beyond our current portfolio of 32 properties. We seek to acquire commercial real estate at favorable prices; focusing on the industrial product sector. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the ability and flexibility to move quickly when an opportunity presents itself.

We intend to acquire fee ownership, but may also enter into joint venture arrangements. We seek to maximize current cash flows and seek long term increases in the value of our assets. Our policy is to acquire assets where we believe opportunities exist for appropriate risk adjusted investment returns. We seek to accomplish this by investing in quality properties in geographic markets that we believe to be attractive and offer the potential of current and future demand, renovating acquired properties as appropriate, maintaining and efficiently operating our properties, and establishing good relationships with our tenants and the local communities.

We intend to invest primarily in quality commercial real estate, specifically targeting industrial properties since they:

•	generally require less capital expenditures than other commercial property types;

•	typically feature longer term leases, thereby reducing our vacancy and leasing costs;

•	feature net leases under which the tenant is generally responsible for real estate taxes, insurance and ordinary operating expenses. Since our target tenants tend to manage the properties directly, this enables us to grow our portfolio without substantially increasing the size of our property management infrastructure; and

•	provide a platform for our goals of both predictable and stable cash flow and the opportunity for long term real estate appreciation.

To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide current cash distributions to stockholders.

We intend to acquire properties with financing from mortgage or other debt or may acquire properties subject to existing indebtedness. We may also acquire properties, including a portfolio of properties, in exchange for an interest in our UPREIT (GTJ Realty, LP). We do not intend to incur aggregate indebtedness in excess of 75% of the gross fair value of our properties. Fair value, defined as the amount at which an investment could be exchanged in a current transaction with market participants, will be determined by management, using analytical data and other available information, including independent appraisals.

Decisions relating to the purchase or sale of properties are approved by our Board. Our Board is responsible for monitoring the administrative procedures, investment operations, and performance of our Company to ensure our policies are carried out. Our Board oversees our investment policies to determine that our policies are in the best interests of our stockholders.

Our Business Objective

Our business objective is to maintain and increase, over time, the cash available for distribution to our stockholders by:

•	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;

•	obtaining mortgage indebtedness on favorable terms and maintaining access to capital to finance property acquisitions and our growth plans; and

•	monitoring our portfolio, including leasing, tenant relations, operational and property management performance and property enhancements.

Typical Property Attributes

The properties in our portfolio typically have the following attributes:

•	Net or ground leases. Substantially all of the leases are net and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net and ground leased properties offer more predictable returns than investments in properties that are not net or ground leased;

•	Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 92% of our 2014 contractual rental income expire after 2015, approximately 43% of our 2014 contractual rental income expire after 2023; and

•	Scheduled rent increases. Leases representing approximately 93% of our 2014 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Considerations Related to Potential Acquisitions

The following are some of the material considerations which we evaluate in relation to potential acquisitions:

•	general credit quality of current or prospective tenants, including their ability to meet operational needs and lease obligations;

•	the estimated return on equity to us;

•	the terms of tenant leases, including the relationship between current rents and market rents;

•	the projected residual value of the property;

•	the potential to finance the property;

•	prospects for liquidity through sale or refinancing of the property;

•	current and projected long term cash flow and potential for capital appreciation;

•	alternate uses or tenants for the property;

•	property quality and condition and expectation of future capital needs;

•	potential for economic growth in the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity; and

•	competition from existing properties and the potential for the construction of new properties in the market.

We will not acquire any property until we obtain an environmental assessment for each property and are satisfied with the environmental status of the property.

We anticipate that the purchase price of properties we acquire will vary depending on the general interest rate environment and availability of credit in addition to tenant profile, value of leases in place, property condition, size and location. We are not specifically limited in the number or size of properties we may acquire. The number and mix of properties we may acquire will depend upon existing real estate and market conditions and other relevant circumstances. Our operating costs will vary based on the amount of debt we incur in connection with financing the acquisition. It is difficult to predict the actual number or timing of properties that we will acquire because the purchase prices of properties vary widely and our investment in each will vary based on the amount and cost of debt financing we use.

Acquisition Strategies

We seek to acquire properties that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our preference is to acquire single-tenant properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing, thereby moderating the interest rate risk. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income, potential repositioning and residual value. Although the acquisition of single-tenant properties subject to net and ground leases is the focus of our investment strategy, we will also consider investments in, among other things, properties that can be repositioned or redeveloped and multi-tenant properties.

Generally, we hold the properties we acquire for an extended period of time. Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership. Although our investment criteria favor an extended period of ownership, we will dispose of a property if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or to avoid future risks by achieving a determinable return from the property.

Our charter documents do not limit the number of properties in which we may invest, the amount or percentage of our assets that may be invested in any specific property or property type. We will continue to form entities to acquire interests in real properties, either alone or with other investors, and we may acquire interests in joint ventures or other entities that own real property.

Competitive Strengths

We believe that our investment strategy and operating model distinguish us from other owners, operators and acquirers of industrial real estate in a number of ways, including:

•	Established Intermediary Relationships: We believe we have developed a reputation as a credible buyer of single-tenant industrial real estate, which provides us access to significant acquisition opportunities that may not be available to our competitors.

•	Scalable Platform: Our focus on net lease properties ensures that our current staff (with incremental additions of employees) and infrastructure are sufficient to support our continued growth.

•	Expertise in Underwriting Single-Tenant Properties: We believe that our industry and market relationships, market penetration and knowledge, combined with an expertise in assessing tenant retention and vacancy costs are advantages in identifying, underwriting and closing on attractive real estate acquisition opportunities.

•	Experienced Management Team: The four senior members of our management team have significant real estate industry experience, averaging in excess of 20 years.

Our Policies With Respect to Borrowing

We presently anticipate that we will borrow funds, secured by the acquired property, as we purchase new properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties. Our Board reviews our aggregate borrowings to ensure that such borrowings are reasonable in relation to our assets.

We may also seek an acquisition facility to finance the purchase of additional properties, finance improvements, finance capital improvements or major repairs and maintenance and, if necessary, for working capital needs, or to meet our distribution requirements. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 75% of the gross fair value of our properties.

When incurring secured debt, we will seek to incur nonrecourse indebtedness, which means that the lenders’ rights in the event of our default generally will be limited to foreclosure on the property(ies) that secured the obligation, however, we may have to accept limited recourse financing, where we remain liable for any shortfall between the debt and the proceeds of sale of the mortgaged property. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, however, we acknowledge that some mortgages are likely to provide for one large payment, and therefore, we may incur floating or adjustable rate financing depending on market conditions.

Sale or Other Disposition of Our Properties

Management, with approval from our Board, determines whether a particular property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives including maximizing capital appreciation and the effect on our obligations under existing agreements.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic, market, property and tenant conditions, with a view to achieving maximum capital appreciation. We cannot assure you that this objective will always be realized.

Presently, we do not intend to sell any of the real estate we acquired from the Bus Companies for a period of ten years after we made our REIT election, which ends, July 2017. Under the Code, if real estate acquired from the Bus Companies is sold within such ten year period, we may be taxed on the gain from the sale, and a subsequent distribution of any of the profits would be taxed to the stockholder as a dividend. This may result in the proceeds of such sale to double taxation meaning taxation both at the corporate and stockholder level. In addition, if we sell any of the 25 properties we acquired in the January 2013 transaction described above during the next seven years, we may be required to pay the former Wu/Lighthouse partners certain monies as set forth in the Tax Protection Agreement.

Changes in Our Investment Objectives

Subject to the limitations in our charter, our bylaws, and the Maryland General Corporation Law, our business and policies will be controlled by our Board. Our Board has the right to establish policies concerning investments and the right, power, and obligation to monitor our procedures, investment operations, and performance of our company. Thus, stockholders must be aware that the Board, acting consistently with our organizational documents, applicable law, and their fiduciary obligations, may elect to modify our objectives and policies from time to time.

Discontinued Outdoor Maintenance Operations

We, through our wholly-owned subsidiary, Shelter Express Corp., operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, our Board voted to divest these operations. Those operations are described below.

MetroClean

MetroClean was comprised of two major divisions, the outdoor advertising service division and the traffic control services division. On January 12, 2012, the business was sold to an unrelated third party.

Shelter Electric

On May 2, 2013, Shelter Express completed the sale of all of the issued and outstanding capital stock of Shelter Electric. This business provided support services for MetroClean Express and electrical contracting services to other customers.

Shelter Parking

Shelter Parking formerly operated and managed parking facilities in the New York tri-state area. On February 1, 2012, we exited the parking business.

Employees

As of December 31, 2013, we had 13 employees who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good.

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

Other Federal, State, and Local Regulations

Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. Although we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make liquidating distributions to our stockholders. We believe, based in part on engineering reports which we generally obtain at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, and results of operations, cash flow, and ability to satisfy our debt service obligations and to pay liquidating distributions could be adversely affected.

Our Corporate Information

Our principal executive offices are located 60 Hempstead Avenue, Suite 718, West Hempstead, New York 11552. Our telephone number is (516) 693-5500. Our website is www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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

We depend on key personnel and the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our management team, whose continued service is not guaranteed, and each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the marketplace.

Risks Related to Our Business and Properties

We depend upon our tenants to pay rent in a timely manner, and their inability or refusal to pay rent could impact our ability to pay our indebtedness, leading to possible defaults, and reduce cash available for distribution to our stockholders.

Our real property, particularly those we may purchase in the future, will be subject to varying degrees of risk that generally arise from such ownership. The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability or unwillingness to do so may be impacted by the profitability of our tenants’ businesses or other constraints on their finances. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and consequently would substantially reduce our income from operations and our ability to meet our debt service requirements and make distributions to our stockholders.

A default by a tenant, the failure of a tenant’s guarantor to fulfill its obligations, or other premature termination of a lease could, depending upon the size of the leased premises and our ability to successfully find a substitute tenant, have a materially adverse effect on our revenues, the value of our common stock or our cash available for distribution to our stockholders.

If we are unable to find tenants for our properties, particularly those we may purchase in the future, or find replacement tenants when leases expire and are not renewed by the tenants, our revenues, cash available for distribution to our stockholders and our ability to serve our debt obligations will be reduced.

Approximately 38% of our 2013 revenues and 37% of our 2014 contractual rental income is derived from leases with the City of New York for four locations used as bus depots and one lease with Avis Rent-A-Car Systems, Inc. A tenant default or financial distress could significantly reduce our revenues.

The leases with the City of New York and Avis Rent-A-Car Systems, Inc. are triple net leases and provide for escalations. Any disruption or delay in either tenant’s ability to perform under the leases could cause interruptions in the receipt of, or loss of, a significant amount of rental revenues and could result in requiring us to pay operating expenses currently paid by the tenants.

We may not be able to diversify our real property portfolio due to the number and size of our competitors.

Competition may adversely affect acquisition of properties and leasing operations. We compete for the purchase of commercial property with a variety of investors, including domestic and foreign entities, other REITs, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, some of which are publicly traded. Many of our competitors have substantially greater financial recourses than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals. We may also incur costs on unsuccessful acquisitions that we will not be able to recover.

All of our properties are located in New York, New Jersey and Connecticut making us vulnerable to changes in economic, regulatory or other conditions in the Northeast that could have a material adverse effect on our results of operations.

All of our properties are located in the three states in the Northeast, New York, New Jersey and Connecticut. This geographic concentration exposes us to greater risks than if we owned properties in multiple geographic regions. General economic conditions in the Northeast may significantly affect the occupancy and rental rates of our properties. Further, the economic condition of the region may also depend on a few industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the Northeast region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.

Lack of liquidity of real estate could make it difficult for us to sell properties within our desired timeframe.

Our business is subject to risks normally associated with investment primarily in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We cannot assure you that we will be able to dispose of a property when we want or need to. Consequently, the sale price for any property we may purchase in the future may not recoup or exceed the amount of our investment.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased real estate generally.

We are subject to the general risks of investing in leased real estate. These include the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove or certain upgrades that may be needed should it become necessary to re-rent the leased space for other uses, rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.

In addition, if our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases or to attract new tenants. As a result, our results of operations and cash flow may be adversely affected.

A number of risks to which our properties may be exposed may not be covered by insurance, which could result in losses which are uninsured.

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

We may be unable to renew our current leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as our current leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at favorable rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults, and space for which leases are scheduled to expire, our financial condition, results of operations, cash flows, cash available for distribution to stockholders and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We review the carrying value of our properties when circumstances, such as adverse market conditions indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses would have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and cash available for distribution, including cash available for us to pay distributions to our stockholders.

Stockholders may not receive any distributions from the sale of one of our properties, or not receive such distributions in a timely manner, because we may have to provide financing to the purchaser of such property, resulting in an inability or delay of distributions to stockholders.

When appropriate, we may structure the sale of a real property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, we may reinvest in additional properties proceeds from the sale, financing, refinancing, or other disposition or, secondarily, to use such proceeds for capital improvements or maintenance and repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing, and refinancing proceeds is to increase the total value of real estate assets that we own, and the future cash flow derived from such assets to pay distributions to our stockholders.

Despite this policy, our Board of Directors may distribute to our stockholders all or a portion of the proceeds from the sale, financing, refinancing, or other disposition of a property. In determining whether any of such proceeds should be distributed to our stockholders, our Board of Directors considers, among other factors, the desirability of properties available for purchase, real estate market conditions, and compliance with the REIT distribution requirements.

In connection with a sale of a property, our preference will be to obtain an all-cash sale price. However, we may accept a purchase money obligation secured by a mortgage on the property as partial payment. The terms of payment upon sale will be affected by the salient economic and market conditions. To the extent we receive notes, securities, or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sale proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced, or otherwise disposed of. Thus, the distribution of the proceeds of a sale to stockholders may be delayed.

Risks Related to Possible Conflicts of Interest

Our officers and directors may have other interests which may conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders.

Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide on whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Such determinations may either benefit us or be detrimental to us. Our officers and directors are expected to behave in a fair manner toward us, and we require that potential conflicts be brought to the attention of our Board of Directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only three officers and directors conduct a real property business apart from his activities with us. These individuals are Paul Cooper, our Chairman and Chief Executive Officer, Louis Sheinker, our President, Chief Operating Officer, and director, and Jeffrey Wu, who is a member of our Board of Directors.

Risks Related to our Common Stock

The absence of a public market for our common stock will make it difficult for a stockholder to sell shares, which may have to be held for an indefinite period.

Current and prospective stockholders should understand that our common stock is illiquid, as there is currently no public market, and they must be prepared to hold their shares of common stock for an indefinite length of time. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While our Board of Directors may attempt to cause our common stock to be listed or quoted in the future, there can be no assurance that this event will occur. Accordingly, stockholders will find it difficult to resell their shares of common stock. Thus, our common stock should be considered a long-term investment. In addition, there are restrictions on the transfer of our common stock. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons at all times and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals and certain entities at all times. Our charter provides that no person may own more than 9.9% of the issued and outstanding shares of our common stock. Any attempted ownership of our shares that would result in a violation of one or more of these limits will result in such shares being transferred to an “excess share trust” so that such shares will be disposed of in a manner consistent with the REIT ownership requirements. In addition, any attempted transfer of our shares that would cause us to be beneficially owned by less than 100 persons will be disallowed.

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

Real estate investments are not as liquid as other types of assets, which may reduce the economic returns we are able to provide to our stockholders.

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic, financial, investment or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic, financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on our common stock.

Tax Risks Related to our Business and Structure

The requirement to distribute at least 90% of our taxable REIT income may require us to incur debt, sell assets, or issue additional securities for cash, which would increase the risks associated with your investment.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our taxable REIT income, other than any capital gains. To the extent that we distribute at least 90% but less than 100% of our taxable income in a calendar year, we will incur no federal corporate income tax on our distributed net income, but will incur a federal corporate income tax on any undistributed amounts. In addition, we will incur a 4% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount required. We intend to distribute at least 90% of our taxable income to our stockholders each year so that we will satisfy the distribution requirement and avoid the 4% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. In the event that we don’t distribute 100% of our taxable income, we will be subject to taxation at the REIT level on the amount of undistributed taxable income and to the extent we distribute such amount, you will be subject to taxation on it at the stockholder level.

We cannot assure you that we will make distributions. Our policy is to make such distributions on a quarterly basis. We will seek to minimize, to the extent possible, the fluctuations in distributions that might result if distribution payments were based solely on actual cash received during the distribution period. To implement this policy, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our Board of Directors. Our ability to maintain this policy will depend upon, among other things, the availability of cash and applicable requirements for qualification as a REIT under the Code. Therefore, we cannot guarantee that there will be cash available to pay distributions or that distributions will not fluctuate. If cash available for distribution is insufficient to pay distributions to our stockholders, we may distribute payment in the form of shares of our common stock or obtain the necessary funds by borrowing, issuing new securities, or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

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

If we fail to remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation, which would reduce the cash available for distribution to our stockholders.

The requirements for qualification as a REIT are complex and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our shareholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, substantially reducing our cash available to make distributions to our shareholders. In addition, if we failed to maintain our qualification as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires us to assess and attest to the effectiveness of our internal control over financial reporting. Since we are defined as a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act, our independent registered public accounting firm is not required to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. If any deficiencies or material weaknesses exist as a result of our assessment of our internal controls over financial reporting, our financial statements may be materially adversely affected.

Acquisition Risks

Our inability to identify or find funding for acquisitions could prevent us from diversification or growth and could adversely impact the value of an investment in us.

We may not be able to identify or obtain financing to acquire additional real properties. We are required to distribute at least 90% of our taxable income, excluding net capital gains, to our stockholders each year, and thus our ability to retain internally generated cash is very limited. Accordingly, our ability to acquire properties or to make capital improvements or renovate properties will depend on our available cash flow and our ability to obtain financing from third parties or the sellers of properties.

Investing in properties through joint ventures creates a risk of loss to us as a result of the possible inaction or misconduct of a joint venture partner.

We may decide to acquire certain properties using a joint venture structure. Joint venture investments may involve risks not present in a direct acquisition, including, for example:

•	the risk that our co-venturer or partner in an investment might become unable to provide the required capital;

•	the risk that such co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that such co-venturer or partner may be in a position to take or request action contrary to our objectives, such as selling a property at a time which we believe to be suboptimal; or

•	the risk that we may not have sufficient financial resources to exercise any right of first refusal to purchase our partner’s interest.

Actions by such a co-venturer or partner might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution. It also may be difficult for us to sell our interest in any such joint venture or partnership in such property.

Risks Related to Our Use of Borrowed Funds

We have incurred and plan to incur mortgage and other indebtedness, which could result in material risk to our business if there is a default, including the loss of the real property.

Borrowings by us may increase the risks of owning shares of our company. If there is a shortfall between the cash flow generated by our properties and the cash flow needed to service our indebtedness, then the amount available for distributions to our stockholders will be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

Additionally, when providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may also contain covenants that limit our ability to further leverage the property. These or other limitations may limit our flexibility and our ability to achieve our operating plans. Our failure to meet such restrictions and covenants could result in an event of default under our line of credit and result in the foreclosure of some or all of our properties.

As we incur indebtedness which may be needed for operations, we increase expenses which could result in a decrease in cash available for distribution to our stockholders.

Debt service payments decreases cash available for distribution. In the event the fair market value of our properties was to increase, we could incur more debt without a commensurate increase in cash flow to service the debt.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

Global stock and credit markets experience price volatility, dislocations, and liquidity disruptions, which cause market prices of many stocks to fluctuate, availability of debt to be curtailed and the spreads on prospective debt financings to widen considerably. These circumstances materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in certain cases, result in the unavailability of certain types of financing. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events in the stock and credit markets may also make it more difficult for us to raise capital.

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

Our charter limits the beneficial and constructive ownership of our capital stock by any single stockholder to 9.9% of the number of outstanding shares of each class or series of our stock including our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits the beneficial or constructive ownership of our capital stock by any stockholder that would result in (1) our capital stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our capital stock, applying broad attribution rules imposed by the federal tax laws, (3) our company otherwise failing to qualify as a REIT for federal tax purposes. In addition, any attempted transfer of our capital stock that would result in the Company being beneficially owned by less than 100 persons will be disallowed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s 32 properties as of December 31, 2013 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY	Industrial	—	10.1
401 Fieldcrest Drive, Elmsford, NY	Industrial	—	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	79,326	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	71,326	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.1
23-85 87th Street, East Elmhurst, NY	Industrial	52,020	7.0
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY	Industrial	453,247	10.4
New Jersey
100 American Road, Morris Plains, NJ	Industrial	128,564	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	97,540	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,564	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,000	10.8
15 Progress Drive, Shelton, CT	Industrial	53,570	10.0
950-974 Bridgeport Avenue, Milford, CT	Industrial	100,310	5.2
12 Cascade Boulevard, Orange, CT	Industrial	97,820	4.8
15 Executive Boulevard, Orange, CT	Industrial	114,965	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,000	2.8
35 Executive Boulevard, Orange, CT	Office	66,000	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
8 Farm Springs Road, Farmington, CT	Office	107,654	10.5

Total		2,878,510	210.6

Our Leases

Substantially all of our leases are net or ground leases under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and operating costs. The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases and naming us an additional insured.

Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2013:

Year of Lease Expiration(1)	Number of Expiring Leases	2014 Contractual Rental Income Under Expiring Leases	Percent of 2014 Contractual Rental Income Represented by Expiring Leases
2014	7	$803,275	3%
2015	5	1,388,934	5%
2016	10	4,725,047	17%
2017	5	996,298	3%
2018	2	516,866	2%
2019	2	373,009	1%
2020	4	1,592,700	6%
2021	1	259,471	1%
2022	1	529,853	2%
2023	5	4,853,182	17%
2024 and after	10	12,185,220	43%

	52	$28,223,855	100%

(1)	Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2013:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2014 Contractual Rental Income	% of 2014 Contractual Rental Income
NYC, NY	Industrial	9	6	$11,874,610	42%
Westchester, NY	Industrial	19	10	6,939,738	25%
Connecticut	Industrial/Office	16	11	5,452,145	19%
New Jersey	Industrial	8	5	3,957,362	14%

Total		52	32	$28,223,855	100%

As disclosed previously, effective January 17, 2013, the Company, through a limited partnership owned and controlled by the Company (the “UPREIT”), acquired from Wu/Lighthouse Portfolio, LLC all of the outstanding ownership interests in 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT; the owner of all 32 properties. The following represents information about the Acquired Properties as of December 31, 2013:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2014 Contractual Rental Income
Westchester, NY	Industrial	19	10	$6,939,738
Connecticut	Industrial/Office	15	10	4,042,771
New Jersey	Industrial	8	5	3,957,362

Total Acquired		42	25	$14,939,871

Financing, Re-Renting and Disposition of Our Properties

Our charter documents do not limit the level of debt we may incur. We may borrow funds on a secured and unsecured basis and intend to do so in the future. We also mortgage specific properties on a non-recourse basis subject to industry standard carve-outs, to enhance the return on our investment. The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes. Net proceeds received from the sale of a property are generally required to be used to repay amounts outstanding under debt secured by the property sold.

With respect to properties we acquire on a free and clear basis, we usually seek to obtain long-term fixed-rate mortgage financing, when available at acceptable terms, shortly after the acquisition of such property to avoid the risk of movement of interest rates and fluctuating supply and demand in the mortgage markets. We also will acquire a property that is subject to (and will assume) a fixed-rate mortgage. Some of our properties may be financed on a cross-defaulted or cross-collateralized basis.

After termination or expiration of any lease relating to any of our properties, we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property if a sale appears advantageous in view of our investment objectives. We may take back a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local custom and prevailing market conditions in negotiating the terms of repayment. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders, to pay down amounts due under our credit facility, if any, and for the acquisition of additional properties.

Real Property Used By Us in Our Businesses

The real properties used by us as of December 31, 2013, for the day to day conduct of our businesses are as follows (all of which are leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$19,530 / 12/31/2020	Executive Offices

ITEM 3.	LEGAL PROCEEDINGS

We are involved in lawsuits and other disputes which arose in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Currently, there is no public market for our common stock, and we do not expect a market to develop in the near future. We have no current plans to list our common stock on any securities exchange or quoted on any market system.

Outstanding Common Stock and Holders

As of March 21, 2014, we had 13,678,704 shares issued and outstanding, held by approximately 490 shareholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 20, 2014, our Board of Directors declared a supplemental distribution of $.02 per share of common stock, payable with respect to the year ended December 31, 2013, to stockholders of record at the close of business on March 31, 2014; payable on or about April 15, 2014. On March 20, 2014, our Board of Directors also declared a quarterly cash dividend of $0.08 per share of common stock, payable with respect to the first quarter ended March 31, 2014 to common stockholders of record as of the close of business on March 31, 2014; payable on or about April 15, 2014. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2013 and 2012:

Record Date	Dividend Type	Announcement Date	Payment Date	$ Amount Per Share
12/31/2013	Regular	11/04/2013	01/15/2014	0.08

09/30/2013	Regular	08/07/2013	10/15/2013	0.08

06/30/2013	Regular	06/06/2013	07/15/2013	0.08

03/31/2013	Regular	03/21/2013	04/15/2013	0.08

03/31/2013	Supplemental	03/21/2013	04/15/2013	0.09

12/31/2012	Regular	12/20/2012	01/15/2013	0.08

09/30/2012	Regular	08/06/2012	10/15/2012	0.08

06/30/2012	Regular	06/07/2012	07/15/2012	0.08

03/31/2012	Regular	03/26/2012	04/15/2012	0.08

01/31/2012	Supplemental	01/23/2012	02/15/2012	0.13

Although we intend to continue to declare and pay quarterly dividends, no assurances can be made as to the amounts of any future payments. The declaration of any future dividends is within the discretion of the Board of Directors and will be dependent upon, among other things, our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board. Two principal factors in determining the amounts of distributions are (i) the requirement Code that a REIT distribute to shareholders at least 90% of its REIT taxable income, and (ii) the amount of available cash.

Equity Compensation Plan Information

On June 11, 2007, the Board approved the Company’s 2007 Incentive Award Plan (the “Plan”) with the effective date of the Plan was June 11, 2007, which was then approved by our stockholders on February 7, 2008. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on the Registration Statement on Form S-8 on September 23, 2010. See Item 11 and Footnote 7 of this Report Form 10-K for additional information regarding the Plan.

The following information is provided as of December 31, 2013 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)	(d)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	265,000	$11.14	500,180	499,820
Equity compensation plans not approved by security holders	—	—	—	—

Total	265,000	$11.14	500,180	499,820

(1)	This equity compensation is under the 2007 Stock Incentive Award Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not have a plan for the purchase of shares of our common stock, and did not purchase any of the same during the year ended December 31, 2013 except for the purchase of 28,760 shares from a former employee pursuant to a severance agreement.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2013, we owned 32 properties, predominately all industrial/warehouse locations leased on a net lease basis. We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of discontinued operations on our statements of operations. These businesses have all been disposed as of December 31, 2013.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the UPREIT, the owner of all 32 properties. As a result of the transaction, we currently beneficially own a 66.71% interest in the 32 property portfolio, consisting of approximately 2.9 million square feet of industrial, warehouse, office, retail and other properties on 210 acres of land in New York, New Jersey and Connecticut.

We continue to seek opportunities to acquire properties. We will seek to acquire properties within geographic areas that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing property is the potential for future income, we anticipate that the majority of properties that we will acquire will have both the potential for growth in value and provide for cash distributions to stockholders.

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

Revenue Recognition:

We recognize our rental revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease.

Property operating expense recoveries from tenants of common area maintenance, real estate taxes, insurance, and other recoverable costs are recognized in the period the related expenses are incurred.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long lived assets at December 31, 2013.

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

Stock-Based Compensation:

We account for stock based compensation in accordance with GAAP, which establishes accounting for stock-based awards exchanged for employee services. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Summary of Operations

Our consolidated results of operations are not comparable from period to period due to the impact of the Wu/Lighthouse Acquisition, which was effective as of January 17, 2013.

Results of Operations:

Year Ended December 31, 2013 as compared with Year Ended December 31, 2012

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$29,271	$13,604	$15,667	115%
Tenant reimbursements	5,233	336	4,897	1,457%

Total revenues	34,504	13,940	20,564	148%

Expenses:
General and administrative expenses	6,341	4,056	2,285	56%
Property operating expenses	6,968	1,279	5,689	445%
Depreciation and amortization	10,758	1,236	9,522	770%

Total operating expenses	24,067	6,571	17,496	266%

Operating income	10,437	7,369	3,068	42%

Other income (expense):
Interest expense	(8,412)	(2,690)	(5,722)	213%
Insurance recovery	1,238	—	1,238	nm
Acquisition costs	(5,538)	(1,956)	(3,582)	183%
Other	(174)	754	(928)	(123)%

(Loss) income from continuing operations	(2,449)	3,477	(5,926)	(170)%

Discontinued Operations:
Loss from operations of discontinued operations	(4,834)	(7,609)	2,775	36%

Net loss	(7,283)	(4,132)	(3,151)	76%

Net income attributable to noncontrolling interest	734	—	734	nm

Net loss attributable to common stockholders	$(8,017)	$(4,132)	$(3,885)	94%

nm—not meaningful

Property Rental Revenues

Property rentals revenue increased $15.7 million, or 115%, to $29.3 million for the year ended December 31, 2013 from $13.6 million for the year ended December 31, 2012. This increase is primarily attributable to the acquisition of the 25 properties in January 2013.

Tenant Reimbursements

Tenant reimbursements increased $4.9 million, or 1,457%, to $5.2 million for the year ended December 31, 2013 from $0.3 million for the year ended December 31, 2012. This increase is primarily attributable to the acquisition of 25 properties in January 2013.

Operating Expenses

Operating expenses increased $17.5 million, or 266%, to $24.1 million for the year ended December 31, 2013 from $6.6 million for the year ended December 31, 2012. This increase is primarily attributable to increased property operating expenses related to the acquisition of 25 properties in January 2013.

Interest Expense

Interest expense increased $5.7 million, or 213%, to $8.4 million for the year ended December 31, 2013 from $2.7 million for the year ended December 31, 2012. This increase is primarily attributable to additional interest on debt relating to the acquisition of 25 additional properties in January 2013.

Insurance Recovery

Insurance recovery increased $1.2 million from the year ended December 31, 2012 to December 31, 2013. The increase was due to a settlement of an insurance claim in 2013.

Acquisition Costs

Acquisition costs increased $3.6 million, or 183%, to $5.5 million for the year ended December 31, 2013 from $1.9 million for the year ended December 31, 2012. The increase was due to additional costs incurred in connection with the acquisition of 25 properties in January 2013.

Discontinued Operations

The loss from discontinued operations decreased $2.8 million, or 36% to $4.8 million for the year ended from December 31, 2013 from $7.6 million for the year ended December 31, 2012. The decrease was due to the wind down of the discontinued operations.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, leasing and acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense on our mortgage loans.

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining loans secured by our unencumbered properties, and property sales. Our available liquidity at December 31, 2013 was approximately $6.3 million, consisting of cash and cash equivalents.

We expect to meet substantially all of our operating cash requirements (including dividend payments required to maintain our REIT status and estimated $1.8 million of 2014 principal mortgage debt amortization) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. Additionally, in the normal course of our business, we may sell properties when we determine that it is in our best interests, which also generates additional liquidity.

Net Cash Flows

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Operating Activities

Net cash provided by operating activities was $5.7 million for 2013 compared to $3.9 million in 2012. For 2013, cash provided by operating activities was primarily related to increased cash flows resulting from the acquisition of the 25 properties. Specifically, the changes were (i) cash flow from operations of approximately $8.3 million (ii) an increase in accounts payable, accrued expenses and other liabilities of $3.0 million (iii) a decrease in other assets of $2.3 million, and (iv) a decrease in rental income in excess of amount billed $3.3 million. For the 2012 period, cash provided by operating activities was primarily related to (i) cash flow from operations of approximately $5.3 million (ii) an increase in accounts payable, accrued expenses and other liabilities of $0.6 million (iii) a decrease in other assets of $0.8 million, and (iv) a decrease in rental income in excess of amount billed $1.2 million.

Investing Activities

Net cash used in investing activities was $2.3 million for the year ended December 31, 2013 compared to $4.0 million for the year ended December 31, 2012. For the 2013 period, cash used in investing activities primarily related to acquisition of real estate of approximately $2.8 million, partially offset by proceeds from the sale of investments of approximately $0.5 million. For the 2012 period, cash used in investing activities primarily related to purchases of leasehold improvements of approximately $4.0 million.

Financing Activities

Net cash provided by financing activities was approximately $1.9 million for the year ended December 31, 2013. For the 2013 period, cash provided by financing activities was primarily related to proceeds from mortgage note payable $16.8 million, debt repayment $5.0 million, distributions to partners $3.1 million, payments of mortgage principle $1.0 million, repurchase of common stock $0.1 million, and payment of the company’s dividends totaling $5.7 million. Net cash used in financing activities was approximately $1.1 million for the year ended December 31, 2012 and was related to $6.1 million of payments of the Company’s dividends offset by $5 million in proceeds from the revolving credit facility.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computation may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. EBITDA and Adjusted EBITDA should be considered along with, but not as alternatives to, net income as measures of our operating performance.

Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, as we are currently in a growth phase, exclusively focused on real estate, acquisition related costs and discontinued operations expenses have been excluded from Adjusted EBITDA in order to assist with measuring core real estate operating performance.

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	2013	2012
Net (loss) income attributable to common stockholders	$(8,017)	$(4,132)
Real estate depreciation	3,881	1,078
Amortization of intangible assets and deferred costs	3,367	957
Interest expense	5,612	2,368

EBITDA	4,843	271
Wu/Lighthouse transaction costs	5,538	1,956
Discontinued operations	4,834	7,609

Adjusted EBITDA	$15,215	$9,836

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net (loss) income and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (loss) computed in accordance with GAAP; excluding gains or losses from sales of property, excluding asset impairments, plus real estate-related depreciation and amortization and loss from discontinued operations.

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

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO and AFFO for the years ended December 31, 2013 and 2012 (in thousands, except for per share data):

Reconciliation of Net Loss to FFO and AFFO (in thousands, except share and per share data):

	2013	2012
Net loss attributable to common stockholders	$(8,017)	$(4,132)
Add (deduct) NAREIT defined adjustments:
real estate depreciation	3,881	1,078
amortization of intangibles and deferred costs	3,592	635
loss from discontinued operations	4,834	7,609

Funds From Operations (“FFO”), as defined by NAREIT:	4,290	5,190

Adjustments to arrive at Core FFO Wu/Lighthouse acquisition related costs	5,538	1,956

Core FFO, as defined by GTJ REIT, Inc.	9,828	7,146

Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents and amortization of lease intangibles	(2,189)	(1,198)
amortization of mark to market debt adjustments and financing costs	(226)	321

AFFO	$7,413	$6,269

FFO per common share-basic and diluted	$.31	$.38

Core FFO per common share-basic and diluted	$.72	$.52

AFFO per common share-basic and diluted	$.54	$.46

Weighted average common shares outstanding-basic and diluted	13,667,971	13,627,573

Acquisitions, Dispositions, and Investments

Wu/Lighthouse Acquisition

As previously disclosed, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC effective as of January 17, 2013, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT; the owner of all 32 properties.

Shelter Electric Disposition

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding stock of Shelter Electric Maintenance Corp. (“SEM”). As a result of the sale, the Company recorded a loss on sale of $2 million, for the year ended December 31, 2013. The operations of SEM are included as part of discontinued operations on the accompanying consolidated financial statements.

Cash Payments for Financing

Payment of interest under our mortgage notes payable will consume a portion of our cash flow, reducing taxable income and consequently, the resulting distributions to be made to our stockholders.

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

Environmental Matters

During 2013, our six current and former bus depot sites had continued activity associated with on-going environmental cleanup efforts to remedy legacy site contamination issues. One of the sites received final regulatory closure, satisfying regulatory obligations and the remaining five continued on-going monitoring and remediation activities. Each of the six sites maintained compliance with existing local, state and federal regulatory obligations.

Insurance Subsidiary

On December 26, 2013, the Company’s captive insurance entity entered into a commutation agreement with National Union Fire Insurance Company (the “reinsurer”) of Pittsburgh, PA transferring all obligations and liabilities to the reinsurer in exchange for a payment of $670,000.

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty year term. As of December 31, 2013, the present value of this obligation of approximately $1.4 million is included in other liabilities on our consolidated balance sheet.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013 and 2012, we did not have any variable interest rate liabilities.

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

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

GTJ REIT, Inc. and Subsidiaries

West Hempstead, New York

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Melville, New York

March 24, 2014

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(amounts in thousands, except share data)

	2013	2012
ASSETS
Real estate, at cost:
Land	$135,238	$88,584
Buildings and improvements	174,227	34,453

Total real estate, at cost	309,465	123,037
Less: accumulated depreciation and amortization	(21,449)	(16,651)

Net real estate held for investment	288,016	106,386
Cash and cash equivalents	6,323	3,349
Rental income in excess of amount billed	11,851	8,570
Assets of discontinued operations	461	5,631
Acquired lease intangible assets, net	16,528	—
Other assets	9,010	5,822

Total assets	$332,189	$129,758

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$178,930	$45,500
Secured revolving credit facility	—	5,000
Dividends payable	1,094	1,092
Accounts payable and accrued expenses	1,941	921
Acquired lease intangible liabilities, net	8,882	—
Liabilities of discontinued operations	2,481	5,116
Other liabilities	4,425	600

Total liabilities	197,753	58,229

Commitments and contingencies (note 10)

Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,678,704 and 13,648,084 shares issued and outstanding at 2013 and 2012, respectively	1	1
Additional paid-in capital	138,516	138,218
Distributions in excess of net income	(80,641)	(66,971)
Accumulated other comprehensive income	—	281

Total stockholders’ equity	57,876	71,529
Noncontrolling interest	76,560	—

Total equity	134,436	71,529

Total liabilities and equity	$332,189	$129,758

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

(amounts in thousands, except share and per share data)

	2013	2012
Revenues:
Rental income	$29,271	$13,604
Tenant reimbursements	5,233	336

Total revenues	34,504	13,940

Expenses:
General and administrative	6,341	4,056
Property operating expenses	6,968	1,279
Depreciation and amortization	10,758	1,236

Total expenses	24,067	6,571

Operating income	10,437	7,369

Interest expense	(8,412)	(2,690)
Insurance recovery	1,238	—
Acquisition costs	(5,538)	(1,956)
Other	(174)	754

(Loss) income from continuing operations	(2,449)	3,477

Discontinued Operations:
Loss from discontinued operations	(4,834)	(7,609)

Net loss	(7,283)	(4,132)

Net income attributable to noncontrolling interest	734	—

Net loss attributable to common stockholders	$(8,017)	$(4,132)

(Loss) income per common share attributable to common stockholders-basic and diluted:
(Loss) income from continuing operations, net of noncontrolling interest	$(.23)	$.26

Loss from discontinued operations	$(.35)	$(.56)

Loss attributable to common stockholders	$(.58)	$(.30)

Weighted average common shares outstanding-basic and diluted	13,667,971	13,627,573

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2013 and 2012

(amounts in thousands)

	2013	2012
Net loss	$(7,283)	$(4,132)
Other comprehensive loss:
Available-for-sale securities:
Net change in unrealized losses	(281)	(28)

Comprehensive loss	(7,564)	(4,160)

Less: Net comprehensive income attributable to noncontrolling interest	734	—

Comprehensive loss attributable to common stockholders	$(8,298)	$(4,160)

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2013 and 2012

(amounts in thousands, except share data)

	Preferred Stock	Common Stock		Additional- Paid-In- Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Outstanding Shares	Par Value

Balance at December 31, 2011	—	13,587,051	$1	$137,845	$(56,710)	$309	$81,445	$—	$81,445

Distributions – common stock	—	—	—	—	(6,129)	—	(6,129)	—	(6,129)

Stock-based compensation	—	—	—	373	—	—	373	—	373

Net issuance of restricted shares	—	61,033	—	—	—	—	—	—	—

Net loss	—	—	—	—	(4,132)	—	(4,132)	—	(4,132)

Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(28)	(28)	—	(28)

Balance at December 31, 2012	—	13,648,084	1	138,218	(66,971)	281	71,529	—	71,529

Distributions – common stock	—	—	—	—	(5,653)	—	(5,653)	—	(5,653)

Repurchases – common stock	—	—	—	(115)	—	—	(115)	—	(115)

Stock-based compensation	—	—	—	413	—	—	413	—	413

Net issuance of restricted shares	—	30,620	—	—	—	—	—	—	—

Equity contribution from noncontrolling interest	—	—	—	—	—	—	—	79,505	79,505

Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,679)	(3,679)

Net (loss) income	—	—	—	—	(8,017)	—	(8,017)	734	(7,283)

Realized loss on available-for-sale securities, net	—	—	—	—	—	(281)	(281)	—	(281)

Balance at December 31, 2013	—	13,678,704	$1	$138,516	$(80,641)	$—	$57,876	$76,560	$134,436

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

(amounts in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,283)	$(4,132)
Loss from discontinued operations	(4,834)	(7,609)

(Loss) income from continuing operations	(2,449)	3,477
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities
Stock-based compensation	413	373
Depreciation	5,647	1,030
Amortization of acquired lease intangibles and deferred charges	4,778	480
Realized gain on available-for-sale securities	(33)	(29)
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(3,281)	(1,197)
Other assets	(2,331)	(842)
Accounts payable and accrued expenses	926	898
Other liabilities	2,076	(314)

Net cash provided by operating activities	5,746	3,876

Cash flow from investing activities:
Cash paid for property acquisitions	(911)	—
Cash paid for property improvements	(1,919)	(4,018)
Purchase of marketable securities	(2)	—
Proceeds from sale of marketable securities	509	—

Net cash used in investing activities	(2,323)	(4,018)

Cash flow from financing activities:
Repayment of revolving credit facility	(5,000)	—
Proceeds from revolving credit facility	—	5,000
Proceeds from mortgage notes payable	16,775	—
Payment of mortgage principal	(1,026)	—
Repurchases of common stock	(115)	—
Cash distributions to noncontrolling interests	(3,133)	—
Cash dividends paid	(5,651)	(6,129)

Net cash provided by (used in) financing activities	1,850	(1,129)

Cash flow used in discontinued operations:
Operating activities	(2,299)	(4,064)

Net increase (decrease) in cash and cash equivalents	2,974	(5,335)
Cash and cash equivalents at the beginning of year	3,349	8,684

Cash and cash equivalents at the end of year	$6,323	$3,349

Supplemental cash flow information:
Cash paid for interest	$8,520	$2,385

Cash paid for income taxes	$1	$36

Supplemental disclosures of non-cash investing activities
Reconciliation of cash paid for acquisition:
Acquisition of real estate	$197,990	$—
Assumption of mortgage notes payable	(118,485)	—
Issuance of UPREIT limited partnership interests	(79,505)	—
Acquisition of other assets and liabilities	911	—

Net cash paid for acquisition	$911	$—

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006 under Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in the New York tri-state area.

The Company has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended and elected December 31st as its fiscal year end. Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s taxable income, the Company generally will not be required to pay Federal corporate income taxes on such income.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT; the owner of all 32 properties. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition the Company currently beneficially owns a 66.71% interest in a total of 32 properties (including the seven previously-owned properties) consisting of approximately 2.9 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut. At December 31, 2013, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

Prior to 2013, the Company had operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013. Accordingly, the operations of these entities are reported as discontinued operations in the statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the UPREIT, as the Company makes all operating and financial decisions for (i.e. exercises control over) the UPREIT. All material intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2013 financial statement presentation. The ownership interests of the other investors in the UPREIT are recorded as noncontrolling interests.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase in rental revenue of approximately $.1 million for the year ended December 31, 2013.

As of December 31, 2013, approximately $3.3 million and $13.3 million (net of accumulated amortization) relating to above market and in place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheet. Approximately $8.9 million (net of accumulated amortization) relating to below market leases are included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheet.

The following table presents the projected impact during the next five years related to the increase to rental revenue from the amortization of the acquired above market and below market lease intangibles and the increase to amortization expense of the in place lease intangibles for properties owned at December 31, 2013 (in thousands):

	Net increase to rental revenues	Increase to amortization expense
2014	$327	$2,671
2015	381	2,115
2016	573	1,502
2017	466	944
2018	488	908
Thereafter	3,288	5,136

	$5,523	$13,276

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

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the consolidated balance sheet.

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at December 31, 2013.

Reportable Segments:

As of December 31, 2013, the Company primarily operated in one reportable segment, commercial real estate.

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

Earnings Per Share Information:

The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings (loss) per share and stock option awards were excluded from the computation of diluted earnings (loss) per share because the option awards would have been antidilutive for the periods presented.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At December 31, 2013 and 2012, the Company had restricted cash of $1.3 million and $0.4 million, respectively, which was included in other assets on the consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 2013 and 2012, the Company had determined that no liabilities are required in connection with unrecognized tax positions.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Beginning January 1, 2013, all noninterest bearing transaction accounts deposited at an insured depository institution are insured by the Federal Deposit Insurance Corporation up to the standard maximum deposit insurance amount of $250,000. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of the financial institutions.

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

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at beginning of year	$123,037	$119,019
Property acquisitions	185,102	—
Improvements	1,380	4,018
Retirements / disposals	(54)	—

Balance at end of year	$309,465	$123,037

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at beginning of year	$16,651	$15,755
Depreciation for year	4,852	896
Retirements / disposals	(54)	—

Balance at end of year	$21,449	$16,651

Acquisition of Wu/Lighthouse Portfolio, LLC Properties:

As disclosed in Note 1, effective January 17, 2013, the Company, through the UPREIT, acquired from Wu/Lighthouse Portfolio, LLC all of the outstanding ownership interests in 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The Acquired Properties had a gross asset value of approximately $198 million, subject to an aggregate of approximately $118.0 million in outstanding mortgage indebtedness, which was assumed by the UPREIT. In addition, the Company acquired other assets and assumed certain liabilities in connection with the transaction. Paul Cooper, the Company’s Chief Executive Officer and a director was a 6% owner and principal of Wu/Lighthouse Portfolio, Louis Sheinker, the Company’s President and Chief Operating Officer and a director was a 6.666% owner and principal of Wu/Lighthouse Portfolio, and Jerome Cooper the Company’s Chairman of the Board of Directors owned a .666% interest therein.

The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” The following table summarizes the purchase price allocation, which represents the estimated fair value of assets acquired and liabilities assumed (in thousands):

Assets:
Real estate	$185,102
Acquired lease intangible asset	23,040
Other assets	2,114

Total Assets	210,256

Liabilities:
Mortgage notes payable	118,485
Acquired lease intangible liabilities	10,152
Other liabilities	1,203

Total Liabilities	129,840

Estimated Fair Value of Net Assets Acquired	$80,416

Revenues and net income earned from the Acquired Properties was $20.8 million and $.6 million respectively for the year ended December 31, 2013.

The following table represents the Company’s pro forma statements of operation for the years ended December 31, 2013 and 2012 as if the operations of the Acquired Properties were included in the Company’s operations for the full years presented (in thousands, except share and per share data):

	2013	2012
Revenues	$35,513	$35,105
Income from continuing operations	3,089	2,403
Discontinued Operations:
Loss from discontinued operations	(4,834)	(7,609)
Net loss attributable to common stockholders	(2,482)	(5,911)
Income (loss) per common share attributable to common stockholders-basic and diluted:
Income from continuing operations, net of noncontrolling interest	$.17	$.12

Loss from discontinued operations	$(.35)	$(.56)

Net loss attributable to common stockholders	$(.18)	$(.44)

Weighted average common shares outstanding-basic and diluted	13,667,971	13,627,573

Note: Costs relating to the acquisition were excluded from the pro forma statements of operations.

4. DISCONTINUED OPERATIONS:

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of capital stock of Shelter Electric Maintenance Corp. (“SEM”). The operations of SEM are included as part of discontinued operations on the accompanying consolidated financial statements.

The following table sets forth the detail of the Company’s loss from discontinued operations for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Revenues from discontinued operations	$2,276	$6,339

Loss from discontinued operations, including loss on disposal of $1,963 during year ended December 31, 2013	$(4,834)	$(7,609)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	2013	2012
Assets:
Cash	$265	$591
Accounts receivable, net	55	1,919
Machinery and equipment, net	—	221
Uncompleted contracts in progress	—	2,258
Other assets, net	141	642

	$461	$5,631

Liabilities:
Accounts payable and accrued expenses	42	695
Insurance reserve	955	1,492
Pension withdrawal liability	1,379	1,437
Loss on uncompleted contracts	—	954
Other liabilities, net	105	538

	$2,481	$5,116

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

Loan	Interest Rate	Principal Outstanding as of December 31, 2013	Principal Outstanding as of December 31, 2012	Current Maturity
Hartford Life Insurance Company	5.05%	$45,500	$45,500	7/1/2017
Aviva Life and Annuity	3.00%	15,000	—	2/1/2018
John Hancock Life Insurance Company	6.17%	63,094	—	3/1/2018
Genworth Life Insurance Company	3.20%	29,500	—	4/30/2018
People’s United Bank	5.23%	2,517	—	10/1/2020
United States Life Insurance Company	5.76%	23,319	—	4/1/2018

		$178,930	$45,500

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

The Notes are secured by, among other things, property owned by the Borrower. The proceeds from the Loans were used to satisfy in full the Borrower’s obligations to John Hancock Life Insurance Company under a prior mortgage agreement (discussed further below).

The Borrower and the UPREIT agreed to indemnify the Lender against certain claims and guaranty certain obligations of the Borrower pursuant to certain Environmental Indemnity Agreements. Certain obligations under the loan agreements are also guaranteed by the UPREIT. In connection with the loan agreements, the Borrower is required to comply with certain covenants. As of December 31, 2013, the Borrower was in compliance with all covenants.

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

The USLIC Mortgage Loan is secured by the properties owned by the USLIC Borrowers and bears interest at a rate of 5.76%. The Company is required to make payments of principal and interest until the loan matures on April 1, 2018. An option is available to extend the loan for an additional five (5) years based on a new market interest rate and a new amortization period. After September 8, 2014, the USLIC Mortgage Loan may be prepaid subject to a prepayment fee. The obligations under this loan agreement are also guaranteed by GTJ REIT.

John Hancock Loan:

Certain wholly-owned subsidiaries of the UPREIT, (collectively, the “John Hancock Borrowers”), entered into a mortgage loan agreement with John Hancock Life Insurance Company (U.S.A.). The John Hancock Loan is secured by mortgages covering the properties owned by the John Hancock Borrowers. The obligations under this loan agreement are also guaranteed by GTJ REIT.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and was refinanced as part of the Genworth Loan Agreement discussed above. The $61 million remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”). The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bear interest at 6.17%. The 10 Year Notes are interest only for the first five years; for years 6 through 10, payments of principal and interest are required. The John Hancock Mortgage Loan may be prepaid subject to a prepayment fee.

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C. (the “PUB Borrower”) entered into a $2.7 million mortgage loan with the bank, on September 30, 2010. The loan is secured by the properties located at 15 Progress Road and 30 Commerce Drive, Shelton, Connecticut and bears interest at a rate of 5.23%. The Company is required to make monthly payments of principal and interest until the loan matures on October 1, 2020. The obligations under this loan agreement are also guaranteed by GTJ REIT.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2014	$1,828
2015	2,190
2016	2,300
2017	47,918
2018	122,529
Thereafter	2,165

Total	$178,930

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

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2013, the Company has a total of 13,678,704 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2013 and 2012:

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 23, 2012	January 31, 2012	February 15, 2012	$0.13	(1)

March 26, 2012	March 31, 2012	April 15, 2012	0.08

June 7, 2012	June 30, 2012	July 15, 2012	0.08

August 6, 2012	September 30, 2012	October 15, 2012	0.08

December 20, 2012	December 31, 2012	January 15, 2013	0.08

March 21, 2013	January 31, 2013	April 15, 2013	0.0934	(2)

March 21, 2013	March 31, 2013	April 15, 2013	0.08

June 6, 2013	June 30, 2013	July 15, 2013	0.08

August 7, 2013	September 30, 2013	October 15, 2013	0.08

November 4, 2013	December 31, 2013	January 15, 2013	0.08

(1)	Represents a supplemental 2011 dividend.
(2)	Represents a supplemental 2012 dividend.

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

The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of December 31, 2013, the Company had 499,820 shares available for future issuance of awards under the Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance the ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director and vested immediately. No options were exercised during 2012 or 2013. All options expire ten years from the date of grant. For the years ended December 31, 2013 and 2012, there was no stock compensation expense relating to these stock option grants.

On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the Plan. The shares issued on June 7, 2012 have a value of approximately $40,000 ($6.80 per share), were granted to non-management members of the Board of Directors, and vested immediately. The shares issued on April 30, 2012 have a value of approximately $375,000 ($6.80 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the shares granted to the executives vested on the grant date and one fourth will vest each year on the following dates: April 30, 2013, April 30, 2014, and April 30, 2015.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $320,000, under the Plan. A total of 3,126 of these shares, with a value of approximately $20,000 ($6.40 per share), were granted to non-management members of the Board of Directors, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 ($6.40 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the shares granted to the executives vested on the grant date and one fourth will vest each year on the following dates: March 21, 2014, March 21, 2015, and March 21, 2016.

On June 6, 2013, the Company issued an aggregate of 9,378 restricted shares of common stock, with a value of approximately $60,000 ($6.40 per share), under the Plan. These shares were granted to non-management members of the Board of Directors and vested immediately.

Management has determined the value of a share of common stock to be $6.80 based on a recent valuation performed by an independent third-party for the purpose of valuing shares issued pursuant to the Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2013 and 2012, the Company’s total stock compensation expense was approximately $410,000 and $370,000, respectively. As of December 31, 2013, there was approximately $160,000 of unamortized stock compensation related to restricted stock.

At December 31, 2013, 265,000 stock options were outstanding, all of which were exercisable, and 210,420 shares of restricted stock were outstanding, 141,689 of which were vested.

8. EARNINGS (LOSS) PER SHARE:

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

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2013 and 2012 (in thousands, except share and per share data):

	2013	2012
Numerator:
(Loss) income from continuing operations, net of noncontrolling interest	$(3,183)	$3,477
Loss from discontinued operations	(4,834)	(7,609)

Net loss attributable to common stockholders	$(8,017)	$(4,132)

Denominator:
Weighted average common shares outstanding – basic and diluted	13,667,971	13,627,573

Basic and Diluted Per Share Information:
Net loss per share – basic and diluted	$(.58)	$(.30)

9. RELATED PARTY TRANSACTIONS:

Douglas Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the years ended December 31, 2013 and 2012 were $483,767 and $961,033, respectively, representing fees and expenses for various divestitures, preparation of all documentation related to the Wu/Lighthouse transaction, and general corporate matters.

Paul Cooper is the Chief Executive Officer and Chairman of the Company. Louis Sheinker is President, Chief Operating Officer and a director of the Company. The Company formerly was subject to a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at a current annual base rent of approximately $234,000.

On December 11, 2013, the Company and Jerome Cooper, Chairman Emeritus, entered into a separation agreement. The agreement provides for the payment to Mr. Cooper of an aggregate of $360,000; payable in three equal annual installments of $120,000, commencing January 1, 2014.

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Insurance:

On December 26, 2013, the Company’s captive insurance entity entered into a commutation agreement with National Union Fire Insurance Company (the “reinsurer”) of Pittsburgh, PA transferring all obligations and liabilities to the reinsurer in exchange for a payment of $.7 million.

In June 2013, the Company received a $1.2 million insurance settlement relating to a fire that had occurred at one of its properties in 2006. The gain is reflected in the accompanying consolidated statements of operations.

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty-year term. As of December 31, 2013 and 2012, the present value of this obligation was approximately $1.4 million for both years and is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

Environmental Matters:

During 2013, our six current and former bus depot sites had continued activity associated with on-going environmental cleanup efforts to remedy legacy site contamination issues. One of the sites received final regulatory closure, satisfying regulatory obligations and the remaining five continued on-going monitoring and remediation activities. Each of the six sites maintained compliance with existing local, state and federal regulatory obligations.

11. FAIR VALUE:

Fair Value of Financial Instruments:

The fair value of the Company’s financial instruments are determined based upon applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted process in active markets for identical assets or liabilities (Level 1), quoted process for similar instruments in active markets or quoted process for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, available-for-sale securities and secured revolving credit facility approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Value	Carrying Value	Estimated Value
Financial assets:
Cash and cash equivalents	$6,323	$6,323	$3,349	$3,349
Accounts receivable	772	772	334	334
Available-for-sale securities	—	—	528	528
Financial liabilities:
Accounts payable and accrued expenses	$1,941	$1,941	$921	$921
Secured revolving facility	—	—	5,000	5,000
Mortgage notes payable	178,930	180,664	45,500	49,636
Pension withdrawal liability	1,379	1,249	1,436	1,246

12. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2013 and 2012 were $.1 million and $.1 million, respectively.

13. INCOME TAXES:

The Company elected to be taxed as a REIT under the Internal Revenue Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable minimum tax and may not be able to qualify as a REIT for subsequent taxable years). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries are subject to federal, state, and local income taxes.

Reconciliation between GAAP (Loss) Income From Continuing Operations and Federal Taxable Income:

The following table reconciles GAAP (loss) income from continuing operations to taxable income for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
(Loss) income from continuing operations	$(2,449)	$3,477
Less: GAAP net income (loss) of taxable subsidiaries	185	(216)

GAAP net (loss) income from REIT operations	(2,634)	3,693
Operating expense book deductions greater than tax	445	2,367
Book depreciation in excess of tax depreciation	3,116	762
GAAP amortization of intangibles in excess of tax amortization	4,425	—
Straightline rent adjustments	(3,281)	(1,198)
Acquisition costs capitalized for tax	5,537	—
Income allocable to noncontrolling interest	(2,971)	—

Estimated taxable income subject to the dividend requirement	$4,637	$5,624

Dividend distributions for the year ended December 31, 2013 were characterized for federal income tax purposes as 100% ordinary income.

Taxable REIT Subsidiaries

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2013 and 2012. The TRS entities have approximately $20 million of net operating loss carry-forwards and $9 million of capital loss carryforwards at December 31, 2013. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be likely.

14. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2013 under operating leases for the next five years and thereafter are as follows (in thousands):

2014	$28,224
2015	27,576
2016	25,497
2017	23,003
2018	22,522
Thereafter	156,403

Total	$283,225

The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

15. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2013 and 2012 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2013
Revenues	$8,046	$8,504	$9,271	$8,683
Net (loss) income	(6,411)	(1,562)	1,353	(1,397)
Per common share (basic and diluted)(a)	(.47)	(.11)	.10	(.10)
2012
Revenues	3,550	3,586	3,402	3,402
Net (loss) income	(948)	(684)	(2,753)	253
Per common share (basic and diluted)(a)	$(0.07)	$(0.05)	$(0.20)	$0.02

(a)	Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. During our review we determined that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 15, 2014:

Name	Age	Position
Paul Cooper	53	Chairman of the Board, CEO and Class II Director
Jerome Cooper	85	Chairman Emeritus and Class III Director
Louis Sheinker	52	President, Chief Operating Officer and Class II Director
Douglas Cooper	67	Executive Vice President, Treasurer and Secretary and Class I Director
Joseph Barone	79	Class I Director
John Leahy	71	Class III Director
Stanley Perla	70	Class II Director
Donald Schaeffer	63	Class III Director
Harvey Schneider	80	Class I Director
Jeffrey Wu	49	Class II Director

The principal occupation and business experience of each of the directors and executive officers are as follows:

Paul Cooper has been Chief Executive Officer of the Company since June 2012 and Chairman of the Board of Directors since January 1, 2014. Mr. Cooper has been a director of the Company since June 2006 and previously served as Executive Vice President. Prior to joining the Company, for more than 12 years, Mr. Cooper was a principal of Lighthouse Real Estate Ventures and its affiliates (collectively “Lighthouse”). Lighthouse owned, managed, and leased its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper is qualified due to his extensive experience in the commercial real estate industry. Mr. Cooper received a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the son of Jerome Cooper and the cousin of Douglas Cooper.

Jerome Cooper has been a director of the Company since June 2006 and was Chairman of the Board of Directors from June 2006 through December 31, 2013. Mr. Cooper had previously served as Chief Executive Officer from March 2007 through June 2012. Prior to that Mr. Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for ten years. He is uniquely qualified based on his extensive experience with our Company and longtime leader. Jerome Cooper received a Bachelor’s degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law. Jerome Cooper is Paul Cooper’s father and Douglas Cooper’s uncle.

Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Louis Sheinker brings nearly 27 years of real estate experience to the Company. Prior to joining the Company, Louis Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., which performed management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker is qualified to serve on the Company’s Board due to his extensive experience in the commercial real estate industry. He received a Bachelor of Science degree from Ithaca College, and is currently a licensed Real Estate Broker in New York State.

Douglas Cooper is Executive Vice President of the Company and has been a director since June 2006. Mr. Cooper has been practicing law for over 40 years and is one of the partners of Ruskin Moscou Faltischek,

P.C. Mr. Cooper is qualified to serve on our board by his long history with our Company and industry. Mr. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a master’s degree in Corporate Law from NYU Law School. Douglas A. Cooper is the nephew of Jerome Cooper and the cousin of Paul Cooper.

Joseph Barone has been a director of the Company since February 2009. Mr. Barone has been President of Insurance Financial Services, Inc., a provider of a wide variety of services to the insurance industry, including expert testimony as well as capital raising efforts such as, initial public offerings, private placements, and mergers and acquisitions. Mr. Barone was formerly a member of the Board of Directors of the Bus Companies. In addition, Mr. Barone has been Senior Vice President of Swiss ReServices Corporation, Managing Director of Bear, Stearns & Co. Inc. and Vice President of Salomon Brothers Inc. Mr. Barone is qualified to serve on our board as one of our independent directors based on his prior service as a board member, knowledge of our Company and his financial industry experience. Mr. Barone graduated from Brandeis University with a B.A. in economics in 1956 and received a Master’s degree in Business Administration from New York University in 1961. He is a chartered financial analyst.

John Leahy has been a director of the Company since June 2006. Mr. Leahy is presently President of JJL Consulting. From 1998 to 2006, Mr. Leahy was Managing Director of Citibank Private Bank operations in Long Island. Prior to that, Mr. Leahy was a Senior Vice President of Chase Manhattan Bank, N.A. Mr. Leahy is qualified to serve on our board as one of our independent directors based on his long history as a private and commercial banker, giving him financial industry experience. Mr. Leahy holds a Bachelor’s degree in Mechanical Engineering from the University of Dayton, and a Master’s degree in Business Administration from Long Island University. Mr. Leahy is deemed an independent director.

Stanley Perla has been a director of the Company since January, 2013. Mr. Perla was a partner with Ernst & Young LLP, a public accounting firm, from September, 1978 to June, 2003, and Managing Partner of Cornerstone Accounting Group LLP, from June, 2008 to May, 2011. He served as Ernst & Young’s National Director of Real Estate Accounting, as well as Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. He is currently chair of the Madison Harbor Balanced Strategies, American Real Estate Income Fund, American Realty Capital Fund V, and the American Realty Capital Hospitality Trust audit committees. He has also served as a trustee and chair of the audit committees of American Realty Capital Daily Net Asset Value Fund, American Mortgage Acceptance Company and Lexington Realty Trust, and Vice President/Director of Internal Audit for Vornado Realty Trust (July 2003 to May 2008). Mr. Perla is qualified to serve on our board as one of our independent directors based on his accountant experience within our industry as well as his real estate and financial industry experience. He graduated from Baruch College, where he obtained his BBA in accounting in 1965, and his MBA in taxation in 1970. He is a licensed Certified Public Accountant in the State of New Jersey and New York. Mr. Perla is deemed an independent director.

Donald Schaeffer has been a director of the Company since June 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past twelve years. Mr. Schaeffer is qualified to serve on our board as one of our independent directors based on his experience as both an attorney and accountant within our industry as well as his financial industry experience. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed Certified Public Accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

Harvey Schneider has been a director of the Company since June 2007. Mr. Schneider is currently a partner at the law firm of Putney, Twombly, Hall & Hirson LLP. Mr. Schneider is admitted to practice law in New York and Florida. For approximately fifty years he has practiced in the field of trusts and estates for individuals, and employee benefits and succession planning for business entities. Mr. Schneider is qualified to serve on our board as one of our independent directors through his experience as an attorney in the fields of employee benefits and business succession planning. Mr. Schneider is a 1955 graduate of Pennsylvania State University with a B.S. in business administration and a 1958 graduate of the New York University School of Law. Mr. Schneider is deemed an independent director.

Jeffrey Wu has been a director of the Company since January 2013. Mr. Wu is an active and accomplished investor in commercial real estate and many other businesses. Since the mid-1980’s, he has transacted over sixty properties totaling more than four million square feet. He is also the principal shareholder, a founder and director of United International Bank. In addition, he is the sole owner of Hong Kong Supermarket Chain, one of the largest Asian supermarket chains with stores in multi-states. Jeffrey is a major contributor to many charities and non-profit organizations, and serves as a director of the New York Law Enforcement Foundation. Mr. Wu is qualified to serve on the Company’s Board due to his extensive experience in the commercial real estate industry. Mr. Wu is deemed an independent director.

Except as noted above and elsewhere in this filing, there are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Board Membership, Meetings and Attendance

The Board oversees the business affairs of our Company and monitors the performance of management. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected and qualified, his resignation, or he is removed in the manner provided by our Bylaws. All of our officers devote their full-time attention to our business.

Effective as of January 7, 2013 and pursuant to the Company’s Bylaws, the Board expanded its size from seven to ten directors. In addition, the Board voted to elect each of Louis Sheinker, Jeffrey Wu, and Stanley Perla to serve as Class II directors of the Company and determined that Messrs. Perla and Wu qualified to serve as the Board “independent” as such term under applicable rules and regulations (as discussed below).

Directors are reelected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class I directors have a term expiring at the Annual Meeting in 2016 and until their successors are elected and qualified. Class II directors have a term expiring at the Annual Meeting in 2014 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2015 and until their successors are elected and qualified. Directors reelected at such time shall be reelected to three year terms. Officers are appointed by the Board and serve at the pleasure of the Board.

Our Board held six meetings during 2013. All of the directors attended all of the meetings of the Board and of the committees on which they served. We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2013 Annual Meeting of stockholders, all members of the Board attended. The independent directors of our Board regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board and each committee.

Board Committees

Audit Committee

We have an Audit Committee comprised of four directors, Messrs. Perla, Leahy, Schaeffer, and Barone, all of whom are independent directors. Mr. Perla is designated as Chairman; he also serves as the Audit Committee financial expert as defined by Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. In general, the Audit Committee selects and appoints the Company’s independent registered public accounting firm and the Audit Committee’s responsibilities include overseeing:

•	the integrity of the Company’s financial statements,

•	the Company’s independent registered public accounting firm’s qualifications and independence,

•	the performance of the Company’s independent registered public accounting firm and the Company’s internal audit function,

•	the Company’s compliance with legal and regulatory requirements, and

•	all other duties as the Board may from time to time designate.

During the fiscal year ended December 31, 2013, the Audit Committee held five meetings and all of the members attended all of the meetings.

Compensation Committee

We have a Compensation Committee comprised of Messrs. Barone, Leahy, Schneider, and Wu all of whom are deemed independent directors. Mr. Barone is designated as Chairman. The Compensation Committee establishes compensation policies and programs for our directors and executive officers. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. In the last fiscal year, the Committee did not employ compensation consultants in determining or recommending the amount or form of executive and director compensation. None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

During the fiscal year ended December 31, 2013, the Compensation Committee held five meetings and all members attended all of the meetings.

The Board of Directors does not have a stand-alone Nominating Committee. Instead, the full Board carries out duties of a nominating committee. The Board has not adopted written guidelines regarding nominees for director.

Corporate Governance Matters; Risk Oversight and Management

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth below. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in such person’s individual biographies, our directors possess relevant and industry-specific experience and knowledge, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Board annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

Our Board believes that all of its members (including director nominees) should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our stockholders. In considering a director nominee, the Board will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined under the independence requirements applicable to the Company, the business, scientific or engineering experience currently desired on the Board, geography, the nominee’s industry experience, and the nominee’s general ability to enhance the overall composition of the Board.

The Board does not have a formal policy on diversity; however, in recommending directors, the Board considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions, and viewpoints to facilitate the Board’s discharge of its responsibilities.

The Board has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer (“CEO”) or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time. Currently, Paul Cooper serves as our Chairman and CEO. We believe he is well suited to manage the responsibility of implementing our corporate strategy and leading discussions, at the Board level, regarding performance relative to our corporate strategy, which accounts for a significant portion of the time devoted at our Board meetings.

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

Director Independence

As of December 31, 2013, our Board of Directors consisted of ten members, six of whom were deemed independent. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Marketplace rules. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our principal executive officer and principal financial officer. A copy of the Code will be provided to any person without charge upon written request to our address to the attention of the Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the three years ended December 31, 2013:

Name and Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (4)		All Other Compensation ($)			Total ($)
Jerome Cooper, Chairman Emeritus	2013		$117,308	—		—		$363,804	(1)(2)(5)		$481,112
	2012		$259,612	—		—		$7,862	(1)(2)		$267,474
Paul Cooper, Chairman and Chief Executive Officer	2013 2012	$ $	550,000 150,000	— —	$ $	175,002 175,005	$ $	49,283 5,245	(1)(2)(3) (1)(2)	$ $	774,285 330,250
Louis Sheinker, President and Chief Operating Officer	2013		$500,000	—		—		$49,283	(1)(2)(3)		$549,283
Joel Hammer, Chief Financial Officer	2013		$212,500	—		—		$23,403	(1)(2)(3)		$235,903
Douglas Cooper, Executive Vice President, Treasurer, Secretary and Director	2013 2012	$ $	150,000 150,000	— —	$ $	125,005 125,004	$ $	4,500 5,245	(1)(2) (1)(2)	$ $	279,505 280,249

(1)	Consists of 401(K) contributions.
(2)	Includes life insurance premiums.
(3)	Includes monthly auto allowance.
(4)	These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the restricted stock grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.
(5)	Includes $360,000 due pursuant to a separation agreement. On December 11, 2013, the Company and Jerome Cooper entered into a separation agreement with the Company. Effective January 1, 2014 Mr. Cooper is Chairman Emeritus.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year End:

All options granted to our named executive officers in 2008 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 were granted under our 2007 Plan. No grants plan-based awards were made to the named executive officers in 2013.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2013:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)(1)
Paul Cooper, Chairman and Chief Executive Officer	3/21/13	27,344	$175,000
Douglas Cooper, Executive Vice President, Treasurer, Secretary and Director	3/21/13	19,532	$125,000

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2013:

Name	Grant Year	Number of Shares of Unit of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2013	20,508	131,251	—	—
	2012	12,868	87,502	—	—
Douglas Cooper	2013	14,649	93,754	—	—
	2012	9,192	62,503	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers outstanding as of December 31, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price(1)	Option Expiration Date(2)
Jerome Cooper, Chairman Emeritus	100,000	—	—	$11.14	June 2017
Paul Cooper, Chairman and Chief Executive Officer	50,000	—	—	$11.14	June 2017
Douglas Cooper, Executive Vice President, Treasurer, Secretary and Director	50,000	—	—	$11.14	June 2017

(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.

Option Exercises and Stock Vested:

No options were exercised by our named executive officers in 2013.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments Upon Termination or Change in Control:

There were no employment agreements or agreements providing for potential payments upon termination or a change in controls at December 31, 2013.

Independent Director Compensation:

The following table sets forth a summary of the compensation to our independent directors for 2013 services:

Name	Fees Earned or Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Joseph Barone	35,000	10,000	—	—	—	45,000
John Leahy	32,000	10,000	—	—	—	42,000
Stanley Perla	28,500	20,000	—	—	—	48,500
Donald Schaeffer	35,000	10,000	—	—	—	45,000
Harvey Schneider	29,000	10,000	—	—	—	39,000
Jeffrey Wu	24,500	20,000	—	—	—	44,500

Our non-officer Directors receive the following forms of compensation:

•	Annual Retainer. Our independent Directors receive an annual retainer of $16,000. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

•	Meeting Fees. Our independent Directors received $1,000 for each Board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone.

•	Equity Compensation. Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each independent director receives $10,000 in shares of restricted stock at fair market value on the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2014, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock (2) each of the Company’s directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2013.

Name and Address of Beneficial Owner	Amounts and Nature of Beneficial Ownership	Percentage of Class(7)
Jerome Cooper(1)	292,884	2.14%
Paul Cooper(2)	156,270	1.1%
Douglas Cooper(3)	115,375	*
Joseph Barone(5)	110,536	*
John Leahy(4)	22,144	*
Stanley Perla(6)	3,126	*
Donald Schaeffer(4)	22,144	*
Harvey Schneider(4)	17,144	*
Jeffrey Wu(6)	3,126	*
All Executive Officers and Directors as a Group	742,749	5.43%

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 192,884 restricted shares granted under the 2007 Plan.

(2)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 106,270 restricted shares granted under the 2007 Plan.
(3)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 65,375 restricted shares under the 2007 Plan.
(4)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(5)	Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(6)	Restricted shares granted under the 2007 Plan.
(7)	Based on 13,678,704 shares outstanding as of March 21, 2014.

Change In Control Or Other Arrangements:

Except for the foregoing, there are no other arrangements for compensation of directors and there are no employment contracts between the Company and the Board of Directors or any change in control arrangements.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company, (excluding customary salary payments as employees).

Paul Cooper, our Chairman and CEO, and Louis Sheinker, our President and COO, each hold passive, minority ownership interests in a real estate brokerage firm. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which will result in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000.

The Company formerly had a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at an initial base rent of approximately $234,000.

Douglas Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the years ended December 31, 2013 and 2012 were $483,767 and $961,033, respectively, representing fees and expenses for various divestitures, preparation of all documentation related to the Wu/Lighthouse transaction, and general corporate matters.

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

Director Independence

As of December 31, 2013, our Board of Directors consisted of ten members, six of whom were deemed independent. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NASDAQ Stock Marketplace rules. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2013 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2013 and 2012 for professional services rendered by BDO USA, LLP in the following categories:

	2013	2012
Audit fees	$175,000	$265,000
Audit related fees	105,658	234,176
Tax fees	40,730	—
Other fees	13,000	—

Total	$334,388	$499,176

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

Audit related fees. These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.

All other fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans, risk assessments, audit of the Company’s 401(k) plan and other regulatory filings.

The Audit Committee pre-approves all anticipated annual audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such permissible services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. All “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” set forth above were pre-approved by the Audit Committee. In accordance with Section 10A(i) of the Exchange Act, before BDO USA, LLP was engaged by us to render audit or non-audit services, the engagement was approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit
2.1	Merger Agreement and Plan of Merger (Incorporated by reference to Registration Statement No. 333-136110)

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)

3.1(a)	Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)

3.2(a)	Bylaws of the Registrant (Incorporated by reference to Registration Statement No. 333-136110)

3.2(b)	Amendment to Bylaws of the Registrant (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Registration Statement No. 333-136110)

10.1	Form of 2007 Incentive Award Plan (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2008.)

10.2	Form of Stockholder Rights Agreement (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)

10.3	Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Registration Statement No. 333-136110)

10.4	Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.5	Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.6	Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.7	Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24th Avenue East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.8	Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.9	Lease by and between GTJ Co., Inc., Landlord and Varsity Bus Co., Inc., Tenant: Premises 626 Wortman Avenue, Brooklyn, New York and Cozine Avenue, Brooklyn, New York dated September 1, 2003. (Incorporated by reference to Registration Statement No. 333-136110)

10.10	Agreement between Transit Facility Management Corporation and NYC Transit dated August 7, 2001. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)

Exhibit Number	Exhibit
10.11	Agreement between ShelterClean, Inc. and the City of Phoenix dated April 15, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)

10.12	Agreement between CEMUSA, Inc. and Shelter Express Corp. dated June 26, 2006. (Incorporated by reference to Amendment No. 1 to Registration Statement No. 333-136110)

10.13	ING Loan Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.14	ING Form of Pledge Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.15	ING Confirmation and ISDA Master Agreement, dated as of December 13, 2006, with SMBC Derivative Products Limited (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.16	ING Libor Cap Security Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.17	ING Mortgage Notes (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.18	ING Mortgages (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.19	ING Assignment of Leases and Rents (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.20	Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to the Registrant’s report on Form 8-K filed February 5, 2008)

10.21	Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.22	Agreement of Lease dated April , 2005 between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.23	Space Substitution Agreement dated November , 2007 between Lighthouse 444 Limited Partnership and Shelter Express Corp. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.24	Fixed Rate Term Loan Agreement dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.25	Consolidated, Amended and Restated Mortgage, Security Agreement and Fixture Filing dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.26	Promissory Notes payable to the order of (i) Hartford Life Insurance Company in the stated amount of $25,000,000; (b) Hartford Life and Accident Insurance Company in the stated principal amount of $10,500,000; and (c) Hartford Life and Annuity Insurance Company in the stated principal amount of $10,000,000. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

Exhibit Number	Exhibit
10.27	Assignment of Leases and Rents dated as of July 1, 2010 by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.28	Carveout Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.29	Environmental Indemnity Agreement dated as of July 1, 2010 by and among GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company. (Incorporated by reference to Registrant’s report on Form 8-K filed on July 2, 2010)

10.30	Credit Agreement, dated August 26, 2011, by and between the Company and Manufacturers Trust Company (“M&T”). (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

10.31	Standard LIBOR Grid Note, dated August 26, 2011, by and between the Company and M&T. (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

10.32	Continuing Guaranty, dated August 26, 2011, by and between Farm Springs Road, LLC (“Farm Springs Road”) and M&T. (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

10.33	Open-End Mortgage, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

10.34	General Assignment of Rents, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

10.35	Environmental Compliance and Indemnification Agreement, dated August 26, 2011, by and between the Company and Farm Springs Road. (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

10.36	Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., Metroclean Express Corp. and GTJ REIT, Inc. (Incorporated by reference to Registrant’s report on Form 8-K/A filed on February 1, 2012)

10.37	Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., ShelterClean, Inc. and GTJ REIT, Inc. (Incorporated by reference to Registrant’s report on Form 8-K/A filed on February 1, 2012)

10.38	Bill of Sale, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (Incorporated by reference to Registrant’s report on Form 8-K/A filed on February 1, 2012)

10.39	Assignment and Assumption Agreement, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (Incorporated by reference to Registrant’s report on Form 8-K/A filed on February 1, 2012)

10.40	Lease Agreement, dated June 6, 2012, by and between Farm Springs Road, LLC and United Technologies Corporation. (Incorporated by reference to Registrant’s report on Form 8-K filed on June 7, 2012)

Exhibit Number	Exhibit
10.41	Share Purchase Agreement by and between Shelter Express Corp. and Manisha Patel. (Incorporated by reference to Registrant’s report on Form 8-K/A filed on December 26, 2012)

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

32.1	Certification of Chief Executive Officer, filed herewith

32.2	Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumluated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	D	3,416	9,972	—	3,416	9,972	13,388	296	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	C	3,237	571	—	3,237	571	3,808	14	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	C	3,008	7,096	—	3,008	7,096	10,104	183	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	D	2,275	7,823	—	2,275	7,823	10,098	223	1996	1/17/2013
36 Midland Ave, Port Chester, NY	C	2,428	6,409	170	2,428	6,579	9,007	175	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	C	5,390	16,463	9	5,390	16,472	21,862	444	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	C	827	1,917	—	827	1,917	2,744	60	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	C	948	2,265	—	948	2,265	3,213	67	1986	1/17/2013
8 Slater Street, Port Chester, NY	F	1,997	4,640	11	1,997	4,651	6,648	147	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY		8,907	117	3,743	8,907	3,860	12,767	2,589	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	A	360	3,821	856	360	4,677	5,037	4,646	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY		23,100	6	1,020	23,100	1,026	24,126	1,026	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY		74	783	31	74	814	888	803	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	A	38,210	937	2,343	38,210	3,280	41,490	2,821	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY		14,506	323	721	14,506	1,044	15,550	1,044	1966	3/26/2007
Retail:
112 Midland Ave, Port Chester, NY	C	786	422	—	786	422	1,208	21	1980	3/26/2007
Total NY:		109,469	63,565	8,904	109,469	72,469	181,938	14,559
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	C	2,275	12,538	284	2,275	12,822	15,097	329	1986	1/17/2013
200 American Road, Morris Plains, NJ	C	725	5,361	—	725	5,361	6,086	181	2004	1/17/2013
300 American Road, Morris Plains, NJ	D	1,466	6,628	15	1,466	6,643	8,109	181	1987	1/17/2013
400 American Road, Morris Plains, NJ	C	1,724	9,808	—	1,724	9,808	11,532	301	1990	1/17/2013
500 American Road, Morris Plains, NJ	D	1,711	8,111	—	1,711	8,111	9,822	220	1988	1/17/2013
Total NJ:		7,901	42,446	299	7,901	42,745	50,646	1,212
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	—	833	867	1,700	22	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	F	2,660	4,807	42	2,660	4,849	7,509	150	1973	1/17/2013
15 Progress Drive, Shelton, CT	E	984	3,411	—	984	3,411	4,395	103	1980	1/17/2013
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	31	1,551	3,555	5,106	107	1946	1/17/2013
12 Cascade Blvd, Orange, CT	C	1,688	3,743	—	1,688	3,743	5,431	101	1987	1/17/2013
15 Executive Blvd., Orange, CT	F	1,974	5,357	11	1,974	5,368	7,342	142	1983	1/17/2013
25 Executive Blvd., Orange, CT	C	438	1,481	34	438	1,515	1,953	37	1983	1/17/2013
35 Executive Blvd., Orange, CT	F	1,080	8,908	85	1,080	8,993	10,073	343	1988	1/17/2013
22 Marsh Hill Rd, Orange, CT	F	1,462	2,915	—	1,462	2,915	4,377	75	1989	1/17/2013
269 Lambert Rd, Orange, CT	C	1,665	3,516	201	1,665	3,717	5,382	124	1986	1/17/2013
Office:
8 Farm Springs Road, Farmington, CT	B	3,533	16,248	3,832	3,533	20,080	23,613	4,474	1980	2/28/2008
Total CT:		17,868	54,777	4,236	17,868	59,013	76,881	5,678
Grand Total:		135,238	160,788	13,439	135,238	174,227	309,465	21,449

Lender	Principal Outstanding
A—Hartford Life Insurance Company	$45,500
B—Aviva Life and Annuity	15,000
C—John Hancock Life Insurance Company	63,094
D—Genworth Life Insurance Company	29,500
E—People’s United Bank	2,517
F—United States Life Insurance Company	23,319

Total	$178,930

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 24, 2014	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Joel Hammer
Joel Hammer Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman and Chief Executive Officer	March 24, 2014

/s/ Jerome Cooper Jerome Cooper	Chairman Emeritus	March 24, 2014

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer and Director	March 24, 2014

/s/ Douglas Cooper Douglas A. Cooper	Executive Vice President and Director	March 24, 2014

/s/ Joseph F. Barone Joseph F. Barone	Director	March 24, 2014

/s/ John J. Leahy John J. Leahy	Director	March 24, 2014

/s/ Stanley R. Perla Stanley R. Perla	Director	March 24, 2014

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 24, 2014

/s/ Harvey I. Schneider Harvey I. Schneider	Director	March 24, 2014

/s/ Jeffrey Wu Jeffrey Wu	Director	March 24, 2014