Form 10-Q
period 2014-03-31
GTJ REIT, Inc.
filed 2014-05-14
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,678,704 shares of common stock as of May 14, 2014.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$135,238	$135,238
Buildings and improvements	174,711	174,227

Total real estate, at cost	309,949	309,465
Less: accumulated depreciation and amortization	(22,810)	(21,449)

Net real estate held for investment	287,139	288,016
Cash and cash equivalents	5,516	6,323
Rental income in excess of amount billed	12,481	11,851
Acquired lease intangible assets, net	15,590	16,528
Assets of discontinued operations	294	461
Other assets	9,298	9,010

Total assets	$330,318	$332,189

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$178,506	$178,930
Accounts payable and accrued expenses	3,326	1,941
Dividends payable	1,368	1,094
Acquired lease intangible liabilities, net	8,619	8,882
Liabilities of discontinued operations	2,312	2,481
Other liabilities	3,706	4,425

Total liabilities	197,837	197,753

Commitments and contingencies
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,678,704 shares issued and outstanding at March 31, 2014 and December 31, 2013	1	1
Additional paid-in capital	138,565	138,516
Distributions in excess of net income	(81,967)	(80,641)

Total stockholders’ equity	56,599	57,876
Noncontrolling interest	75,882	76,560

Total equity	132,481	134,436

Total liabilities and equity	$330,318	$332,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited, amounts in thousands, except share and per share data)

	2014	2013
Revenues:
Rental income	$7,817	$6,837
Tenant reimbursements	1,457	1,209

Total revenues	9,274	8,046

Expenses:
Property operating expenses	2,245	1,753
General and administrative	2,304	1,651
Depreciation and amortization	2,262	2,259

Total expenses	6,811	5,663

Operating income	2,463	2,383
Interest expense	(2,146)	(1,860)
Acquisition costs	(270)	(5,052)
Other	(8)	(250)

Income (loss) from continuing operations	39	(4,779)
Discontinued Operations:
Income (loss) from discontinued operations	8	(1,238)

Net income (loss)	47	(6,017)
Net income attributable to noncontrolling interest	5	393

Net income (loss) attributable to common stockholders	$42	$(6,410)

Income (loss) per common share attributable to common stockholders - basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$.00	$(.38)

Income (loss) from discontinued operations	$.00	$(.09)

Net income (loss) attributable to common stockholders	$.00	$(.47)

Weighted average common shares outstanding – basic and diluted	13,678,704	13,641,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2014 and 2013

(Unaudited, amounts in thousands)

	2014	2013
Net income (loss):	$47	$(6,017)
Other comprehensive income:
Available-for-sale securities:
Net change in unrealized gains	—	38

Comprehensive income (loss)	47	(5,979)
Less: Net income attributable to noncontrolling interest	5	393

Comprehensive income (loss) attributable to common stockholders	$42	$(6,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional- Paid-In-Capital	Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Outstanding Shares	Par Value
Balance at December 31, 2013	$—	13,678,704	$1	$138,516	$(80,641)	$57,876	$76,560	$134,436
Common stock dividends	—	—	—	—	(1,368)	(1,368)	—	(1,368)
Stock-based compensation	—	—	—	49	—	49	—	49
Distributions to noncontrolling interest	—	—	—	—	—	—	(683)	(683)
Net income	—	—	—	—	42	42	5	47

Balance at March 31, 2014	$—	13,678,704	$1	$138,565	$(81,967)	$56,599	$75,882	$132,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited, amounts in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47	$(6,017)
Income (loss) from discontinued operations	8	(1,238)

Net income (loss) from continuing operations	39	(4,779)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation	1,384	1,204
Amortization of intangible assets and deferred charges	623	1,289
Stock-based compensation	49	195
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(630)	(907)
Other assets	(180)	(386)
Accounts payable and accrued expenses	1,385	354
Other liabilities	(856)	234

Net cash provided by (used in) operating activities	1,814	(2,796)

Cash flow from investing activities:
Cash paid for property acquisitions	(250)	(910)
Cash paid for property improvements	(484)	(6)
Purchase of marketable securities	—	(1)
Proceeds from sale of marketable securities	—	13

Net cash used in investing activities	(734)	(904)

Cash flow from financing activities:
Repayment of revolving credit facility	—	(5,000)
Proceeds from mortgage notes payable	—	15,000
Payment of mortgage principal	(253)	(174)
Cash distributions to noncontrolling interests	(546)	(1,495)
Cash dividends paid	(1,094)	(1,092)

Net cash (used in) provided by financing activities	(1,893)	7,239

Cash flow from discontinued operations:
Operating activities	6	(178)

Net (decrease) increase in cash and cash equivalents	(807)	3,361
Cash and cash equivalents at the beginning of period	6,323	3,349

Cash and cash equivalents at the end of period	$5,516	$6,710

Supplemental cash flow information:
Cash paid for interest	$2,172	$2,077

Cash paid for income taxes	$—	$1

Supplemental disclosures of non-cash investing activities
Reconciliation of cash paid for acquisition:
Acquisition of real estate	$—	$197,990
Assumption of mortgage notes payable	—	(118,485)
Issuance of UPREIT limited partnership interests	—	(79,505)
Acquisition of other assets and liabilities	—	910

Net cash paid for acquisition	$—	$910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006 under Maryland General Corporation Law. The Company is focused on the acquisition, ownership, management, and operation of commercial real estate located in the New York tri-state area.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT; the owner of all 32 properties. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2014, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

As of March 31, 2014, the UPREIT owned 32 properties consisting of approximately 2.9 million square feet of office and industrial properties on 210 acres of land in New York, New Jersey, and Connecticut.

Prior to 2013, the Company had operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013. Accordingly, the operations of these entities, including any impact of insurance claims associated with those entities, are reported as discontinued operations in the condensed consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the UPREIT, as the Company makes all operating and financial decisions for (i.e., exercises control over) the UPREIT. All material intercompany transactions have been eliminated. The ownership interests of the other investors in the UPREIT are presented as noncontrolling interests.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In Management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2013 audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 21, 2014 and other public information.

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statement of Comprehensive (Loss) Income required by ASC Topic 205 - “Presentation of Financial Statements,” have been made in the financial statements in order to conform to the 2014 presentation.

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

Property Acquisitions:

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $.1 million for the three months ended March 31, 2014.

As of March 31, 2014, approximately $3.2 million and $12.5 million (net of accumulated amortization) relating to above market and in place leases, respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheet. Approximately $8.6 million (net of accumulated amortization) relating to below market leases is included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheet.

The following table presents the projected impact during the next five years and thereafter related to the increase to rental revenue from the amortization of the acquired above market and below market lease intangibles and the increase to amortization expense of the in place lease intangibles for properties owned at March 31, 2014 (in thousands):

	Net increase to rental revenues	Increase to amortization expense
Twelve Months Ending March 31,
2015	$336	$2,449
2016	389	2,087
2017	587	1,233
2018	471	932
2019	509	893
Thereafter	3,147	4,923

	$5,439	$12,517

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. Management has determined that there were no indicators of impairment relating to its long-lived assets at March 31, 2014.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements.

Reportable Segments:

The Company operates in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible, management reviews billed and unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and financial condition. Some of the leases provide for increases based on the consumer price index.

Substantially all of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay for their pro rata share of real estate taxes, insurance, and ordinary maintenance and repairs.

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized as revenues in the period that the related expenses are incurred.

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings per share and stock option awards were excluded from the computation of diluted earnings per share because the option awards would have been antidilutive for the periods presented.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At March 31, 2014 and December 31, 2013, the Company had restricted cash in the amount of $.8 million and $1.3 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2014 and December 31, 2013, the Company had determined that no liabilities are required in connection with unrecognized tax positions.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations. This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

3. REAL ESTATE:

On April 9, 2014, the Company acquired a 226,000 square foot building located on 22.1 acres of land in Windsor Locks, CT for $14.2 million, subject to assumption of a $9 million mortgage that bears interest at 6.07% and matures in March 2017. The distribution facility is triple net leased to a credit tenant.

On April 23, 2014, the Company acquired a 75,000 square foot industrial building located on 7.8 acres of land in Parsippany, NJ for $3.3 million. The purchase price was financed from the revolving credit line facility.

As disclosed in Note 1, effective January 17, 2013, the Company, through the UPREIT, acquired from Wu/Lighthouse Portfolio, LLC all of the outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The Acquired Properties had a gross asset value of approximately $198 million, subject to approximately $118.0 million in aggregate outstanding mortgage indebtedness, which was assumed by the UPREIT. In addition, the Company acquired other assets and assumed certain liabilities in connection with the transaction. Paul Cooper, the Company’s Chairman and Chief Executive Officer was a 6% owner and principal of Wu/Lighthouse Portfolio, Louis Sheinker, the Company’s President and Chief Operating Officer and a director was a 6.666% owner and principal of Wu/Lighthouse Portfolio, and Jerome Cooper the Company’s Chairman Emeritus owned a .666% interest.

Revenue and net income earned from the Acquired Properties was $4.7 million and $.1 million respectively for the quarter ended March 31, 2013.

4. DISCONTINUED OPERATIONS:

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of capital stock of Shelter Electric Maintenance Corp. (“SEM”).

The following table sets forth the detail of the Company’s income (loss) from discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Revenues from discontinued operations	$—	$1,164

Income (loss) from discontinued operations	$8	$(1,238)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Cash	$288	$265
Accounts receivable, net	6	55
Other assets	—	141

	$294	$461

Liabilities:
Accounts payable and accrued expenses	$46	$42
Insurance reserve	882	955
Pension withdrawal liability	1,379	1,379
Other liabilities	5	105

	$2,312	$2,481

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

Loan	Interest Rate	Principal Outstanding as of March 31, 2014	Principal Outstanding as of December 31, 2013	Maturity
Hartford Life Insurance Company	5.05%	$45,500	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	62,830	63,094	3/1/2018
Genworth Life Insurance Company	3.20%	29,500	29,500	4/30/2018
People’s United Bank	5.23%	2,507	2,517	10/1/2020
United States Life Insurance Company	5.76%	23,169	23,319	4/1/2018

		$178,506	$178,930

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

Twelve Months Ending March 31,
2015	$1,975
2016	2,210
2017	2,322
2018	122,357
2019	47,490
Thereafter	2,152

Total	$178,506

6. SECURED REVOLVING CREDIT FACILITY:

On April 8, 2014, the Company obtained a $45 million Line of Credit with Capital One, N.A. The revolving credit facility is secured by negative pledges on four properties and is available for the acquisition of real estate, property improvements and general working capital purposes. The facility matures on April 8, 2016, subject to a one year extension option and bears interest using, as defined, (i) LIBOR plus a margin of 200 basis points to 335 basis points depending upon the Company’s leverage ratio, as defined, or (ii) base rate plus an applicable margin, depending upon the Company’s leverage ratio, as defined, with no amortization. The principal amount of the line of credit facility and all interest, fees, and other amounts owing under the line of credit are guaranteed by the Company and the UPREIT.

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2014, the Company has a total of 13,678,704 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of March 31, 2014 or December 31, 2013.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 20, 2014	December 31, 2013	April 15, 2014	$0.02	(1)
March 20, 2014	March 31, 2014	April 15, 2014	$0.08

(1)	This represents a supplemental 2013 dividend.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of March 31, 2014, the Company had 499,820 shares available for future issuance of awards under the Plan.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $320,000, under the Plan. A total of 3,126 of these shares, with a value of approximately $20,000 ($6.40 per share), were granted to non-management members of the Board of Directors, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 ($6.40 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the shares vested on the grant date and the remaining shares vest in equal installments on the next three anniversary dates of the grant.

On June 6, 2013, the Company issued an aggregate of 9,378 restricted shares of common stock, with a value of approximately $60,000 ($6.40 per share), under the Plan. These shares were granted to non-management members of the Board of Directors and vested immediately.

Management determined the value of a share of common stock to be $6.80 based on a recent valuation performed by an independent third-party for the purpose of valuing shares of the Company’s common stock issued pursuant to the Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three months ended March 31, 2014 and 2013, the Company’s total stock compensation expense was approximately $49,000 and $195,000, respectively. As of March 31, 2014, there was approximately $112,000 of unamortized stock compensation related to restricted stock.

The following is a summary of restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2013	68,732	$6.73
Vested	(23,234)	$6.99

Non-vested shares outstanding as of March 31, 2014	45,498	$6.59

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2014:

Non-vested Shares Vesting Schedule	Number of Shares
2014 (9 months)	11,030
2015	22,749
2016	11,719

Total Non-vested Shares	45,498

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

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2014 and 2013 (in thousands, except share and per share data):

	2014	2013
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$34	$(5,172)
Income (loss) from discontinued operations	8	(1,238)

Net income (loss) attributable to common stockholders	$42	$(6,410)

Denominator:
Weighted average common shares outstanding – basic and diluted	13,678,704	13,641,693

Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$.00	$(.47)

9. RELATED PARTY TRANSACTIONS:

Douglas Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the three months ended March 31, 2014 and 2013 were $.02 million and $.2 million, respectively, representing fees and expenses for various divestitures, the Wu/Lighthouse transaction, and general corporate matters.

Paul Cooper is the Chief Executive Officer and Chairman of the Company. Louis Sheinker is President, Chief Operating Officer and a director of the Company. The Company formerly was subject to a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014 in exchange for a $150,000 termination fee paid by the Company. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at a current annual base rent of approximately $234,000.

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2014 and December 31, 2013, the remaining liability was approximately $1.4 million and is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

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

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Value	Carrying Value	Estimated Value
Financial assets:
Cash and cash equivalents	$5,516	$5,516	$6,323	$6,323
Accounts receivable	1,255	1,255	772	772
Financial liabilities:
Accounts payable and accrued expenses	$3,326	$3,326	$1,941	$1,941
Mortgage notes payable	178,506	177,700	178,930	180,664
Pension withdrawal liability	1,364	1,275	1,379	1,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Report on Form 10-K for the year ended December 31, 2013 as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of April 30, 2014, owns and operates a total of 34 properties consisting of more than 3 million square feet of primarily industrial properties on approximately 225 acres of land in New York, New Jersey, and Connecticut. As of March 31, 2014, our properties were 95% leased to 52 tenants.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2013, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2014, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

Recent Developments:

Secured Revolving Credit Facility

On April 8, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with Capital One, N.A. (the “Lender”). The Loan Agreement is for a $45 million senior revolving credit facility, secured by certain properties located in NYC (the “Borrowers”) by means of, among other things, negative pledges relating to such properties. The closing of the facility took place on April 8, 2014. The intended uses of the proceeds of this facility include funding of the acquisitions of additional properties as well as working capital expenditures.

The facility is a full obligation of the Borrowers, together with GTJ REIT, Inc. and GTJ Realty, LP (the “Guarantors”). Subject to certain conditions, the facility is available at any time prior to the April 2016 maturity of this facility, in minimum principal amounts of $1 million. Due to the revolving nature of the facility, amounts prepaid under the facility may be borrowed again. The line of credit facility has an initial term of two years, with a one-year extension option, subject to certain other customary conditions. The Borrowers may prepay the facility, in whole or in part, at any time without fees or penalty, subject to reimbursement of the Lender’s breakage costs associated with the prepayment of LIBOR rate loans. The facility includes a floating rate using (i) LIBOR plus an applicable margin (200 basis points (bps) to 335 bps), or (ii) base rate plus an applicable margin, depending upon the overall leverage of the properties with no amortization, interest only. A commitment fee of 35 bps (if less than 50% of the facility is used), and 25 bps (if 50% or more is being used) will accrue on unused portions of the commitments under the facility.

The principal amount of the line of credit facility and all interest, fees, and other amounts owing under the line of credit are guaranteed by the Guarantors under the terms and provisions of the Guaranty Agreement (the “Guaranty”). The continuing ability to borrow under the line of credit facility will be subject to the ongoing compliance of the Guarantors and the Borrowers with various affirmative and negative covenants, including, among others, with respect to liens, indebtedness, investments, and distributions. The Loan Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Loan Agreement includes customary representations and warranties of the Guarantors and the Borrowers, which must continue to be true and correct in all material respects as a condition to future draws. In addition, the Loan Agreement also includes customary events of default, in certain cases subject to customary cure, following which, amounts outstanding under the facility may be accelerated.

The parties to the Loan Agreement also entered into several side agreements, including, the Pledge and Security Agreement, the Payment Guaranty Agreement, and other agreements and instruments to facilitate the transactions contemplated under the Loan Agreement. The Borrowers also executed a Promissory Note (the “Note”) in connection with and to evidence their obligation to repay all sums advanced pursuant to the Loan Agreement. The Note contains other terms and provisions that are customary for instruments of this nature.

The foregoing descriptions of the Capital One related agreements do not purport to be complete and are qualified in their entirety by reference to the full texts of such agreements filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014 and incorporated by reference.

Recent Acquisitions

Windsor Locks, CT

On April 9, 2014, the Company acquired a 226,000 square foot distribution facility located on 22.1 acres of land in Windsor Locks, CT for $14.2 million, subject to assumption of a $9 million mortgage that bears interest at 6.07% and matures in March 2017. The equity portion of the purchase price was financed from the revolving credit line facility. The building is currently 100% net leased.

Parsippany, NJ

On April 23, 2014, the Company acquired a 75,000 square foot industrial building located on 7.8 acres of land in Parsippany, NJ for $3.3 million. The purchase price was financed from the revolving credit line facility. The building, currently vacant, will undergo significant improvements before a tenant occupies the facility.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$7,817	$6,837	$980	14%
Tenant reimbursements	1,457	1,209	248	21%

Total revenues	9,274	8,046	1,228	15%

Operating expenses:
Property operating	2,245	1,753	492	28%
General and administrative	2,304	1,651	653	40%
Depreciation and amortization	2,262	2,259	3	0%

Total operating expenses	6,811	5,663	1,148	20%

Operating income	2,463	2,383	80	3%
Interest expense	(2,146)	(1,860)	(286)	15%
Acquisition costs	(270)	(5,052)	4,782	(95)%
Other	(8)	(250)	242	(97)%

Income (loss) from continuing operations	39	(4,779)	4,818	(101)%
Discontinued Operations:
Income (loss) from discontinued operations	8	(1,238)	1,246	(101)%

Net income (loss)	47	(6,017)	6,064	(101)%
Net income attributable to noncontrolling interest	5	393	(388)	(99)%

Income (loss) attributable to common stockholders	$42	$(6,410)	$6,452	(101)%

Revenues

Revenues increased $1.2 million, or 14%, to $9.2 million for the three months ended March 31, 2014 from $8.0 million for the three months ended March 31, 2013. The increase is principally due to the 2014 results reflecting a full quarter of activity for the Acquired Properties. The 2013 results included 74 days of activity (from the January 17, 2013 acquisition effective date) for the Acquired Properties.

Operating Expenses

Operating expenses increased $1.1 million, or 20%, to $6.8 million for the three months ended March 31, 2014 from $5.7 million for the three months ended March 31, 2013. The increase is principally due to the 2014 results reflecting a full quarter of activity for the Acquired Properties. The 2013 results included 74 days of activity (from the January 17, 2013 acquisition effective date) for the Acquired Properties. Additionally there was an increase in weather related property operating costs and compensation expense in 2014.

Interest Expense

Interest expense increased $0.2 million or 15%, to $2.1 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013. The increase is principally due to the 2014 results reflecting a full quarter of activity for the Acquired Properties. The 2013 results included 74 days of activity (from the January 17, 2013 acquisition effective date) for the Acquired Properties.

Acquisition Costs

Acquisition costs decreased $4.8 million or 95% to $.3 million for the three months ended March 31, 2014 from $5.1 million for the three months ended March 31, 2013. The decrease is due to the activity relating to the Acquired Properties in 2013.

Income (Loss) from Discontinued Operations

Loss from discontinued operations decreased $1.2 million, or 101%, to $0 for the three months ended March 31, 2014 from $1.2 million for the three months ended March 31, 2013. This decrease reflects the wind down of discontinued operations.

Liquidity and Capital Resources

We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities. Rental revenue, and expense recoveries from tenants are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT qualification. We seek to increase cash flows from our buildings by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue and use of our new revolving credit facility will continue to provide the funds necessary for our short-term liquidity needs.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, use of our new revolving credit facility and long-term secured and unsecured borrowings and refinancings.

Net Cash Flows:

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Operating Activities

Net cash provided by operating activities was approximately $1.8 million for the three months ended March 31, 2014, and net cash used in operating activities was approximately ($2.8 million) for the three months ended March 31, 2013. For the 2014 period, cash provided by operating activities was primarily related to (i) income before depreciation and amortization, of $2.1 million, (ii) increases in accounts payable, accrued expenses and other liabilities totaling $0.5 million, offset by (iii) decreases in rental income in excess of amount billed of $0.6 million, and (iv) increase in other assets of $0.2 million. For the 2013 period, cash used in operating activities was primarily related to (i) income before depreciation and amortization, of ($2.1 million), (ii) an increase in accounts payable and other liabilities of $0.6 million, offset by (iii) decreases in both other assets of $0.4 million and rental income in excess of amount billed of $0.9 million.

Investing Activities

Net cash used in investing activities was approximately ($0.7 million) for the three months ended March 31, 2014 and approximately $0.9 million for the three months ended March 31, 2013. For the 2014 period, cash used in investing activities primarily related to property improvements of $0.5 million and deal pursuit costs of $0.2 million. For the 2013 period, cash used in investing activities related to property improvements.

Financing Activities

Net cash (used in) provided by financing activities was approximately ($1.9 million) and $7.2 million, respectively, for the three months ended March 31, 2014 and 2013. For the 2014 period, cash used in financing activities was primarily related to (i) distributions to noncontrolling interests of $0.5 million, (ii) payment of the Company’s quarterly and supplemental dividends of $1.1 million and (iii) payments of mortgage principal of $0.3 million. For the 2013 period, cash provided by financing activities was related to (i) proceeds from mortgage notes payable of $15.0 million, offset by (ii) repayment of revolving credit facility of $5.0 million, (iii) payment of the Company’s quarterly and supplemental dividends of $1.1 million, (iv) distributions to noncontrolling interests of $1.5 million and (v) payments of mortgage principal of $0.2 million.

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

Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, acquisition related costs and discontinued operations expenses have been excluded from Adjusted EBITDA in order to assist with measuring core real estate operating performance.

The reconciliation of Net Income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Net income (loss) attributable to common stockholders	42	$(6,410)
Real estate depreciation	928	849
Amortization of intangible assets and deferred costs	481	839
Interest expense	1,480	1,306

EBITDA	2,931	(3,416)
Acquisition costs	270	5,052
Discontinued operations	(8)	1,238

Adjusted EBITDA	3,193	$2,874

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property and depreciation and amortization. We define Core Funds from Operations (“Core FFO”) as FFO plus acquisition costs.

However, FFO and Core FFO:

•	does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO, Core FFO and AFFO for the three months ended March 31, 2014 and 2013 (in thousands, except share and per share data):

Reconciliation of Net Income (loss) to FFO and AFFO.

	2014	2013
Net income (loss) attributable to common stockholders	$42	$(6,410)
Add (deduct) NAREIT defined adjustments
real estate depreciation	928	849
amortization of intangibles and deferred costs	530	918

	2014	2013
(Income) loss from discontinued operations	(8)	1,238

Funds From Operations (“FFO”), as defined by NAREIT	1,492	(3,405)
Acquisition costs	270	5,052

Core FFO, as defined by GTJ REIT, Inc.	1,762	1,647
Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents	(420)	(605)
amortization of debt mark to market adjustments and financing costs	(49)	(79)

AFFO	$1,293	$963

FFO per common share- basic and diluted	$.11	$(.25)

Core FFO per common share- basic and diluted	$.13	$.12

AFFO per common share- basic and diluted	$.09	$.07

Weighted average common shares outstanding-basic and diluted	13,678,704	13,641,693

Cash Payments for Financing

Payment of interest under our mortgage notes payable will consume a portion of our cash flow, reducing net income and consequently, the distributions to be made to our stockholders.

Trend in Financial Resources

We expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on our properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore not result in a material increase in working capital.

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty year term. As of March 31, 2014, the remaining liability of this obligation was approximately $1.4 million and is included in other liabilities on our condensed consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31, 2014 and December 31, 2013, we did not have any variable interest rate liabilities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 10, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Report on Form 10-Q for information regarding legal proceedings.

Item 1A. Risk Factors

During the three months ended March 31, 2014, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

I tem 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation (Incorporated by reference to S-11 Registration Statement No. 333-136110).

3.1(a)	Form of Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 1 to S-11 Registration Statement No. 333-136110).

3.2(a)	Bylaws (Incorporated by reference to Registration Statement No. 333-136110).

3.2(b)	Amendment to Bylaws (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.1	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.2	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.3	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.4	Promissory Note dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 14, 2014	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2014	/s/ Joel Hammer
Joel Hammer
Chief Financial Officer (Principal Financial and Accounting Officer)