Form 10-Q
period 2014-06-30
GTJ REIT, Inc.
filed 2014-08-14
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,732,232 shares of common stock as of August 14, 2014.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$138,921	$135,238
Buildings and improvements	188,296	174,227

Total real estate, at cost	327,217	309,465
Less: accumulated depreciation and amortization	(24,260)	(21,449)

Net real estate held for investment	302,957	288,016
Cash and cash equivalents	4,525	6,323
Rental income in excess of amount billed	12,864	11,851
Acquired lease intangible assets, net	15,313	16,528
Assets of discontinued operations	203	461
Other assets	10,835	9,010

Total assets	$346,697	$332,189

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$187,229	$178,930
Revolving credit facility	10,398	—
Accounts payable and accrued expenses	1,834	1,941
Dividends payable	1,094	1,094
Acquired lease intangible liabilities, net	8,358	8,882
Liabilities of discontinued operations	2,280	2,481
Other liabilities	3,316	4,425

Total liabilities	214,509	197,753

Commitments and contingencies
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,732,232 and 13,678,704 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	138,710	138,516
Distributions in excess of net income	(82,253)	(80,641)

Total stockholders’ equity	56,458	57,876
Noncontrolling interest	75,730	76,560

Total equity	132,188	134,436

Total liabilities and equity	$346,697	$332,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$7,953	$7,232	$15,770	$14,069
Tenant reimbursements	1,502	1,272	2,959	2,481

Total revenues	9,455	8,504	18,729	16,550

Expenses:
Property operating expenses	1,644	1,907	3,889	3,660
General and administrative	1,605	1,637	3,909	3,288
Depreciation and amortization	2,358	2,532	4,620	4,791

Total expenses	5,607	6,076	12,418	11,739

Operating income	3,848	2,428	6,311	4,811
Interest expense	(2,355)	(2,252)	(4,501)	(4,112)
Acquisition costs	(313)	(206)	(583)	(5,258)
Other	81	1,128	73	878

Income (loss) from continuing operations	1,261	1,098	1,300	(3,681)
Discontinued Operations:
Loss from discontinued operations, including loss on disposal of $1,963 for the three and six months ended June 30, 2013	(59)	(2,570)	(51)	(3,808)

Net income (loss)	1,202	(1,472)	1,249	(7,489)
Net income attributable to noncontrolling interest	394	89	399	482

Net income (loss) attributable to common stockholders	$808	$(1,561)	$850	$(7,971)

Income (loss) per common share attributable to common stockholders - basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.06	$0.08	$0.06	$(0.30)

Income (loss) from discontinued operations	$0.00	$(0.19)	$0.00	$(0.28)

Net income (loss) attributable to common stockholders	$0.06	$(0.11)	$0.06	$(0.58)

Weighted average common shares outstanding – basic and diluted	13,693,131	13,671,902	13,685,958	13,657,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss):	$1,202	$(1,472)	$1,249	$(7,489)
Other comprehensive income:
Available-for-sale securities:
Net change in unrealized gains	—	54	—	92

Comprehensive income (loss)	1,202	(1,418)	1,249	(7,397)

Less: Net income attributable to noncontrolling interest	394	89	399	482

Comprehensive income (loss) attributable to common stockholders	$808	$(1,507)	$850	$(7,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(Unaudited, amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional- Paid-In-Capital	Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Outstanding Shares	Par Value
Balance at December 31, 2013	$—	13,678,704	$1	$138,516	$(80,641)	$57,876	$76,560	$134,436
Common stock dividends	—	—	—	—	(2,462)	(2,462)	—	(2,462)
Stock-based compensation	—	—	—	194	—	194	—	194
Net issuance of restricted shares	—	53,528	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,229)	(1,229)
Net income	—	—	—	—	850	850	399	1,249

Balance at June 30, 2014	$—	13,732,232	$1	$138,710	$(82,253)	$56,458	$75,730	$132,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited, amounts in thousands)

	Six Months Ended, June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,249	$(7,489)
Loss from discontinued operations, including loss on disposal of $1,963 for the six months ended June 30, 2013	51	3,808

Net income (loss) from continuing operations	1,300	(3,681)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Depreciation	2,810	2,495
Amortization of intangible assets and deferred charges	1,229	2,587
Stock-based compensation	194	318
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(1,013)	(1,628)
Other assets	(2,064)	(377)
Accounts payable and accrued expenses	(107)	1,606
Other liabilities	(1,109)	(409)

Net cash provided by operating activities	1,240	911

Cash flow from investing activities:
Cash paid for property acquisitions	(8,539)	(1,316)
Cash paid for property improvements	(882)	—
Purchase of marketable securities	—	(2)
Proceeds from sale of marketable securities	—	23

Net cash (used in) investing activities	(9,421)	(1,295)

Cash flow from financing activities:
Repayment of revolving credit facility	—	(5,000)
Proceeds from mortgage notes payable	—	16,775
Payment of mortgage principal	(330)	(489)
Cash distributions to noncontrolling interests	(1,229)	(2,040)
Cash dividends paid	(2,462)	(3,462)
Proceeds from revolving credit facility	10,398	—
Repurchases of common stock	—	(115)

Net cash provided by financing activities	6,377	5,669

Cash flow from discontinued operations:
Operating activities	6	(1,966)

Net (decrease) increase in cash and cash equivalents	(1,798)	3,319
Cash and cash equivalents at the beginning of period	6,323	3,349

Cash and cash equivalents at the end of period	$4,525	$6,668

Supplemental cash flow information:
Cash paid for interest	$4,409	$4,580

Cash paid for income taxes	$—	$1

Supplemental disclosures of non-cash investing activities
Reconciliation of cash paid for acquisition:
Acquisition of real estate	$17,539	$197,990
Assumption of mortgage notes payable	(9,000)	(118,485)
Issuance of UPREIT limited partnership interests	—	(79,505)
Acquisition of other assets and liabilities	—	911

Net cash paid for acquisition	$8,539	$911

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT; the owner of all 32 properties. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2014, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

As of June 30, 2014, the UPREIT owned 35 properties consisting of approximately 3.2 million square feet of office and industrial properties on 243 acres of land in New York, New Jersey, and Connecticut.

Prior to 2013, the Company operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013. Accordingly, the operations of these entities, including any impact of insurance claims associated with those entities, are reported as discontinued operations in the condensed consolidated statements of operations.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In Management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2013 audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 21, 2014, and other public information.

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statement of Comprehensive (Loss) Income required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 - “Presentation of Financial Statements,” have been made in the financial statements in order to conform to the 2014 presentation.

During June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

Use of Estimates:

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these condensed consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include the useful lives of long lived assets including property, equipment and intangible assets, impairment of assets, collectability of receivables, contingencies, and stock-based compensation.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $0.2 million for the six months ended June 30, 2014.

As of June 30, 2014, approximately $3.0 million and $12.4 million (net of accumulated amortization) relating to above market and in place leases, respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheet. Approximately $8.4 million (net of accumulated amortization) relating to below market leases is included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheet.

The following table presents the projected impact for the remainder of 2014, the next five years and thereafter related to the increase to rental revenue from the amortization of the acquired above market and below market lease intangibles and the increase to amortization expense of the in place lease intangibles for properties owned at June 30, 2014 (in thousands):

	Net increase to rental revenues	Increase to amortization expense
Remainder of 2014	$163	$1,249
2015	381	2,251
2016	573	1,638
2017	466	1,080
2018	488	1,044
2019	564	875
Thereafter	2,724	4,284

	$5,359	$12,421

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. Management has determined that there were no indicators of impairment relating to its long-lived assets at June 30, 2014.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the consolidated balance sheets.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At June 30, 2014 and December 31, 2013, the Company had restricted cash in the amount of $1.0 million and $1.3 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

Fair Value Measurement:

The Company determines fair value in accordance with ASC Topic 820 “Fair Value Measurement” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2014 and December 31, 2013, the Company had determined that no liabilities are required in connection with unrecognized tax positions.

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

New Accounting Pronouncements

During June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transaction methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

In April 2014, the FASB issued 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations. This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

3. REAL ESTATE:

On April 9, 2014, the Company acquired a 226,000 square foot building located on 15.1 acres of land in Windsor Locks, CT for $14.2 million, subject to the assumption of a $9 million mortgage that bears interest at 6.07%. A principal payment of $3 million is due in March 2017, with the balance of the loan maturing in March 2020. The distribution facility is triple net leased to Ford Motor Company.

On April 23, 2014, the Company acquired a 75,000 square foot industrial building located on 7.8 acres of land in Parsippany, NJ for $3.3 million. The equity was financed from the revolving credit line facility.

The identifiable assets and liabilities associated with the Windsor Locks and Parsippany properties, are based upon management’s best available information at the time of the preparation of the financial statements. However, the business acquisition accounting for these properties are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuations are finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practical, but no later than one year from the acquisition dates.

On July 2, 2014, the Company acquired an 84,000 square foot parking lot in Long Island City, Queens, NY for $28.5 million that is leased to FedEx Ground. The acquisition was financed, in part, by means of a $13 million bridge loan with Capital One and the equity financed from the revolving credit facility. Permanent financing of $15.5 million is expected to close in August 2014 with People’s United Bank to replace the bridge loan.

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

The following table sets forth the detail of the Company’s (loss) from discontinued operations for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues from discontinued operations	$—	$322	$—	$1,486

Loss from discontinued operations including a loss on disposal of $1,963 for the three months and six months ended June 30, 2013	$(59)	$(2,570)	$(51)	$(3,808)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Cash	$201	$265
Accounts receivable, net	2	55
Other assets	—	141

	$203	$461

Liabilities:
Accounts payable and accrued expenses	$46	$42
Insurance reserve	860	955
Pension withdrawal liability	1,349	1,379
Other liabilities	25	105

	$2,280	$2,481

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

Loan	Interest Rate	Principal Outstanding as of June 30, 2014	Principal Outstanding as of December 31, 2013	Maturity
Hartford Life Insurance Company	5.05%	$45,500	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	62,501	63,094	3/1/2018
Genworth Life Insurance Company	3.20%	29,436	29,500	4/30/2018
People’s United Bank	5.23%	2,490	2,517	10/1/2020
United States Life Insurance Company	5.76%	23,018	23,319	4/1/2018
Hartford Accident & Indemnity Company	6.07%	9,284	—	3/1/2020

		$187,229	$178,930

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2014, the next five years and thereafter are as follows (in thousands):

Remainder of 2014	$1,051
2015	2,183
2016	2,293
2017	5,695
2018	167,836
2019	82
Thereafter	8,089

Total	$187,229

6. SECURED REVOLVING CREDIT FACILITY:

On April 8, 2014, the Company obtained a $45 million Line of Credit with Capital One, N.A. The revolving credit facility is secured by negative pledges on four properties and is available for the acquisition of real estate, property improvements and general working capital purposes. The facility matures on April 8, 2016, subject to a one year extension option and bears interest using, as defined, (i) LIBOR plus a margin of 200 basis points to 335 basis points depending upon the Company’s leverage ratio, as defined, or (ii) base rate plus an applicable margin, depending upon the Company’s leverage ratio, as defined, with no amortization. The principal amount of the line of credit facility and all interest, fees, and other amounts owing under the line of credit are guaranteed by the Company and the UPREIT. As of June 30, 2014 the outstanding balance of the credit facility was $10.4 million.

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2014, the Company has a total of 13,732,232 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of June 30, 2014 or December 31, 2013.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 20, 2014	December 31, 2013	April 15, 2014	$0.02	(1)
March 20, 2014	March 31, 2014	April 15, 2014	$0.08
June 19, 2014	June 30, 2014	July 15, 2014	$0.08

(1)	This represents a supplemental 2013 dividend.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of June 30, 2014, the Company had 446,292 shares available for future issuance of awards under the Plan.

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

On June 4, 2014, 44,704 restricted shares of common stock, with a value of approximately $304,000 (based upon $6.80 per share as per the most recent independent third-party valuation) were granted to certain executives of the Company. One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2014, the Company issued an aggregate of 8,824 restricted shares of common stock with a value of approximately $60,000 (based upon $6.80 per share as per the most recent independent third-party valuation) under the Plan to non-managing members of the Board of Directors. The shares vested immediately upon issuance.

For the six months ended June 30, 2014 and 2013, the Company’s total stock compensation expense was approximately $194,000 and $318,000, respectively. As of June 30, 2014, there was approximately $331,000 of unamortized stock compensation related to restricted stock.

The following is a summary of restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2013	24,632	$6.54
New shares issued through June 30, 2014	53,528	$6.80
Vested	(28,844)	$6.72

Non-vested shares outstanding as of June 30, 2014	49,316	$6.72

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2014:

Non-vested Shares Vesting Schedule	Number of Shares
2014 (6 months)	15,227
2015	18,774
2016	8,040
2017	4,388
2018	2,266
2019	621

Total Non-vested Shares	49,316

8. EARNINGS (LOSS) PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in dilutive earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$867	$1,009	$901	$(4,163)
Loss from discontinued operations, including loss on disposal of $1,963 for the three and six months ended June 30, 2013	(59)	(2,570)	(51)	(3,808)

Net income (loss) attributable to common stockholders	$808	$(1,561)	$850	$(7,971)

Denominator:
Weighted average common shares outstanding – basic and diluted	13,693,131	13,671,902	13,685,958	13,657,060

Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.06	$(0.11)	$0.06	$(0.58)

9. RELATED PARTY TRANSACTIONS:

Douglas Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the six months ended June 30, 2014 and 2013 were negligible and $0.1 million, respectively, representing fees and expenses for various divestitures, the Wu/Lighthouse transaction, and general corporate matters.

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

On May 16, 2014, the Company and Joel Hammer, Chief Financial Officer, executed a Severance Agreement and General Release, which provides for certain severance payments to Mr. Hammer in the aggregate amount of $50,000.

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2014 and December 31, 2013, the remaining liability was approximately $1.3 million and $1.4 million, respectively, and is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

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

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Value	Carrying Value	Estimated Value
Financial assets:
Cash and cash equivalents	$4,525	$4,525	$6,323	$6,323
Accounts receivable	822	822	772	772
Financial liabilities:
Accounts payable and accrued expenses	$1,834	$1,834	$1,941	$1,941
Revolving credit facility	10,398	10,398	—	—
Mortgage notes payable	187,229	187,190	178,930	180,664
Pension withdrawal liability	1,349	1,297	1,379	1,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 (or our subsequently filed reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2014, owns and operates a total of 35 properties consisting of approximately 3.2 million square feet of primarily industrial properties on approximately 243 acres of land in New York, New Jersey, and Connecticut. As of June 30, 2014, our properties were 90% leased to 52 tenants.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2013, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2014, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

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

The facility is a full obligation of the Borrowers, together with GTJ REIT, Inc. and GTJ Realty, LP (the “Guarantors”). Subject to certain conditions, the facility is available at any time prior to the April 2016 maturity of this facility, in minimum principal amounts of $1 million. Due to the revolving nature of the facility, amounts prepaid under the facility may be borrowed again. The line of credit facility has an initial term of two years, with a one-year extension option, subject to certain other customary conditions. The Borrowers may prepay the facility, in whole or in part, at any time without fees or penalty, subject to reimbursement of the Lender’s breakage costs associated with the prepayment of LIBOR rate loans. The interest-only facility includes a floating rate using (i) LIBOR plus an applicable margin (200 basis points (bps) to 335 bps), or (ii) base rate plus an applicable margin, depending upon the overall leverage of the properties. A commitment fee of 35 bps (if less than 50% of the facility is used), and 25 bps (if 50% or more is being used) will accrue on unused portions of the commitments under the facility.

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

As of June 30, 2014 the outstanding balance on the credit facility was $10.4 million.

Recent Acquisitions

Windsor Locks, CT

On April 9, 2014, the Company acquired a 226,000 square foot distribution facility located on 15.1 acres of land in Windsor Locks, CT for $14.2 million, including the assumption of a $9 million mortgage that bears interest at 6.07%. A principal payment of $3 million is due in March 2017 with the balance of the loan maturing in March 2020. The equity portion of the purchase price was financed from the revolving credit line facility. The building is currently 100% net leased to Ford Motor Company.

Parsippany, NJ

On April 23, 2014, the Company acquired a 75,000 square foot industrial building located on 7.8 acres of land in Parsippany, NJ for $3.3 million. The equity was financed from the revolving credit line facility. The building, currently vacant, will undergo significant improvements before a tenant occupies the facility.

Long Island City, Queens, NY

On July 2, 2014, the Company acquired an 84,000 square foot parking lot in Long Island City, Queens, NY for $28.5 million. The acquisition was financed, in part, by means of a $13 million bridge loan with Capital One and the equity financed from the revolving credit facility. Permanent financing of $15.5 million is expected to close in August 2014 with People’s United Bank to replace the bridge loan. The parking lot is leased to FedEx Ground.

Financial Condition and Results of Operations:

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$7,953	$7,232	$721	10%
Tenant reimbursements	1,502	1,272	230	18%

Total revenues	9,455	8,504	951	11%

Operating expenses:
Property operating	1,644	1,907	(263)	(14)%
General and administrative	1,605	1,637	(32)	(2)%
Depreciation and amortization	2,358	2,532	(174)	(7)%

Total operating expenses	5,607	6,076	(469)	(8)%

Operating income	3,848	2,428	1,420	58%
Interest expense	(2,355)	(2,252)	103	5%
Acquisition costs	(313)	(206)	107	52%
Other	81	1,128	(1,047)	(93)%

Income from continuing operations	1,261	1,098	163	15%
Discontinued Operations:
Loss from discontinued operations, including a loss on disposal of $1,963 for the three months ended June 30, 2013	(59)	(2,570)	(2,511)	(97)%

Net income (loss)	1,202	(1,472)	2,674	182%
Net income attributable to noncontrolling interest	394	89	305	343%

Income (loss) attributable to common stockholders	$808	$(1,561)	$2,369	152%

Revenues

Revenues increased $1 million, or 11%, to $9.5 million for the three months ended June 30, 2014 from $8.5 million for the three months ended June 30, 2013. The increase is principally due to scheduled rent increases, increased tenant reimbursable income and $0.3 million from the acquisition of the Windsor Locks, CT property in the second quarter of 2014.

Operating Expenses

Operating expenses decreased $0.5 million, or 8%, to $5.6 million for the three months ended June 30, 2014 from $6.1 million for the three months ended June 30, 2013. The decrease is primarily due to certain scheduled maintenance projects performed during 2013 and lower environmental and insurance costs incurred in 2014.

Interest Expense

Interest expense increased $0.1 million or 5%, to $2.4 million for the three months ended June 30, 2014 from $2.3 million for the three months ended June 30, 2013. The increase is due to the assumption of debt for one of the acquired properties in the second quarter of 2014 and equity financing for two acquisitions through our line of credit facility.

Acquisition Costs

Acquisition costs increased $0.1 million or 52% to $0.3 million for the three months ended June 30, 2014 from $0.2 million for the three months ended June 30, 2013. The increase is due to the two properties acquired in the second quarter of 2014.

Income (Loss) from Discontinued Operations

Loss from discontinued operations was $0.1 million for the three months ended June 30, 2014 reflecting the wind down of discontinued operations.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$15,770	$14,069	$1,701	12%
Tenant reimbursements	2,959	2,481	478	19%

Total revenues	18,729	16,550	2,179	13%

Operating expenses:
Property operating	3,889	3,660	229	6%
General and administrative	3,909	3,288	621	19%
Depreciation and amortization	4,620	4,791	(171)	(4)%

Total operating expenses	12,418	11,739	679	6%

Operating income	6,311	4,811	1,500	31%
Interest expense	(4,501)	(4,112)	389	9%
Acquisition costs	(583)	(5,258)	(4,675)	(89)%
Other	73	878	(805)	(92)%

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)

Income (loss) from continuing operations	1,300	(3,681)	4,981	135%
Discontinued Operations:
Loss from discontinued operations, including a loss on disposal of $1,963 for the six months ended June 30, 2013	(51)	(3,808)	(3,757)	(99)%

Net income (loss)	1,249	(7,489)	8,738	117%
Net income attributable to noncontrolling interest	399	482	(83)	(17)%

Income (loss) attributable to common stockholders	$850	$(7,971)	$8,821	111%

Revenues

Revenues increased $2.2 million, or 13%, to $18.7 million for the six months ended June 30, 2014 from $16.5 million for the six months ended June 30, 2013. The increase is principally due to the 2014 results reflecting a full six months of activity for the Acquired Properties, scheduled rent increases and $0.3 million from the acquisition of the Windsor Locks property in the second quarter of 2014. The 2013 results included activity from the January 17, 2013 acquisition effective date through June 30, 2013.

Operating Expenses

Operating expenses increased $0.7 million, or 6%, to $12.4 million for the six months ended June 30, 2014 from $11.7 million for the six months ended June 30, 2013. The increase is primarily due to the 2014 results reflecting a full six months of activity for the Acquired Properties and the acquisition of two properties in 2014. The 2013 results included activity from the January 17, 2013 acquisition effective date through June 30, 2013. Additionally, there was an increase in weather related property operating costs and compensation expense in 2014.

Interest Expense

Interest expense increased $0.4 million or 9%, to $4.5 million for the six months ended June 30, 2014 from $4.1 million for the six months ended June 30, 2013. The increase is principally due to the 2014 results reflecting a full six months of activity for the Acquired Properties and the acquisition of two properties in the second quarter of 2014. The 2013 results included activity from the January 17, 2013 effective date through June 30, 2013.

Liquidity and Capital Resources

We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities. Rental revenue, and expense recoveries from tenants are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT status. We seek to increase cash flows from our buildings by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue and use of our new revolving credit facility will continue to provide the funds necessary for our short-term liquidity needs.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, use of our new revolving credit facility and long-term secured and unsecured borrowings and refinancings.

Net Cash Flows:

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Operating Activities

Net cash provided by operating activities was $1.2 million and $0.9 million for the six months ended June 30, 2014, and June 30, 2013, respectively. For the 2014 period, cash provided by operating activities was primarily related to (i) income before depreciation and amortization of $1.3 million, (ii) increases in depreciation and amortization of $4.0 million and (iii) an increase in stock based compensation of $0.2 million offset by (iv) increases in rental income in excess of amounts billed of $1 million, (v) increases in other assets of $2.1 million (vi) a decrease in other liabilities of $1.1 million and (vii) a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities

Net cash used in investing activities was approximately $9.4 million for the six months ended June 30, 2014 and approximately $1.3 million for the six months ended June 30, 2013. For the 2014 period, cash used in investing activities primarily related to the acquisition of two properties totalling approximately $8.5 million and $0.9 million in property improvements. For the 2013 period, cash used in investing activities related to property improvements.

Financing Activities

Net cash provided by financing activities was $6.4 million and $5.7 million for the six months ended June 30, 2014 and June 30, 2013, respectively. For the 2014 period, cash provided by financing activities included (i) proceeds of $10.4 million from our revolving credit facility offset by (ii) payment of the Company’s quarterly and supplemental dividends of $2.5 million, (iii) distributions to non-controlling interests of $1.2 million and (iv) payments of mortgage principal of $0.3 million. For the 2013 period, cash provided by financing activities included (i) proceeds of $16.8 million in mortgage proceeds related to the financing of property acquisitions offset by (ii) repayment of the revolving credit facility of $5 million, (iii) payment of the Company’s quarter and supplemental dividends of $3.5 million, (iv) distributions to non-controlling interests of $2 million, (v) payments of mortgage principal of $0.5 million and repurchases of common stock of $0.1 million.

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

The reconciliation of Net Income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$808	$(1,561)	$850	$(7,971)
Real estate depreciation	988	883	1,916	1,732
Amortization of intangible assets and deferred costs	741	740	1,222	1,578
Interest expense	1,587	1,561	3,067	2,868

EBITDA	4,124	1,623	7,055	(1,793)
Acquisition costs	312	206	582	5,258
Loss from Discontinued operations	59	608	51	1,845

Adjusted EBITDA	$4,495	$2,437	$7,688	$5,310

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

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO, Core FFO and AFFO for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$808	$(1,561)	$850	$(7,971)
Add (deduct) NAREIT defined adjustments
real estate depreciation	988	883	1,916	1,732
amortization of intangibles and deferred costs	756	797	1,286	1,716
Loss from discontinued operations	59	607	51	1,845

Funds From Operations (“FFO”), as defined by NAREIT	2,611	728	4,103	(2,678)
Acquisition costs	313	206	583	5,258

Core FFO, as defined by GTJ REIT, Inc.	2,924	933	4,686	2,580
Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents	(256)	(481)	(676)	(1,086)
amortization of debt mark to market adjustments and financing costs	(15)	(58)	(64)	(137)

AFFO	$2,653	$394	$3,946	$1,357

FFO per common share- basic and diluted	$0.19	$0.05	$0.30	$(0.20)

Core FFO per common share- basic and diluted	$0.21	$0.07	$0.34	$0.19

AFFO per common share- basic and diluted	$0.19	$0.03	$0.29	$0.10

Weighted average common shares outstanding- basic and diluted	13,693,131	13,671,902	13,685,958	13,657,060

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty year term. As of June 30, 2014, the remaining liability of this obligation was approximately $1.3 million and is included in other liabilities on our condensed consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2014 and December 31, 2013, we did not have any variable interest rate liabilities.

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

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Company is involved in lawsuits and other disputes that arise in the ordinary course of business. Our management is currently not aware of any legal matters or pending litigation that would have a significant effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Item 1A. Risk Factors

During the six months ended June 30, 2014, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation (Incorporated by reference to S-11 Registration Statement No. 333-136110).

3.1(a)	Form of Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 1 to S-11 Registration Statement No. 333-136110).

3.2(a)	Bylaws (Incorporated by reference to Registration Statement No. 333-136110).

3.2(b)	Amendment to Bylaws (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.1	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.2	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.3	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.4	Promissory Note dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.5	B. Zimmerman Employment Letter (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 14, 2014	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2014	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)