Form 10-Q
period 2014-09-30
GTJ REIT, Inc.
filed 2014-11-14
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,729,228 shares of common stock as of November 14, 2014.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$167,386	$135,238
Buildings and improvements	190,490	174,227
Total real estate, at cost	357,876	309,465
Less: accumulated depreciation and amortization	(25,741)	(21,449)
Net real estate held for investment	332,135	288,016
Cash and cash equivalents	5,002	6,323
Rental income in excess of amount billed	13,236	11,851
Acquired lease intangible assets, net	15,554	16,528
Assets of discontinued operations	148	461
Other assets	11,842	9,010
Total assets	$377,917	$332,189
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$199,541	$178,930
Revolving credit facility	29,818	—
Accounts payable and accrued expenses	1,792	1,941
Dividends payable	1,103	1,094
Acquired lease intangible liabilities, net	8,100	8,882
Liabilities of discontinued operations	2,257	2,481
Other liabilities	3,098	4,425
Total liabilities	245,709	197,753
Commitments and contingencies
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,729,228 and 13,678,704 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	138,816	138,516
Distributions in excess of net income	(82,336)	(80,641)
Total stockholders’ equity	56,481	57,876
Noncontrolling interest	75,727	76,560
Total equity	132,208	134,436
Total liabilities and equity	$377,917	$332,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$8,664	$7,828	$24,434	$21,897
Tenant reimbursements	1,464	1,443	4,423	3,924
Total revenues	10,128	9,271	28,857	25,821
Expenses:
Property operating expenses	1,916	1,536	5,805	5,196
General and administrative	1,054	1,223	4,963	4,511
Depreciation and amortization	2,360	2,278	6,980	7,068
Total expenses	5,330	5,037	17,748	16,775
Operating income	4,798	4,234	11,109	9,046
Interest expense	(2,650)	(2,164)	(7,151)	(6,276)
Acquisition costs	(353)	125	(936)	(5,133)
Other	(100)	140	(27)	1,018
Income (loss) from continuing operations	1,695	2,335	2,995	(1,345)
Discontinued Operations:
Loss from discontinued operations, including loss on disposal of $ 1,963 for the nine months ended September 30, 2013	(130)	(311)	(181)	(4,120)
Net income (loss)	1,565	2,024	2,814	(5,465)
Less: Net income attributable to noncontrolling interest	545	671	944	1,154
Net income (loss) attributable to common stockholders	$1,020	$1,353	$1,870	$(6,619)
Income (loss) per common share attributable to common stockholders - basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.08	$0.12	$0.15	$(0.18)
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.30)
Net income (loss) attributable to common stockholders	$0.07	$0.10	$0.14	$(0.48)
Weighted average common shares outstanding – basic and diluted	13,729,521	13,678,704	13,700,638	13,664,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss):	$1,565	$2,024	$2,814	$(5,465)
Other comprehensive income:
Available-for-sale securities:
Net change in unrealized gains	—	8	—	100
Comprehensive income (loss)	1,565	2,032	2,814	(5,365)
Less: Net income attributable to noncontrolling interest	545	671	944	1,154
Comprehensive income (loss) attributable to common stockholders	$1,020	$1,361	$1,870	$(6,519)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited, amounts in thousands, except share and per share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2013	$—	13,678,704	$1	$138,516	$(80,641)	$57,876	$76,560	$134,436
Common stock dividends	—	—	—	—	(3,565)	(3,565)	—	(3,565)
Stock-based compensation	—	—	—	300	—	300	—	300
Net issuance of restricted shares	—	50,524	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,777)	(1,777)
Net income	—	—	—	—	1,870	1,870	944	2,814
Balance at September 30, 2014	$—	13,729,228	$1	$138,816	$(82,336)	$56,481	$75,727	$132,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,814	$(5,465)
Loss from discontinued operations, including loss on disposal of $1,963 for the nine months ended September 30, 2013	181	4,120
Net income (loss) from continuing operations	2,995	(1,345)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Depreciation	4,292	3,750
Amortization of intangible assets and deferred charges	1,874	3,069
Stock-based compensation	300	355
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(1,385)	(2,834)
Other assets	(531)	(2,007)
Accounts payable and accrued expenses	(149)	941
Other liabilities	(1,328)	1,335
Net cash provided by operating activities	6,068	3,264
Cash flow from investing activities:
Cash paid for property acquisitions	(40,697)	(911)
Cash paid for property improvements	(2,220)	(811)
Deal pursuit costs	(1,045)	(513)
Purchase of marketable securities	—	(2)
Proceeds from sale of marketable securities	—	33
Net cash (used in) investing activities	(43,962)	(2,204)
Cash flow from financing activities:
Repayment of revolving credit facility	—	(5,000)
Proceeds from mortgage notes payable	13,033	16,775
Payment of mortgage principal	(853)	(700)
Cash distributions to noncontrolling interests	(1,777)	(2,587)
Cash dividends paid	(3,556)	(4,556)
Proceeds from revolving credit facility	29,818	—
Repurchases of common stock		(115)
Net cash provided by financing activities	36,665	3,817
Cash flow from discontinued operations:
Operating activities	(92)	(1,752)
Net (decrease) increase in cash and cash equivalents	(1,321)	3,125
Cash and cash equivalents at the beginning of period	6,323	3,349
Cash and cash equivalents at the end of period	$5,002	$6,474
Supplemental cash flow information:
Cash paid for interest	$7,019	$6,093
Cash paid for income taxes	$—	$1
Supplemental disclosures of non-cash investing activities
Reconciliation of cash paid for acquisition:
Acquisition of real estate	$49,697	$197,990
Assumption of mortgage notes payable	(9,000)	(118,485)
Issuance of UPREIT limited partnership interests	—	(79,505)
Acquisition of other assets and liabilities	—	911
Net cash paid for acquisition	$40,697	$911

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006, under Maryland General Corporation Law. The Company is focused on the acquisition, ownership, management, and operation of commercial real estate located in the New York tri-state area.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “UPREIT”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT; the owner of all 32 properties. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At September 30, 2014, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

As of September 30, 2014, the UPREIT owned 37 properties consisting of approximately 3.2 million square feet of office and industrial properties on 248 acres of land in New York, New Jersey, and Connecticut.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $0.2 million for the nine months ended September 30, 2014.

As of September 30, 2014, approximately $2.8 million and $12.8 million (net of accumulated amortization) relating to above market and in place leases, respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2013, approximately $3.3 million and $13.3 million (net of accumulated amortization) relating to above and in place leases, respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, approximately $8.1 million and $8.9 million, respectively, (net of accumulated amortization) relating to below market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2014, the next five years and thereafter related to the increase to rental revenue from the amortization of the acquired above market and below market lease intangibles and the increase to amortization expense of the in place lease intangibles for properties owned at September 30, 2014 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2014	$82	$658
2015	381	2,488
2016	573	1,702
2017	466	1,144
2018	488	1,109
2019	564	939
Thereafter	2,724	4,799
	$5,278	$12,839

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. Management has determined that there were no indicators of impairment relating to its long-lived assets at September 30, 2014.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At September 30, 2014 and December 31, 2013, the Company had restricted cash in the amount of $1.4 million and $1.3 million, respectively, which was included in other assets on the condensed consolidated balance sheets. The amount for September 2014 includes a collateral deposit of $0.5 million to lock in an interest rate for a loan that closed in October 2014.  The deposit was returned to the Company upon the loan closing.

Fair Value Measurement:

The Company determines fair value in accordance with ASC Topic 820, “Fair Value Measurement” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2014, and December 31, 2013, the Company had determined that no liabilities are required in connection with unrecognized tax positions.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of the financial institutions.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described below in Note 7. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

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

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transaction methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

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

3. REAL ESTATE:

On April 9, 2014, the Company acquired a 226,000 square foot building located on 15.1 acres of land in Windsor Locks, CT for $14.2 million, subject to the assumption of a $9 million mortgage that bears interest at 6.07%. A principal payment of $3 million is due in March 2017, with the balance of the loan maturing in March 2020. The equity was financed from the Company’s revolving credit line facility with Capital One. The distribution facility is triple net leased to Ford Motor Company.

On April 23, 2014, the Company acquired a 75,000 square foot industrial building located on 7.8 acres of land in Parsippany, NJ for $3.3 million. The purchase was financed from the Company’s revolving credit line facility with Capital One.

On July 2, 2014, the Company acquired an 84,000 square foot parking lot in Long Island City, Queens, NY for $28.5 million that is leased to FedEx Ground. The acquisition was financed, in part, by a $13 million bridge loan with Capital One and the equity financed from the Company’s revolving credit facility. Permanent financing of $15.5 million closed in October 2014 with People’s United Bank and replaced the bridge loan.  The permanent financing is for 10 years at an interest rate of 4.18%. Payments for the first seven years are interest only. Payments over the remaining three years of the term are based on a 25 year amortization schedule.

On August 22, 2014, the Company acquired a 50,000 square foot distribution center in Norwalk, CT for $4.2 million that is leased to FedEx Corporation. The purchase was financed from the Company’s revolving credit line facility with Capital One.

The acquired assets and liabilities associated with the Long Island City and Norwalk properties are based upon management’s best available information at the time of the preparation of the condensed consolidated financial statements. However, the business acquisition accounting for these properties are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuations are finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practical, but no later than one year from the respective acquisition dates.

On October 15, 2014, the Company acquired a 125,000 square foot industrial building in Shelton, CT for $9.5 million that is leased to Sikorsky Aircraft Corporation. The purchase was financed from the Company’s revolving credit line facility with Capital One.

On November 4, 2014, the Company invested $1.8 million in exchange for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company and Louis Sheinker, the President and Chief Operating Officer of the Company. The investment in Garden 1101 was financed from the Company’s revolving credit line facility with Capital One.

As disclosed in Note 1, effective January 17, 2013, the Company, through the UPREIT, acquired from Wu/Lighthouse Portfolio, LLC all of the outstanding ownership interests in 25 commercial properties located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interests in the UPREIT. The Acquired Properties had a gross asset value of approximately $198 million, subject to approximately $118 million in aggregate outstanding mortgage indebtedness, which was assumed by the UPREIT. In addition, the Company acquired other assets and assumed certain liabilities in connection with the transaction. Paul Cooper, the Company’s Chairman and Chief Executive Officer was a 6% owner and principal of Wu/Lighthouse Portfolio, Louis Sheinker, the Company’s President and Chief Operating Officer and a director was a 6.666% owner and principal of Wu/Lighthouse Portfolio, and Jerome Cooper the Company’s Chairman Emeritus owned a .666% interest.

4. DISCONTINUED OPERATIONS:

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of capital stock of Shelter Electric Maintenance Corp. (“SEM”).

The following table sets forth the detail of the Company’s loss from discontinued operations for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from discontinued operations	$—	$—	$—	$1,486
Loss from discontinued operations including a loss on disposal of $ 1,963 for the nine months ended September 30, 2013	$(130)	$(311)	$(181)	$(4,120)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Assets:
Cash	$147	$265
Accounts receivable, net	1	55
Other assets	—	141
	$148	$461
Liabilities:
Accounts payable and accrued expenses	$37	$42
Insurance reserve	862	955
Pension withdrawal liability	1,334	1,379
Other liabilities	24	105
	$2,257	$2,481

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2014	December 31, 2013	Maturity
Hartford Life Insurance Company	5.05%	$45,500	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	$15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	$62,169	63,094	3/1/2018
Genworth Life Insurance Company	3.20%	$29,242	29,500	4/30/2018
People’s United Bank	5.23%	$2,475	2,517	10/1/2020
United States Life Insurance Company	5.76%	$22,865	23,319	4/1/2018
Hartford Accident & Indemnity Company	6.07%	$9,257	—	3/1/2020
Capital One Bridge Loan	30 Day Libor + 3.00%	$13,033	—	9/2/2014
		$199,541	$178,930

The Capital One Bridge Loan was repaid on October 3, 2014 though the permanent financing of 28-20 Borden Avenue with People’s United Bank for $15.5 million at an interest rate of 4.18% and maturing in October 2024.

Mortgage notes payable includes $2.6 million of premiums on the debt assumed in connection with the acquisition of various properties. The premiums are being amortized as a reduction to interest expense over the lives of the underlying debt.

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2014, the next five years and thereafter are as follows (in thousands):

Remainder of 2014	$13,562
2015	2,183
2016	2,293
2017	5,669
2018	167,663
2019	82
Thereafter	8,089
Total	$199,541

6. SECURED REVOLVING CREDIT FACILITY:

On April 8, 2014, the Company obtained a $45 million Line of Credit with Capital One, N.A. The revolving credit facility is secured by negative pledges on four properties and is available for the acquisition of real estate, property improvements and general working capital purposes. The facility matures on April 8, 2016, subject to a one year extension option and bears interest using, as defined, (i) LIBOR plus a margin of 200 basis points to 335 basis points depending upon the Company’s leverage ratio, as defined, or (ii) base rate plus an applicable margin, depending upon the Company’s leverage ratio, as defined, with no amortization. The principal amount of the line of credit facility and all interest, fees, and other amounts owing under the line of credit are guaranteed by the Company and the UPREIT. As of September 30, 2014 the outstanding balance of the credit facility was $ 29.8 million.

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2014, the Company has a total of 13,729,228 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of September 30, 2014, or December 31, 2013.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2014:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 20, 2014	December 31, 2013	April 15, 2014	$0.02	(1)
March 20, 2014	March 31, 2014	April 15, 2014	$0.08
June 19, 2014	June 30, 2014	July 15, 2014	$0.08
August 12, 2014	September 30, 2014	October 15, 2014	$0.08

(1)	This represents a supplemental 2013 dividend.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of September 30, 2014, the Company had 446,296 shares available for future issuance of awards under the Plan.

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

On June 4, 2014, 44,704 restricted shares of common stock, with a value of approximately $304,000 (based upon an estimated value of $6.80) were granted to certain executives of the Company. One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2014, the Company issued an aggregate of 8,820 restricted shares of common stock with a value of approximately $60,000 (based upon an estimated value of $6.80 per share) under the Plan to non-managing members of the Board of Directors. The shares vested immediately upon issuance.

In September 2014, management determined the value of a share of common stock to be $9.30 based on a valuation completed with the assistance of an independent third-party for the purposes of valuing shares of the Company’s common stock pursuant to The Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the nine months ended September 30, 2014 and 2013, the Company’s total stock compensation expense was approximately $ 300,000 and $ 335,000, respectively. As of September 30, 2014, there was approximately $ 344,760 of unamortized stock compensation related to restricted stock.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2013	24,632	$6.54
New shares issued through September 30, 2014	53,524	$9.30
Vested	(36,454)	$8.22
Non-vested shares outstanding as of September 30, 2014	41,702	$8.62

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2014:

Non-vested Shares Vesting Schedule	Number of Shares
2014 (3 months)	7,614
2015	18,773
2016	8,040
2017	4,388
2018	2,266
2019	621
Total Non-vested Shares	41,702

8. EARNINGS (LOSS) PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in dilutive earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$1,150	$1,664	$2,051	$(2,499)
Loss from discontinued operations, including loss on disposal of $1,963 for the nine months ended September 30, 2013	(130)	(311)	(181)	(4,120)
Net income (loss) attributable to common stockholders	$1,020	$1,353	$1,870	$(6,619)
Denominator:
Weighted average common shares outstanding – basic and diluted	13,729,521	13,678,704	13,700,638	13,664,354
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.07	$0.10	$0.14	$(0.48)

9. RELATED PARTY TRANSACTIONS:

Douglas Cooper, an officer and director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the nine months ended September 30, 2014 and 2013 were negligible and $.3 million, respectively, representing fees and expenses for various divestitures, the Wu/Lighthouse transaction, and general corporate matters.

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

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company and Louis Sheinker, the President and Chief Operating Officer of the Company.

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of September 30, 2014 and December 31, 2013, the remaining liability was approximately $1.3 million and $1.4 million, respectively, and is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

11. FAIR VALUE:

Fair Value of Financial Instruments:

The fair value of the Company’s financial instruments are determined based upon applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

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

	September 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$5,002	$5,002	$6,323	$6,323
Accounts receivable	891	891	772	772
Financial liabilities:
Accounts payable and accrued expenses	$1,792	$1,792	$1,941	$1,941
Revolving credit facility	29,818	29,818	—	—
Mortgage notes payable	199,541	199,086	178,930	180,664
Pension withdrawal liability	1,334	1,297	1,379	1,249

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

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2014, owns and operates a total of 37 properties consisting of approximately 3.2 million square feet of primarily industrial properties on approximately 248 acres of land in New York, New Jersey and Connecticut. As of September 30, 2014, our properties were 90% leased to 54 tenants.

We focus primarily on the acquisition, ownership, management and operation of commercial real estate. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and income growth without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2013, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2014, there were no material changes to these policies. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report.

Recent Developments:

Recent Acquisitions

Long Island City, Queens, NY

On July 2, 2014, the Company acquired an 84,000 square foot parking lot in Long Island City, Queens, NY for $28.5 million that is leased to FedEx Ground. The acquisition was financed, in part, by means of a $13 million bridge loan with Capital One and the equity financed from the Company’s revolving credit facility. Permanent financing of $15.5 million closed in October 2014 with People’s United Bank and replaced the bridge loan. The permanent loan is for 10 years at 4.18% with interest only payments for the first seven years. Payments over the remaining three years of the term are based on a 25 year amortization schedule.

Norwalk, CT

On August 22, 2014, the Company acquired a 50,000 square foot distribution facility located on 2.9 acres of land in Norwalk, CT for $4.2 million. The purchase was financed from the Company’s revolving credit line facility with Capital One. The entire facility is leased to FedEx Corporation.

Shelton, CT

On October 15, 2014, the Company acquired a 125,000 square foot industrial building in Shelton, CT for $9.5 million that is leased to Sikorsky Aircraft Corporation. The purchase was financed from the Company’s revolving credit line facility with Capital One.

Garden City, NY

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that    will be converted to a medical office building. The general partners of Garden 1101 include members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company and Louis Sheinker, the President and Chief Operating Officer of the Company. The investment in Garden 1101 was financed from the Company’s revolving credit line facility with Capital One.

Financial Condition and Results of Operations:

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$8,664	$7,828	$836	11%
Tenant reimbursements	1,464	1,443	21	1%
Total revenues	10,128	9,271	857	9%
Operating expenses:
Property operating	1,916	1,536	380	25%
General and administrative	1,054	1,223	(169)	-14%
Depreciation and amortization	2,360	2,278	82	4%
Total operating expenses	5,330	5,037	293	6%
Operating income	4,798	4,234	564	13%
Interest expense	(2,650)	(2,164)	486	22%
Acquisition costs	(353)	125	478	382%
Other	(100)	140	240	171%
Income from continuing operations	1,695	2,335	(640)	-27%
Discontinued Operations:
Loss from discontinued operations	(130)	(311)	(181)	-58%
Net income (loss)	1,565	2,024	(459)	-23%
Less: Net income attributable to noncontrolling interest	545	671	(126)	-19%
Income (loss) attributable to common stockholders	$1,020	$1,353	$(333)	-25%

Revenues

Revenues increased $0.9 million, or 9%, to $10.1 million for the three months ended September 30, 2014 from $9.3 million for the three months ended September 30, 2013. The increase is principally comprised of $0.8 million from the acquisitions of the Windsor Locks, CT property in April of 2014 and the Long Island City, NY and Norwalk, CT properties in the third quarter of 2014.

Operating Expenses

Operating expenses increased $0.3 million, or 6%, to $5.3 million for the three months ended September 30, 2014 from $5 million for the three months ended September 30, 2013. The increase is primarily due to the acquisition of four properties during 2014.

Interest Expense

Interest expense increased $0.5 million or 22%, to $2.7 million for the three months ended September 30, 2014 from $2.2 million for the three months ended September 30, 2013. The increase is due to the assumption of debt for the Windsor Locks, CT property acquired in April 2014, the bridge loan for the Long Island City, NY property acquired in July 2014 and the equity financing for the four acquisitions in 2014 through the line of credit facility.

Acquisition Costs

Acquisition costs increased $0.5 million or 382% to $0.4 million for the three months ended September 30, 2014 from ($0.1) million for the three months ended September 30, 2013. The increase is due to the two properties acquired in the third quarter of 2014.

Loss from Discontinued Operations

Loss from discontinued operations was $0.1 million for the three months ended September 30, 2014 reflecting the wind down of former operating companies.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$24,434	$21,897	$2,537	12%
Tenant reimbursements	4,423	3,924	499	13%
Total revenues	28,857	25,821	3,036	12%
Operating expenses:
Property operating	5,805	5,196	609	12%
General and administrative	4,963	4,511	452	10%
Depreciation and amortization	6,980	7,068	(88)	-1%
Total operating expenses	17,748	16,775	973	6%
Operating income	11,109	9,046	2,063	23%
Interest expense	(7,151)	(6,276)	(875)	-14%
Acquisition costs	(936)	(5,133)	(4,197)	-82%
Other	(27)	1,018	1,045	103%
Income (loss) from continuing operations	2,995	(1,345)	4,340	323%
Discontinued Operations:
Loss from discontinued operations, including a loss on disposal of $1,963 for the nine months ended September 30, 2013	(181)	(4,120)	(3,939)	-96%
Net income (loss)	2,814	(5,465)	8,279	151%
Less: Net income attributable to noncontrolling interest	944	1,154	(210)	-18%
Income (loss) attributable to common stockholders	$1,870	$(6,619)	$8,489	128%

Revenues

Revenues increased $3 million, or 12%, to $28.9 million for the nine months ended September 30, 2014 from $25.8 million for the nine months ended September 30, 2013. The increase is principally due to the 2014 results reflecting a full nine months of activity for the 25 properties acquired in January 2013 (“Acquired Properties”) and $1.1 million from the acquisitions of the Windsor Locks property in the second quarter of 2014 and the Long Island City, NY and Norwalk, CT properties in the third quarter of 2014. The 2013 results included activity from the January 17, 2013 acquisition effective date through September 30, 2013.

Operating Expenses

Operating expenses increased $1 million, or 6%, to $17.7 million for the nine months ended September 30, 2014 from $16.7 million for the nine months ended September 30, 2013. The increase is primarily due to the 2014 results reflecting a full nine   months of activity for the Acquired Properties and the acquisitions of four properties in 2014. The 2013 results included activity from the January 17, 2013 acquisition effective date through September 30, 2013. Additionally, there was an increase in weather related property operating costs and compensation expense in 2014.

Interest Expense

Interest expense increased $0.9 million or 14%, to $7.2 million for the nine months ended September 30, 2014 from $6.3 million for the nine months ended September 30, 2013. The increase is principally due to the 2014 results reflecting a full nine months of activity for the Acquired Properties and the financing of four property acquisitions in the second and third quarters of 2014. The 2013 results included activity from the January 17, 2013 effective date through September 30, 2013.

Liquidity and Capital Resources

Our liquidity needs are and will continue to be satisfied through cash flows generated by operations and financing activities. Rental revenue, and expense recoveries from tenants are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT status. We seek to increase cash flows from our buildings by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue and use of our new revolving credit facility will continue to provide the funds necessary for our short-term liquidity needs.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, use of our new revolving credit facility and long-term secured and unsecured borrowings and refinancings.

As of September 30, 2014 the outstanding balance on the Company’s revolving credit facility was $29.8 million.

Net Cash Flows:

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Operating Activities

Net cash provided by operating activities was $6.1 million and $3.3 million for the nine months ended September 30, 2014, and September 30, 2013, respectively. For the 2014 period, cash provided by operating activities included (i) income before depreciation and amortization of $3 million, (ii) an increase in depreciation and amortization of $6.1 million and (iii) an increase in stock based compensation of $0.3 million offset by (iv) increases in rental income in excess of amounts billed of $1.4 million, (v) increases in other assets of $0.5 million (vi) a decrease in other liabilities of $1.3 million and (vii) a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities

Net cash used in investing activities was $44 million for the nine months ended September 30, 2014 and $2.2 million for the nine months ended September 30, 2013. For the 2014 period, cash used in investing activities was attributable to the acquisitions of four properties totaling approximately $40.7 million, $2.2 million in property improvements and $1.1 million in deal pursuit costs. For the 2013 period, cash used in investing activities were for property improvements and deal pursuit costs.

Financing Activities

Net cash provided by financing activities was $36.7 million and $3.8 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. For the 2014 period, cash provided by financing activities included (i) proceeds of $29.8 million from our revolving credit facility and (ii) a $13 million bridge loan for the acquisition of the Long Island City, NY property offset by (iii) payments of the Company’s quarterly and supplemental dividends of $3.5 million, (iv) distributions to non-controlling interests of $1.8 million and (v) payments of mortgage principal of $0.8 million. For the 2013 period, cash provided by financing activities included (i) proceeds of $16.8 million in mortgage proceeds related to the financing of property acquisitions offset by (ii) repayment of the revolving credit facility of $5 million, (iii) payments of the Company’s quarterly and supplemental dividends of $4.6 million, (iv) distributions to non-controlling interests of $2.6 million, (v) payments of mortgage principal of $0.7 million and repurchases of common stock of $0.1 million.

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

The reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2014, and 2013, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$1,020	$1,353	$1,870	$(6,619)
Real estate depreciation	1,019	866	2,935	2,598
Amortization of intangible assets and deferred costs	545	571	1,548	2,149
Interest expense	1,655	1,495	4,722	4,362
EBITDA	4,239	4,285	11,075	2,490
Acquisition costs	353	(125)	936	5,133
Loss from discontinued operations	130	311	181	4,119
Adjusted EBITDA	$4,722	$4,471	$12,192	$11,742

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

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$1,020	$1,353	$1,870	$(6,619)
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,019	866	2,935	2,598
Amortization of intangibles and deferred costs	507	621	1,574	2,337
Loss from discontinued operations	130	310	181	4,119
Funds From Operations (“FFO”), as defined by NAREIT	2,676	3,150	6,560	2,435
Acquisition costs	354	(125)	937	5,133
Core FFO, as defined by GTJ REIT, Inc.	3,030	3,025	7,497	7,568
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(248)	(804)	(924)	(1,890)
Amortization of debt mark to market adjustments and financing costs	38	(51)	(26)	(188)
AFFO	$2,820	$2,170	$6,547	$5,490
FFO per common share- basic and diluted	$0.19	$0.23	$0.48	$0.18
Core FFO per common share- basic and diluted	$0.22	$0.22	$0.55	$0.55
AFFO per common share- basic and diluted	$0.21	$0.16	$0.48	$0.40
Weighted average common shares outstanding- basic and diluted	13,729,521	13,678,704	13,700,638	13,664,354

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty year term. As of September 30, 2014, the remaining liability of this obligation was approximately $1.3 million and is included in liabilities of discontinued operations on our condensed consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. At December 31, 2013, we did not have any variable interest rate liabilities. As of September 30, 2014 the Company has a variable rate line of credit facility with Capital One that bears interest at (i) LIBOR plus a margin of 200 basis points to 335 basis points depending upon the Company’s leverage ratio, as defined, or (ii) base rate plus an applicable margin, depending upon the Company’s leverage ratio. Interest expense on our variable rate line of credit facility would increase by as much as $450,000 annually if LIBOR increased 100 basis points. Additionally, the Company had a LIBOR based bridge loan as of September 30, 2014 that was used for the purpose of financing the acquisition of our Long Island City, NY property in July 2014 that was repaid in October 2014.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2014, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

GTJ REIT, INC.

Dated: November 14, 2014	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)