Form 10-K
period 2014-12-31
GTJ REIT, Inc.
filed 2015-03-27
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of March 17, 2015, there were 13,729,228 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

PART I

ITEM 1. BUSINESS

Overview

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of the date of this report, owns and operates a total of 45 commercial properties in New York, New Jersey, and Connecticut. We focus primarily on the acquisition, ownership, management and operation of commercial real estate. We previously provided, through our taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services, as well as electrical construction services. These operations have all been disposed.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership; the owner of all 45 properties. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the acquisition of six properties in 2014 and seven in 2015, the

Company currently beneficially owns a 66.71% interest in a total of 45 properties consisting of approximately 4.1 million square feet of primarily industrial properties on approximately 333 acres of land in New York, New Jersey, and Connecticut.

•	Our 2015 contractual rental income (as described below) is approximately $33.2 million;
•	The occupancy rate of our properties owned as of December 31, 2014 is approximately 90% based on square footage, plus land available;
•	The weighted average remaining term of the leases generating our 2015 contractual rental income is 8.0 years.

Our 2015 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2015 under leases existing at December 31, 2014. Contractual rental income excludes straight-line rent and amortization of intangibles.

2014 Highlights and 2015 Developments

•	Our total revenues were $39.3 million, an increase of $4.8 million, or 14%, from 2013.
•	Completed approximately 235,000 square feet of new leasing and renewals of existing leases during 2014.
•	We increased our Core Funds From Operations, or Core FFO, from $9.8 million in 2013 to $10.6 million in 2014.
•

We obtained a $45 million Line of Credit from Capital One Bank, N.A. in April 2014.  The Line of Credit capacity was expanded to $60 million in November 2014. The Obligations under this Line of Credit were satisfied on February 20, 2015.

•

We acquired six properties at an aggregate purchase price totaling $59.7 million and 477,000 square feet, representing $2.2 million of revenue in 2014. $1.1 million of the aggregate purchase price is included in other assets on the consolidated balance sheets.

•	Invested $1.8 million in exchange for a limited partnership interest in a 90,000 square foot office building in Garden City, NY that will be converted to medical office.
•

We financed $15.5 million of mortgage debt secured by a property at 28-20 Borden Avenue, Long Island City, NY for a 10 year term at 4.18%.  Payments are interest only for the first three years of the term with the balance of payments based on a 30 year amortization schedule.

•	On January 20, 2015, the Company acquired a 92,500 square foot specialty office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.
•

On February 20, 2015, the Company completed the financing of 28 properties for $233.1 million with a 10 year term at an interest rate of 4.05% with interest only payments due throughout the term. The proceeds from the financing repaid and retired approximately $199.9 million of current outstanding indebtedness and fees including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56 million to Capital One, N.A for our revolving credit facility, (iii) $50.2 million to Hartford Accident and Indemnity Company, and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating the facilities.

•

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 681,754 square feet in Piscataway, NJ.  The net aggregate purchase net price including closing costs was $64.6 million. The purchase price was funded with a combination of $25.5 million from the net proceeds of the Company’s February 20, 2015 financing and the remaining $39.1 million from a mortgage with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company (together the “Allstate Loan”). The Allstate Loan provides a secured facility with a 10-year term loan.  During the first three years of the term loan, it requires interest only payments at the rate of 4% per annum. Following this period until the loan matures in March 1, 2025, payments will be based on a 30 year amortization schedule.

Description of Business

We intend to further expand our real estate portfolio beyond our current portfolio of 45 properties. We seek to acquire commercial real estate at favorable prices; focusing on the industrial product sector. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the ability and flexibility to move quickly when an opportunity presents itself.

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

To the extent it is in the interest of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide current cash distributions to stockholders.

We intend to acquire properties with financing from mortgage or other debt or may acquire properties subject to existing indebtedness. We may also acquire properties, including a portfolio of properties, in exchange for an interest in our Operating Partnership (GTJ Realty, LP). We do not intend to incur aggregate indebtedness in excess of 75% of the gross fair value of our properties. Fair value, defined as the amount at which an investment could be exchanged in a current transaction with market participants, will be determined by management, using analytical data and other available information, including independent appraisals.

Decisions relating to the purchase or sale of properties are approved by our Board of Directors (the “Board”). Our Board is responsible for monitoring the administrative procedures, investment operations, and performance of our Company to ensure our policies are carried out. Our Board oversees our investment policies to determine that our policies are in the best interests of our stockholders.

Our Business Objective

Our business objective is to maintain and increase, over time, the cash available for distribution to our stockholders and enhance stockholder value by:

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

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 80% of our 2015 contractual rental income expire after 2016, approximately 42% of our 2015 contractual rental income expire after 2024; and

•

Scheduled rent increases. Leases representing approximately 85% of our 2015 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

•	Experienced Management Team: The three senior members of our management team have significant real estate industry experience, each averaging in excess of 20 years.

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

Shelter Electric

On May 2, 2013, Shelter Express completed the sale of all of the issued and outstanding capital stock of Shelter Electric to an unrelated third party. This business provided support services for MetroClean Express and electrical contracting services to other customers.

Shelter Parking

Shelter Parking formerly operated and managed parking facilities in the New York tri-state area. On February 1, 2012, we exited the parking business.

Employees

As of December 31, 2014, we had 13 employees who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good.

Our Compliance with Governmental Regulations

Many laws and government regulations are applicable to our Company and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. Therefore, we may incur additional costs in connection with the ADA. There are also federal, state, and local laws which also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and pay dividends and distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation

Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. If we incur substantial costs to comply with any governmental environmental laws and regulations or the results of private litigation, our financial condition, results of operations, cash flow, and ability to satisfy our debt obligations and pay dividends and distributions could be adversely affected.

Use of Hazardous Substances by Some of Our Tenants

Some of our tenants may handle hazardous or toxic substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require the tenants, in their respective leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties. If we incur substantial costs in order to comply with any environmental laws and regulations, our financial condition, results of operations, cash flow, and ability to satisfy our debt obligations and pay dividends and distributions could be adversely affected.

Other Federal, State, and Local Regulations

Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. Although we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make liquidating distributions to our stockholders. We believe, based in part on engineering reports which we generally obtain at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Our Corporate Information

Our principal executive offices are located at 60 Hempstead Avenue, Suite 718, West Hempstead, New York 11552. Our telephone number is (516) 693-5500. Our website is www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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

ITEM 1A. RISK FACTORS

You should carefully consider the specific factors listed below, together with the cautionary statement under the caption “Cautionary Statement Regarding Forward Looking Statements” and the other information included in this Annual Report on Form 10-K. If any of the following significant risk factors set forth below actually occur, our business, financial condition, or results of operation could be materially adversely affected and the value of our common stock could decline and potentially affect our ability to pay dividends and distributions.

Risks Related to our Organization and Structure

Our failure to qualify as a REIT would subject us to corporate level income tax, which would materially impact funds available for distribution.

We intend to continue to operate in a manner so as to qualify as a REIT. Qualifying as a REIT requires us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are fact specific. Therefore, while we intend to qualify as a REIT, it may not be possible at this time to assess our ability to satisfy these various tests on a continuing basis. Additionally, we cannot guarantee that we will in fact qualify as a REIT or remain qualified as a REIT in the future.

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

Our growth depends on external sources of capital which are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third‑party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third‑party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current debt levels, our current and expected future earnings, our cash flow and cash dividends, among other factors. If we cannot obtain capital from third‑party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short‑term basis even if the then prevailing market conditions are not favorable for these borrowings. These short‑term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non‑deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments. To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

We may be subject to adverse legislative or regulatory tax changes affecting REITs that could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Risks Related to Our Business and Properties

We depend upon our tenants to pay rent in a timely manner, and their inability or unwillingness to pay rent could impact our ability to pay our indebtedness, leading to possible defaults, and reduce cash available for distribution to our stockholders.

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

Approximately 38% of our 2014 revenues and 41% of our 2015 contractual rental income is derived from leases with the City of New York for four locations used as bus depots, three leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant default or financial distress could significantly reduce our revenues.

The leases with the City of New York, Federal Express and Avis Rent-A-Car Systems, Inc. are triple net leases and provide for escalations. Any disruption or delay in these tenants’ ability to perform under the leases could cause interruptions in the receipt of, or loss of, a significant amount of rental revenues and could result in requiring us to pay operating expenses currently paid by the tenants which could substantially reduce our income from operations and our ability to meet our debt service requirements and make distributions to our stockholders.

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

All of our properties are located in the three states in the Northeast, New York, New Jersey and Connecticut. This geographic concentration exposes us to greater risks than if we owned properties in multiple geographic regions. General economic conditions in the Northeast may significantly affect the occupancy and rental rates of our properties. Further, the economic condition of the region may also depend on a few industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the Northeast region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations, and our ability to meet our debt service requirements and make distributions to our stockholders.

Lack of liquidity of real estate could make it difficult for us to sell properties within our desired time frame.

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

In addition, if our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases or to attract new tenants. As a result, our results of operations, cash flow and distributions to our shareholders may be adversely affected.

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

We review the carrying value of our properties when circumstances, such as adverse market conditions indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses would have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition.

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

In connection with a sale of a property, our preference will be to obtain an all-cash sale price. However, we may accept a purchase money obligation secured by a mortgage on the property as partial payment. The terms of payment upon sale will be affected by the salient economic and market conditions. To the extent we receive notes, securities, or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sale proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced, or otherwise disposed of. Thus, the distribution of the proceeds of a sale to stockholders may need to be paid from other sources.

Our performance and value are subject to general economic conditions and risks associated with our real estate assets.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

•	changes in general or local economic climate;
•	the attractiveness of our properties to potential tenants;
•	changes in supply of or demand for similar or competing properties in an area;
•	bankruptcies, financial difficulties or lease defaults by our tenants;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;
•	changes in operating costs and expenses and our ability to control rents;
•

changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;
•	changes in the cost or availability of insurance, including coverage for mold or asbestos;
•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;
•	periods of high interest rates and tight money supply;
•	tenant turnover;
•	general overbuilding or excess supply in the market; and
•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with other owners, operators and developers of real estate, some of which own properties similar to ours in the same markets and submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flows, cash available for distribution, trading price of our securities and ability to satisfy our debt service obligations could be materially adversely affected.

A property that incurs a vacancy could be difficult to sell or re‑lease, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a tenant. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenue resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. Except with respect to our current reserves for capital expenditures, tenant improvements and leasing commissions, we cannot assure you that we will have adequate sources of funding available to us for such purposes in the future.

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects the lease and we may be unable to collect balances due on our leases.

If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases. Our tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions, and those tenants that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases. In addition, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced and could adversely impact our ability to pay distributions to stockholders.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean‑up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean‑up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on your investment.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

Our officers and directors may have other interests which may conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders.

Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide on whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Our officers and directors are expected to disclose, in a timely and fair manner, such instances, and we require that potential conflicts be brought to the attention of our Board of Directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only three officers and directors conduct a real property business apart from his activities with us. These individuals are Paul Cooper, our Chairman and Chief Executive Officer, Louis Sheinker, our President, Chief Operating Officer, Secretary, and Director, and Jeffrey Wu, who is a member of our Board of Directors.

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

Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings to acquire properties would be secured by mortgages on our properties. In February 2015, we refinanced a substantial portion of our real estate portfolio in the amount of approximately $233.1 million. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. In addition, the foreclosure of certain of our properties may trigger additional liabilities for us, such as payments which may be required pursuant to the Tax Protection Agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 38 properties as of December 31, 2014 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY	Industrial	—	10.1
401 Fieldcrest Drive, Elmsford, NY	Industrial	—	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	71,326	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.1
23-85 87th Street, East Elmhurst, NY	Industrial	52,020	7.0
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY	Industrial	453,247	10.4
28-20 Borden Avenue, Long Island City, NY	Land	—	1.9
New Jersey
100 American Road, Morris Plains, NJ	Industrial	128,564	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	97,540	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	75,000	7.8
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,564	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,000	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	100,310	5.2
12 Cascade Boulevard, Orange, CT	Industrial	97,820	4.8
15 Executive Boulevard, Orange, CT	Industrial	114,965	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,000	2.8
35 Executive Boulevard, Orange, CT	Office	66,000	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
8 Farm Springs Road, Farmington, CT	Office	107,654	10.5
110 Old County Circle, Windsor Locks, CT	Industrial	226,661	13.6
229 Old County Road, Windsor Locks, CT	Land	—	9.0
4 Meadow Street, Norwalk, CT	Industrial	50,000	2.9
Total		3,354,926	269.3

Our Leases

Substantially all of our leases are net or ground leases under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and operating costs. The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases and naming us an additional insured. The Company typically evaluates a tenant’s credit quality by reviewing tenant’s financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s credit worthiness and financial condition. The Company monitors the tenants’ credit worthiness and financial condition throughout the term of their leases by requiring them to provide financial and other information necessary as per the terms of their respective leases, by reviewing rating agency reports and credit reports, when available and reviewing other available sources of information.

Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2014:

Year of Lease Expiration(1)	Number of Expiring Leases	Square Foot of Expiring Leases	2015 Contractual Rental Income Under Expiring Leases	Percent of 2015 Contractual Rental Income Represented by Expiring Leases
2015	6	168,330	$1,083,249	3%
2016	10	597,390	5,626,012	17%
2017	7	270,721	1,575,663	5%
2018	3	156,497	1,305,357	4%
2019	5	324,160	1,806,525	5%
2020	5	160,041	1,641,730	5%
2021	2	67,267	461,681	1%
2022	1	102,610	548,686	2%
2023	5	727,862	4,937,605	15%
2024	1	15,000	150,000	1%
2025 and after	10	719,804	14,068,868	42%
	55	3,309,682	$33,205,376	100%
(1)	Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2014:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2015 Contractual Rental Income	% of 2015 Contractual Rental Income
NYC, NY	Industrial	10	7	$14,483,542	44%
Westchester, NY	Industrial	19	10	6,572,864	20%
Connecticut	Industrial/Office	18	15	7,782,549	23%
New Jersey	Industrial	8	6	4,366,421	13%
Total		55	38	$33,205,376	100%

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

Real Property Used By Us in Our Businesses

The real properties used by us as of December 31, 2014, for the day to day conduct of our businesses are as follows (all of which are leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$ 22,840 / 12/31/2020	Executive Offices

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits and other disputes which, from time to time, arise in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

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

Outstanding Common Stock and Holders

As of March 17, 2015, we had 13,729,228 shares issued and outstanding, held by approximately 511 shareholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 26, 2015, our Board of Directors declared a supplemental distribution of $.09 per share of common stock, payable with respect to the year ended December 31, 2014, to stockholders of record at the close of business on March 31, 2015; payable on or about April 15, 2015. On March 26, 2015, our Board of Directors also declared a quarterly cash dividend of $0.09 per share of common stock, payable with respect to the first quarter ended March 31, 2015 to common stockholders of record as of the close of business on March 31, 2015; payable on or about April 15, 2015. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2014 and 2013:

Record Date	Dividend Type	Announcement Date	Payment Date	$ Amount Per Share
12/31/2014	Regular	11/12/2014	01/15/2015	0.08

09/30/2014	Regular	08/12/2014	10/15/2014	0.08

06/30/2014	Regular	06/19/2014	07/15/2014	0.08

03/31/2014	Regular	03/20/2014	04/15/2014	0.08

12/31/2013	Supplemental	03/21/2014	04/15/2014	0.02

12/31/2013	Regular	11/04/2013	01/15/2014	0.08

09/30/2013	Regular	08/07/2013	10/15/2013	0.08

06/30/2013	Regular	06/06/2013	07/15/2013	0.08

03/31/2013	Regular	03/21/2013	04/15/2013	0.08

03/31/2013	Supplemental	03/21/2013	04/15/2013	0.09

We have determined for income tax purposes that 100% of the total dividends distributed to shareholders during 2014 represented ordinary income. The total distributions paid in 2014 were the result of cash flow from operations with any shortfalls made up from cash flow from other sources or cash on hand.

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

The following information is provided as of December 31, 2014 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)	(d)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	265,000	$11.14	553,704	446,296
Equity compensation plans not approved by security holders	—	—	—	—
Total	265,000	$11.14	553,704	446,296
(1)	This equity compensation is under the 2007 Stock Incentive Award Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not have a plan for the purchase of shares of our common stock, and did not purchase any of the same during the year ended December 31, 2014 except for the purchase of 3,000 shares at the rate of $6.80 per share from a former employee pursuant to a severance agreement.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2014, we owned 38 properties, predominately all industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing their financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of discontinued operations on our consolidated statements of operations. These businesses have all been disposed as of December 31, 2014.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership, the owner of all 32 properties. As a result of the transaction, as well as the six properties acquired in 2014 and seven in 2015, we currently beneficially own a 66.71% interest in the 45 property portfolio, consisting of approximately 4.1 million square feet of industrial, warehouse, office, retail and other properties on 333 acres of land in New York, New Jersey and Connecticut.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long lived assets at December 31, 2014.

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

We account for income taxes under the asset and liability method, as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2014 as compared with Year Ended December 31, 2013

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$33,406	$29,271	$4,135	14%
Tenant reimbursements	5,936	5,233	703	13%
Total revenues	39,342	34,504	4,838	14%
Expenses:
General and administrative expenses	6,064	6,341	(277)	-4%
Acquisition costs	1,006	5,538	(4,532)	-82%
Property operating expenses	7,743	6,968	775	11%
Depreciation and amortization	9,428	10,758	(1,330)	-12%
Total operating expenses	24,241	29,605	(5,364)	-18%
Operating income	15,101	4,899	10,202	208%
Other income (expense):
Interest expense	(9,918)	(8,412)	1,506	18%
Insurance recovery	—	1,238	(1,238)	nm
Other	(31)	(174)	(143)	-82%
Income (loss) from continuing operations	5,152	(2,449)	7,601	310%
Discontinued Operations:
Loss from operations of discontinued operations including loss on sale of $1,963 for the year ended December 31, 2013	(276)	(4,834)	4,559	94%
Net income (loss)	4,876	(7,283)	12,159	167%
Net income attributable to noncontrolling interest	1,641	734	907	124%
Net income (loss) attributable to common stockholders	$3,235	$(8,017)	$11,252	140%

nm—not meaningful

Property Rental Revenues

Property rentals revenue increased $4.1 million, or 14%, to $33.4 million for the year ended December 31, 2014 from $29.3 million for the year ended December 31, 2013. This increase is primarily attributable to the acquisition of four income producing properties during 2014 and the rents derived from 235,000 square feet of new leases and renewals of existing tenancies.

Tenant Reimbursements

Tenant reimbursements increased $0.7 million, or 13%, to $5.9 million for the year ended December 31, 2014 from $5.2 million for the year ended December 31, 2014. This increase is primarily attributable to the acquisition of four income producing properties during 2014 as well as an increase in recoverable operating expenses.

Operating Expenses

Operating expenses decreased $5.4 million, or 18%, to $24.2 million for the year ended December 31, 2014 from $29.6 million for the year ended December 31, 2013. This decrease is primarily attributable to 2013 transaction costs related to the acquisition of 25 properties in January 2013. Property operating expenses increased $0.8 million or 11% mainly due to the acquisition of six properties during 2014, owning the 25 properties acquired in January 2013 for the full year in 2014 and an increase in weather related property operating expenses in 2014.

Interest Expense

Interest expense increased $1.5 million, or 18%, to $9.9 million for the year ended December 31, 2014 from $8.4 million for the year ended December 31, 2013. This increase is primarily attributable to the additional interest on debt relating to the acquisition of six properties during 2014.

Insurance Recovery

Insurance recovery of $1.2 million for the year ended December 31, 2013 was the result of the settlement of an insurance claim.

Acquisition Costs

Acquisition costs decreased $4.5 million, or 82%, to $1 million for the year ended December 31, 2014 from $5.5 million for the year ended December 31, 2013. The decrease was due to costs incurred in connection with the acquisition of 25 properties in January 2013 whereas six properties were acquired during 2014.

Discontinued Operations

The loss from discontinued operations of $0.3 million for the year ended from December 31, 2014 represents expenses incurred in connection with the continued wind down of former operating companies.

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

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining loans secured by our unencumbered properties, and property sales. Our available liquidity at December 31, 2014 was approximately $8.3 million, consisting of cash and cash equivalents and $16.2 million from our revolving credit facility with Capital One, N.A. As of December 31, 2014 the outstanding balance on the Company’s revolving credit facility was $43.8 million. On February 20, 2015, the Company secured a $233.1 million loan facility.  Available proceeds under the facility repaid approximately $56 million outstanding on the Capital One N.A. revolving credit facility, thereby paying off and terminating the revolving credit facility.

We expect to meet substantially all of our operating cash requirements (including dividend payments required to maintain our REIT status and estimated $0.9 million of 2015 principal mortgage debt amortization) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. Additionally, in the normal course of our business, we may sell properties when we determine that it is in our best interests, which also generates additional liquidity.

Net Cash Flows

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Operating Activities

Net cash provided by operating activities was $10.5 million for 2014 compared to $5.7 million in 2013. The increase is mainly attributable to the net increased cash flows resulting from the acquisition of six properties in 2014 and the transaction costs in 2013 associated with acquiring 25 properties. 2014 cash flow from operations of $10.5 million included (i) net income from continuing operations of $5.2 million, (ii) depreciation and amortization of $9.4 million, and (iii) stock based compensation of $0.3 million partially offset by (iv) an increase in other assets of $2.1 million, (v) an increase in rental income in excess of amounts billed of $1.9 million and (vi) a decrease in accounts payable, accrued expenses and other liabilities of $0.4 million. 2013 cash flow provided by operating activities of $5.7 million included (i) a net loss from continuing operations of $2.5 million, (ii) depreciation and amortization of $10.4 million, (iii) an increase in accounts payable, accrued expenses and other liabilities of $3.0 million and (iv) stock based compensation of $0.4 million offset by (v) an increase in rental income in excess of amounts billed of $3.3 million and (vi) an increase in other assets of $2.3 million.

Investing Activities

Net cash used in investing activities was $55.5 million for the year ended December 31, 2014 compared to $2.3 million for the year ended December 31, 2013. For the 2014 period, cash used in investing activities was primarily related to (i) the net cash paid for the acquisition of six properties totaling approximately $49.6 million, (ii) contract deposits of $2.5 million for acquisitions that closed in 2015, (iii) a limited partnership investment of $1.8 million and (iv) property improvements of $1.6 million. For the 2013 period, cash used in investing activities primarily related to property improvements of $1.9 million and the net cash paid for acquisitions of $0.9 million offset by proceeds from the sale of marketable securities of $0.5 million.

Financing Activities

Net cash provided by financing activities was approximately $47.3 million for the year ended December 31, 2014. For the 2014 period, cash provided by financing activities was attributable to (i) proceeds from our revolving credit facility of $56.9 million, and (ii) proceeds from mortgage note payable $15.5 million partially offset by (iii) the pay down of a $13.1 million bridge loan used to acquire a property in Long Island City, New York, (iv) the payment of the Company’s dividends totaling $4.7 million, (v) a $3.3 million good faith deposit for a loan facility that closed in February 2015, (vi) distributions to partners of $2.3 million and (vii) payments of mortgage principal of $1.7 million.  Net cash provided by financing activities in 2013 was approximately $1.9 million and was related to proceeds from mortgage note payable of $16.8 million partially offset by payments of the Company’s dividends offset of $5.7 million, repayments to our revolving credit facility of $5 million, distributions to partners of $3.1 million, payments of mortgage principal of $1.0 million and repurchases of the Company’s common stock of $0.1 million.

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

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	2014	2013
Net income (loss) attributable to common stockholders	$3,235	$(8,017)
Real estate depreciation	3,966	3,881
Amortization of intangible assets and deferred costs	2,112	3,367
Interest expense	6,630	5,838
EBITDA	15,943	5,069
Acquisition costs	1,006	5,538
Discontinued operations	276	4,834
Adjusted EBITDA	$17,225	$15,441

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of

Real Estate Investment Trusts (“NAREIT”) and defines FFO to equal net income (loss) computed in accordance with GAAP; excluding gains or losses from sales of property, excluding asset impairments, plus real estate-related depreciation and amortization and loss from discontinued operations. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expenses which may not be immediately apparent from net income.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional   measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight lined rent, amortization of lease intangibles, mark to market debt adjustments and financing costs which are not indicative of the results of our operating portfolio.

However, FFO, Core FFO and AFFO:

•

do not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, Core FFO and AFFO generally reflects all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP; and
•	should not be considered an alternative to net income as an indication of our performance.

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO and AFFO for the years ended December 31, 2014 and 2013 (in thousands, except for per share data):

Reconciliation of Net Income (Loss) to FFO and AFFO (in thousands, except share and per share data):

	2014	2013
Net income (loss) attributable to common stockholders	$3,235	$(8,017)
Add (deduct) NAREIT defined adjustments:
real estate depreciation	3,966	3,881
amortization of intangibles and deferred costs	2,126	3,592
loss from discontinued operations	276	4,834
Funds From Operations (“FFO”), as defined by NAREIT:	9,603	4,290
Adjustments to arrive at Core FFO acquisition related costs	1,006	5,538
Core FFO, as defined by GTJ REIT, Inc.	10,609	9,828
Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents and amortization of lease intangibles	(1,265)	(2,189)
amortization of mark to market debt adjustments and financing costs	(14)	(226)
AFFO	$9,330	$7,413
FFO per common share-basic and diluted	$0.70	$.31
Core FFO per common share-basic and diluted	$0.77	$.72
AFFO per common share-basic and diluted	$0.68	$.54
Weighted average common shares outstanding-basic and Diluted	13,707,844	13,667,971

Acquisitions, Dispositions, and Investments

Wu/Lighthouse Acquisition

As previously disclosed, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC effective as of January 17, 2013, in which an Operating Partnership owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership.

Shelter Electric Disposition

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding stock of Shelter Electric Maintenance Corp. (“SEM”). As a result of the sale, the Company recorded a loss from discontinued operations of $0.3 million for the year ended December 31, 2014, which are included as part of discontinued operations on the accompanying consolidated financial statements.

Windsor Locks, CT

On April 9, 2014, the Company acquired a 226,000 square foot building located on 15.1 acres in Windsor Locks, CT for $14.2 million, subject to the assumption of a $9.0 million mortgage that bears interest at 6.07%. A principal payment of $3.0 million is due in March 2017, with the balance of the loan maturing in March 2020. The equity was financed from the Company’s revolving credit line facility with Capital One. The distribution facility is triple net leased to Ford Motor Company. The acquisition included an adjacent vacant land parcel.

Parsippany, NJ

On April 23, 2014, the Company acquired a 75,000 square foot industrial building located on 7.8 acres of land in Parsippany, NJ for $3.3 million.  The purchase was financed from the Company’s revolving credit line facility with Capital One.

Long Island City, Queens, NY

On July 2, 2014, the Company acquired an 84,000 square foot parking lot that is leased to FedEx Ground in Long Island City, Queens, NY for $28.5 million. The acquisition was financed, in part, by a $13 million bridge loan with Capital One and the equity financed from the Company’s revolving credit facility. Permanent financing of $15.5 million closed in October 2014 with People’s United Bank and replaced the bridge loan.  The permanent financing is for 10 years at an interest rate of 4.18%.  Payments for the first seven years are interest only. Payments over the remaining three years of the term are based on a 25 year amortization schedule with a balloon payment of $14.4 million due at maturity.

Norwalk, CT

On August 22, 2014, the Company acquired a 50,000 square foot distribution center in Norwalk, CT for $4.2 million that is leased to FedEx Corporation. The purchase was financed from the Company’s revolving line of credit facility with Capital One.

Shelton, CT

On October 15, 2014, the Company acquired a 125,000 square foot industrial building in Shelton, CT for $9.5 million that is leased to Sikorsky Aircraft Corporation.  The purchase was financed from the Company’s revolving credit line facility with Capital One.

Garden City, NY

On November 4, 2014, the Company invested $1.8 million in exchange for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”).  Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company and Louis Sheinker, the President and Chief Operating Officer of the Company. The investment in Garden 1101 was financed from the Company’s revolving credit line facility with Capital One. The investment is included in other assets on the consolidated balance sheets.

Rocky Hill, CT

On January 20, 2015 the Company acquired a 92,500 square foot specialty office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.  The facility is leased to the Connecticut Lottery Corporation.  The purchase was financed from the Company’s revolving credit line facility with Capital One.

Piscataway, NJ

On March 13, 2015 the Company acquired six industrial properties totaling approximately 681,754 square feet located on 52 acres of land in Piscataway, NJ for an aggregate net purchase price including closing costs of $64.6 million. The purchase price was funded by a combination of net proceeds from the Company’s refinancing of $25.5 million and a $39.1 million mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The loan is for a 10-year term with interest only payments for the first three years at a rate of 4.05% per annum.  Following this period until the loan matures in March, 2025, payments will be based on a 30 year amortization schedule.

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

Environmental Matters

During 2014, our six current and former bus depot sites had continued activity associated with on-going environmental cleanup efforts to remedy legacy site contamination issues. One of the sites received final regulatory closure in 2013, satisfying regulatory obligations and the remaining five continued on-going monitoring and remediation activities. Each of the six sites maintained compliance with existing local, state and federal regulatory obligations.

Insurance Subsidiary

On December 26, 2013, the Company’s captive insurance entity entered into a commutation agreement with National Union Fire Insurance Company (the “reinsurer”) of Pittsburgh, PA transferring all obligations and liabilities to the reinsurer in exchange for a payment of $670,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. At December 31, 2013, we did not have any variable interest rate liabilities. As of December 31, 2014 the Company has a variable rate line of credit facility with Capital One that bears interest at (i) LIBOR plus a margin of 200 basis points to 335 basis points depending upon the Company’s leverage ratio as defined, or (ii) base rate plus an applicable margin, depending upon the Company’s leverage ratio. Interest expense on our variable rate line of credit facility would increase by as much as $600,000 annually if LIBOR increased 100 basis points.  On February 20, 2015 the Company closed on a $233.1 million loan facility.  Available proceeds from the facility were used to repay the outstanding balance on our revolving credit facility thereby paying off and terminating such facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

GTJ REIT, Inc. and Subsidiaries

West Hempstead, New York

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

March 27, 2015

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(amounts in thousands, except share data)

	2014	2013
ASSETS
Real estate, at cost:
Land	$171,958	$135,238
Buildings and improvements	196,290	174,227
Total real estate, at cost	368,248	309,465
Less: accumulated depreciation and amortization	(28,317)	(21,449)
Net real estate held for investment	339,931	288,016
Cash and cash equivalents	8,299	6,323
Rental income in excess of amount billed	13,747	11,851
Acquired lease intangible assets, net	15,619	16,528
Assets of discontinued operations	139	461
Other assets	17,022	9,010
Total assets	$394,757	$332,189
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$201,280	$178,930
Revolving credit facility	43,841	—
Accounts payable and accrued expenses	1,751	1,941
Dividends payable	1,098	1,094
Acquired lease intangible liabilities, net	7,846	8,882
Liabilities of discontinued operations	2,098	2,481
Other liabilities	4,178	4,425
Total liabilities	262,092	197,753
Commitments and contingencies
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,729,228 and 13,678,704 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	138,857	138,516
Distributions in excess of net income	(82,069)	(80,641)
Total stockholders’ equity	56,789	57,876
Noncontrolling interest	75,876	76,560
Total equity	132,665	134,436
Total liabilities and equity	$394,757	$332,189

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

(amounts in thousands, except share and per share data)

	2014	2013
Revenues:
Rental income	$33,406	$29,271
Tenant reimbursements	5,936	5,233
Total revenues	39,342	34,504
Expenses:
General and administrative	6,064	6,341
Acquisition costs	1,006	5,538
Property operating expenses	7,743	6,968
Depreciation and amortization	9,428	10,758
Total expenses	24,241	29,605
Operating income	15,101	4,899
Interest expense	(9,918)	(8,412)
Insurance recovery	—	1,238
Other	(31)	(174)
Income (loss) from continuing operations	5,152	(2,449)
Discontinued Operations:
Income (loss) from sale of discontinued operations, net of tax	—	(1,963)
(Loss) from discontinued operations	(276)	(2,871)
Net income (loss)	4,876	(7,283)
Net income attributable to noncontrolling interest	1,641	734
Net income (loss) attributable to common stockholders	$3,235	$(8,017)
Income (loss) per common share attributable to common stockholders-basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.26	$(.23)
Loss from discontinued operations	$(0.02)	$(.35)
Income (loss) attributable to common stockholders	$0.24	$(.58)
Weighted average common shares outstanding-basic and diluted	13,707,844	13,667,971

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2014 and 2013

(amounts in thousands)

	2014	2013
Net income (loss)	$4,876	$(7,283)
Other comprehensive loss:
Available-for-sale securities:
Net change in unrealized losses	—	(281)
Comprehensive income (loss)	4,876	(7,564)
Less: Net comprehensive income attributable to noncontrolling interest	1,641	734
Comprehensive income (loss) attributable to common stockholders	$3,235	$(8,298)

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2014 and 2013

(amounts in thousands, except share data)

						Accumulated
		Common Stock		Additional-	Distributions	Other	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Income	Equity	Interests	Equity
Balance at December 31, 2012	—	13,648,084	$1	$138,218	$(66,971)	$281	$71,529	$—	$71,529
Distributions – common stock	—	—	—	—	(5,653)	—	(5,653)	—	(5,653)
Repurchases – common stock	—	—	—	(115)	—	—	(115)	—	(115)
Stock-based compensation	—	—	—	413	—	—	413	—	413
Net issuance of restricted shares	—	30,620	—	—	—	—	—	—	—
Equity contribution from noncontrolling interest	—	—	—	—	—	—	—	79,505	79,505
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,679)	(3,679)
Net income (loss)	—	—	—	—	(8,017)	—	(8,017)	734	(7,283)
Realized loss on available-for-sale securities, net	—	—	—	—	—	(281)	(281)	—	(281)
Balance at December 31, 2013	—	13,678,704	1	138,516	(80,641)	—	57,876	76,560	134,436
Distributions – common stock	—	—	—	—	(4,663)	—	(4,663)	—	(4,663)
Repurchases – common stock	—	—	—	(20)	—	—	(20)	—	(20)
Stock-based compensation	—	—	—	361	—	—	361	—	361
Net issuance of restricted shares	—	50,524	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,325)	(2,325)
Net income	—	—	—	—	3,235	—	3,235	1,641	4,876
Realized loss on available-for-sale securities, net	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	—	13,729,228	$1	$138,857	$(82,069)	$—	$56,789	$75,876	$132,665

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

(amounts in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,876	$(7,283)
Loss from discontinued operations, including loss on disposal of $1,963 for the twelve months ended December 31, 2013	276	4,834
Net income (loss) from continuing operations	5,152	(2,449)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Depreciation	6,961	5,647
Realized gain on available for sale securities	—	(33)
Amortization of intangible assets and deferred charges	2,419	4,778
Stock-based compensation	361	413
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(1,896)	(3,281)
Other assets	(2,087)	(2,331)
Accounts payable and accrued expenses	(190)	926
Other liabilities	(247)	2,076
Net cash provided by operating activities	10,473	5,746
Cash flow from investing activities:
Cash paid for property acquisitions	(49,556)	(911)
Cash paid for property improvements	(1,626)	(1,919)
Investment in limited partnership	(1,825)	—
Contract deposits	(2,500)	—
Purchase of marketable securities	—	(2)
Proceeds from sale of marketable securities	—	509
Net cash (used in) investing activities	(55,507)	(2,323)
Cash flow from financing activities:
Repayment of bridge loan / revolving credit facility	(13,032)	(5,000)
Proceeds from mortgage notes payable	15,500	16,775
Payment of mortgage principal	(1,693)	(1,026)
Cash distributions to noncontrolling interests	(2,325)	(3,133)
Cash dividends paid	(4,659)	(5,651)
Proceeds from revolving credit facility	56,873	—
Good faith deposit for mortgage note payable	(3,297)	—
Repurchases of common stock	(20)	(115)
Net cash provided by financing activities	47,347	1,850
Cash flow from discontinued operations:
Operating activities	(337)	(2,299)
Net increase in cash and cash equivalents	1,976	2,974
Cash and cash equivalents at the beginning of period	6,323	3,349
Cash and cash equivalents at the end of period	$8,299	$6,323
Supplemental cash flow information:
Cash paid for interest	$9,635	$8,520
Cash paid for income taxes	$—	$1
Supplemental disclosures of non-cash investing activities
Reconciliation of cash paid for acquisition:
Acquisition of real estate	$58,556	$197,990
Assumption of mortgage notes payable	(9,000)	(118,485)
Issuance of UPREIT limited partnership interests	—	(79,505)
Acquisition of other assets and liabilities	—	911
Net cash paid for acquisition	$49,556	$911

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006, under Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in the New York tri-state area.

The Company has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended and elected December 31 as its fiscal year end. Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s taxable income, the Company generally will not be required to pay Federal corporate income taxes on such income.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership; the owner of all 32 properties as of December 31, 2013. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the six properties acquired in 2014, the Company currently beneficially owns a 66.71% interest in a total of 38 properties (including the seven previously-owned properties) consisting of approximately 3.4 million square feet of office and industrial properties on 269 acres of land in New York, New Jersey, and Connecticut. At December 31, 2014, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the Operating Partnership, as the Company makes all operating and financial decisions for (i.e., exercises control over) the Operating Partnership. All material intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2014 financial statement presentation. The ownership interests of the other investors in the Operating Partnership are recorded as noncontrolling interests. Certain prior period amounts have been reclassified to conform to the current presentation.

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include the useful lives of long- lived assets including property, equipment and intangible assets, impairment of assets, collectability of receivables, contingencies, and stock-based compensation.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase in rental revenue of approximately $0.3 million for the year ended December 31, 2014.

As of December 31, 2014, approximately $2.5 million and $13.1 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheet. Approximately $7.8 million (net of accumulated amortization) relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheet.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in place lease intangibles for properties owned at December 31, 2014 , over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2015	$381	$2,739
2016	573	1,913
2017	466	1,355
2018	488	1,189
2019	564	955
Thereafter	2,724	4,925
	$5,196	$13,076

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at December 31, 2014.

Reportable Segments:

As of December 31, 2014, the Company primarily operated in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and financial condition. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index, subject to certain maximums and minimums.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At December 31, 2014 and 2013, the Company had restricted cash of $1.0 million and $1.3 million, respectively, which was included in other assets on the consolidated balance sheets.

Fair Value Measurement:

The Company determines fair value in accordance with Accounting Standards Codification (“ASC”) 820-10-05 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 2014 and 2013, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2014, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service.

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

New Accounting Pronouncements:

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810 “Consolidation” and changes the required consolidation analysis.  The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds.  ASU No. 2015-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of its pending adoption of ASU 2015-02 on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items.  However, the presentation and disclosure requirements for items that are either unusual in nature of infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015.  ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamentals of measuring and classifying assets and liabilities. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in financial statement footnotes. This accounting standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.

During June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments when the Terms of an Award Profile That a Performance Target Could be Achieved after the Requisite Service Period.” ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The

amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations. This accounting standards update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted.  The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at beginning of year	$309,465	$123,037
Property acquisitions	56,109	185,102
Improvements	2,674	1,380
Retirements / disposals	—	(54)
Balance at end of year	$368,248	$309,465

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at beginning of year	$21,449	$16,651
Depreciation for year	6,868	4,852
Retirements / disposals	—	(54)
Balance at end of year	$28,317	$21,449

Windsor Locks, CT

On April 9, 2014, the Company acquired a 226,000 square foot building located on 15.1 acres in Windsor Locks, CT for $14.2 million. In connection with the acquisition, the Company assumed a $9.0 million mortgage that bears interest at 6.07%. A principal payment of $3.0 million is due in March 2017, with the balance of the loan maturing in March 2020. The equity was financed from the Company’s revolving credit line facility with Capital One. The distribution facility is triple net leased to Ford Motor Company.  The acquisition included an adjacent vacant land parcel.

Parsippany, NJ

On April 23, 2014, the Company acquired a 75,000 square foot industrial building located on 7.8 acres of land in Parsippany, NJ for $3.3 million.  The purchase was financed from the Company’s revolving credit line facility with Capital One.

Long Island City, Queens, NY

On July 2, 2014, the Company acquired an 84,000 square foot parking lot that is leased to FedEx Ground in Long Island City, Queens, NY for $28.5 million. The acquisition was financed, in part, by a $13.0 million bridge loan with Capital One and the equity financed from the Company’s revolving credit facility. Permanent financing of $15.5 million closed in October 2014 with People’s United Bank and replaced the bridge loan.  The permanent financing is for 10 years at an interest rate of 4.18%.  Payments for the first seven years are interest only. Payments over the remaining three years of the term are based on a 25 year amortization schedule with a balloon payment of $14.4 million due upon maturity.

Norwalk, CT

On August 22, 2014, the Company acquired a 50,000 square foot distribution center in Norwalk, CT for $4.2 million that is leased to FedEx Corporation. The purchase was financed from the Company’s revolving line of credit facility with Capital One.

Shelton, CT

On October 15, 2014, the Company acquired a 125,000 square foot industrial building in Shelton, CT for $9.5 million that is leased to Sikorsky Aircraft Corporation.  The purchase was financed from the Company’s revolving credit line facility with Capital One.

Purchase Price Allocations

The purchase prices of the above acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations with one year from the dates of acquisition.

The following table summarizes the Company’s preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2014 (in thousands):

Preliminary Purchase
Price Allocation
Land	$36,707
Building and Improvements	19,403
Acquired lease intangibles assets, net	2,757
Other assets and costs	1,095
Mark to market on debt assumed	(311)
Total Consideration	$59,651

Garden City, NY

On November 4, 2014, the Company invested $1.8 million in exchange for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”).  Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company, and Louis Sheinker, the President and Chief Operating Officer of the Company. The investment in Garden 1101 was financed from the Company’s revolving credit line facility with Capital One and is included in other assets on the consolidated balance sheets.  As the Company does not exercise control over Garden 1101, it is accounted for under the equity method of accounting.

4. DISCONTINUED OPERATIONS:

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of capital stock of Shelter Electric Maintenance Corp. (“SEM”). The operations of SEM are included as part of discontinued operations on the accompanying consolidated financial statements.

The following table sets forth the detail of the Company’s loss from discontinued operations for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Revenues from discontinued operations	$—	$2,276
Loss from discontinued operations including a loss on disposal of $ 1,963 for the year ended December 31, 2013	$(276)	$(4,834)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	2014	2013
Assets:
Cash	$138	$265
Accounts receivable, net	1	55
Other assets	—	141
	$139	$461
Liabilities:
Accounts payable and accrued expenses	$13	$42
Insurance reserve	741	955
Pension withdrawal liability	1,320	1,379
Other liabilities	24	105
	$2,098	$2,481

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2014	December 31, 2013	Maturity
Hartford Life Insurance Company	5.05%	$45,500	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	61,834	63,094	3/1/2018
Genworth Life Insurance Company	3.20%	29,046	29,500	4/30/2018
People’s United Bank	5.23%	2,459	2,517	10/1/2020
United States Life Insurance Company	5.76%	22,710	23,319	4/1/2018
Hartford Accident & Indemnity Company	6.07%	9,231	—	3/1/2020
People’s United Bank	4.18%	15,500	—	10/15/2024
		$201,280	$178,930

Hartford Loan Agreement:

On July 1, 2010, two wholly-owned of subsidiaries of the Operating Partnership (collectively, the “Hartford Borrowers”) entered into a non-recourse fixed rate mortgage loan agreement with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Hartford Lenders”) pursuant to which the Hartford Lenders made a term loan to the Hartford Borrowers in the aggregate principal amount of $45.5 million. The loan was evidenced by promissory notes in the principal amounts of $25.0 million, $10.5 million, and $10.0 million.

The obligations are secured by, among other things, a first priority mortgage lien on two properties. The outstanding principal balance of the loan bears interest at the fixed rate of 5.05% per annum. The Hartford Borrowers are required to make monthly payments of interest only in the amount of $191,479. The principal is payable on the maturity date, July 1, 2017.

Athene (formerly Aviva) Loan Agreement

On February 22, 2013, a wholly-owned subsidiary of the Operating Partnership, entered into a $15.0 million mortgage note with Aviva Life and Annuity Company. The loan bears interest at a rate of 3% per annum and requires monthly payments of interest. The principal is payable when the loan matures on March 1, 2018. Approximately $10.1 million from the proceeds was used to satisfy in full the obligations under the Manufacturers and Traders Trust Company’s secured revolving credit facility discussed in Note 6 below. The remaining proceeds were used for general working capital and other corporate purposes and partner distributions.

The loan is secured by a mortgage on a property. The obligations under this loan agreement are also guaranteed by the Operating Partnership.

Genworth Loan Agreement

On April 3, 2013, four wholly-owned subsidiaries of the Operating Partnership (collectively, the “Genworth Borrower”) entered into mortgage loan agreements with Genworth Life Insurance Company (the “Genworth Lender”), in the aggregate principal amount of $29.5 million. The loan bears interest at a rate of 3.20% and matures on April 30, 2018. The loan was evidenced by promissory notes of $14.4 million (the “New York Note”) and $15.1 million (the “New Jersey Note”), hereinafter referred to as the (“Notes”).

The New York Note requires 12 monthly payments of interest only starting June 1, 2013. Beginning June 1, 2014, monthly payments of principal and interest in the amount of approximately $70,000 are required until the note becomes due and payable.

The New Jersey Note requires 12 monthly payments of interest starting June 1, 2013. Beginning June 1, 2014, monthly payments of principal and interest in the amount of approximately $73,000 are required until such New Jersey Note becomes due and payable.

The Notes are secured by, among other things, property owned by the Genworth Borrower. The proceeds from the Loans were used to satisfy in full obligations to John Hancock Life Insurance Company under a prior mortgage agreement (discussed further below).

The Borrower and the Operating Partnership agreed to indemnify the Genworth Lender against certain claims and guaranty certain obligations of the Borrower pursuant to certain Environmental Indemnity Agreements. Certain obligations under the loan agreements are also guaranteed by the Operating Partnership. In connection with the loan agreements, the Genworth Borrower is required to comply with certain covenants. As of December 31, 2014, the Genworth Borrower was in compliance with all covenants.

People’s United Bank Loan Agreement

In connection with the acquisition of an 84,000 square foot parking lot in Long Island City, Queens, NY, a wholly owned subsidiary of the Operating Partnership entered into a mortgage loan agreement with People’s United Bank in the aggregate amount of $15.5 million.  The loan has a ten year term and bears interest at 4.18%. Payments for the first seven years are interest only. Payments over the remaining three years of the term are based on a 25 year amortization schedule, with a balloon payment of $14.4 million due at maturity.

Loan Assumptions:

Certain of the Acquired Properties discussed above were and continue to be encumbered by certain mortgage indebtedness. Concurrent with the acquisition of these properties, the Company, the Operating Partnership and the entity owners of the Acquired Properties entered into certain loan assumption and modification documents to facilitate the acquisition of the Acquired Properties. Below is a summary of the material terms of the arrangement with each lender.

United States Life Insurance Company Loan:

Six wholly-owned subsidiaries of the Operating Partnership, (collectively, the “USLIC Borrowers”) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York (“USLIC”), in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”).

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

John Hancock Loan:

Certain wholly-owned subsidiaries of the Operating Partnership, (collectively, the “John Hancock Borrowers”), entered into a mortgage loan agreement with John Hancock Life Insurance Company (U.S.A.). The John Hancock Loan is secured by mortgages covering the properties owned by the John Hancock Borrowers. The obligations under this loan agreement are also guaranteed by GTJ REIT.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and was refinanced as part of the Genworth Loan Agreement discussed above. The $61.0 million remaining portion of the John Hancock Loan matures on March 1, 2018 (the “10 Year Notes”). The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bear interest at 6.17%. The 10 Year Notes are interest only for the first five years; for years 6 through 10, payments of principal and interest are required. The John Hancock Mortgage Loan may be prepaid subject to a prepayment fee.

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

Hartford Accident & Indemnity Loan:

In connection with the April 2014 acquisition of a property in Windsor Locks, CT, a wholly-owned subsidiary of the Operating Partnership assumed a $9.0 million mortgage that bears interest at 6.07%.  The payments are interest only.  A principal payment of $3.0 million is due in March 2017 with the balance of the loan maturing in March 2020.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2015	$2,183
2016	2,293
2017	5,642
2018	167,491
2019	82
Thereafter	23,589
Total	$201,280

Please see subsequent event footnote for information regarding our financing transaction on February 20, 2015.

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

Capital One Loan Agreement:

On April 8, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with Capital One, N.A. (the “Lender”). The Loan Agreement is for a $45.0 million senior revolving credit facility, secured by certain properties located in NYC (the “NYC Borrowers”) by means of, among other things, negative pledges relating to such properties. The intended uses of the proceeds of this facility include funding of the acquisitions of additional properties as well as working capital expenditures.

The facility is a full obligation of the NYC Borrowers, together with GTJ REIT, Inc. and GTJ Realty, LP (the “Guarantors”). Subject to certain conditions, the facility is available at any time prior to the April 2016 maturity of this facility, in minimum principal amounts of $1.0 million. Due to the revolving nature of the facility, amounts prepaid under the facility may be borrowed again. The line of credit facility has an initial term of two years, with a one-year extension option, subject to certain other customary conditions. The NYC Borrowers may prepay the facility, in whole or in part, at any time without fees or penalty, subject to reimbursement of the Lender’s breakage costs associated with the prepayment of LIBOR rate loans. The interest-only facility includes a floating rate using (i) LIBOR plus an applicable margin (200 basis points (bps) to 335 bps), or (ii) base rate plus an applicable margin, depending upon the overall leverage of the properties. A commitment fee of 35 bps (if less than 50% of the facility is used), and 25 bps (if 50% or more is being used) will accrue on unused portions of the commitments under the facility.

The principal amount of the line of credit facility and all interest, fees, and other amounts owing under the line of credit are guaranteed by the Guarantors under the terms and provisions of the Guaranty Agreement (the “Guaranty”). The continuing ability to borrow under the line of credit facility will be subject to the ongoing compliance of the Guarantors and the NYC Borrowers with various affirmative and negative covenants, including, among others, with respect to liens, indebtedness, investments, and distributions. The Loan Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Loan Agreement includes customary representations and warranties of the Guarantors and the NYC Borrowers, which must continue to be true and correct in all material respects as a condition to future draws. In addition, the Loan Agreement also includes customary events of default, in certain cases subject to customary cure, following which, amounts outstanding under the facility may be accelerated.

On November 20, 2014, the above-referenced parties executed an amendment to the Loan Agreement to increase the credit facility from $45.0 million to $60.0 million. The additional credit facility extension was underwritten by People's United Bank. The terms and provisions of the extension are substantially the same as the one under the original credit facility. The parties also entered into several side agreements and instruments to facilitate the transactions contemplated under the foregoing amendment.

As of December 31, 2014 the outstanding balance on the Company’s revolving credit facility was $43.8 million.

On February 20, 2015, the Company secured a loan facility in the principal amount of $233.1 million. Using proceeds available under the loan facility, the Company repaid the outstanding balance on the revolving credit facility of approximately $56.0 million, thereby paying off and terminating the revolving credit facility.

Please see subsequent event footnote regarding our financing transaction on February 20, 2015.

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2014, the Company has a total of 13,729,228 shares issued and outstanding.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2014 and 2013:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 21, 2013	March 31, 2013	April 15, 2013	$0.09	(1)
March 21, 2013	March 31, 2013	April 15, 2013	0.08
June 6, 2013	June 30, 2013	July 15, 2013	0.08
August 7, 2013	September 30, 2013	October 15, 2013	0.08
November 4, 2013	December 31, 2013	January 15, 2014	0.08
March 20, 2014	December 31, 2013	April 15, 2014	0.02	(2)
March 20, 2014	March 31, 2014	April 15, 2014	0.08
June 19, 2014	June 30, 2014	July 15, 2014	0.08
August 12, 2014	September 30, 2014	October 15, 2014	0.08
November 12, 2014	December 31, 2014	January 15, 2015	0.08

(1)	Represents a supplemental 2012 dividend.
(2)	Represents a supplemental 2013 dividend.

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

Stock Based Compensation:

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”). The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development, and financial success of the Company and to obtain and retain the services of the individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of December 31, 2014, the Company had 446,296 shares available for future issuance of awards under the Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance the ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director and vested immediately. No options were exercised during 2013 or 2014. All options expire ten years from the date of grant. For the years ended December 31, 2014 and 2013, there was no stock compensation expense relating to these stock option grants.

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

Management has determined the value of a share of common stock to be $9.30 based on a valuation completed July 29, 2014, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2014 and 2013, the Company’s total stock compensation expense was approximately $361,000 and $413,000, respectively. As of December 31, 2014, there was approximately $298,000 of unamortized stock compensation related to restricted stock.

At December 31, 2014, 265,000 stock options were outstanding, all of which were exercisable, and 263,947 shares of restricted stock were outstanding, 229,857 of which were vested.

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

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2014 and 2013 (in thousands, except share and per share data):

	2014	2013
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$3,511	$(3,183)
Loss from discontinued operations, including loss on disposal of $1,963 for the year ended December 31, 2013	(276)	(4,834)
Net income (loss) attributable to common stockholders	$3,235	$(8,017)
Denominator:
Weighted average common shares outstanding – basic and diluted	13,707,844	13,667,971
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.24	$(0.58)

9. RELATED PARTY TRANSACTIONS:

Douglas Cooper, a director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the years ended December 31, 2014 and 2013 were $31,704 and $483,767 respectively, representing fees and expenses for various divestitures, preparation of all documentation related to the Wu/Lighthouse transaction, and general corporate matters.

Paul Cooper, our Chairman and CEO, and Louis Sheinker, our President and COO, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization (“TRO”). The firm acted as the exclusive broker for one of the

Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000.

The Company formerly was subject to a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at a current annual base rent of approximately $234,000 with aggregate lease payments totaling $1.8 million.

On December 11, 2013, the Company and Jerome Cooper, Chairman Emeritus, entered into a separation agreement. The agreement provides for the payment to Mr. Cooper of an aggregate of $360,000; payable in three equal annual installments of $120,000, commencing January 1, 2014.

On November 4, 2014 the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company. The investment is included in other assets on the consolidated balance sheets.

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty-year term. As of December 31, 2014 and 2013, the present value of this obligation was approximately $1.3 million and $1.4 million, respectively, and is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

Environmental Matters:

During 2014, five of the Company’s six current and former bus depot sites had continued monitoring and remediation activities associated with on-going environmental cleanup efforts to remedy legacy site contamination issues. One of the sites received final regulatory closure in 2013, satisfying regulatory obligations. Each of the six sites maintained compliance with existing local, state and federal regulatory obligations.

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

	31-Dec-14		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$8,299	$8,299	$6,323	$6,323
Accounts receivable	416	416	772	772
Financial liabilities:
Accounts payable and accrued expenses	$1,751	$1,751	$1,941	$1,941
Revolving credit facility	43,841	43,841	—	—
Mortgage notes payable	201,280	202,121	178,930	180,664
Pension withdrawal liability	1,320	1,330	1,379	1,249

12. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2014 and 2013 were $30,000 and $70,000, respectively.

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

Reconciliation between GAAP Income (Loss) From Continuing Operations and Federal Taxable Income:

The following table reconciles GAAP income (loss) from continuing operations to taxable income for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Income (loss) from continuing operations	$5,152	$(2,449)
Less: GAAP net income (loss) of taxable subsidiaries	221	185
GAAP net income (loss) from REIT operations	4,931	(2,634)
Operating expense book deductions (less) greater than tax	(198)	445
Book depreciation in excess of tax depreciation	3,414	3,116
GAAP amortization of intangibles in excess of tax amortization	1,861	4,425
Straightline rent adjustments	(1,896)	(3,281)
Acquisition costs capitalized for tax	1,006	5,537
Income allocable to noncontrolling interest	(3,837)	(2,971)
Estimated taxable income subject to the dividend requirement	$5,281	$4,637

Dividend distributions for the year ended December 31, 2014 were characterized for federal income tax purposes as 100% ordinary income.

Taxable REIT Subsidiaries

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2014 and 2013. The TRS entities have approximately $20.0 million of net operating loss carry-forwards and $9.0 million of capital loss carryforwards at December 31, 2014. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be likely.

14. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2014 under operating leases for the next five years and thereafter are as follows (in thousands):

2015	$33,205
2016	30,914
2017	27,301
2018	25,908
2019	24,005
Thereafter	152,259
Total	$293,592

The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

15. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2014 and 2013 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2014
Revenues	$9,274	$9,455	$10,128	$10,485
Net income	42	808	1,020	1,365
Per common share (basic and diluted)(a)	0.00	0.06	0.07	0.10
2013
Revenues	8,046	8,504	9,271	8,683
Net (loss) income	(6,411)	(1,562)	1,353	(1,397)
Per common share (basic and diluted)(a)	$(.47)	$(.11)	$.10	$(.10)

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

16. SUBSEQUENT EVENTS

Loan Agreement

On February 20, 2015 (the “Closing Date”), the Company refinanced the current outstanding debt on certain properties and placed new financing on others by entering into a Loan Agreement (“the Loan Agreement”) with American General Life Insurance Company, The Variable Life Insurance Company, The United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

The Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest only payments at the rate of 4.05% per annum. Interest was paid at closing through February 28, 2015.  During the period from April 1, 2015, to February 1, 2025, payments of interest only will be payable in the arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025.  The Company’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on the Closing Date (the “Notes”).  The Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut.  Using the proceeds available under the AIG Loan, the Company repaid approximately $199.9 million of its outstanding indebtedness including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56.0 million to Capital One, N.A., (iii) $50.2 million to Hartford Accident and Indemnity Company, and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating those obligations. The repayments included approximately $15.7 million in prepayment premiums and other fees.

Acquisitions

Rocky Hill, CT

On January 20, 2015, the Company acquired a 92,500 square foot single story office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.  The purchase was financed from the Company’s revolving credit facility with Capital One, N.A.

Piscataway, NJ

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 681,754 square feet in Piscataway, NJ.  The aggregate net purchase price including closing costs was $64.6 million in cash. The purchase price was funded from a combination of $25.5 million from  the net proceeds of the Company’s February 20, 2015 financing and the remaining $39.1 million from a cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company (together, the “Mortgages”).  The Allstate Loan Agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum.  Following this period until the loan matures on March 1, 2025, payments will be based on a 30 year amortization schedule.

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

We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 17, 2015:

Name	Age	Position
Paul Cooper	54	Chairman of the Board, CEO and Class II Director
Jerome Cooper	86	Chairman Emeritus and Class III Director
Louis Sheinker	53	President, Chief Operating Officer, Secretary and Class II Director
Ben Zimmerman	48	Chief Financial Officer and Treasurer
Douglas Cooper	68	Class I Director
Joseph Barone	80	Class I Director
John Leahy	72	Class III Director
Stanley Perla	71	Class II Director
Donald Schaeffer	64	Class III Director
Harvey Schneider	81	Class I Director
Jeffrey Wu	50	Class II Director

The principal occupation and business experience of each of the directors and executive officers are as follows:

Paul Cooper has been Chief Executive Officer of the Company since June 2012 and Chairman of the Board of Directors since January 1, 2014. Mr. Cooper has been a director of the Company since June 2006 and previously served as Executive Vice President. Prior to joining the Company, for more than 12 years, Mr. Cooper was a principal of Lighthouse Real Estate Ventures and its affiliates (collectively “Lighthouse”). Lighthouse owned, managed, and leased its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper is qualified to serve on our Board due to his extensive experience in the commercial real estate industry. Mr. Cooper holds a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the son of Jerome Cooper and the cousin of Douglas Cooper.

Jerome Cooper has been a director of the Company since June 2006 and was Chairman of the Board of Directors from June 2006 through December 31, 2013. Mr. Cooper had previously served as Chief Executive Officer from March 2007 through June 2012. Prior to that Mr. Cooper was principally employed as Chief Executive Officer of the Bus Companies and their subsidiaries for ten years. He is uniquely qualified to serve on our Board based on his extensive experience with our Company. Jerome Cooper received a Bachelor’s degree in Political Science from Ohio State University and a Bachelor of Laws degree from Fordham School of Law. Jerome Cooper is Paul Cooper’s father and Douglas Cooper’s uncle.

Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Louis Sheinker brings nearly 27 years of real estate experience to the Company. Prior to joining the Company, Louis Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., which performed management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker is qualified to serve on the Board due to his extensive experience in the commercial real estate industry. He holds a Bachelor of Science degree from Ithaca College, and is currently a licensed Real Estate Broker in New York State. Effective as of January 15, 2015, Mr. Sheinker was appointed Secretary of the Company.

Ben Zimmerman has been Chief Financial Officer of the Company since June 2014 and brings nearly 25 years of accounting and real estate experience. Mr. Zimmerman leads the Company’s accounting, reporting and cash management functions and manages acquisition and financing initiatives. He is a graduate of Amherst College (1989) and received his MBA from NYU Stern School of Business (1992). He is a licensed Certified Public Accountant in New York State. Effective as of January 15, 2015, Mr. Zimmerman was appointed Treasurer of the Company.

Douglas Cooper has been a director since June 2006. Mr. Cooper has been practicing law for over 40 years and is one of the partners of Ruskin Moscou Faltischek, P.C. Mr. Cooper is qualified to serve on our Board due to his long history with our Company and industry. Mr. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a Master’s degree in Corporate Law from NYU Law School. Douglas A. Cooper is the nephew of Jerome Cooper and the cousin of Paul Cooper. Mr. Cooper resigned as the Company’s Treasurer and Secretary effective as of January 15, 2015.

Joseph Barone has been a director of the Company since February 2009. Mr. Barone has been President of Insurance Financial Services, Inc., a provider of a wide variety of services to the insurance industry, including expert testimony as well as capital raising efforts such as initial public offerings, private placements, and mergers and acquisitions. Mr. Barone was formerly a member of the Board of Directors of the Bus Companies. In addition, Mr. Barone has been Senior Vice President of Swiss ReServices Corporation, Managing Director of Bear, Stearns & Co. Inc. and Vice President of Salomon Brothers Inc. Mr. Barone is qualified to serve on our Board as one of our independent directors based on his prior service as a Board member, knowledge of our Company and his financial industry experience. Mr. Barone graduated from Brandeis University with a Bachelors’ degree in economics in 1956 and received a Master’s degree in Business Administration from New York University in 1961. He is a chartered financial analyst.

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

Stanley Perla has been a director of the Company since January, 2013. Mr. Perla was a partner with Ernst & Young LLP, a public accounting firm, from September, 1978 to June, 2003, and Managing Partner of Cornerstone Accounting Group LLP, from June, 2008 to May, 2011. He served as Ernst & Young’s National Director of Real Estate Accounting, as well as Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. He is currently chair and/or a member of the Madison Harbor Balanced Strategies, American Real Estate Income Fund, American Realty Capital Fund V, and the American Realty Capital Hospitality Trust audit committees. He has also served as a director and/or member of the audit committees of American Realty Capital Daily Net Asset Value Fund, American Mortgage Acceptance Company and Lexington Realty Trust, and Vice President/Director of Internal Audit for Vornado Realty Trust (July 2003 to May 2008). Mr. Perla is qualified to serve on our Board as one of our independent directors based on his accounting experience within our industry as well as his real estate and financial industry experience. He graduated from Baruch College, where he obtained his BBA in accounting in 1965, and his MBA in taxation in 1970. He is a licensed Certified Public Accountant in the State of New Jersey and New York. Mr. Perla is deemed an independent director.

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

Harvey Schneider has been a director of the Company since June 2007. Mr. Schneider is currently a partner at the law firm of Putney, Twombly, Hall & Hirson LLP. Mr. Schneider is admitted to practice law in New York and Florida. For approximately fifty years he has practiced in the field of trusts and estates for individuals, and employee benefits and succession planning for business entities. Mr. Schneider is qualified to serve on our board as one of our independent directors through his experience as an attorney in the fields of employee benefits and business succession planning. Mr. Schneider is a 1955 graduate of Pennsylvania State University with a Bachelors’ degree in Business Administration and a 1958 graduate of the New York University School of Law. Mr. Schneider is deemed an independent director.

Jeffrey Wu has been a director of the Company since January 2013. Mr. Wu is an active and accomplished investor in commercial real estate and many other businesses. Since the mid-1980’s, he has transacted over sixty properties totaling more than four million square feet. He is also the principal shareholder, a founder and director of United International Bank. In addition, he is the sole owner of Hong Kong Supermarket Chain, one of the largest Asian supermarket chains with stores in multi-states. Jeffrey is a major contributor to many charities and non-profit organizations, and serves as a director of the New York Law Enforcement Foundation. Mr. Wu is qualified to serve on our Board due to his extensive experience in the commercial real estate industry. Mr. Wu is deemed an independent director.

Except as noted above and elsewhere in this filing, there are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Except as set forth below, no director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

On December 17, 2014, The Federal Deposit Insurance Corporation (the “FDIC”) approved and adopted the Stipulation and Consent to the Issuance of an Order of Further Prohibition from Further Participation, Order to Pay a Civil Money Penalty and Order for Restitution (the “Stipulation and Consent”) entered into by Jeffrey Wu in November 2014, a Company Board member (the “Respondent”), individually and as an institution-related party of United International Bank, Flushing, NY (the “Bank”) and also issued an Order of Further Prohibition from Further Participation, Order to Pay a Civil Money Penalty and Order for Restitution (the “Order”) against the Respondent.  The Order was issued pursuant to Sections 8(e), 8(b)(6) and 8(i)(2) of the Federal Deposit Insurance Act, as amended (the “Act”). The FDIC alleged that the Respondent, in his capacity as an institution-related party to the Bank, engaged in unsafe or unsound banking practices, and/or breaches of fiduciary duties in connection with certain nominee loan arrangement. Without admitting or denying any grounds for the foregoing allegations, the Respondent consented to the issuance of the Order and to paying (i) $500,000 to the U.S. Treasury as a civil money penalty paid in full on December 17, 2014, (ii) $285,286 as restitution to the Bank (to be paid in monthly installments commencing in April 2015), and (iii) approximately $2.8 million in toto also as restitution to the Bank in full satisfaction of certain loans extended to the Respondent through nominee borrowers, on the earlier of any date the Bank is merged, sold or acquired, or June 30, 2016. In addition, the Respondent is also prohibited from (i) participating in the conduct of the affairs of any financial institution as set forth in Section 8(e)(7)(a) of the Act, (ii) soliciting, voting or transferring any voting rights in any such financial institution, (iii) violating any previously approved (by any federal banking agency) voting agreements, and (iv) voting for a director or serving as an institution-affiliated party. The Respondent is prohibited from seeking any indemnification from any financial institutions for the civil money penalties referenced above. The Order will remain in effect until modified or terminated by the FDIC. The foregoing description of the Stipulation and Consent and the Order is qualified in its entirety by reference to the texts of such documents.

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

Directors are reelected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class I directors have a term expiring at the Annual Meeting in 2016 and until their successors are elected and qualified. Class II directors have a term expiring at the Annual Meeting in 2017 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2015 and until their successors are elected and qualified. Directors reelected at such time shall be reelected to three year terms. Officers are appointed by the Board and serve at the pleasure of the Board.

Our Board held 5 meetings during 2014 which were attended by all directors. We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2014 Annual Meeting of stockholders, all members of the Board attended. The independent directors of our Board regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board and each committee.

The membership and responsibilities of these current committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our Bylaws, each committee’s Charter, where applicable, specific directions of the Board, and certain mandated regulatory requirements. The Charters of the Audit and Compensation Committees, as well as the Code of Conduct and Ethics are available at the Company’s website at http://www.gtjreit.com. The information on the Company’s website is not a part of this Annual Report. The information is also available in print to any shareholder who requests it.

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

During the year ended December 31, 2014, the Audit Committee held 4 meetings and all of the members attended all of the meetings.

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

Pursuant to its Charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the company. The Chair of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultants. The compensation consultant must directly report to the Compensation Committee.  In the fourth quarter of 2013, the Compensation Committee engaged FTI Consulting (“FTI”) to review the Company’s executive management and Board member compensation policies and levels. FTI completed its review and delivered its recommendations to the Committee on April 17, 2014. The FTI engagement did not exceed $16,000. Except as set forth above, FTI provided no other services to the Company in 2014.  In December 2013, the Company’s executive management engaged Gressle & McGinley (“G&M”) to provide its review and recommendations of the named executive officer compensation (CEO, President/COO, CFO and Executive VP) levels in connection with 2013 fiscal year bonuses, including, without limitations, providing compensation analysis and peer group review as well as salary and performance target analysis. G&M completed its review and delivered its recommendations to the management.  Subsequently, the Company’s executive management engaged the services of G&M to review and provide its recommendations pertaining to (i) the named executive officer compensation levels for the 2014 fiscal year bonuses and (ii) the non-management Board member compensation levels. G&M completed its review and delivered its recommendations in February 2015. The G&M engagements, in the aggregate, did not exceed $43,000. Except as set forth above, G&M provides no other services to the Company.

During the year ended December 31, 2014, the Compensation Committee held 10 meetings. With the exception of Jeffrey Wu, all of our directors attended at least 75% of all committee meetings.

The Board of Directors does not have a stand-alone Nominating Committee. Instead, the full Board carries out duties of a nominating committee. The Board has not adopted written guidelines regarding nominees for director.

Corporate Governance Matters; Risk Oversight and Management

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above  Our directors possess relevant and industry-specific experience and knowledge relevant to the size and nature of our business, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Board annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

The Board has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer (“CEO”) or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time. Currently, Paul Cooper serves as our Chairman and CEO. We believe he is well suited to manage the responsibility of implementing our corporate strategy and leading discussions, at the Board level, regarding performance relative to our corporate strategy, which accounts for a significant portion of the time devoted at our Board meetings. We believe this arrangement serves the best interests of the Company and its shareholders.

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

Director Independence

As of December 31, 2014, our Board of Directors consisted of ten members, six of whom were deemed independent. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the Nasdaq Stock Market. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Except as otherwise disclosed in this Annual Report, none of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our principal executive officer and principal financial officer. A copy of the Code will be provided to any person without charge upon written request to our corporate address to the attention of the Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2014 (“Named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	All Other Compensation ($)		Total ($)
Jerome Cooper, Chairman Emeritus	2014	$—	$—	$—	$—		$—
	2013	$117,308	$—	$—	$363,804	(1)(2)(5)	$481,112
Paul Cooper, Chairman and Chief Executive Officer	2014	$550,000	$295,000	$151,994	$64,736	(1)(2)(3)	$1,061,730
	2013	$550,000	$—	$175,002	$49,283	(1)(2)(3)	$774,285
Louis Sheinker, President, Chief Operating Officer and Secretary	2014	$500,000	$295,000	$151,994	$69,236	(1)(2)(3)	$1,016,230
	2013	$500,000	$—	$—	$49,283	(1)(2)(3)	$549,283
Ben Zimmerman, Chief Financial Officer and Treasurer	2014	$121,154	$—	$—	$27	(2)	$121,181
Douglas Cooper, Director	2014	$150,000	$33,000	$—	$—		$183,000
	2013	$150,000	$—	$125,004	$5,245	(1)(2)	$280,249

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums.
(3)	Includes auto allowance, health care reimbursement and medical insurance premiums.
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

(5)	Includes $360,000 due pursuant to a Separation Agreement entered into on December 11, 2013. Effective January 1, 2014 Mr. Cooper is Chairman Emeritus.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year End:

All options granted to our named executive officers in 2008 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 were granted under our 2007 Plan. No grants plan-based awards were made to the named executive officers in 2014.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2014:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)(1)
Paul Cooper, Chairman and Chief Executive Officer	6/4/2014	22,352	$151,994
Louis Sheinker, Chief Operating Officer, President and Secretary	6/4/2014	22,352	$151,994

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2014:

Name	Grant Year	Number of Shares of Unit of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2014	13,665	92,922	—	—
	2013	3,228	20,659	—	—
	2012	715	4,862
Louis Sheinker	2014	13,665	92,922	—	—
Douglas Cooper	2013	2,306	14,758	—	—
	2012	511	3,475	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers outstanding as of December 31, 2014:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price(1)	Option Expiration Date(2)
Jerome Cooper, Chairman Emeritus	100,000	—	—	$11.14	June 2017
Paul Cooper, Chairman and Chief Executive Officer	50,000	—	—	$11.14	June 2017
Douglas Cooper, Director	50,000	—	—	$11.14	June 2017

(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.

Option Exercises and Stock Vested:

No options were exercised by our named executive officers in 2014.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in controls at December 31, 2014.

Paul Cooper Employment Agreement

Paul Cooper’s employment agreement, effective as of January 1, 2013, provides for an initial term of three years and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. The agreement provides for the payment of a base salary at the annual rate of $550,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $250,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $150,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement. In addition, the agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, life insurance, disability insurance, and participation in 401(k) plan. In the event that (a) the Company terminates the agreement without cause, (b) Mr. Cooper terminates the agreement for good reason, (c) the Company does not renew the employment agreement after expiration of the initial term or any renewal term, as the case may be, or (d) following a change in control and (i) the Company, or any successor entity terminates Mr. Cooper without cause, or (ii) Mr. Cooper terminates his employment for good reason, then the Company will have severance obligations to Mr. Cooper, including severance payments, accelerated vesting of unvested equity bonus and COBRA payments for the greater of the remainder of the initial term or one year.  The severance payments will be calculated as follows: (a) if Mr. Cooper’s employment is terminated following a change in control, or for good reason, the Company will pay him base salary and bonus that he would have earned for the remainder of the initial term or one year, whichever is greater. If the Company does not extend the agreement following expiration of the initial term and provided that the Company achieved the bonus criteria for each of the three years of the initial term, the Company will pay Mr. Cooper one times his base salary and one times his bonus amount.  If such termination occurs during a renewal term, the Company will pay Mr. Cooper the base salary and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term.

Louis Sheinker Employment Agreement

Louis Sheinker’s employment agreement, effective as of January 1, 2013, provides for an initial term of three years and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement.  The agreement provides for the payment of a base salary at the annual rate of $500,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Sheinker may earn a cash bonus of $200,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $50,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement.  In addition, the agreement provides that the Company will provide Mr. Sheinker with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, life insurance, disability insurance, and participation in 401(k) plan. In the event that (a) the Company terminates the agreement without cause, (b) Mr. Sheinker terminates the agreement for good reason, (c) the Company does not renew the employment agreement after expiration of the initial term or any renewal term, as the case may be, or (d) following a change in control and (i) the Company, or any successor entity terminates Mr. Sheinker without cause, or (ii) Mr. Sheinker terminates his employment for good reason, then the Company will have severance obligations to Mr. Sheinker, including severance payments, accelerated vesting of unvested equity bonus and COBRA payments for the greater of the remainder of the initial term or one year.  The severance payments shall be calculated as follows: (a) if Mr. Sheinker’s employment is terminated following a change in control as provided for in the agreement, or for good reason, the Company will pay him base salary and bonus (assuming achievement of the bonus criteria) that he would have earned for the remainder of the initial term or one year, whichever is greater.  If the Company does not extend the agreement following expiration of the initial term and provided that the Company achieved the bonus criteria for each of the three years of the initial term, the Company will pay Mr. Sheinker one times his base salary and one times his bonus amount.  If such termination occurs during a renewal term, the Company will pay Mr. Sheinker the base salary and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term.

Ben Zimmerman Employment Letter

On June 4, 2014, the Board approved appointment of Ben Zimmerman as Chief Financial Officer of the Company, to commence his employment with the Company on June 16, 2014. The Board also approved the terms and provisions of Mr. Zimmerman’s employment with the Company as set forth in certain Employment Letter, to include, among others: (i) base salary of $225,000 per annum, subject to review by the Board on an annual basis; (ii) an opportunity to earn an annual bonus in the discretion of and subject to the Board’s review, and (iii) eligibility to participate in the Company’s health, long-term care and other benefit programs. In addition, the Employment Letter also contains confidentiality and non-disclosure covenants customary for agreements of this nature.

Jerome Cooper Separation Agreement

On December 11, 2013, the Company and Jerome Cooper, the Company’s Chairman of the Board entered into a Separation Agreement and General Release (the “Agreement”).  The Agreement provides for the payment to Mr. Cooper of an aggregate of $360,000, payable in three equal annual installments of $120,000 each, commencing January 1, 2014 and continuing on the next two anniversaries thereof.  The Agreement contains, among other things, a general release in favor of the Company of all claims by Mr. Cooper which he may have against the Company which arose or accrued prior to the effective date of the Agreement.

Douglas Cooper Separation Agreement

Effective as of January 15, 2015, following his resignation from the offices of the Company’s Secretary and Treasurer, Douglas Cooper and the Company executed a certain Separation Agreement and General Release (the “Agreement”). The Agreement provides for a severance payment to Mr. Cooper in the aggregate amount of approximately $77,800 (less payroll and other customary deductions) and contains a mutual release of claims by the parties to the agreement. The Severance Agreement also contains certain other provisions that are customary in agreements of this nature.

Independent Director Compensation:

The following table sets forth a summary of the compensation to our independent directors for 2014 services:

Name	Fees Earned or Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Joseph Barone	34,500	10,000	—	—	—	44,500
John Leahy	30,000	10,000	—	—	—	40,000
Stanley Perla	30,000	10,000	—	—	—	40,000
Donald Schaeffer	25,000	10,000	—	—	—	35,000
Harvey Schneider	26,500	10,000	—	—	—	36,500
Jeffrey Wu	25,500	10,000	—	—	—	35,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2015, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock (2) each of the Company’s directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2014.

	Amounts and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Ownership	Class(7)
Jerome Cooper(1)	292,884	2.13%
Paul Cooper(2)	178,619	1.3%
Louis Sheinker (6)	22,352	*
Douglas Cooper(3)	125,375	*
Joseph Barone(5)	112,006	*
John Leahy(4)	23,614	*
Stanley Perla(6)	4,596	*
Donald Schaeffer(4)	23,614	*
Harvey Schneider(5)	18,614	*
Jeffrey Wu(6)	4,596	*
All Executive Officers and Directors as a Group	806,270	5.87%

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 13,160 restricted shares granted under the 2007 Plan.
(2)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 116,622 restricted shares granted under the 2007 Plan.
(3)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 65,375 restricted shares under the 2007 Plan.
(4)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(5)	Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan and 8,614 restricted shares granted under the 2007 Plan.
(6)	Restricted shares granted under the 2007 Plan.
(7)	Based on 13,729,228 shares outstanding as of March 17, 2015.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company, (excluding customary salary payments as employees).

Paul Cooper, our Chairman and CEO, and Louis Sheinker, our President, COO and Secretary, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000.

The Company formerly had a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at an initial base rent of approximately $234,000 with aggregate lease payments totaling approximately $1.8 million.

Douglas Cooper, a director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the years ended December 31, 2014 and 2013 were $31,704 and $483,767, respectively, representing fees and expenses for various divestitures, preparation of all documentation related to the Wu/Lighthouse transaction, and general corporate matters.

On November 4, 2014, the Company invested approximately $1.8 million for a limited partnership interest in Garden 1101 Stewart L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company and Louis Sheinker, the President and Chief Operating Officer of the Company.  There are several limited partners, including a wholly-owned subsidiary of GTJ Realty LP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2014 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2014 and 2013 for professional services rendered by BDO USA, LLP in the following categories:

	2014	2013
Audit fees	$367,892	$408,425
Audit related fees	12,595	13,650
Tax fees	116,505	40,730
Other fees	-	-
Total	$496,992	$462,805

Audit fees. These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements, audit of the Company’s 401(k) plan and other procedures performed by BDO USA, LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

Exhibit Number	Exhibit

10.16	ING Libor Cap Security Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.17	ING Mortgage Notes (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.18	ING Mortgages (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

10.19	ING Assignment of Leases and Rents (Incorporated by reference to the Registrant’s report on Form 8-K filed on July 10, 2007)

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

10.22

Agreement of Lease dated April 27, 2005, between Lighthouse 444 Limited Partnership and GTJ Co., Inc. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.23

Space Substitution Agreement dated January 2, 2008, between Lighthouse 444 Limited Partnership and Shelter Express Corp. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

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

10.33	Open-End Mortgage, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

Exhibit Number	Exhibit

10.34	General Assignment of Rents, dated August 26, 2011, by and between Farm Springs Road and M&T. (Incorporated by reference to Registrant’s report on Form 10-Q filed on November 10, 2011)

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

10.42

Contribution Agreement by and among Wu/Lighthouse Portfolio, LLC, GTJ REIT, Inc., GTJ GP, LLC, GTJ Realty, LP, Jeffrey Wu, Paul Cooper, Louis Sheinker, Jerome Cooper, Jeffrey Ravetz and Sarah Ravetz dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.43

Amended and Restated Limited Partnership Agreement by and between GTJ REIT, Inc. and GTJ GP, LLC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.44

Tax Protection Agreement by and among GTJ REIT, Inc., GTJ Realty, LP, Jeffrey Wu, Wu Family 2012 Gift Trust, Paul Cooper, Jerome Cooper, Jeffrey Ravetz, Sarah Ravetz and Louis Sheinker dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.45

Registration Rights Agreement by and among GTJ REIT, Inc. and certain investors dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.46	Employment Agreement by and between Paul Cooper and GTJ REIT, Inc. dated as of January, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.47	Employment Agreement by and between Louis Sheinker and GTJ REIT, Inc. dated as of January, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.48

Amendment and Modification of Loan Agreement by and among WU/LH 12 Cascade L.L.C., WU/LH 25 Executive L.L.C., WU/LH 269 Lambert L.L.C., WU/LH 103 Fairview Park L.L.C., WU/LH 412 Fairview Park L.L.C., WU/LH 401 Fieldcrest L.L.C., WU/LH 404 Fieldcrest L.L.C., WU/LH 36 Midland L.L.C., WU/LH 100-110 Midland L.L.C., WU/LH 112 Midland L.L.C., WU/LH 199 Ridgewood L.L.C., WU/LH 203 Ridgewood L.L.C., WU/LH 100 American L.L.C., WU/LH 200 American L.L.C., WU/LH 300 American L.L.C., WU/LH 400 American L.L.C. and WU/LH 500 American L.L.C. (collectively the “John Hancock Borrowers”) and John Hancock Life Insurance Company (“John Hancock”) dated as of January 1, 2013 in the aggregate original principal amount of $105,000,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.49

Loan Agreement by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the aggregate principal amount of $105,000,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

Exhibit Number	Exhibit

10.50

Open-End Mortgage Deed, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Wu/LH 25 Executive L.L.C., Wu/LH 12 Cascade L.L.C., Wu/LH 269 Lambert L.L.C., Wu/LH 470 Bridgeport L.L.C., Wu/LH 22 Marsh Hill L.L.C., Wu/LH 15 Executive L.L.C., Wu/LH 950 Bridgeport L.L.C. (collectively the “Connecticut Mortgagors”) and John Hancock dated as of February 25, 2008 in the principal sum of $21,765,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.51

Second Open-End Mortgage Deed, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Connecticut Mortgagors and John Hancock dated as of February 25, 2008 in the principal sum of $32,585,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.52

Third Open-End Mortgage Deed, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Connecticut Mortgagors and John Hancock dated as of February 25, 2008 in the principal sum of $50,650,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.53

First Amendment of Mortgage, Assignment of Lease and Rents, Security Agreement and Fixture Filing by and among WU/LH 100 American L.L.C., WU/LH 200 American L.L.C., WU/LH 300 American L.L.C., WU/LH 400 American L.L.C. and WU/LH 500 American L.L.C. (collectively the “New Jersey Mortgagors”) and John Hancock, dated as of January, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.54

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the New Jersey Mortgagors and John Hancock dated as of February 25, 2008 in the principal sum of $105,000,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.55

Mortgage, Assignment of Leases and Rents and Security Agreement by and among Wu/LH 103 Fairview Park L.L.C., Wu/LH 412 Fairview Park L.L.C., Wu/LH 401 Fieldcrest L.L.C., Wu/LH 404 Fieldcrest L.L.C., Wu/LH 199 Ridgewood L.L.C., Wu/LH 203 Ridgewood L.L.C., Wu/LH 36 Midland L.L.C., Wu/LH 100-110 Midland L.L.C., Wu/LH 112 Midland L.L.C., Wu/LH 8 Slater L.L.C. and John Hancock dated as of February 25, 2008 in the principal sum of $50,650,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.56

Mortgage Note by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the principal sum of $9,765,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.57

Mortgage Note by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the principal sum of $12,000,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.58

Mortgage Note by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the principal sum of $20,960,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.59

Mortgage Note by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the principal sum of $11,625,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.60

Mortgage Note by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the principal sum of $30,650,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.61

Mortgage Note by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the principal sum of $16,100,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.62

Mortgage Note by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the principal sum of $3,900,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.63

Cash and Deposit Account Pledge & Security Agreement by and among the John Hancock Borrowers in favor of John Hancock dated as of January 1, 2013 relating to a loan in the original aggregate principal amount of $21,765,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

Exhibit Number	Exhibit

10.64

Cash and Deposit Account Pledge & Security Agreement by and among the John Hancock Borrowers in favor of John Hancock dated as of January 1, 2013 relating to a loan in the aggregate principal amount of $32,585,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.65

Cash and Deposit Account Pledge & Security Agreement by and among the John Hancock Borrowers in favor of John Hancock dated as of January 1, 2013 relating to a loan in the original aggregate principal amount of $50,650,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.66

Deposit Account Control Agreement by and among the John Hancock Borrowers, John Hancock, and Bank of America, N.A. dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.67

Deposit Account Control Agreement by and among the John Hancock Borrowers, John Hancock, and Bank of America, N.A. dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.68

Deposit Account Control Agreement by and among the John Hancock Borrowers, John Hancock, and Bank of America, N.A. dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.69

Guaranty Agreement by and among GTJ REIT, Inc., GTJ GP, LLC, and GTJ Realty, LP (collectively the “Guarantors”), in favor of John Hancock, dated as of January 1, 2013 guaranteeing a loan in the original aggregate principal amount of $21,765,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.70

Guaranty Agreement by and among the Guarantors in favor of John Hancock, dated as of January 1, 2013 guaranteeing a loan in the original aggregate principal amount of $32,585,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.71

Guaranty Agreement by and among the Guarantors in favor of John Hancock dated as of January 1, 2013 guaranteeing a loan in the original aggregate principal amount of $50,650,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.72

Indemnification Agreement by and among the John Hancock Borrowers, and Guarantors in favor of John Hancock dated as of January, 2013 for a loan in the original aggregate principal amount of $21,765,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.73

Indemnification Agreement by and among the John Hancock Borrowers, and Guarantors in favor of John Hancock dated as of January, 2013 for a loan in the original aggregate principal amount of $32,585,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.74

Indemnification Agreement by and among the John Hancock Borrowers, and Guarantors in favor of John Hancock dated as of January, 2013 for a loan in the original aggregate principal amount of principal amount of $50,650,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.75

First Amendment to Loan and Security Agreement by and among Wu/LH 15 Progress L.L.C. (“15 Progress”), Paul A. Cooper, Jeffrey D. Ravetz, Louis E. Sheinker, Jeffrey Wu, GTJ REIT, Inc., GTJ Realty, LP, and Peoples United Bank (“PUB”) dated as of January 1, 2013 for a loan in the original principal amount of $2,700,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.76

Loan and Security Agreement by and among 15 Progress and PUB dated as of September 30, 2010 in the original principal amount of $2,700,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.77

Promissory Note made by 15 Progress to PUB dated as of September 30, 2010 in the principal sum of $2,700,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.78

Open-End Mortgage Deed and Security Agreement by and among 15 Progress and PUB dated as of September 30, 2010 in the principal sum of $2,700,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

Exhibit Number	Exhibit

10.79	Substitute Limited Guaranty by GTJ REIT, Inc. to PUB dated as of January, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.80

First Amendment to Loan Agreement by and among 165-25 147th Avenue, LLC, 85-01 24th Avenue, LLC, GTJ REIT, Inc. and Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.81

Mortgage Modification Agreement by and among Farm Springs Road, LLC (“Farm Springs”), and Manufacturers and Traders Trust Company (“M&T”) dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.82

Standard Libor Grid Note by and among GTJ REIT, Inc., Farm Springs and M&T dated as of January 1, 2013 in the amount of $10,000,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.83	Credit Agreement by and among GTJ REIT, Inc., Farm Springs, and M&T dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.84	Waiver and Consent by and between GTJ REIT, Inc. and M&T dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.85

Assumption, Consent and Modification Agreement by and among Wu/LH 8 Slater L.L.C. (“8 Slater”), Paul Cooper, Jeffrey Ravetz, Louis Sheinker, GTJ REIT, Inc., and The United States Life Insurance Company in the City of New York (“USLIC”) successor by merger to First SunAmerica Life Insurance Company dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.86

Consolidated, Amended and Restated Promissory Note by and between 8 Slater and USLIC dated as of March 8, 2011 in the principal sum of $4,639,600.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.87

Mortgage, Consolidation, Extension, Spreader and Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents by and between 8 Slater and USLIC dated as of March 8, 2011 in the principal sum of $4,639,600.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.88

Assumption, Consent and Modification Agreement by and among Wu/LH 15 Executive L.L.C. (“15 Executive”), Paul Cooper, Jeffrey Ravetz, Louis Sheinker, GTJ REIT, Inc., and USLIC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.89

Promissory Note made by 15 Executive to USLIC dated as of March 8, 2011 in the principal sum of $4,096,400.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.90

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between 15 Executive and USLIC dated as of March 8, 2011 in the principal sum of $4,096,400.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.91

Assumption, Consent and Modification Agreement by and among Wu/LH 35 Executive L.L.C. (“35 Executive), Paul Cooper, Jeffrey Ravetz, Louis Sheinker, GTJ REIT, Inc., and USLIC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.92

Promissory Note made by 35 Executive to USLIC dated as of March 8, 2011 in the principal sum of $5,724,600.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.93

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between 35 Executive and USLIC dated as of March 8, 2011 in the principal sum of $5,724,600.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.94

Assumption, Consent and Modification Agreement by and among Wu/LH 470 Bridgeport L.L.C. (“470 Bridgeport”), Paul Cooper, Jeffrey Ravetz, Louis Sheinker, GTJ REIT, Inc., and USLIC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

Exhibit Number	Exhibit

10.95

Promissory Note made by 470 Bridgeport to USLIC dated as of March 8, 2011 in the principal sum of $3,683,700.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.96

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between 470 Bridgeport and USLIC dated as of March 8, 2011 in the principal sum of $3,683,700.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.97

Assumption, Consent and Modification Agreement by and among Wu/LH 950 Bridgeport L.L.C. (“950 Bridgeport”), Paul Cooper, Jeffrey Ravetz, Louis Sheinker, GTJ REIT, Inc., and USLIC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.98

Promissory Note made by 950 Bridgeport to USLIC dated as of March 8, 2011 in the principal sum of $2,639,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.99

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between 470 Bridgeport and USLIC dated as of March 8, 2011 in the principal sum of $2,639,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.100

Assumption, Consent and Modification Agreement by and among Wu/LH 22 Marsh Hill L.L.C. (“22 Marsh Hill”), Paul Cooper, Jeffrey Ravetz, Louis Sheinker, GTJ REIT, Inc., and USLIC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.101

Promissory Note made by 22 Marsh Hill to SunAmerica dated as of March 8, 2011 in the principal sum of $2,716,700.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.102

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between 22 Marsh Hill and USLIC dated as of March 8, 2011 in the principal sum of $2,716,700.00 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.103

Amended and Restated Affiliate Guaranty Agreement by 15 Executive, 22 Marsh Hill, 35 Executive, 470 Bridgeport, 950 Bridgeport, and 8 Slater (collectively the “USLIC Borrowers”) in favor of USLIC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.104

Amended and Restated Cash Collateral Agreement by the USLIC Borrowers in favor of USLIC and acknowledged and agreed to by M. Robert Goldman & Company, Inc. dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.105

Environmental Indemnity Agreement by the USLIC Borrowers and GTJ REIT, Inc. for the benefit of USLIC as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.106	Guaranty Agreement by GTJ REIT, Inc. in favor of USLIC dated as of January 1, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 19, 2013).

10.107

Open-End First Mortgage Deed, Security Agreement and Fixture Filing executed by Farm Springs Road, LLC, GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013).

10.108

Promissory Note executed by Farm Springs Road, LLC, GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013).

10.109

Guaranty for the benefit of Aviva Life and Annuity Company executed by GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013).

10.110

Reserve Agreement executed by Farm Springs Road, LLC, GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013).

10.111

Amended and Restated Mortgage, Assignment of Rents and Leases, and Security Agreement dated April 3, 2013, by and between Wu/LH 103 Fairview Park LLC, and Wu/LH 404 Fieldcrest LLC and Genworth Life Insurance Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2013).

Exhibit Number	Exhibit

10.112

Amended and Restated Promissory Note dated April 3, 2013, payable to the order of Genworth Life Insurance Company in the stated principal amount of $14,400,000 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2013).

10.113

Unconditional Guaranty dated April 3, 2013, by GTJ Realty, L.P. to and for the benefit of Genworth Life Insurance Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2013).

10.114

Environmental Indemnity dated April 3, 2013, by and between Wu/LH 103 Fairview Park LLC, Wu/LH 404 Fieldcrest LLC, GTJ Realty L.P. and Genworth Life Insurance Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2013).

10.115

Mortgage, Assignment of Rents and Leases, and Security Agreement dated April 3, 2013, by and between Wu/LH 300 American LLC and Wu/LH 500 American LLC and Genworth Life Insurance Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2013).

10.116	Separation Agreement and General Release dated December 11, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2013).

10.117	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

10.118	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

10.119	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

10.120	Promissory Note dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

10.121	Ben Zimmerman Employment Letter (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 9, 2014).

10.122	Amendment to the Loan Agreement with Capital One, N.A., dated as of November 20, 2014 (filed herewith).

10.123	Amended and Restated Separation Agreement and General Release with D. Cooper, effective as of January 15, 2015 (filed herewith)

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

32.1	Certification of Chief Executive Officer, filed herewith

32.2	Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	D	3,416	9,972	—	3,416	9,972	13,388	579	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	C	3,237	572	—	3,237	572	3,809	28	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	C	3,008	7,097	—	3,008	7,097	10,105	357	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	D	2,275	7,822	—	2,275	7,822	10,097	437	1996	1/17/2013
36 Midland Ave, Port Chester, NY	C	2,428	6,409	208	2,428	6,617	9,045	357	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	C	5,390	16,463	25	5,390	16,488	21,878	868	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	C	827	1,916	—	827	1,916	2,743	119	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	C	948	2,265	—	948	2,265	3,213	131	1986	1/17/2013
8 Slater Street, Port Chester, NY	F	1,997	4,640	20	1,997	4,660	6,657	289	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY		8,907	117	4,086	8,907	4,203	13,110	2,930	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	A	360	3,821	856	360	4,677	5,037	4,664	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY		23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY		74	783	31	74	814	888	805	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	A	38,210	937	2,343	38,210	3,280	41,490	2,875	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY		14,506	323	764	14,518	1,075	15,593	1,045	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	H	26,678	98	3	26,678	101	26,779	12	1992	7/2/2014
Retail:
112 Midland Ave, Port Chester, NY	C	786	422	—	786	422	1,208	42	1980	3/26/2007
Total NY:		136,147	63,663	10,403	136,159	74,054	210,213	17,611
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	C	2,275	12,538	284	2,275	12,822	15,097	653	1986	1/17/2013
200 American Road, Morris Plains, NJ	C	725	5,361	—	725	5,361	6,086	326	2004	1/17/2013
300 American Road, Morris Plains, NJ	D	1,466	6,628	14	1,466	6,642	8,108	354	1987	1/17/2013
400 American Road, Morris Plains, NJ	C	1,724	9,808	3	1,724	9,811	11,535	590	1990	1/17/2013
500 American Road, Morris Plains, NJ	D	1,711	8,111	—	1,711	8,111	9,822	430	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ		1,898	1,402	225	1,898	1,627	3,525	48	1970	4/23/2014
Total NJ:		9,799	43,848	526	9,799	44,374	54,173	2,401

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	48	833	915	1,748	42	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	F	2,660	4,807	42	2,660	4,849	7,509	288	1973	1/17/2013
15 Progress Drive, Shelton, CT	E	984	3,411	—	984	3,411	4,395	200	1980	1/17/2013
33 Platt Road, Shelton, CT		3,204	5,391	—	3,204	5,391	8,595	99	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	32	1,551	3,556	5,107	206	1946	1/17/2013
12 Cascade Blvd, Orange, CT	C	1,688	3,742	—	1,688	3,742	5,430	198	1987	1/17/2013
15 Executive Blvd., Orange, CT	F	1,974	5,357	661	1,974	6,018	7,992	339	1983	1/17/2013
25 Executive Blvd., Orange, CT	C	438	1,481	33	438	1,514	1,952	73	1983	1/17/2013
35 Executive Blvd., Orange, CT	F	1,080	8,909	84	1,080	8,993	10,073	671	1988	1/17/2013
22 Marsh Hill Rd, Orange, CT	F	1,462	2,915	—	1,462	2,915	4,377	145	1989	1/17/2013
269 Lambert Rd, Orange, CT	C	1,666	3,516	201	1,666	3,717	5,383	248	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	G	1,572	11,797		1,572	11,797	13,369	397	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—		200	—	200	—	n/a	4/8/2014
4 Meadow Street, Norwalk, CT		3,155	714	250	3,155	964	4,119	33	1992	8/22/2014
Office:
8 Farm Springs Road, Farmington, CT	B	3,533	16,248	3,832	3,533	20,080	23,613	5,366	1980	2/28/2008
Total CT:		26,000	72,679	5,183	26,000	77,862	103,862	8,305
Grand Total:		171,946	180,190	16,112	171,958	196,290	368,248	28,317

Lender	Principal Outstanding
A—Hartford Life Insurance Company	$45,500
B—Athene Life and Annuity	15,000
C—John Hancock Life Insurance Company	61,834
D—Genworth Life Insurance Company	29,046
E—People’s United Bank	2,459
F—United States Life Insurance Company	22,710
G—Hartford Accident	9,231
H—People’s United Bank	15,500
Total	$201,280

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 27, 2015	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director	March 27, 2015

/s/ Jerome Cooper Jerome Cooper	Chairman Emeritus and Director	March 27, 2015

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 27, 2015

/s/ Douglas Cooper Douglas A. Cooper	Director	March 27, 2015

/s/ Joseph F. Barone Joseph F. Barone	Director	March 27, 2015

/s/ John J. Leahy John J. Leahy	Director	March 27, 2015

/s/ Stanley R. Perla Stanley R. Perla	Director	March 27, 2015

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 27, 2015

/s/ Harvey I. Schneider Harvey I. Schneider	Director	March 27, 2015

/s/ Jeffrey Wu Jeffrey Wu	Director	March 27, 2015