Form 10-Q
period 2015-03-31
GTJ REIT, Inc.
filed 2015-05-13
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,772,238 shares of common stock as of May 13, 2015.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$187,192	$171,958
Buildings and improvements	257,287	196,290
Total real estate, at cost	444,479	368,248
Less: accumulated depreciation and amortization	(30,023)	(28,317)
Net real estate held for investment	414,456	339,931
Cash and cash equivalents	15,708	8,299
Rental income in excess of amount billed	14,048	13,747
Acquired lease intangible assets, net	14,748	15,619
Assets of discontinued operations	87	139
Other assets	18,217	17,022
Total assets	$477,264	$394,757
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$343,195	$201,280
Revolving credit facility	—	43,841
Accounts payable and accrued expenses	3,501	1,751
Dividends payable	2,479	1,098
Acquired lease intangible liabilities, net	7,593	7,846
Liabilities of discontinued operations	2,036	2,098
Other liabilities	4,294	4,178
Total liabilities	363,098	262,092
Commitments and contingencies
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,772,238 and 13,729,228 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	138,994	138,857
Distributions in excess of net income	(94,493)	(82,069)
Total stockholders’ equity	44,502	56,789
Noncontrolling interest	69,664	75,876
Total equity	114,166	132,665
Total liabilities and equity	$477,264	$394,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2015	2014
Revenues:
Rental income	$9,298	$7,817
Tenant reimbursements	2,059	1,457
Total revenues	11,357	9,274
Expenses:
Property operating expenses	2,659	2,245
General and administrative	2,317	2,304
Acquisition costs	611	270
Depreciation and amortization	2,606	2,262
Total expenses	8,193	7,081
Operating income	3,164	2,193
Interest expense	(3,119)	(2,146)
Loss on extinguishment of debt	(14,876)	—
Other	(36)	(8)
(Loss) income from continuing operations	(14,867)	39
Discontinued Operations:
(Loss) income from discontinued operations	(53)	8
Net (loss) income	(14,920)	47
Less: Net (loss) income attributable to noncontrolling interest	(4,975)	5
Net (loss) income attributable to common stockholders	$(9,945)	$42
(Loss) income per common share attributable to common stockholders - basic and diluted:
(Loss) income from continuing operations, net of noncontrolling interest	$(0.72)	$0.00
(Loss) income from discontinued operations	$(0.00)	$0.00
Net (loss) income attributable to common stockholders	$(0.72)	$0.00
Weighted average common shares outstanding – basic and diluted	13,732,095	13,678,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 31, 2015

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(14,920)	$47
Other comprehensive income:
Available-for-sale securities
Net change in unrealized gains	—	—
Comprehensive (loss) income	(14,920)	47
Less: Net (loss) income attributable to noncontrolling interest	(4,975)	5
Comprehensive (loss) income attributable to common stockholders	$(9,945)	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(Unaudited, amounts in thousands, except share and per share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2014	$—	13,729,228	$1	$138,857	$(82,069)	$56,789	$75,876	$132,665
Common stock dividends	—	—	—	—	(2,479)	(2,479)	—	(2,479)
Stock-based compensation	—	—	—	137	—	137	—	137
Net issuance of restricted shares	—	43,010	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,237)	(1,237)
Net loss	—	—	—	—	(9,945)	(9,945)	(4,975)	(14,920)
Balance at March 31, 2015	$—	13,772,238	$1	$138,994	$(94,493)	$44,502	$69,664	$114,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,920)	$47
Loss (income) from discontinued operations	53	(8)
Net (loss) income from continuing operations	(14,867)	39
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities
Depreciation	1,730	1,384
Amortization of intangible assets and deferred charges	857	623
Stock-based compensation	137	49
Loss on extinguishment of debt	14,876	—
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(301)	(630)
Other assets	461	(180)
Accounts payable and accrued expenses	1,750	1,385
Other liabilities	(573)	(856)
Net cash provided by operating activities	4,070	1,814
Cash flow from investing activities:
Cash paid for property acquisitions	(76,170)
Cash paid for property improvements	(61)	(484)
Contract deposits	—	(250)
Net cash used in investing activities	(76,231)	(734)
Cash flow from financing activities:
Proceeds from mortgage notes payable	272,200	—
Financing costs on debt	(6,386)
Return of good faith deposit for mortgage note payable	3,097	—
Repayment due to extinguishment of mortgage debt	(143,363)	—
Payment of mortgage principal	(428)	(253)
Repayment of revolving credit facility	(55,941)	—
Proceeds from revolving credit facility	12,100	—
Cash distributions to noncontrolling interests	(548)	(546)
Cash dividends paid	(1,098)	(1,094)
Net cash provided by (used in) financing activities	79,633	(1,893)
Cash flow from discontinued operations:
Operating activities	(63)	6
Net increase (decrease) in cash and cash equivalents	7,409	(807)
Cash and cash equivalents at the beginning of period	8,299	6,323
Cash and cash equivalents at the end of period	$15,708	$5,516
Supplemental cash flow information:
Cash paid for interest	$—	$2,172
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006, under Maryland General Corporation Law. The Company is focused on the acquisition, ownership, management, and operation of commercial real estate located in the New York, New Jersey and Connecticut.

The Company elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s taxable income, the Company generally will not be required to pay Federal corporate income taxes on such income.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2015, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the UPREIT may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

As of March 31, 2015, the Operating Partnership owned 45 properties consisting of approximately 5.3 million square feet of office and industrial properties on 335 acres of land in New York, New Jersey, and Connecticut.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the Operating Partnership, as the Company makes all operating and financial decisions for (i.e., exercises control over) the Operating Partnership. All material intercompany transactions have been eliminated. The ownership interests of the other investors in the Operating Partnership are presented as noncontrolling interests.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In Management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2014 audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 27, 2015, and other public information.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating purchase price to identified intangible assets liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate-renewal options have been included in the calculation of the fair value of acquired leases where applicable.  The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over market oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $0.1 million for the three months ended March 31, 2015.

As of March 31, 2015, approximately $2.3 million and $12.4 million (net of accumulated amortization) relating to above- market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2014, approximately $2.5 million and $13.1 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, approximately $7.6 million and $7.8 million, respectively, (net of accumulated amortization) relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2015, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2015 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2015	$289	$2,029
2016	573	1,913
2017	466	1,355
2018	488	1,189
2019	564	955
2020	564	932
Thereafter	2,160	3,993
	$5,104	$12,366

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at March 31, 2015.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At March 31, 2015 and December 31, 2014, the Company had restricted cash in the amount of $2.2 million and $1.0 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

Fair Value Measurement:

The Company determines fair value in accordance with ASC Topic 820, “Fair Value Measurement,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2015, and December 31, 2014, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of March 31, 2015, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Beginning January 1, 2013, all noninterest bearing transaction accounts deposited at an insured depository institution are insured by the Federal Deposit Insurance Corporation up to the standard maximum deposit amount of $250,000. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of the financial institutions.

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

New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03.  ASU 2015-03 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810 “Consolidation” and changes the required consolidation analysis.  The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds.  ASU No. 2015-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of its pending adoption of ASU 2015-02 on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items.  However, the presentation and disclosure requirements for items that are either unusual in nature of infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

During June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments when the Terms of an Award Profile That a Performance Target Could be Achieved after the Requisite Service Period.” ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. REAL ESTATE:

On January 20, 2015, the Company acquired a 92,500 square foot single story office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.  The purchase was financed from the Company’s revolving credit facility with Capital One, N.A. Permanent financing of $8.0 million closed in February 2015 as part of the $233.1 million financing with American General Life Insurance Company and affiliates described in further detail in Note 5. The permanent financing is for a 10-year term loan maturing March 1, 2025 that requires interest only payments at the rate of 4.05% per annum.

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 681,754 square feet in Piscataway, NJ.  The aggregate net purchase price including closing costs was $64.6 million.  The purchase price was funded from a combination of $25.5 million from the net proceeds of the Company’s February 20, 2015 AIG Loan and the remaining $39.1 million from a cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secure facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum. Following this interest-only period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

The acquired assets and liabilities associated with the Rocky Hill and Piscataway properties are based upon management’s best available information at the time of the preparation of the condensed consolidated financial statements. However, the business acquisition accounting for these properties are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuations are finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practical, but no later than one year from the respective acquisition dates.

4. DISCONTINUED OPERATIONS:

On May 2, 2013, Shelter Express Corp., a wholly owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of capital stock of Shelter Electric Maintenance Corp. (“SEM”).

The following table sets forth the detail of the Company’s loss from discontinued operations for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues from discontinued operations	$—	$—
(Loss) income from discontinued operations	$(53)	$8

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Assets:
Cash	$86	$138
Accounts receivable, net	1	1
Other assets	—	-
	$87	$139
Liabilities:
Accounts payable and accrued expenses	$19	$13
Insurance reserve	688	741
Pension withdrawal liability	1,304	1,320
Other liabilities	25	24
	$2,036	$2,098

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2015	December 31, 2014	Maturity
Hartford Life Insurance Company	5.05%	$—	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	—	61,834	3/1/2018
Genworth Life Insurance Company	3.20%	28,849	29,046	4/30/2018
People’s United Bank	5.23%	2,442	2,459	10/1/2020
United States Life Insurance Company	5.76%	—	22,710	4/1/2018
Hartford Accident & Indemnity Company	6.07%	9,204	9,231	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	—	3/1/2025
Allstate Corporation	4.00%	39,100	—	4/1/2025
		$343,195	$201,280

Mortgage notes payable includes $0.2 million of premium on the debt assumed in connection with the acquisition of the Windsor Locks, CT property in April 2014. The premium is being amortized as a reduction to interest expense over the life of the underlying debt.

AIG Loan Agreement

On February 20, 2015 (the “Closing Date”), the Company refinanced the current outstanding debt on certain properties and placed new financing on others by entering into a Loan Agreement (the “Loan Agreement”) with American General Life Insurance Company, the Variable Life Insurance Company, the United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

The Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest only payments at the rate of 4.05% per annum. During the period from April 1, 2015, to February 1, 2025, payments of interest only will be payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Company’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on the Closing Date (the “Notes”). The Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut. Using the proceeds available under the AIG Loan, the Company repaid approximately $199.9 million of its outstanding indebtedness and fees including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56.0 million to Capital One, N.A., (iii) $50.2 million to Hartford Accident and Indemnity Company, and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating those obligations. The loss on the extinguishment of debt of $14.9 million includes approximately $15.7 million in prepayment premiums and other fees.

Allstate Loan Agreement

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Company closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2015, the next five years and thereafter are as follows (in thousands):

Remainder of 2015	$650
2016	893
2017	4,129
2018	42,108
2019	789
2020	8,825
Thereafter	285,801
Total	$343,195

6. SECURED REVOLVING CREDIT FACILITY:

On April 8, 2014, the Company obtained a $45 million Line of Credit with Capital One, N.A. The capacity was increased to $60 million on November 20, 2014.  The revolving credit facility was secured by negative pledges on four properties and was available for the acquisition of real estate, property improvements and general working capital purposes. On February 20, 2015, the Company secured the AIG Loan in the principal amount of $233.1 million. Using proceeds available under the loan facility, the Company repaid the outstanding balance on the revolving credit facility of approximately $56.0 million, thereby paying off and terminating the revolving credit facility.

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2015, the Company has a total of 13,772,238 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of March 31, 2015, or December 31, 2014.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2015:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 26, 2015	March 31, 2015	April 15, 2015	$0.09	(1)
March 26, 2015	March 31, 2015	April 15, 2015	$0.09

(1)	This represents a supplemental 2014 dividend.

The total distributions paid in 2015 were the result of cash flow from operations with any shortfalls made up from cash flow from other sources or cash on hand.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of March 31, 2015, the Company had 403,286 shares available for future issuance of awards under the Plan.

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

On March 26, 2015, the Company issued 43,010 restricted shares of common stock, with a value of approximately $400,000 (based upon an estimated value of $9.30) were granted to certain executives of the Company.  One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

Management has determined the value of a share of common stock to be $9.30 based on a valuation completed July 29, 2014 with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to The Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three months ended March 31, 2015 and 2014, the Company’s total stock compensation expense was approximately $137,000 and $49,000, respectively. As of March 31, 2015, there was approximately $535,000 of unamortized stock compensation related to restricted stock.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2014	34,089	$8.74
New shares issued through March 31, 2015	43,010	$9.30
Vested	(15,658)	$8.92
Non-vested shares outstanding as of March 31, 2015	61,441	$9.12

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2015:

Non-vested Shares Vesting Schedule	Number of Shares
2015 (9 months)	23,925
2016	18,434
2017	10,600
2018	5,890
2019	2,353
2020	239
Total Non-vested Shares	61,441

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

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
(Loss) income from continuing operations, net of noncontrolling interest	$(9,892)	$34
(Loss) income from discontinued operations	(53)	8
Net (loss) income attributable to common stockholders	$(9,945)	$42
Denominator:
Weighted average common shares outstanding – basic and diluted	13,732,095	13,678,704
Basic and Diluted Per Share Information:
Net (loss) income per share – basic and diluted	$(0.72)	$0.00

9. RELATED PARTY TRANSACTIONS:

Douglas Cooper, a director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the three months ended March 31, 2015 and 2014, were immaterial.

Paul Cooper is the Chief Executive Officer and Chairman of the Company. Louis Sheinker is President, Chief Operating Officer, Secretary and a director of the Company. The Company formerly was subject to a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014 in exchange for a $150,000 termination fee paid by the Company. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at a current annual base rent of approximately $246,000 with aggregate lease payments totaling $1.8 million.

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

Effective as of January 15, 2015 following his resignation from the offices of the Company’s Secretary and Treasurer, Douglas Cooper entered into Separation Agreement and General Release (the “Agreement”). The Agreement provides for a severance payment to Mr. Cooper in the aggregate amount of approximately $77,800.  The Severance Agreement contains other provisions that are customary in agreements of this nature.

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2015 and December 31, 2014, the remaining liability was approximately $1.3 million, respectively, and is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

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

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,708	$15,708	$8,299	$8,299
Accounts receivable	1,214	1,214	432	432
Financial liabilities:
Accounts payable and accrued expenses	$3,501	$3,501	$1,751	$1,751
Revolving credit facility	—	—	43,841	43,841
Mortgage notes payable	343,195	346,570	201,280	202,121
Pension withdrawal liability	1,304	1,336	1,320	1,330

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 (or our subsequently filed reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2015, owns and operates a total of 45 properties consisting of approximately 5.3 million square feet of primarily industrial properties on approximately 335 acres of land in New York, New Jersey and Connecticut. As of March 31, 2015, our properties were 93% leased to 54 tenants.

We focus primarily on the acquisition, ownership, management and operation of commercial real estate. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, income growth, and enhancing shareholder value without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2014, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2015, there were no material changes to these policies.

Recent Acquisitions:

Rocky Hill, CT

On January 20, 2015, the Company acquired a 92,500 square foot single story office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.  The purchase was financed from the Company’s revolving credit facility with Capital One, N.A. Permanent financing of $8 million closed in February 2015 as part of the AIG Loan described in further detail in Note 5. The AIG Loan is a 10-year term loan maturing March 1, 2025 that requires interest only payments at the rate of 4.05% per annum.

Piscataway, NJ

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 681,754 square feet in Piscataway, NJ.  The aggregate net purchase price including closing costs was $64.6 million.  The purchase price was funded from a combination of $25.5 million from the net proceeds of the Company’s February 20, 2015 AIG Loan and the remaining $39.1 million from a cross-collateralized mortgage from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secure facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$9,298	$7,817	$1,481	19%
Tenant reimbursements	2,059	1,457	602	41%
Total revenues	11,357	9,274	2,083	22%
Operating expenses:
Property operating	2,659	2,245	414	18%
General and administrative	2,317	2,304	13	1%
Acquisition costs	611	270	341	126%
Depreciation and amortization	2,606	2,262	344	15%
Total operating expenses	8,193	7,081	1,112	16%
Operating income	3,164	2,193	971	44%
Interest expense	(3,119)	(2,146)	973	45%
Loss on extinguishment of debt	(14,876)	—	(14,876)	-
Other	(36)	(8)	28	350%
(Loss) income from continuing operations	(14,867)	39	(14,906)	-38220%
Discontinued Operations:
(Loss) income from discontinued operations	(53)	8	(61)	-763%
Net (loss) income	(14,920)	47	(14,967)	-31845%
Less: Net (loss) income attributable to noncontrolling interest	(4,975)	5	(4,980)	-99600%
(Loss) income attributable to common stockholders	$(9,945)	$42	$(9,987)	-23779%

Revenues

Revenues increased $2.1 million, or 22%, to $11.4 million for the three months ended March 31, 2015 from $9.3 million for the three months ended March 31, 2014. The increase is primarily due to the acquisition of four income producing properties in 2014 and seven income producing properties during the first quarter of 2015.

Operating Expenses

Operating expenses increased $1.1 million, or 16%, to $8.2 million for the three months ended March 31, 2015 from $7.1 million for the three months ended March 31, 2014. The increase is primarily due to the acquisition of six properties in 2014 and seven properties during the first quarter of 2015.

Interest Expense

Interest expense increased $1.0 million or 45%, to $3.1 million for the three months ended March 31, 2015 from $2.1 million for the three months ended March 31, 2014. The increase is primarily due to the debt service associated with six property acquisitions in 2014 and seven during the first quarter of 2015.

Acquisition Costs

Acquisition costs increased $0.3 million or 126% to $0.6 million for the three months ended March 31, 2015 from $0.3 million for the three months ended March 31, 2014. The increase is due to the seven properties acquired in the first quarter of 2015.

Loss from Discontinued Operations

The loss from discontinued operations of $0.1 million for the three months ended March 31, 2015 represents expenses incurred in connection with the continued wind down of former operating companies.

Loss from Extinguishment of Debt

Loss from extinguishment of debt of $14.9 million represents prepayment fees and the write-off of loan costs associated with the retirement of $127.6 million of the then outstanding principal balances of various loans in connection with the AIG Loan financing which closed in February 2015.

Liquidity and Capital Resources

Our liquidity needs are and will continue to be satisfied through cash flows generated by operations and financing activities. Rental revenue, and expense recoveries from tenants are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT status. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue will continue to provide the funds necessary for our short-term liquidity needs.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, and refinancings. We may sell properties when we determine that it is in our best interests, which also generates additional liquidity.

On February 20, 2015, the Company, using proceeds available from the AIG Loan repaid the outstanding balance on the Company’s revolving credit facility of approximately $56.0 million thereby paying off and terminating the revolving credit facility.

Net Cash Flows:

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Operating Activities

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2015. For the 2015 period, cash provided by operating activities included (i) a loss from continuing operations of $14.9 million, (ii) an increase in rental income in excess of amounts billed of $0.3 million, and (iii) a decrease in other liabilities of $0.6 million offset by (iv) depreciation and amortization of $2.6 million, (v) a decrease in other assets of $0.5 million (vi) an increase in stock based compensation of $0.1 million (vii) an increase in accounts payable and accrued expenses of $1.8 million and (viii) the loss from the early extinguishment of debt of $14.9 million. Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2014. For the 2014 period, cash provided by operating activities was primarily related to (i) income before depreciation and amortization of $2.1 million, (ii) increases in accounts payable, accrued expenses and other liabilities totaling $0.5 million, offset by (iii) decreases in rental income in excess of amounts billed of $0.6 million and (iv) an increase in other assets of $0.2 million.

Investing Activities

Net cash used in investing activities was $76.2 million for the three months ended March 31, 2015 and $0.7 million for the three months ended March 31, 2014. For the 2015 period, cash used in investing activities was primarily attributable to the acquisitions of seven properties totaling approximately $76.2 million. For the 2014 period, cash used in investing activities were for property improvements of $0.5 million and contract deposits of $0.2 million.

Financing Activities

Net cash provided by financings activities was $79.6 million for the three months ended March 31, 2015. For the 2015 period, cash provided by financing activities included (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our revolving credit facility and (iii) the return of our good faith deposit of $3.1 million in connection with the closing of our AIG Loan in February 2015 offset by (iv) the repayment of the outstanding principal balance and fees associated with  the early extinguishment of debt $143.4 million, (v) the repayment of our revolving credit facility of $56.0 million, (vi) loan costs of $6.4 million in connection with the Company’s AIG and Allstate Loans, (vii) payment of the Company’s quarterly dividend of $1.1 million, (viii) distributions to non-controlling interests of $0.5 million and (ix) the payment of mortgage principal of $0.4 million.  Net cash used in financing activities for the three months ended March 31, 2014 was $1.9 million and included (i) payment of the Company’s quarterly dividend of $1.1 million, (ii) distributions to non-controlling interests of $0.5 million and the payment of mortgage principal of $0.3 million.

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

Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, costs related to the extinguishment of debt, acquisition costs and discontinued operations have been excluded from Adjusted EBITDA in order to assist with measuring core real estate operating performance.

The reconciliation of Net (loss) income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2015, and 2014, are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income attributable to common stockholders	$(9,945)	$42
Real estate depreciation	1,160	928
Amortization of intangible assets and deferred costs	572	481
Interest expense	2,032	1,480
EBITDA	(6,181)	2,931
Loss on extinguishment of debt	9,924	—
Acquisition costs	408	180
Loss (income) from discontinued operations	53	(8)
Adjusted EBITDA	$4,204	$3,103

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (loss) computed in accordance with GAAP; excluding gains or losses from sales of property, excluding asset impairments, plus real estate-related depreciation and amortization and loss from discontinued operations. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expense which may not be immediately apparent from net income.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as the extinguishment of debt and acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments and financing costs which are not indicative of the results of our operating portfolio.

However, FFO and Core FFO:

•

does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, Core FFO and AFFO generally reflects all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP; and
•	should not be considered an alternative to net income as an indication of our performance.

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO, Core FFO and AFFO for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income attributable to common stockholders	$(9,945)	$42
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,160	928
Amortization of intangibles and deferred costs	523	530
Loss (income) from discontinued operations	53	(8)
Funds From Operations (“FFO”), as defined by NAREIT	(8,209)	1,492
Loss on extinguishment of debt	9,924	—
Acquisition costs	408	180
Core FFO, as defined by GTJ REIT, Inc.	2,123	1,672
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(200)	(420)
Amortization of debt mark-to-market adjustments and financing costs	49	(49)
AFFO	$1,972	$1,203
FFO per common share- basic and diluted	$(0.60)	$0.11
Core FFO per common share- basic and diluted	$0.15	$0.12
AFFO per common share- basic and diluted	$0.14	$0.09
Weighted average common shares outstanding- basic and diluted	13,732,095	13,678,704

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty year term. As of March 31, 2015, the remaining liability of this obligation was approximately $1.3 million and is included in liabilities of discontinued operations on our condensed consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31, 2015, we did not have any variable interest rate liabilities.

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

Item 1A. Risk Factors

During the three months ended March 31, 2015, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

10.6

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.7	Form of Mortgage Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.8	Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.9	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.10	Loan Agreement (CT/NJ) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.11	Loan Agreement (NY) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.12	Form of Promissory Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.13	Guaranty Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.14	Pledge and Security Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.15	D. Cooper Separation Agreement and General Release.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

Exhibit	Description

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 13, 2015	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2015	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)