Form 10-Q
period 2015-06-30
GTJ REIT, Inc.
filed 2015-08-12
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,788,674 shares of common stock as of August 11, 2015.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$187,951	$171,958
Buildings and improvements	252,210	196,290
Total real estate, at cost	440,161	368,248
Less: accumulated depreciation and amortization	(32,126)	(28,317)
Net real estate held for investment	408,035	339,931
Cash and cash equivalents	13,043	8,299
Rental income in excess of amount billed	14,369	13,747
Acquired lease intangible assets, net	18,060	15,619
Assets of discontinued operations	15	139
Other assets	20,406	17,022
Total assets	$473,928	$394,757
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$342,954	$201,280
Revolving credit facility	—	43,841
Accounts payable and accrued expenses	2,191	1,751
Dividends payable	1,241	1,098
Acquired lease intangible liabilities, net	7,361	7,846
Liabilities of discontinued operations	1,948	2,098
Other liabilities	4,320	4,178
Total liabilities	360,015	262,092
Commitments and contingencies
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,788,674 and 13,729,228 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	139,257	138,857
Distributions in excess of net income	(94,834)	(82,069)
Total stockholders’ equity	44,424	56,789
Noncontrolling interest	69,489	75,876
Total equity	113,913	132,665
Total liabilities and equity	$473,928	$394,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2015

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$10,306	$7,953	$19,604	$15,770
Tenant reimbursements	1,694	1,502	3,753	2,959
Total revenues	12,000	9,455	23,357	18,729
Expenses:
Property operating expenses	2,165	1,644	4,824	3,889
General and administrative	1,434	1,605	3,751	3,909
Acquisition costs	3	313	614	583
Depreciation and amortization	3,378	2,358	5,984	4,620
Total expenses	6,980	5,920	15,173	13,001
Operating income	5,020	3,535	8,184	5,728
Interest expense	(3,607)	(2,355)	(6,726)	(4,501)
Loss on extinguishment of debt	—	—	(14,876)	—
Other	(9)	81	(45)	73
Income (loss) from continuing operations	1,404	1,261	(13,463)	1,300
Discontinued Operations:
Loss from discontinued operations	(59)	(59)	(112)	(51)
Net income (loss)	1,345	1,202	(13,575)	1,249
Less: Net income (loss) attributable to noncontrolling interest	445	394	(4,530)	399
Net income (loss) attributable to common stockholders	$900	$808	$(9,045)	$850
Income (loss) per common share attributable to common stockholders - basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.07	$0.06	$(0.65)	$0.07
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net income (loss) attributable to common stockholders	$0.07	$0.06	$(0.66)	$0.06
Weighted average common shares outstanding – basic and diluted	13,774,586	13,693,131	13,753,458	13,685,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(Unaudited, amounts in thousands, except share and per share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2014	$—	13,729,228	1	$138,857	$(82,069)	$56,789	$75,876	$132,665
Common stock dividends	—	—	—	—	(3,720)	(3,720)	—	(3,720)
Stock-based compensation	—	—	—	400	—	400	—	400
Net issuance of restricted shares	—	59,446	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,857)	(1,857)
Net loss	—	—	—	—	(9,045)	(9,045)	(4,530)	(13,575)
Balance at June 30, 2015	$—	13,788,674	$1	$139,257	$(94,834)	$44,424	$69,489	$113,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,575)	$1,249
Loss from discontinued operations	112	51
Net (loss) income from continuing operations	(13,463)	1,300
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities
Depreciation	3,858	2,810
Amortization of intangible assets and deferred charges	2,155	1,229
Stock-based compensation	400	194
Loss on extinguishment of debt	14,876	—
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(622)	(1,013)
Other assets	(1,458)	(2,064)
Accounts payable and accrued expenses	440	(107)
Other liabilities	71	(1,109)
Net cash provided by operating activities	6,257	1,240
Cash flow from investing activities:
Cash paid for property acquisitions	(76,170)	(8,539)
Cash paid for property improvements	(703)	(882)
Net cash used in investing activities	(76,873)	(9,421)
Cash flow from financing activities:
Proceeds from mortgage notes payable	272,200	—
Financing costs on debt	(6,588)	—
Return of good faith deposit for mortgage note payable	3,097	—
Repayment due to extinguishment of mortgage debt	(143,363)	—
Payment of mortgage principal	(643)	(330)
Repayment of revolving credit facility	(55,941)	—
Proceeds from revolving credit facility	12,100	10,398
Cash distributions to noncontrolling interests	(1,785)	(1,229)
Cash dividends paid	(3,578)	(2,462)
Net cash provided by financing activities	75,499	6,377
Cash flow from discontinued operations:
Operating activities	(139)	6
Net increase (decrease) in cash and cash equivalents	4,744	(1,798)
Cash and cash equivalents at the beginning of period	8,299	6,323
Cash and cash equivalents at the end of period	$13,043	$4,525
Supplemental cash flow information:
Cash paid for interest	$6,058	$4,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2015, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.8 million shares of the Company’s common stock and approximately 5.0 million shares of Series B preferred stock.

As of June 30, 2015, the Operating Partnership owned 45 properties consisting of approximately 5.3 million square feet of office and industrial space on 335 acres of land in New York, New Jersey, and Connecticut.

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

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2015 presentation.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $0.2 million for the six months ended June 30, 2015.

As of June 30, 2015, above-market and in-place leases of approximately $2.7 million and $15.4 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2014, above-market and in-place leases of approximately $2.5 million and $13.1 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, approximately $7.3 million and $7.8 million, respectively, (net of accumulated amortization) relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2015, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2015 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2015	$161	$1,762
2016	464	2,649
2017	357	2,019
2018	379	1,853
2019	464	1,480
2020	564	1,151
Thereafter	2,160	4,440
	$4,549	$15,354

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at June 30, 2015.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At June 30, 2015 and December 31, 2014, the Company had restricted cash in the amount of $2.5 million and $1.0 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

Fair Value Measurement:

The Company determines fair value in accordance with ASC Topic 820, “Fair Value Measurement.” This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2015, and December 31, 2014, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of June 30, 2015, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service.

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

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 681,754 square feet in Piscataway, NJ.  The aggregate net purchase price including closing costs was $64.6 million.  The purchase price was funded from a combination of $25.5 million from the net proceeds of the Company’s February 20, 2015, AIG Loan and the remaining $39.1 million from a cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secure facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum. Following this interest-only period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

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

The following table sets forth the detail of the Company’s loss from discontinued operations for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues from discontinued operations	$—	$—	$—	$—
Loss from discontinued operations	$(59)	$(59)	$(112)	$(51)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Assets:
Cash	$14	$138
Accounts receivable, net	1	1
Other assets	—	—
	$15	$139
Liabilities:
Accounts payable and accrued expenses	$18	$13
Insurance reserve	616	741
Pension withdrawal liability	1,289	1,320
Other liabilities	25	24
	$1,948	$2,098

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2015	December 31, 2014	Maturity
Hartford Life Insurance Company	5.05%	$—	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	—	61,834	3/1/2018
Genworth Life Insurance Company	3.20%	28,650	29,046	4/30/2018
People’s United Bank	5.23%	2,426	2,459	10/1/2020
United States Life Insurance Company	5.76%	—	22,710	4/1/2018
Hartford Accident & Indemnity Company	6.07%	9,178	9,231	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	—	3/1/2025
Allstate Corporation	4.00%	39,100	—	4/1/2025
		$342,954	$201,280

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2015, the next five years and thereafter are as follows (in thousands):

Remainder of 2015	$436
2016	893
2017	4,102
2018	42,108
2019	789
2020	8,825
Thereafter	285,801
Total	$342,954

6. SECURED REVOLVING CREDIT FACILITY:

On April 8, 2014, the Company obtained a $45.0 million Line of Credit with Capital One, N.A. The capacity was increased to $60.0 million on November 20, 2014. Using proceeds available from the AIG Loan, the Company repaid the outstanding balance on the revolving credit facility of approximately $56.0 million, thereby paying off and terminating the revolving credit facility.

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2015, the Company has a total of 13,788,674 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of June 30, 2015, or December 31, 2014.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2015:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 26, 2015	March 31, 2015	April 15, 2015	$0.09	(1)
March 26, 2015	March 31, 2015	April 15, 2015	$0.09
June 18, 2015	June 30, 2015	July 15, 2015	$0.09

(1)	This represents a supplemental 2014 dividend.

The total distributions paid in 2015 were the result of cash flows from operations with any shortfalls made up from cash flow from other sources or cash on hand.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of June 30, 2015, the Company had 386,850 shares available for future issuance of awards under the Plan.

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

On June 19, 2015, the Company issued an aggregate of 16,436 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $10.65 per share) under the Plan to non-managing members of the Board of Directors. The shares vested immediately upon issuance.

Management has determined the value of a share of common stock to be $10.65 based on a valuation completed June 10, 2015 with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to The Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the six months ended June 30, 2015 and 2014, the Company’s total stock compensation expense was approximately $400,000 and $194,000, respectively. As of June 30, 2015, there was approximately $473,000 of unamortized stock compensation related to restricted stock.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2014	34,089	$8.74
New shares issued through June 30, 2015	59,446	$9.67
Vested	(42,186)	$8.88
Non-vested shares outstanding as of June 30, 2015	51,349	$9.21

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of June 30, 2015:

Non-vested Shares Amortization Schedule	Number of Shares
2015 (6 months)	14,104
2016	18,163
2017	10,600
2018	5,890
2019	2,353
2020	239
Total Non-vested Shares	51,349

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

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$959	$867	$(8,933)	$901
Loss from discontinued operations	(59)	(59)	(112)	(51)
Net income (loss) attributable to common stockholders	$900	$808	$(9,045)	$850
Denominator:
Weighted average common shares outstanding – basic and diluted	13,774,586	13,693,131	13,753,458	13,685,958
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.07	$0.06	$(0.66)	$0.06

9. RELATED PARTY TRANSACTIONS:

Douglas Cooper, a director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), and RMF has acted as counsel to the Company. Fees paid to RMF for the six months ended June 30, 2015 and 2014, were immaterial.

Paul Cooper is the Chief Executive Officer and Chairman of the Company. Louis Sheinker is President, Chief Operating Officer, Secretary and a director of the Company. The Company formerly was subject to a lease agreement with Lighthouse 444 Limited Partnership (“Lighthouse”), the owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014 in exchange for a $150,000 termination fee paid by the Company. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at a current annual base rent of approximately $246,000 with aggregate lease payments totaling $1.8 million.

On December 11, 2013, the Company and Jerome Cooper, Chairman Emeritus, entered into a separation agreement. The agreement provides for the payment to Mr. Cooper of an aggregate of $360,000; payable in three equal annual installments of $120,000, commencing January 1, 2014. Mr. Cooper passed away on May 20, 2015. Under the terms of the separation agreement, Mr. Cooper’s heirs are entitled to receive the balance of the payments under such agreement.

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2015 and December 31, 2014, the remaining liability was approximately $1.3 million, respectively, and is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

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

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$13,043	$13,043	$8,299	$8,299
Accounts receivable	2,389	2,389	432	432
Financial liabilities:
Accounts payable and accrued expenses	$2,191	$2,191	$1,751	$1,751
Revolving credit facility	—	—	43,841	43,841
Mortgage notes payable	342,954	336,981	201,280	202,121
Pension withdrawal liability	1,289	1,264	1,320	1,330

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 (or our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2015, owns and operates a total of 45 properties consisting of approximately 5.3 million square feet of primarily industrial properties on approximately 335 acres of land in New York, New Jersey and Connecticut. As of June 30, 2015, our properties were 93% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2014, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2015, there were no material changes to these policies.

Recent Acquisitions:

Rocky Hill, CT

On January 20, 2015, the Company acquired a 92,500 square foot single story office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.  The purchase was financed from the Company’s revolving credit facility with Capital One, N.A. Permanent financing of $8.0 million closed in February 2015 as part of the AIG Loan described in further detail in Note 5. The AIG Loan is a 10-year term loan maturing March 1, 2025 that requires interest only payments at the rate of 4.05% per annum.

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

Financial Condition and Results of Operations:

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$10,306	$7,953	$2,353	30%
Tenant reimbursements	1,694	1,502	192	13%
Total revenues	12,000	9,455	2,545	27%
Operating expenses:
Property operating	2,165	1,644	521	32%
General and administrative	1,434	1,605	(171)	-11%
Acquisition costs	3	313	(310)	-99%
Depreciation and amortization	3,378	2,358	1,020	43%
Total operating expenses	6,980	5,920	1,060	18%
Operating income	5,020	3,535	1,485	42%
Interest expense	(3,607)	(2,355)	1,252	53%
Other	(9)	81	(90)	-111%
Income from continuing operations	1,404	1,261	143	11%
Discontinued Operations:
Loss from discontinued operations	(59)	(59)	—	0%
Net income	1,345	1,202	143	12%
Less: Net income attributable to noncontrolling interest	445	394	51	13%
Income attributable to common stockholders	$900	$808	$92	11%

Revenues

Revenues increased $2.54 million, or 27%, to $12.0 million for the three months ended June 30, 2015 from $9.5 million for the three months ended June 30, 2014. The increase is primarily due to the acquisition of four income producing properties in 2014 and seven income producing properties during the first quarter of 2015.

Operating Expenses

Operating expenses increased $1.1 million, or 18%, to $7.0 million for the three months ended June 30, 2015 from $5.9 million for the three months ended June 30, 2014. The increase is primarily due to the acquisition of six properties in 2014 and seven properties during the first quarter of 2015.

Interest Expense

Interest expense increased $1.3 million or 53%, to $3.6 million for the three months ended June 30, 2015 from $2.3 million for the three months ended June 30, 2014. The increase is primarily due to the debt service associated with six property acquisitions in 2014, seven acquisitions during the first quarter of 2015 and the AIG Loan financing.

Loss from Discontinued Operations

The loss from discontinued operations of $0.1 million for the three months ended June 30, 2015 represents expenses incurred in connection with the continued wind down of former operating companies.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$19,604	$15,770	$3,834	24%
Tenant reimbursements	3,753	2,959	794	27%
Total revenues	23,357	18,729	4,628	25%
Operating expenses:
Property operating	4,824	3,889	935	24%
General and administrative	3,751	3,909	(158)	-4%
Acquisition costs	614	583	31	5%
Depreciation and amortization	5,984	4,620	1,364	30%
Total operating expenses	15,173	13,001	2,172	17%
Operating income	8,184	5,728	2,456	43%
Interest expense	(6,726)	(4,501)	2,225	49%
Loss on extinguishment of debt	(14,876)	—	(14,876)	-
Other	(45)	73	(118)	-162%
(Loss) income from continuing operations	(13,463)	1,300	(14,763)	-1,136%
Discontinued Operations:
Loss from discontinued operations	(112)	(51)	(61)	-120%
Net (loss) income	(13,575)	1,249	(14,824)	-1,187%
Less: Net (loss) income attributable to noncontrolling interest	(4,530)	399	(4,929)	-1,235%
(Loss) income attributable to common stockholders	$(9,045)	$850	$(9,895)	-1,164%

Revenues

Revenues increased $4.6 million, or 25%, to $23.4 million for the six months ended June 30, 2015 from $18.7 million for the six months ended June 30, 2014. The increase is primarily due to the acquisition of four income producing properties in 2014 and seven income producing properties during the first quarter of 2015, as well as the leasing of approximately 235,000 square feet.

Operating Expenses

Operating expenses increased $2.2 million, or 17%, to $15.2 million for the six months ended June 30, 2015 from $13.0 million for the six months ended June 30, 2014. The increase is primarily due to the acquisition of six properties in 2014 and seven properties during the first quarter of 2015.

Interest Expense

Interest expense increased $2.2 million or 49%, to $6.7 million for the six months ended June 30, 2015 from $4.5 million for the six months ended June 30, 2014. The increase is primarily due to the debt service associated with six property acquisitions in 2014, seven acquisitions during the first quarter of 2015 and the AIG Loan financing.

Acquisition Costs

Acquisition costs of  $0.6 million result from the purchase of seven properties during the first quarter of 2015.

Loss from Discontinued Operations

The loss from discontinued operations of $0.1 million for the six months ended June 30, 2015 represents expenses incurred in connection with the continued wind down of former operating companies.

Loss from Extinguishment of Debt

Loss from extinguishment of debt of $14.9 million represents prepayment fees and the write-off of loan costs associated with the retirement of $127.6 million of the then outstanding principal balances of various loans in connection with the AIG Loan financing which closed in February 2015.

Liquidity and Capital Resources

Our liquidity needs are and will continue to be satisfied through cash flows generated by operations and financing activities. Rental revenue and expense recoveries from tenants are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the distributions required to maintain our REIT status. We seek to increase cash flows from our properties by maintaining quality standards for our buildings that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. We believe that our revenue will continue to provide the funds necessary for our short-term liquidity needs.

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

Net Cash Flows:

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Operating Activities

Net cash provided by operating activities was $6.3 million for the six months ended June 30, 2015. For the 2015 period, cash provided by operating activities included (i) a loss from continuing operations of $13.6 million, (ii) an increase in rental income in excess of amounts billed of $0.6 million, and (iii) an increase in other assets of $1.5 million  offset by (iv) depreciation and amortization of $6.0 million, (v) an increase in other liabilities of $0.1million (vi) an increase in stock based compensation of $0.4 million (vii) an increase in accounts payable and accrued expenses of $0.4 million and (viii) the loss from the early extinguishment of debt of $14.9 million. Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2014. For the 2014 period, cash provided by operating activities was $1.2 million and resulted from (i) income before depreciation and amortization of $1.3 million, (ii) an increase in depreciation and amortization of $4.0 million and (iii) an increase in stock based compensation of $0.2 million offset by (iv) an increase in rental income in excess of amounts billed of $1 million, (v) increases in other assets of $2.1 million, (vi) a decrease in other liabilities of $1.1 million and (vii) a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities

Net cash used in investing activities was $76.9 million for the six months ended June 30, 2015 and $9.4 million for the six months ended June 30, 2014. For the 2015 period, cash used in investing activities resulted from the acquisition of seven properties totaling approximately $76.2 million and property improvements of $0.7 million. For the 2014 period, cash used in investing activities was primarily due to the acquisition of two properties totaling $8.5 million plus property improvements of $0.9 million.

Financing Activities

Net cash provided by financings activities was $75.5 million for the six months ended June 30, 2015. For the 2015 period, cash provided by financing activities included (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our revolving credit facility and (iii) the return of our good faith deposit of $3.1 million in connection with the closing of our AIG Loan in February 2015 offset by (iv) the repayment of the outstanding principal balance and fees associated with  the early extinguishment of debt $143.4 million, (v) the repayment of our revolving credit facility of $56.0 million, (vi) loan costs of $6.5 million in connection with the Company’s AIG and Allstate Loans, (vii) payment of the Company’s quarterly and supplemental dividend of $3.6 million, (viii) distributions to non-controlling interests of $1.8 million and (ix) the payment of mortgage principal of $0.6 million.  Net cash used in financing activities for the six months ended June 30, 2014 was $6.4 million and included (i) proceeds of $10.4 million from our revolving credit facility offset by (ii) payment of the Company’s quarterly and supplemental dividend of $2.5 million, (iii) distributions to non-controlling interests of $1.2 million and (iv) the payment of mortgage principal of $0.3 million.

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

The reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$900	$808	$(9,045)	$850
Real estate depreciation	1,425	988	2,584	1,916
Amortization of intangible assets and deferred costs	866	522	1,438	1,003
Interest expense	2,285	1,587	4,318	3,067
EBITDA	5,476	3,905	(705)	6,836
Loss on extinguishment of debt	—	—	9,924	—
Acquisition costs	2	209	410	389
Loss from discontinued operations	59	59	112	51
Adjusted EBITDA	$5,537	$4,173	$9,741	$7,276

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, excluding asset impairments, plus real estate-related depreciation and amortization and loss from discontinued operations. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expense which may not be immediately apparent from net income.

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

However, FFO and Core FFO:

•

do not represent cash flows from operating activities in accordance with GAAP. Unlike FFO, Core FFO and AFFO generally reflect all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP; and
•	should not be considered alternatives to net income as indications of our performance.

FFO, Core FFO and AFFO may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO, Core FFO and AFFO for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$900	$808	$(9,045)	$850
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,425	988	2,584	1,916
Amortization of intangibles and deferred costs	745	537	1,268	1,067
Loss from discontinued operations	59	59	112	51
Funds From Operations (“FFO”), as defined by NAREIT	3,129	2,392	(5,081)	3,884
Loss on extinguishment of debt	—	—	9,924	—
Acquisition costs	2	209	410	389
Core FFO, as defined by GTJ REIT, Inc.	3,131	2,601	5,253	4,273
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(214)	(256)	(415)	(676)
Amortization of debt mark-to-market adjustments and financing costs	121	(15)	169	(64)
AFFO	$3,038	$2,330	$5,007	$3,533
FFO per common share- basic and diluted	$0.23	$0.17	$(0.37)	$0.28
Core FFO per common share- basic and diluted	$0.23	$0.19	$0.38	$0.31
AFFO per common share- basic and diluted	$0.22	$0.17	$0.36	$0.26
Weighted average common shares outstanding- basic and diluted	13,774,586	13,693,131	13,753,458	13,685,958

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty year term. As of June 30, 2015, the remaining liability of this obligation was approximately $1.3 million and is included in liabilities of discontinued operations on our condensed consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2015, we did not have any variable interest rate liabilities.

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

Item 1A. Risk Factors

During the six months ended June 30, 2015, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent public reports.

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

10.7	Form of Mortgage Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.8	Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.9	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.10	Loan Agreement (CT/NJ) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.11	Loan Agreement (NY) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.12	Form of Promissory Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.13	Guaranty Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.14	Pledge and Security Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.15	D. Cooper Separation Agreement and General Release (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 12, 2015	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2015	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)