Form 10-Q
period 2015-09-30
GTJ REIT, Inc.
filed 2015-11-12
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,788,674 shares of common stock as of November 11, 2015.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$187,943	$171,958
Buildings and improvements	253,126	196,290
Total real estate, at cost	441,069	368,248
Less: accumulated depreciation and amortization	(34,211)	(28,317)
Net real estate held for investment	406,858	339,931
Cash and cash equivalents	14,830	8,299
Rental income in excess of amount billed	14,718	13,747
Acquired lease intangible assets, net	16,950	15,619
Assets of discontinued operations	246	139
Other assets	19,232	17,022
Total assets	$472,834	$394,757
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$342,711	$201,280
Revolving credit facility	—	43,841
Accounts payable and accrued expenses	2,019	1,751
Dividends payable	1,241	1,098
Acquired lease intangible liabilities, net	7,086	7,846
Liabilities of discontinued operations	1,720	2,098
Other liabilities	4,126	4,178
Total liabilities	358,903	262,092
Commitments and contingencies
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,788,674 and 13,729,228 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	139,321	138,857
Distributions in excess of net income	(94,662)	(82,069)
Total stockholders’ equity	44,660	56,789
Noncontrolling interest	69,271	75,876
Total equity	113,931	132,665
Total liabilities and equity	$472,834	$394,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015		2014
Revenues:
Rental income	$10,272	$8,664	$29,876		$24,434
Tenant reimbursements	2,044	1,464	5,797		4,423
Total revenues	12,316	10,128	35,673		28,857
Expenses:
Property operating expenses	2,317	1,916	7,141		5,805
General and administrative	1,152	1,054	4,903		4,963
Acquisition costs	—	353	614		936
Depreciation and amortization	3,250	2,360	9,234		6,980
Total expenses	6,719	5,683	21,892		18,684
Operating income	5,597	4,445	13,781		10,173
Interest expense	(3,607)	(2,650)	(10,333)		(7,151)
Loss on extinguishment of debt	—	—	(14,876)		—
Other	3	(100)	(42)		(27)
Income (loss) from continuing operations	1,993	1,695	(11,470)		2,995
Discontinued Operations:
Income (loss) from discontinued operations	5	(130)	(107)		(181)
Net income (loss)	1,998	1,565	(11,577)		2,814
Less: Net income (loss) attributable to noncontrolling interest	585	545	(3,945)		944
Net income (loss) attributable to common stockholders	$1,413	$1,020	$(7,632)		$1,870
Income (loss) per common share attributable to common stockholders - basic and diluted:
Income (loss) from continuing operations, net of noncontrolling interest	$0.10	$0.08	$(0.55)	`	$0.15
Income (loss) from discontinued operations	$0.00	$(0.01)	$0.00		$(0.01)
Net income (loss) attributable to common stockholders	$0.10	$0.07	$(0.55)		$0.14
Weighted average common shares outstanding – basic and diluted	13,788,674	13,729,521	13,765,326		13,700,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited, amounts in thousands, except share and per share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2014	$—	13,729,228	$1	$138,857	$(82,069)	$56,789	$75,876	$132,665
Common stock dividends	—	—	—	—	(4,961)	(4,961)	—	(4,961)
Stock-based compensation	—	—	—	464	—	464	—	464
Net issuance of restricted shares	—	59,446	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,660)	(2,660)
Net loss	—	—	—	—	(7,632)	(7,632)	(3,945)	(11,577)
Balance at September 30, 2015	$—	13,788,674	$1	$139,321	$(94,662)	$44,660	$69,271	$113,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,577)	$2,814
Loss from discontinued operations	107	181
Net (loss) income from continuing operations	(11,470)	2,995
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities
Depreciation	5,963	4,292
Amortization of intangible assets and deferred charges	3,389	1,874
Stock-based compensation	464	300
Loss on extinguishment of debt	14,876	—
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(971)	(1,385)
Other assets	770	(531)
Accounts payable and accrued expenses	267	(149)
Other liabilities	(123)	(1,328)
Net cash provided by operating activities	13,165	6,068
Cash flow from investing activities:
Cash paid for property acquisitions	(76,170)	(40,697)
Cash paid for property improvements	(1,609)	(2,220)
Deal pursuit costs		(1,045)
Restricted Cash	(1,503)	—
Net cash used in investing activities	(79,282)	(43,962)
Cash flow from financing activities:
Proceeds from mortgage notes payable	272,200	13,033
Financing costs on debt	(6,588)	—
Return of good faith deposit for mortgage note payable	3,097	—
Repayment due to extinguishment of mortgage debt	(143,363)	—
Payment of mortgage principal	(860)	(853)
Repayment of revolving credit facility	(55,941)	—
Proceeds from revolving credit facility	12,100	29,818
Cash distributions to noncontrolling interests	(2,588)	(1,777)
Cash dividends paid	(4,818)	(3,556)
Net cash provided by financing activities	73,239	36,665
Cash flow from discontinued operations:
Operating activities	(591)	(92)
Net increase (decrease) in cash and cash equivalents	6,531	(1,321)
Cash and cash equivalents at the beginning of period	8,299	6,323
Cash and cash equivalents at the end of period	$14,830	$5,002
Supplemental cash flow information:
Cash paid for interest	$9,485	$7,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The outstanding limited partnership interest was increased to 33.78% due to post-closing adjustments. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At September 30, 2015, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.1 million shares of Series B preferred stock.

As of September 30, 2015, the Operating Partnership owned 45 properties consisting of approximately 5.3 million square feet of office and industrial space on 335 acres of land in New York, New Jersey, and Connecticut.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the Operating Partnership, as the Company makes all operating and financial decisions for (i.e., exercises control over) the Operating Partnership. All material intercompany transactions have been eliminated. The ownership interests of the other investors in the Operating Partnership are presented as non-controlling interests.

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2014, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 27, 2015, and other public information.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $0.3 million for the nine months ended September 30, 2015.

As of September 30, 2015, above-market and in-place leases of approximately $2.6 million and $14.4 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2014, above-market and in-place leases of approximately $2.5 million and $13.1 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2015, and December 31, 2014, approximately $7.1 million and $7.8 million, respectively, (net of accumulated amortization) relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2015, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2015 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2015	$69	$837
2016	464	2,649
2017	357	2,018
2018	379	1,853
2019	464	1,480
2020	564	1,151
Thereafter	2,160	4,440
	$4,457	$14,428

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at September 30, 2015.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, and tenant improvements. At September 30, 2015 and December 31, 2014, the Company had restricted cash in the amount of $2.6 million and $1.0 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2015, and December 31, 2014, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2015, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service.

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

New Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies that an entity can defer and present debt issuance costs related to line-of-credit arrangements as an asset that can subsequently be amortized ratably over the team of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transaction methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2018.

In April 2014, the FASB issued 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations. This accounting standards update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted.  The adoption of ASU 2014-08 has had no impact to the Company in 2015.  The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

3. REAL ESTATE:

On January 20, 2015, the Company acquired a 92,500 square foot single story office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.  The purchase was financed from the Company’s revolving credit facility with Capital One, N.A. Permanent financing of $8.0 million closed in February 2015 as part of the $233.1 million financing with American General Life Insurance Company and affiliates described in further detail in Note 5. The permanent financing is for a 10-year term loan maturing March 1, 2025, that requires interest only payments at the rate of 4.05% per annum.

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 681,754 square feet in Piscataway, NJ.  The aggregate net purchase price including closing costs was $64.6 million.  The acquisition was funded from a combination of $25.5 million from the net proceeds of the Company’s February 20, 2015, AIG Loan and the remaining $39.1 million from a cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secure facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum. Following this interest-only period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

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

The following table sets forth the detail of the Company’s income (loss) from discontinued operations for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues from discontinued operations	$—	$—	$—	$—
Income (loss) from discontinued operations	$5	$(130)	$(107)	$(181)

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Assets:
Cash	$244	$138
Accounts receivable, net	2	1
	$246	$139
Liabilities:
Accounts payable and accrued expenses	$14	$13
Insurance reserve	407	741
Pension withdrawal liability	1,274	1,320
Other liabilities	25	24
	$1,720	$2,098

5. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2015	December 31, 2014	Maturity
Hartford Life Insurance Company	5.05%	$—	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	—	61,834	3/1/2018
Genworth Life Insurance Company	3.20%	28,450	29,046	4/30/2018
People’s United Bank	5.23%	2,410	2,459	10/1/2020
United States Life Insurance Company	5.76%	—	22,710	4/1/2018
Hartford Accident & Indemnity Company	6.07%	9,151	9,231	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	—	3/1/2025
Allstate Corporation	4.00%	39,100	—	4/1/2025
		$342,711	$201,280

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2015, the next five years and thereafter are as follows (in thousands):

Remainder of 2015	$219
2016	893
2017	4,076
2018	42,108
2019	789
2020	8,825
Thereafter	285,801
Total	$342,711

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

7. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2015, the Company has a total of 13,788,674 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of September 30, 2015, or December 31, 2014.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2015:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 26, 2015	March 31, 2015	April 15, 2015	$0.09	(1)
March 26, 2015	March 31, 2015	April 15, 2015	$0.09
June 18, 2015	June 30, 2015	July 15, 2015	$0.09
August 11, 2015	September 30, 2015	October 15, 2015	$0.09

(1)	This represents a supplemental 2014 dividend.

The total distributions paid in 2015 were the result of cash flows from operations.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of September 30, 2015, the Company had 386,850 shares available for future issuance of awards under the Plan.

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

For the nine months ended September 30, 2015 and 2014, the Company’s total stock compensation expense was approximately $464,000 and $300,000, respectively. As of September 30, 2015, there was approximately $409,000 of unamortized stock compensation related to restricted stock.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2014	34,089	$8.74
New shares issued through September 30, 2015	59,446	$9.67
Vested	(49,238)	$8.93
Non-vested shares outstanding as of September 30, 2015	44,297	$9.24

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of September 30, 2015:

Non-vested Shares Amortization Schedule	Number of Shares
2015 (3 months)	7,052
2016	18,163
2017	10,600
2018	5,890
2019	2,353
2020	239
Total Non-vested Shares	44,297

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

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations, net of noncontrolling interest	$1,408	$1,150	$(7,525)	$2,051
Income (loss) from discontinued operations	5	(130)	(107)	(181)
Net income (loss) attributable to common stockholders	$1,413	$1,020	$(7,632)	$1,870
Denominator:
Weighted average common shares outstanding – basic and diluted	13,788,674	13,729,521	13,765,326	13,700,638
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.10	$0.07	$(0.55)	$0.14

9. RELATED PARTY TRANSACTIONS:

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

Douglas Cooper, a director of the Company, is a partner of Ruskin, Moscou, Faltischek, P.C. (“RMF”), which previously   acted as counsel to the Company. Fees paid to RMF for the nine months ended September 30, 2015 and 2014, were immaterial.  Effective as of January 15, 2015, following his resignation from the offices of the Company’s Secretary and Treasurer, Douglas Cooper entered into Separation Agreement and General Release (the “Agreement”). The Agreement provides for a severance payment to Mr. Cooper in the aggregate amount of approximately $77,800.  The Severance Agreement contains other provisions that are customary in agreements of this nature.

10. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business; however, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of September 30, 2015 and December 31, 2014, the remaining liability was approximately $1.3 million, respectively, and is included in liabilities of discontinued operations on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

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

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$14,830	$14,830	$8,299	$8,299
Accounts receivable	1,064	1,064	432	432
Financial liabilities:
Accounts payable and accrued expenses	$2,019	$2,019	$1,751	$1,751
Revolving credit facility	—	—	43,841	43,841
Mortgage notes payable	342,711	343,458	201,280	202,121
Pension withdrawal liability	1,274	1,272	1,320	1,330

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

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2015, owns and operates a total of 45 properties consisting of approximately 5.3 million square feet of primarily industrial properties on approximately 335 acres of land in New York, New Jersey and Connecticut. As of September 30, 2015, our properties were 94% leased to 62 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2014, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2015, there were no material changes to these policies.

Recent Developments:

Letter of Credit:

On November 4, 2015, the Company posted a $957,708 Letter of Credit with Bank of America, N.A., in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey. The Township of Parsippany-Troy Hills is the beneficiary. The amount of the Letter of Credit can be reduced with the Township’s approval upon the completion of specific milestones by the Company. The term is for one year plus applicable extensions.

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

Piscataway, NJ

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 681,754 square feet in Piscataway, NJ.  The aggregate net purchase price including closing costs was $64.6 million.  The acquisition was funded from a combination of $25.5 million from the net proceeds of the Company’s February 20, 2015 AIG Loan and the remaining $39.1 million from a cross-collateralized mortgage from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secure facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

Financial Condition and Results of Operations:

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$10,272	$8,664	$1,608	19%
Tenant reimbursements	2,044	1,464	580	40%
Total revenues	12,316	10,128	2,188	22%
Operating expenses:
Property operating	2,317	1,916	401	21%
General and administrative	1,152	1,054	98	9%
Acquisition costs	—	353	(353)	-100%
Depreciation and amortization	3,250	2,360	890	38%
Total operating expenses	6,719	5,683	1,036	18%
Operating income	5,597	4,445	1,152	26%
Interest expense	(3,607)	(2,650)	(957)	-36%
Other	3	(100)	103	103%
Income from continuing operations	1,993	1,695	298	18%
Discontinued Operations:
Income (loss) from discontinued operations	5	(130)	135	104%
Net income	1,998	1,565	433	28%
Less: Net income attributable to noncontrolling interest	585	545	40	7%
Income attributable to common stockholders	$1,413	$1,020	$393	39%

Revenues

Revenues increased $2.2 million, or 22%, to $12.3 million for the three months ended September 30, 2015 from $10.1 million for the three months ended September 30, 2014. The increase is primarily due to the acquisition of four income producing properties in 2014 and seven income producing properties during the first quarter of 2015.

Operating Expenses

Operating expenses increased $1.0 million, or 18%, to $6.7 million for the three months ended September 30, 2015 from $5.7 million for the three months ended September 30, 2014. The increase is primarily due to the acquisition of four income producing properties and two non-income producing properties in 201, and seven properties during the first quarter of 2015.

Interest Expense

Interest expense increased $1.0 million or 36%, to $3.6 million for the three months ended September 30, 2015 from $2.6 million for the three months ended September 30, 2014. The increase is primarily due to the debt service associated with six property acquisitions in 2014, seven acquisitions during the first quarter of 2015 and the AIG Loan financing.

.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2015	2014	Amount		Percent
	(Unaudited)
Revenues:
Rental income	$29,876	$24,434	$5,442		22%
Tenant reimbursements	5,797	4,423	1,374		31%
Total revenues	35,673	28,857	6,816		24%
Operating expenses:
Property operating	7,141	5,805	1,336		23%
General and administrative	4,903	4,963	(60)		-1%
Acquisition costs	614	936	(322)		-34%
Depreciation and amortization	9,234	6,980	2,254		32%
Total operating expenses	21,892	18,684	3,208		17%
Operating income	13,781	10,173	3,608		35%
Interest expense	(10,333)	(7,151)	(3,182)		-44%
Loss on extinguishment of debt	(14,876)	—	(14,876)		-
Other	(42)	(27)	(15)		-57%
(Loss) income from continuing operations	(11,470)	2,995	(14,465)		-483%
Discontinued Operations:
Loss from discontinued operations	(107)	(181)	74		41%
Net (loss) income	(11,577)	2,814	(14,391)		-511%
Less: Net (loss) income attributable to noncontrolling interest	(3,945)	944	(4,889)		-518%
(Loss) income attributable to common stockholders	$(7,632)	$1,870	$(9,502)	`	-508%

Revenues

Revenues increased $6.8 million, or 24%, to $35.7 million for the nine months ended September 30, 2015 from $28.9 million for the nine months ended September 30, 2014. The increase is primarily due to the acquisition of four income producing properties in 2014 and seven income producing properties during the first quarter of 2015.

Operating Expenses

Operating expenses increased $3.2 million, or 17%, to $21.9 million for the nine months ended September 30, 2015 from $18.7 million for the nine months ended September 30, 2014. The increase is primarily due to the acquisition of four income producing properties and two non-income producing properties in 2014, and seven properties during the first quarter of 2015.

Interest Expense

Interest expense increased $3.2 million or 44%, to $10.3 million for the nine months ended September 30, 2015 from $7.1 million for the nine months ended September 30, 2014. The increase is primarily due to the debt service associated with six property acquisitions in 2014, seven acquisitions during the first quarter of 2015 and the AIG Loan financing.

Acquisition Costs

Acquisition costs of  $0.6 million result from the purchase of seven properties during the first quarter of 2015.

Loss from Discontinued Operations

The loss from discontinued operations of $0.1 million for the nine months ended September 30, 2015 represents expenses incurred in connection with the continued wind down of former operating companies.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $14.9 million represents prepayment fees and the write-off of loan costs associated with the retirement of $127.6 million of the then outstanding principal balances of various loans in connection with the AIG Loan financing which closed in February 2015.

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

Net Cash Flows:

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Operating Activities

Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 2015. For the 2015 period, cash provided by operating activities included (i) a loss from continuing operations of $11.5 million, (ii) an increase in rental income in excess of amounts billed of $1 million, (iii) a decrease in other liabilities of $0.1 million offset by (iv) depreciation and amortization of $9.4 million, (v) a decrease in other assets of $0.7 (vi) an increase in accounts payable and accrued expenses of $0.3 million (vii) an increase in stock based compensation of $0.5 million  and (viii) the loss from the early extinguishment of debt of $14.9 million. For the nine months ended September 30, 2014 cash provided by operating activities was $6.1 million and resulted from  (i) income from continuing operations  of $3.0 million, (ii) an increase in depreciation and amortization of $6.1 million and (iii) an increase in stock based compensation of $0.3 million offset by (iv) an increase in rental income in excess of amounts billed of $1.4 million, (v) increases in other assets of $0.5 million, (vi) a decrease in other liabilities of $1.3 million and (vii) a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities

Net cash used in investing activities was $79.3 million for the nine months ended September 30, 2015 and $44.0 million for the nine months ended September 30, 2014. For the 2015 period, cash used in investing activities resulted from the  acquisition of seven properties totaling approximately $76.2 million, property improvements of $1.6 million, and the funding of leasing and capital reserves in connection with the AIG Loan of $1.5 million. For the 2014 period, cash used in investing activities was primarily due to the acquisition of four  properties totaling $40.7 million,  property improvements of $1.1 million, and deal pursuit costs of 1.1 million.

Financing Activities

Net cash provided by financings activities was $73.2 million for the nine months ended September 30, 2015. For the 2015 period, cash provided by financing activities included (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our revolving credit facility,  (iii) the return of our good faith deposit of $3.1 million in connection with the closing of our AIG Loan in February 2015 offset by (iv) the repayment of the outstanding principal balance and fees associated with  the early extinguishment of debt $143.4 million, (v) the repayment of our revolving credit facility of $56.0 million, (vi) loan costs of $6.6 million in connection with the Company’s AIG and Allstate Loans, (vii) payments of the Company’s quarterly and supplemental dividends of $4.8 million, (viii) distributions to non-controlling interests of $2.6 million and (ix) the payment of mortgage principal of $0.8 million.  Net cash used in financing activities for the nine months ended September 30, 2014 was $36.7 million and included (i) proceeds of $29.8 million from our revolving credit facility offset and (ii) a $13 million bridge loan for a property acquisition offset by (iii) payments of the Company’s quarterly and supplemental dividends of $3.5 million, (iii) distributions to non-controlling interests of $1.8 million and (iv) the payment of mortgage principal of $0.8 million.

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

The reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$1,413	$1,020	$(7,632)	$1,870
Real estate depreciation	1,399	1,011	3,965	2,913
Amortization of intangible assets and deferred costs	817	541	2,245	1,537
Interest expense	2,269	1,717	6,555	4,762
EBITDA	5,898	4,289	5,133	11,082
Loss on extinguishment of debt	—	—	9,851	—
Acquisition costs	—	234	407	620
(Income) loss from discontinued operations	(5)	130	107	181
Adjusted EBITDA	$5,893	$4,653	$15,498	$11,883

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

FFO, Core FFO and AFFO may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net loss in accordance with GAAP to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$1,413	$1,020	$(7,632)	$1,870
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,399	1,011	3,965	2,913
Amortization of intangibles and deferred costs	698	503	1,957	1,562
(Income) loss from discontinued operations	(5)	130	107	181
Funds From Operations (“FFO”), as defined by NAREIT	3,505	2,664	(1,603)	6,526
Loss on extinguishment of debt	—	—	9,851	—
Acquisition costs	—	234	407	620
Core FFO, as defined by GTJ REIT, Inc.	3,505	2,898	8,655	7,146
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(231)	(246)	(643)	(917)
Amortization of debt mark-to-market adjustments and financing costs	120	38	288	(26)
AFFO	$3,394	$2,690	$8,300	$6,203
FFO per common share- basic and diluted	$0.25	$0.19	$(0.12)	$0.48
Core FFO per common share- basic and diluted	$0.25	$0.21	$0.63	$0.52
AFFO per common share- basic and diluted	$0.25	$0.20	$0.60	$0.45
Weighted average common shares outstanding- basic and diluted	13,788,674	13,729,521	13,765,326	13,700,638

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty year term. As of September 30, 2015, the remaining liability of this obligation was approximately $1.3 million and is included in liabilities of discontinued operations on our condensed consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of September 30, 2015, we did not have any variable interest rate liabilities.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2015, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent public reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation (Incorporated by reference to S-11 Registration Statement No. 333-136110).

3.1(a)	Form of Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 1 to S-11 Registration Statement No. 333-136110).

3.2(a)	Bylaws (Incorporated by reference to Registration Statement No. 333-136110).

3.2(b)	Amendment to Bylaws (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2(c)	Amendment to Bylaws (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

10.1	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.2	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.3	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.4	Promissory Note dated as of April 8, 2014 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.5	B. Zimmerman Employment Letter (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

10.6

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.7	Form of Mortgage Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.8	Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.9	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.10	Loan Agreement (CT/NJ) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.11	Loan Agreement (NY) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.12	Form of Promissory Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.13	Guaranty Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.14	Pledge and Security Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.15	D. Cooper Separation Agreement and General Release (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: November 12, 2015	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2015	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)