Form 10-K
period 2015-12-31
GTJ REIT, Inc.
filed 2016-03-29
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of March 24, 2016, there were 13,820,434 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	changes in economic conditions generally and the real estate market specifically;
•	legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);
•	availability of capital; interest rates;
•	our ability to service our debt;
•	competition;
•	supply and demand for operating properties in our current and proposed market areas;
•	changes to generally accepted accounting principles;
•	policies and guidelines applicable to REITs; and
•	litigation.

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

We were incorporated on June 23, 2006 in Maryland. On March 29, 2007, the Company completed a merger transaction with Triboro Coach Corp., Jamaica Central Railways, Inc., and Green Bus Lines, Inc., (together collectively referred to as the “Bus Companies”). The effect of the merger transaction was to complete a reorganization (the “Reorganization”) of the ownership of the Bus Companies into GTJ REIT, with the former stockholders of the Bus Companies becoming stockholders in GTJ REIT. The Company then commenced operations as a fully integrated real estate company, and elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, (the“Code”) effective July 1, 2007.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership; the owner of all 45 properties. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments.  The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the acquisition of six properties in 2014 and seven in 2015, the Company currently beneficially owns a 66.22% interest in a total of 45 properties consisting of approximately 5.3 million square feet of primarily industrial properties on approximately 335 acres of land in New York, New Jersey, and Connecticut.

•	Our 2016 contractual rental income (as described below) is approximately $39.1 million;
•	The occupancy rate of our properties owned as of December 31, 2015 is approximately 93% based on square footage, plus land available;
•	The weighted average remaining term of the leases generating our 2016 contractual rental income is 7.4 years.

Our 2016 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2016 under leases existing at December 31, 2015. Contractual rental income excludes straight-line rent and amortization of intangibles.

2015 Highlights

•	Total revenues were $47.7 million, an increase of $8.4 million, or 21%, from 2014.
•	Completed approximately 1,000,000 square feet of new leasing and renewals of existing leases during 2015.
•	Increased our Core Funds From Operations, or Core FFO, attributable to our stockholders from $9.9 million in 2014 to $11.6 million in 2015.
•	On January 14, 2015, the Company acquired a 92,500 square foot specialty office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.
•

On February 20, 2015, the Company completed the refinancing of 28 properties with American General Life Insurance Company and affiliates for $233.1 million (the “AIG Loan”) with a 10 year term at an interest rate of 4.05% with interest only payments due throughout the term. The proceeds from the financing repaid and retired approximately $199.9 million of then current outstanding indebtedness and fees including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56 million to Capital One, N.A to retire our then revolving credit facility, (iii) $50.2 million to Hartford Accident and Indemnity Company, and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating the facilities.

•

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 700,000 square feet in Piscataway, NJ.  The net aggregate purchase price including closing costs was $64.6 million. The purchase price was funded with a combination of $25.5 million from the net proceeds of the AIG Loan and the remaining $39.1 million from a mortgage with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company (together the “Allstate Loan”). The Allstate Loan provides a secured facility with a 10-year term loan.  During the first three years of the term loan, it requires interest only payments at the rate of 4% per annum. Following this period until the loan matures in April 1, 2025, payments will be based on a 30 year amortization schedule.

•

On December 2, 2015, the Company entered into a credit agreement with Keybank National Association and Keybanc Capital Markets (collectively “Key Bank”) for a $50.0 million revolving line of credit facility, with an initial term of two years, with a one-year extension option, subject to certain other customary conditions.

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

We intend to acquire fee ownership interests, but may also enter into joint venture arrangements. We seek to maximize current cash flows and seek long-term increases in the value of our assets. Our policy is to acquire assets where we believe opportunities exist for appropriate risk adjusted investment returns. We seek to accomplish this by investing in quality properties in geographic markets that we believe to be attractive and offer the potential of current and future demand, renovating acquired properties as appropriate, maintaining and efficiently operating our properties, and establishing good relationships with our tenants and the local communities.

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

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 91% of our 2016 contractual rental income expire after 2017, approximately 38% of our 2016 contractual rental income expire after 2025; and

•

Scheduled rent increases. Leases representing approximately 78% of our 2016 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

Our charter documents do not limit the number of properties in which we may invest, or the amount or percentage of our assets that may be invested in any specific property or property type. We will continue to form entities to acquire interests in real properties, either alone or with other investors, and we may acquire interests in joint ventures or other entities that own real property.

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

When incurring secured debt, we will seek to incur nonrecourse indebtedness, which means that the lenders’ rights in the event of our default generally will be limited to foreclosure on the property(ies) that secured the obligation. However, we may have to accept limited recourse financing, where we remain liable for any shortfall between the debt and the proceeds of sale of the mortgaged property. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year. However, we acknowledge that some mortgages are likely to provide for one large payment, and therefore, we may incur floating or adjustable rate financing depending on market conditions.

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

Presently, we do not intend to sell any of the real estate we acquired from the Bus Companies for a period of ten years after we made our REIT election, which ends, July 2017. Under the Code, if real estate acquired from the Bus Companies is sold within such ten year period, we may be taxed on the gain from the sale, and a subsequent distribution of any of the profits would be taxed to the stockholder as a dividend. This may result in the proceeds of such sale being subject to double taxation meaning taxation both at the corporate and stockholder level. In addition, if we sell any of the 25 properties we acquired in the January 2013 transaction described above during the next seven years, we may be required to pay the former Wu/Lighthouse partners certain monies as set forth in the Tax Protection Agreement.

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

Discontinued Outdoor Maintenance Operations

We, through our wholly owned subsidiary, Shelter Express Corp., operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, our Board voted to divest these operations.

Employees

As of December 31, 2015, we had 13 employees who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good.

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

Approximately 36% of our 2015 revenues and 34% of our 2016 contractual rental income is derived from leases with the City of New York for four locations used as bus depots, three leases with Federal Express, one of which expired on December 31, 2015, and one lease with Avis Rent-A-Car Systems, Inc. A tenant default or financial distress could significantly reduce our revenues.

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

In addition, if our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets. Additionally, we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases or to attract new tenants. As a result, our results of operations, cash flow and distributions to our stockholders may be adversely affected.

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

We have adopted the 2007 Incentive Award Plan, under which 1,000,000 shares of common stock are reserved for issuance, and under which we may grant stock options, restricted stock, and other performance awards to our officers, employees, consultants, and directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders’ investments.

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

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic, financial, investment or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax basis and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic, financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on our common stock.

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

The requirements for qualification as a REIT are complex and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our stockholders will not be deductible by us and we will be subject to a corporate level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, substantially reducing our cash available to make distributions to our stockholders. In addition, if we failed to maintain our qualification as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

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

Additionally, when providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may also contain covenants that limit our ability to further leverage a property. These or other limitations may limit our flexibility and our ability to achieve our operating plans. Our failure to meet such restrictions and covenants may result in an event of default under our line of credit and result in the foreclosure of some or all of our properties.

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

We presently have nine members of our Board of Directors after the passing of Jerome Cooper in May 2015. Each director has or will have a three year term, and only approximately one-third of the directors will stand for election each year. Accordingly, in order to change a majority of our Board of Directors, a third party would have to wage a successful proxy contest in two successive years, which is a situation that may deter proxy contests.

Certain provisions of our charter make stockholder action more difficult, which could deter changes beneficial to our stockholders.

We have certain provisions in our charter and bylaws that require super-majority voting and regulate the opportunity to nominate directors and to bring proposals to a vote by the stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 45 properties as of December 31, 2015 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,259	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,247	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
New Jersey
100 American Road, Morris Plains, NJ	Industrial	128,564	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	97,715	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	66,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,000	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,115	21.1
4 Corporate Place, Piscataway, NJ	Industrial	137,203	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office	49,335	7.4
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,000	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	116,801	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Office	66,000	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,914	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
8 Farm Springs Road, Farmington, CT	Office	107,654	10.5
110 Old County Circle, Windsor Locks, CT	Industrial	226,661	13.6
229 Old County Road, Windsor Locks, CT	Land	—	9.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1
Total		5,291,240	335.1

(1)	The square footage reflects the total leased area of land or land and building.

Our Leases

Substantially all of our leases are net or ground leases under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and operating costs. The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases and naming us an additional insured. The Company typically evaluates a tenant’s credit quality by reviewing the tenant’s financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s credit worthiness and financial condition. The Company monitors the tenants’ credit worthiness and financial condition throughout the term of their leases by requiring them to provide financial and other information necessary as per the terms of their respective leases, by reviewing rating agency reports and credit reports, when available and reviewing other available sources of information.

Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2015:

Year of Lease Expiration(1)	Number of Expiring Leases(2)	Square Foot of Expiring Leases	2016 Contractual Rental Income Under Expiring Leases	Percent of 2016 Contractual Rental Income Represented by Expiring Leases
2016	3	169,265	$909,555	2%
2017	8	405,943	2,936,861	7%
2018	5	361,146	2,611,300	7%
2019	9	824,067	5,187,023	13%
2020	5	211,095	2,287,336	6%
2021	5	276,690	1,771,684	5%
2022	2	416,242	830,531	2%
2023	6	816,545	5,816,793	15%
2024	3	72,255	884,006	2%
2025	3	501,584	1,013,067	3%
2026 and after	10	816,071	14,807,240	38%
	59	4,870,903	$39,055,396	100%

(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	The Number of Expiring Leases does not include one Month-to-Month tenant and two leases which expired December 31, 2015.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2015:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2016 Contractual Rental Income	% of 2016 Contractual Rental Income
NYC, NY	Industrial	10	7	$15,423,592	40%
Westchester, NY	Industrial/Retail	19	10	6,316,551	16%
Connecticut	Industrial/Office	18	16	8,311,768	21%
New Jersey	Industrial/Office	15	12	9,003,485	23%
Total		62	45	$39,055,396	100%

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

After termination or expiration of any lease relating to any of our properties, we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property if a sale appears advantageous in view of our investment objectives. We may take back a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local customary and prevailing market conditions in negotiating the terms of repayment. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders, to pay down amounts due under our credit facility, if any, and for the acquisition of additional properties.

Real Property Used By Us in Our Businesses

The real property used by us as of December 31, 2015, for the day to day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$ 23,460 / 12/31/2020	Executive Offices

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits and other disputes which, from time to time, arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

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

Outstanding Common Stock and Holders

As of March 24, 2016, we had 13,820,434 shares issued and outstanding, held by approximately 522 stockholders of record. There is no trading market for our common stock and none is expected to develop in the foreseeable future.

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On November 10, 2015, our Board of Directors declared a supplemental distribution of $.09 per share of common stock, payable with respect to the year ended December 31, 2015, to stockholders of record at the close of business on December 31, 2015; payable on or about January 22, 2016. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2015 and 2014:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2015	Supplemental	11/10/2015	1/22/2016	0.09

12/31/2015	Regular	11/10/2015	1/15/2016	0.09

09/30/2015	Regular	8/11/2015	10/15/2015	0.09

06/30/2015	Regular	6/18/2015	7/15/2015	0.09

03/31/2015	Regular	3/26/2015	04/15/2014	0.09

03/31/2015	Supplemental	3/26/2015	4/15/2015	0.09

12/31/2014	Regular	11/12/2014	01/15/2015	0.08

09/30/2014	Regular	08/12/2014	10/15/2014	0.08

06/30/2014	Regular	06/19/2014	07/15/2014	0.08

03/31/2014	Regular	03/20/2014	04/15/2014	0.08

12/31/2013	Supplemental	03/20/2014	04/15/2014	0.02

We have determined for income tax purposes that the 2015 regular and 2015 supplemental dividends were considered non-dividend distributions.  The 2014 supplemental dividend, which was declared and paid in 2015 was considered an ordinary dividend. The total distributions paid in 2015 were the result of cash flow from operations.

Although we intend to continue to declare and pay quarterly dividends, no assurances can be made as to the amounts of any future payments. The declaration of any future dividends is within the discretion of the Board of Directors and will be dependent upon, among other things, our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board. Two principal factors in determining the amounts of distributions are (i) the Code requirement that a REIT distribute to stockholders at least 90% of its REIT taxable income, and (ii) the amount of available cash.

Equity Compensation Plan Information

On June 11, 2007, the Board approved the Company’s 2007 Incentive Award Plan (the “Plan”) with the effective date of the Plan of June 11, 2007, which was then approved by our stockholders on February 7, 2008. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. These shares were registered on the Registration Statement on Form S-8 on September 23, 2010. See Item 11 and Footnote 6 of this Report Form 10-K for additional information regarding the Plan.

The following information is provided as of December 31, 2015 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)	(d)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	265,000	$11.14	613,153	386,847
Equity compensation plans not approved by security holders	—	—	—	—
Total	265,000	$11.14	613,153	386,847

(1)	This equity compensation is under the 2007 Stock Incentive Award Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock during the year ended December 31, 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Forward-Looking Statements” and under “Risk Factors.” You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and notes appearing elsewhere in this filing. Past performance is not a guarantee of future results. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2015, we owned 45 properties, predominately all industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing their financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of our consolidated financial statements. These businesses have all been disposed as of December 31, 2015.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments.  As a result of the transaction, as well as the six properties acquired in 2014 and seven in 2015, we currently beneficially own a 66.22% interest in the 45 property portfolio, consisting of approximately 5.3 million square feet of industrial, warehouse, office, retail and other properties on 335 acres of land in New York, New Jersey and Connecticut.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long lived assets at December 31, 2015.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2015 as compared with Year Ended December 31, 2014

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$40,181	$33,406	$6,775	20%
Tenant reimbursements	7,547	5,936	1,611	27%
Total revenues	47,728	39,342	8,386	21%
Expenses:
General and administrative expenses	6,416	6,195	221	4%
Acquisition costs	619	1,006	(387)	-38%
Property operating expenses	9,407	7,745	1,662	21%
Depreciation and amortization	12,317	9,428	2,889	31%
Total operating expenses	28,759	24,374	4,385	18%
Operating income	18,969	14,968	4,001	27%
Other income (expense):
Interest expense	(13,983)	(9,960)	(4,023)	-40%
Loss on extinguishment of debt	(14,876)	—	(14,876)	nm
Other	(95)	(132)	37	28%
(Loss) income from operations	(9,985)	4,876	(14,861)	-305%
Net (loss) income attributable to noncontrolling interest	(3,422)	1,641	(5,063)	-309%
Net (loss) income attributable to common stockholders	$(6,563)	$3,235	$(9,798)	-303%

nm—not meaningful

Property Rental Revenues

Property rental revenue increased $6.8 million, or 20%, to $40.2 million for the year ended December 31, 2015 from $33.4 million for the year ended December 31, 2014. This increase is primarily attributable to the acquisition of seven income producing properties during 2015, and the full year ownership in 2015 of four income producing properties acquired in 2014.

Tenant Reimbursements

Tenant reimbursements increased $1.6 million, or 27%, to $7.5 million for the year ended December 31, 2015 from $5.9 million for the year ended December 31, 2014. This increase is attributable to the acquisition of seven income producing properties during 2015, the full year ownership in 2015 of four income producing properties acquired in 2014, as well as an increase in recoverable operating expenses.

Operating Expenses

Operating expenses increased $4.4 million, or 18%, to $28.8 million for the year ended December 31, 2015 from $24.4 million for the year ended December 31, 2014. The increase is mainly attributable to an increase in property operating expenses and depreciation and amortization resulting from the acquisition of seven properties in 2015, and the full year ownership in 2015 of four income producing and two non-income producing properties acquired in 2014.

Interest Expense

Interest expense increased $4.0 million, or 40%, to $14.0 million for the year ended December 31, 2015 from $10.0 million for the year ended December 31, 2014. The increase is primarily due to the debt service associated with seven property acquisitions in 2015, the full year ownership in 2015 of six properties acquired in 2014 and the AIG Loan financing.

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

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining loans secured by our unencumbered properties, and property sales. On February 20, 2015, the Company secured a $233.1 million loan facility.  Available proceeds under the facility repaid approximately $56.0 million outstanding on the Capital One N.A. revolving credit facility, thereby paying off and terminating the revolving credit facility.

On December 2, 2015, the Company entered into a credit agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option. Our available liquidity at December 31, 2015 was approximately $65.0 million, consisting of cash and cash equivalents of $15.0 and $50.0 million from our Key Bank revolving credit facility. As of December 31, 2015 the Company had no outstanding borrowings on its revolving credit facility.

We expect to meet substantially all of our operating cash requirements (including dividend payments required to maintain our REIT status and estimated $0.9 million of 2016 principal mortgage debt amortization) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. Additionally, in the normal course of our business, we may sell properties when we determine that it is in our best interests, which also generates additional liquidity.

Net Cash Flows

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Operating Activities

Net cash provided by operating activities was $17.4 million for 2015 compared to $10.0 million in 2014. The increase is mainly attributable to the net increased cash flows resulting from the acquisition of seven properties in 2015 and the four income producing properties acquired during various times in 2014. 2015 cash flow from operations of $17.4 million included (i) net loss from continuing operations of $10.0 million, (ii) a decrease in other liabilities of $0.8 million, and (iii) an increase in rental income in excess of amounts billed of $1.4 million offset by (iv) the loss from extinguishment of debt of $14.9 million, (v) depreciation and amortization of $12.6 million (vi) a decrease in other assets of $0.8 million, (vii) an increase in accounts payable and accrued expenses of $0.8 million and (viii) stock based compensation of $0.5 million. 2014 cash flow provided by operating activities of $10.0 million included (i) a net income from continuing operations of $4.9 million, (ii) depreciation and amortization of $9.4 million, and (iii) stock based compensation of $0.4 million partially offset by (iv) an increase in rental income in excess of amounts billed of $1.9 million, (vi) an increase in other assets of $1.9 million, and (vii) a decrease in accounts payable, accrued expenses and other liabilities of $0.9 million.

Investing Activities

Net cash used in investing activities was $81.9 million for the year ended December 31, 2015 compared to $55.5 million for the year ended December 31, 2014. For the 2015 period, cash used in investing activities resulted from (i) the acquisition of seven properties totaling $76.2 million, (ii) property improvements of $3.3 million, (iii) the net funding of leasing and capital reserves in connection with the AIG Loan of $1.2 million, (iv) the posting of a 1.0 million letter of credit in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey, and (v) a contract deposit of $0.2 million for a property acquisition scheduled to close in 2016. For the 2014 period, cash used in investing activities primarily related to

(i) the net cash paid for the acquisition of six properties totaling approximately $49.6 million, (ii) contract deposits of $2.5 million for acquisitions that closed in 2015, (iii) a limited partnership investment of $1.8 million, and (iv) property improvements of $1.6 million.

Financing Activities

Net cash provided by financing activities was $71.1 million for the year ended December 31, 2015. For the 2015 period, net cash provided by financing activities included, (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our then revolving credit facility with Capital One, N.A., and (iii) the return of a good faith deposit of $3.3 million in connection with the closing of our AIG Loan in February 2015, partially offset by (iv) the repayment of our outstanding principal balance and fees associated with the early extinguishment of debt of $143.4 million, (v) the repayment of our revolving credit facility of $55.9 million, (vi) loan costs of $6.9 million in connection with the AIG and Allstate Loans, and the Key Bank revolving line of credit facility, (vii) payments of the Company’s 2015 regular and 2014 supplemental dividends of $6.1 million, (viii) distributions to non-controlling interests of $3.2 million and (ix) the payment of mortgage principal of $1.0 million. Net cash provided by financing activities was approximately $47.3 million for the year ended December 31, 2014. For the 2014 period, cash provided by financing activities was attributable to (i) proceeds from our revolving credit facility of $56.9 million, and (ii) proceeds from a mortgage note payable of $15.5 million partially offset by (iii) the pay down of a $13.1 million bridge loan used to acquire a property in Long Island City, New York, (iv) the payment of the Company’s dividends totaling $4.7 million, (v) a $3.3 million good faith deposit for a loan facility that closed in February 2015, (vi) distributions to partners of $2.3 million and (vii) payments of mortgage principal of $1.7 million.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computations may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. EBITDA and Adjusted EBITDA should be considered along with, but not as alternatives to, net income as measures of our operating performance.

Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, costs related to the extinguishment of debt and acquisition costs have been excluded from Adjusted EBITDA in order to assist with measuring core real estate operating performance.

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA attributable to our stockholders is as follows (in thousands):

	2015	2014
Net (loss) income attributable to common stockholders	$(6,563)	$3,235
Real estate depreciation	5,320	3,938
Amortization of intangible assets and deferred costs	3,016	2,097
Interest expense	8,858	6,623
EBITDA	10,631	15,893
Loss on extinguishment of debt	9,851	—
Acquisition costs	410	666
Adjusted EBITDA	$20,892	$16,559

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as the loss on extinguishment of debt and acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight lined rent, amortization of lease intangibles, mark to market debt adjustments and financing costs which are not indicative of the results of our operating portfolio.

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

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for the years ended December 31, 2015 and 2014 (All amounts are net of noncontrolling interest).

Reconciliation of Net (Loss) Income to FFO and AFFO attributable to our stockholders (in thousands, except share and per share data):

	2015	2014
Net (loss) income attributable to common stockholders	$(6,563)	$3,235
Add (deduct) NAREIT defined adjustments:
real estate depreciation	5,320	3,938
amortization of intangibles and deferred costs	2,603	2,110
Funds From Operations (“FFO”), as defined by NAREIT:	1,360	9,283
Adjustments to arrive at Core FFO
loss on extinguishment of debt	9,851	—
acquisition related costs	410	666
Core FFO, as defined by GTJ REIT, Inc.	11,621	9,949
Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents and amortization of lease intangibles	(895)	(1,256)
amortization of mark to market debt adjustments and financing costs	413	(14)
AFFO	$11,139	$8,679
FFO per common share-basic and diluted	$0.10	$0.68
Core FFO per common share-basic and diluted	$0.84	$0.73
AFFO per common share-basic and diluted	$0.81	$0.63
Weighted average common shares outstanding-basic and diluted	13,772,429	13,707,844

Acquisitions, Dispositions, and Investments

Windsor Locks, CT

On April 9, 2014, the Company acquired a 226,000 square foot building located in Windsor Locks, CT for $14.2 million, subject to the assumption of a $9.0 million mortgage that bears interest at 6.07%. A principal payment of $3.0 million is due in March

2017, with the balance of the loan maturing in March 2020. The equity was financed from the Company’s revolving credit line facility with Capital One. The distribution facility is triple net leased to Ford Motor Company. The acquisition included an adjacent vacant land parcel.

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

Norwalk, CT

On August 22, 2014, the Company acquired a 50,000 square foot distribution center in Norwalk, CT for $4.2 million that was leased to FedEx Corporation. The purchase was financed from the Company’s revolving line of credit facility with Capital One. Permanent financing of $3.0 million closed in February 2015 as part of the $233.1 million AIG Loan financing. The permanent financing is for a 10-year term loan maturing March 1, 2025 that requires interest only payments at 4.05% per annum.

Shelton, CT

On October 15, 2014, the Company acquired a 125,000 square foot industrial building in Shelton, CT for $9.5 million that is leased to Sikorsky Aircraft Corporation.  The purchase was financed from the Company’s revolving credit line facility with Capital One. Permanent financing of $7.0 million closed in February 2015 as part of the $233.1 million AIG Loan financing. The permanent financing is for a 10-year term loan maturing March 1, 2025 that requires interest only payments at 4.05% per annum.

Garden City, NY

On November 4, 2014, the Company invested $1.8 million in exchange for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”).  Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper, the Chief Executive Officer and Chairman of the Company and Louis Sheinker, the President, Chief Operating Officer and Secretary of the Company. The investment in Garden 1101 was financed from the Company’s revolving credit line facility with Capital One. The investment is included in other assets on the consolidated balance sheets.

Rocky Hill, CT

On January 14, 2015 the Company acquired a 92,500 square foot specialty office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million.  The facility is leased to the Connecticut Lottery Corporation.  The purchase was financed from the Company’s revolving credit line facility with Capital One. Permanent financing of $8.0 million closed in February 2015 as part of the $233.1 million AIG Loan financing. The permanent financing is for a 10-year term loan maturing March 1, 2025 that requires interest only payments at 4.05% per annum.

Piscataway, NJ

On March 13, 2015 the Company acquired six industrial properties totaling approximately 700,000 square feet located in Piscataway, NJ for an aggregate net purchase price including closing costs of $64.6 million. The purchase price was funded by a combination of net proceeds from the Company’s AIG Loan financing of $25.5 million and a $39.1 million mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The loan is for a 10-year term with interest only payments for the first three years at a rate of 4.0% per annum.  Following this period until the loan matures in April, 2025, payments will be based on a 30 year amortization schedule.

Cash Payments for Financing

Payment of interest under our mortgage notes payable will consume a portion of our cash flow, reducing taxable income and consequently, the resulting distributions to be made to our stockholders.

Trend in Financial Resources

We expect to receive additional rent payments over time due to scheduled increases in rent set forth in the leases on our real properties. It should be noted, however, that the additional rent payments are expected to result in an approximately equal obligation to make additional distributions to stockholders, and will therefore, not result in a material increase in working capital.

Environmental Matters

As of December 31, 2015, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  Each of the six sites remain in compliance with existing local, state and federal obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of December 31, 2014 the Company had a variable rate line of credit facility with Capital One that bore interest at (i) LIBOR plus a margin of 200 basis points to 335 basis points depending upon the Company’s leverage ratio as defined, or (ii) base rate plus an applicable margin, depending upon the Company’s leverage ratio. On February 20, 2015 the Company closed on a $233.1 million loan facility.  Available proceeds from the facility were used to repay the outstanding balance and fees on our revolving credit facility of $56.0 million thereby paying off and terminating such facility.

On December 2, 2015 the Company closed on a variable rate line of credit facility with Key Bank for $50 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined or, (ii) a base rate plus an applicable margin as defined. Interest expense on our variable rate line of credit facility would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

GTJ REIT, Inc. and Subsidiaries

West Hempstead, New York

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

March 29, 2016

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(amounts in thousands, except share data)

	2015	2014
ASSETS
Real estate, at cost:
Land	$187,943	$171,958
Buildings and improvements	254,822	196,290
Total real estate, at cost	442,765	368,248
Less: accumulated depreciation and amortization	(36,412)	(28,317)
Net real estate held for investment	406,353	339,931
Cash and cash equivalents	15,005	8,437
Rental income in excess of amount billed	15,172	13,747
Acquired lease intangible assets, net	16,036	15,619
Other assets	19,743	17,023
Total assets	$472,309	$394,757
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$342,465	$201,280
Revolving credit facility	—	43,841
Accounts payable and accrued expenses	2,513	1,764
Dividends payable	2,488	1,098
Acquired lease intangible liabilities, net	6,833	7,846
Other liabilities	6,179	6,263
Total liabilities	360,478	262,092
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,820,434 and 13,729,228 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	139,385	138,857
Distributions in excess of net income	(96,081)	(82,069)
Total stockholders’ equity	43,305	56,789
Noncontrolling interest	68,526	75,876
Total equity	111,831	132,665
Total liabilities and equity	$472,309	$394,757

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015 and 2014

(amounts in thousands, except share and per share data)

	2015	2014
Revenues:
Rental income	$40,181	$33,406
Tenant reimbursements	7,547	5,936
Total revenues	47,728	39,342
Expenses:
General and administrative	6,416	6,195
Acquisition costs	619	1,006
Property operating expenses	9,407	7,745
Depreciation and amortization	12,317	9,428
Total expenses	28,759	24,374
Operating income	18,969	14,968
Interest expense	(13,983)	(9,960)
Loss on extinguishment of debt	(14,876)	—
Other	(95)	(132)
(Loss) income from operations	(9,985)	4,876
Net (loss) income attributable to noncontrolling interest	(3,422)	1,641
Net (loss) income attributable to common stockholders	$(6,563)	$3,235
(Loss) income per common share attributable to common stockholders-basic and diluted:
(Loss) income attributable to common stockholders	$(0.48)	$0.24
Weighted average common shares outstanding-basic and diluted	13,772,429	13,707,844

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2015 and 2014

(amounts in thousands, except share data)

						Accumulated
		Common Stock		Additional-	Distributions	Other	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Income	Equity	Interests	Equity
Balance at December 31, 2013	—	13,678,704	$1	$138,516	$(80,641)	$—	$57,876	$76,560	$134,436
Distributions – common stock	—	—	—	—	(4,663)	—	(4,663)	—	(4,663)
Repurchases – common stock	—	—	—	(20)	—	—	(20)	—	(20)
Stock-based compensation	—	—	—	361	—	—	361	—	361
Net issuance of restricted shares	—	50,524	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,325)	(2,325)
Net income (loss)	—	—	—	—	3,235	—	3,235	1,641	4,876
Balance at December 31, 2014	—	13,729,228	1	138,857	(82,069)	—	56,789	75,876	$132,665
Distributions – common stock	—	—	—	—	(7,449)	—	(7,449)	—	(7,449)
Stock-based compensation	—	—	—	528	—	—	528	—	528
Net issuance of restricted shares	—	91,206	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,928)	(3,928)
Net income (loss)	—	—	—	—	(6,563)	—	(6,563)	(3,422)	(9,985)
Balance at December 31, 2015	—	13,820,434	$1	$139,385	$(96,081)	$—	$43,305	$68,526	$111,831

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

(amounts in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from operations	$(9,985)	$4,876
Adjustments to reconcile (loss) income from operations to net cash provided by operating activities
Depreciation	8,001	6,961
Amortization of intangible assets and deferred charges	4,554	2,419
Stock-based compensation	528	361
Loss on extinguishment of debt	14,876	—
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(1,351)	(1,896)
Other assets	828	(1,892)
Accounts payable and accrued expenses	749	(219)
Other liabilities	(805)	(601)
Net cash provided by operating activities	17,395	10,009
Cash flow from investing activities:
Cash paid for property acquisitions	(76,170)	(49,556)
Cash paid for property improvements	(3,305)	(1,626)
Investment in limited partnership	—	(1,825)
Contract deposits	(238)	(2,500)
Restricted cash	(2,186)	—
Net cash used in investing activities	(81,899)	(55,507)
Cash flow from financing activities:
Proceeds from mortgage notes payable	272,200	15,500
Financing costs on debt	(6,876)	—
Good faith deposit for mortgage note payable	—	(3,297)
Return of good faith deposit for mortgage note payable	3,297	—
Repayment due to extinguishment of mortgage note payable	(143,363)	—
Payment of mortgage principal	(1,079)	(1,693)
Repayment of bridge loan / revolving credit facility	(55,941)	(13,032)
Proceeds from revolving credit facility	12,100	56,873
Cash distributions to noncontrolling interests	(3,207)	(2,325)
Cash dividends paid	(6,059)	(4,659)
Repurchases of common stock	—	(20)
Net cash provided by financing activities	71,072	47,347
Net increase in cash and cash equivalents	6,568	1,849
Cash and cash equivalents at the beginning of period	8,437	6,588
Cash and cash equivalents at the end of period	$15,005	$8,437
Supplemental cash flow information:
Cash paid for interest	$12,944	$9,635
Cash paid for income taxes	$—	$1
Supplemental disclosures of non-cash investing activities
Reconciliation of cash paid for acquisition:
Acquisition of real estate	$76,170	$58,556
Assumption of mortgage notes payable	—	(9,000)
Net cash paid for acquisition	$76,170	$49,556

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition, the six properties acquired in 2014, and seven properties acquired in 2015, the Company currently beneficially owns a 66.22% interest in a total of 45 properties consisting of approximately 5.3 million square feet of industrial, office and other properties on 335 acres of land in New York, New Jersey, and Connecticut. At December 31, 2015, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.1 million shares of Series B preferred stock.

Prior to 2013, the Company had operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013. The operations of these entities are reported in the consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the Operating Partnership, as the Company makes all operating and financial decisions for (i.e., exercises control over) the Operating Partnership. All material intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2015 financial statement presentation. The ownership interests of the other investors in the Operating Partnership are recorded as noncontrolling interests.

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include the useful lives of long- lived assets including property, equipment and intangible assets, impairment of assets, collectability of receivables, contingencies, stock-based compensation, and fair value of assets and liabilities acquired in business combinations.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase in rental revenue of approximately $0.4 million for the year ended December 31, 2015.

As of December 31, 2015, approximately $2.4 million and $13.6 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2014, approximately $2.5 million and $13.1 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, approximately $6.8 million and 7.8 million, respectively, (net of accumulated amortization) relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2015, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2016	$464	$2,649
2017	357	2,018
2018	379	1,853
2019	464	1,480
2020	564	1,151
Thereafter	2,160	4,439
	$4,388	$13,590

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

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the consolidated balance sheets.  If leases are terminated, the unamortized charges are expensed.

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at December 31, 2015.

Reportable Segments:

As of December 31, 2015, the Company primarily operated in one reportable segment, commercial real estate.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. Additionally, the Company has a $1.0 million certificate of deposit as collateral for a Letter of Credit in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey. At December 31, 2015 and 2014, the Company had restricted cash of $3.8 million and $1.1 million, respectively, which is included in other assets on the consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 2015 and 2014, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2015, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

2015 contractual rent of $8.8 million, derived from four leases with the City of New York, represented 22% of the Company’s total contractual rental income.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described below in Note 6. The Company accounts for stock-based compensation in accordance with ASC 718, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

New Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize at the commencement date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged.  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments, except for those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The new guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under ASU 2016-01, a reporting company will be required to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for fiscal periods and interim periods within those fiscal periods beginning December 15, 2017. The Company is currently evaluating the impact of its pending adoption of ASU 2015-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as a related valuation allowance, be offset as a single noncurrent amount in a classified balance sheet. Prior U.S. GAAP required that in a classified balance sheet, deferred tax liabilities and assets be separated into a current and a noncurrent amount on the basis of the classification of the related asset or liability. If deferred tax liabilities and assets did not relate to a specific asset or liability, such as a carryforward, they were classified according to the expected reversal date of the temporary difference. ASU 2015-17 is effective for fiscal periods and interim periods within those fiscal periods after December 15, 2016. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal periods and interim periods within those fiscal periods after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements.” ASU 2015-15 clarifies that an entity can defer and present debt issuance costs related to line of credit arrangements as an asset that subsequently be amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-15 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 is intended to simplify the presentation of debt issuance costs by requiring the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03.  ASU 2015-03 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810 “Consolidation” and changes the required consolidation analysis.  The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds.  ASU No. 2015-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations. This accounting standards update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted.  The Company has restated certain prior period’s results of operations to be in compliance with ASU 2014-08. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at beginning of year	$368,248	$309,465
Change in 2014 acquisitions initial allocation	24	—
Property acquisitions	71,210	56,109
Improvements	3,283	2,674
Balance at end of year	$442,765	$368,248

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at beginning of year	$28,317	$21,449
Depreciation for year	8,095	6,868
Balance at end of year	$36,412	$28,317

Rocky Hill, CT:

On January 14, 2015, the Company acquired a 92,500 square foot single story office/flex/warehouse building located on 12 acres of land in Rocky Hill, CT for $12.4 million. The purchase was financed from the Company’s revolving credit facility with Capital One, N.A. Permanent financing of $8.0 million closed in February 2015 as part of the $233.1 million AIG Loan financing described in further detail in Note 4. The permanent financing is for a 10-year term loan maturing March 1, 2025 that requires interest only payments at 4.05% per annum.

Piscataway, NJ:

On March 13, 2015, the Company completed the acquisition of six properties totaling approximately 700,000 square feet in Piscataway, NJ. The aggregate purchase price including closing costs was $64.6 million. The acquisition was funded from a combination of $25.5 million from the net proceeds of the Company’s AIG Loan and the remaining $39.1 million from a cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company.  The Allstate Loan Agreement provided a secured facility with a 10-year loan term. During the first three years of the loan, it requires interest only payments at the rate of 4% per annum. Following the interest only period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

Purchase Price Allocations:

The purchase prices of the above acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations with one year from the dates of acquisition.

The following table summarizes the Company’s allocations of the purchase prices of assets acquired and liabilities assumed during 2015 and 2014 (in thousands):

	2015	2014
Land	$18,293	$34,400
Building and Improvements	52,917	21,733
Acquired lease intangibles assets, net	4,487	2,733
Other assets and costs	473	1,095
Mark to market on debt assumed	—	(311)
Total Consideration	$76,170	$59,650

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2015	December 31, 2014	Maturity
Hartford Life Insurance Company	5.05%	$—	$45,500	7/1/2017
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
John Hancock Life Insurance Company	6.17%	—	61,834	3/1/2018
Genworth Life Insurance Company	3.20%	28,248	29,046	4/30/2018
People’s United Bank	5.23%	2,392	2,459	10/1/2020
United States Life Insurance Company	5.76%	—	22,710	4/1/2018
Hartford Accident & Indemnity Company	6.07%	9,125	9,231	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	—	3/1/2025
Allstate Corporation	4.00%	39,100	—	4/1/2025
		$342,465	$201,280

AIG Loan Agreement:

On February 20, 2015 (the “Closing Date”), the Company refinanced the current outstanding debt on certain properties and placed new financing on others by entering into a loan agreement (the “AIG Loan Agreement”) with American General Life Insurance Company, the Variable Life Insurance Company, The United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

The AIG Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest only payments at the rate of 4.05% per annum.  During the period from April 1, 2015, to February 1, 2025, payments of interest only will be payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Company’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on the Closing Date (the “AIG Notes”). The AIG Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut. Using the proceeds available under the AIG Loan, the Company repaid approximately $199.9 million of its outstanding indebtedness and fees including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56.0 million to Capital One, N.A., (iii) $50.2 million to Hartford Accident and Indemnity Company and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating these obligations. The loss on extinguishment of debt of $14.9 million includes approximately $15.7 million in prepayment premiums and other fees, less the write-off of prior loan costs.

Allstate Loan Agreement:

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

Hartford Loan Agreement:

On July 1, 2010, two wholly owned subsidiaries of the Operating Partnership (collectively, the “Hartford Borrowers”) entered into a non-recourse fixed-rate mortgage loan agreement with Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company (collectively, the “Hartford Lenders”) pursuant to which the Hartford Lenders made a term loan to the Hartford Borrowers in the aggregate principal amount of $45.5 million. The loan was evidenced by promissory notes in the principal amounts of $25.0 million, $10.5 million, and $10.0 million.

The obligations were secured by, among other things, a first priority mortgage lien on two properties. The outstanding principal balance of the loan bore interest at the fixed rate of 5.05% per annum. The Hartford Borrowers were required to make monthly payments of interest only in the amount of $191,479.  The outstanding indebtedness and fees were paid off on February 20, 2015 in connection with the AIG Loan which terminated the Company’s loan obligations.

Athene (formerly Aviva) Loan Agreement:

On February 22, 2013, a wholly owned subsidiary of the Operating Partnership, entered into a $15.0 million mortgage note with Aviva Life and Annuity Company. The loan bears interest at a rate of 3% per annum and requires monthly payments of interest. The principal is payable when the loan matures on March 1, 2018. Approximately $10.1 million from the proceeds was used to satisfy in full the obligations under the Company’s secured revolving credit facility then in place with Manufacturers and Traders Trust Company. The remaining proceeds were used for general working capital and other corporate purposes and partner distributions.

The loan is secured by a mortgage on a property. The obligations under this loan agreement are also guaranteed by the Operating Partnership.

Genworth Loan Agreement:

On April 3, 2013, four wholly owned subsidiaries of the Operating Partnership (collectively, the “Genworth Borrower”) entered into mortgage loan agreements with Genworth Life Insurance Company (the “Genworth Lender”), in the aggregate principal amount of $29.5 million. The loan bears interest at a rate of 3.20% and matures on April 30, 2018. The loan is evidenced by promissory notes of $14.4 million (the “New York Note”) and $15.1 million (the “New Jersey Note”), hereinafter referred to as the (“Notes”).

The New York Note required 12 monthly payments of interest only starting June 1, 2013. Beginning June 1, 2014, monthly payments of principal and interest in the amount of approximately $70,000 are required until the New York Note becomes due and payable.

The New Jersey Note required 12 monthly payments of interest starting June 1, 2013. Beginning June 1, 2014, monthly payments of principal and interest in the amount of approximately $73,000 are required until such New Jersey Note becomes due and payable.

The Notes are secured by, among other things, property owned by the Genworth Borrower. The proceeds from the loans were used to satisfy in full obligations to John Hancock Life Insurance Company under a prior mortgage agreement (discussed further below).

The Genworth Borrower and the Operating Partnership agreed to indemnify the Genworth Lender against certain claims and guaranty certain obligations of the Genworth Borrower pursuant to certain Environmental Indemnity Agreements. Certain obligations under the loan agreements are also guaranteed by the Operating Partnership. In connection with the loan agreements, the Genworth Borrower is required to comply with certain covenants. As of December 31, 2015, the Genworth Borrower was in compliance with all covenants.

People’s United Bank Loan Agreement:

In connection with the acquisition of an 84,000 square foot parking lot in Long Island City, Queens, NY, a wholly owned subsidiary of the Operating Partnership entered into a mortgage loan agreement with People’s United Bank in the aggregate amount of $15.5 million.  The loan has a ten-year term and bears interest at 4.18%. Payments for the first seven years are interest only. Payments over the remaining three years of the term are based on a 25 year amortization schedule, with a balloon payment of $14.4 million due at maturity.

Loan Assumptions:

Certain of the properties acquired discussed above were encumbered by certain mortgage indebtedness. Concurrent with the acquisition of these properties, the Company, the Operating Partnership and the entity owners of the properties acquired entered into certain loan assumption and modification documents to facilitate the acquisition of the properties acquired. Below is a summary of the material terms of the arrangement with each lender.

United States Life Insurance Company Loan:

Six wholly owned subsidiaries of the Operating Partnership, (collectively, the “USLIC Borrowers”) previously entered into mortgage loans with The United States Life Insurance Company in the City of New York (“USLIC”), in the aggregate original principal amount of $23.5 million (the “USLIC Mortgage Loan”).

The USLIC Mortgage Loan was secured by the properties owned by the USLIC Borrowers and bore interest at a rate of 5.76%. The Company was required to make payments of principal and interest until the loan matured.  The loan was scheduled to mature on April 1, 2018. After September 8, 2014, the USLIC Mortgage Loan could be prepaid subject to a prepayment fee. The obligations under this loan agreement were also guaranteed by GTJ REIT.   The outstanding indebtedness and fees were paid off on February 20, 2015 in connection with the AIG Loan which terminated the Company’s loan obligations.

John Hancock Loan:

Certain wholly owned subsidiaries of the Operating Partnership, (collectively, the “John Hancock Borrowers”), entered into a mortgage loan agreement with John Hancock Life Insurance Company (U.S.A.). The John Hancock Loan was secured by mortgages covering the properties owned by the John Hancock Borrowers. The obligations under this loan agreement were also guaranteed by GTJ REIT.

A portion of the John Hancock Loan matured on March 1, 2013 (the “5 Year Notes”) and was refinanced as part of the Genworth Loan Agreement discussed above. The $61.0 million remaining portion of the John Hancock Loan was scheduled to mature on March 1, 2018 (the “10 Year Notes”). The 5 Year Notes bore interest at a rate of 5.44%. The 10 Year Notes bore interest at 6.17%. The outstanding indebtedness and fees were paid off on February 20, 2015 in connection with the AIG Loan which terminated the Company’s loan obligations.

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C., a wholly owned subsidiary of the Operating Partnership, entered into a $2.7 million mortgage loan with the bank, on September 30, 2010. The loan is secured by the properties located at 15 Progress Road and 30 Commerce Drive, Shelton, Connecticut and bears interest at a rate of 5.23%. The Company is required to make monthly payments of principal and interest until the loan matures on October 1, 2020. The obligations under this loan agreement are also guaranteed by GTJ REIT.

Hartford Accident & Indemnity Loan:

In connection with the April 2014 acquisition of a property in Windsor Locks, CT, a wholly owned subsidiary of the Operating Partnership assumed a $9.0 million mortgage that bears interest at 6.07%.  The payments are interest only.  A principal payment of $3.0 million is due in March 2017 with the balance of the loan maturing in March 2020.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2016	$893
2017	4,049
2018	42,108
2019	789
2020	8,825
Thereafter	285,801
Total	$342,465

5. SECURED REVOLVING CREDIT FACILITY:

Capital One Loan Agreement:

On April 8, 2014, the Company entered into a loan agreement (the “Loan Agreement”) with Capital One, N.A. The Loan Agreement was for a $45.0 million senior revolving credit facility, secured by certain properties located in New York City by means of, among other things, negative pledges relating to such properties. The intended uses of the proceeds of this facility included funding of the acquisitions of additional properties as well as working capital expenditures.

On November 20, 2014, the above-referenced parties executed an amendment to the Loan Agreement to increase the credit facility from $45.0 million to $60.0 million. The additional credit facility extension was underwritten by People's United Bank. The terms and provisions of the extension were substantially the same as the one under the original credit facility. The parties also entered into several side agreements and instruments to facilitate the transactions contemplated under the foregoing amendment.

On February 20, 2015, the Company secured a loan facility in the principal amount of $233.1 million. Using proceeds available under the loan facility, the Company repaid the outstanding balance and fees on the revolving credit facility of approximately $56.0 million, thereby paying off and terminating the revolving credit facility.

Key Bank Loan Agreement:

On December 2, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with Keybank National Association and Keybanc Capital Markets Inc., as lead arranger (collectively, “Key Bank”). The Credit Agreement contemplated a $50.0 million revolving line of credit facility, with an initial term of two years, with a one-year extension option, subject to certain other customary conditions.

Loans drawn down by the Company under the facility will need to specify, at the Company’s option, whether they are Base Rate loans or LIBOR Rate loans. The Base Rate loans will bear a base rate of interest calculated as the greater of: (a) the fluctuating annual rate of interest announced from time to time by the Lenders as their “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps). The LIBOR Rate loans will bear at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility will be evidenced by separate promissory note(s). The Company agreed to pay to Key Bank a facility unused fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank has the right to reduce the amount of loan commitments under the facility provided, among other things, they give an advance written notice of such reductions and that in no event the total commitment under the facility is less than $25.0 million. The Company may at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan will then bear interest as a base rate loan or a LIBOR rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Company may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, will also be evidenced by separate promissory note(s).

Due to the revolving nature of the facility, amounts prepaid under the facility may be borrowed again. The Credit Agreement contemplates (i) mandatory prepayments by the Company of any borrowings under the facility in excess of the total allowable commitment, among other events, and (ii) optional prepayments, without any penalty or premium, in whole or in part, subject to payments of any amounts due associated with the prepayment of LIBOR rate contracts.

The Company’s obligations under the facility are secured by a first priority lien and security interest to be held by the agents for Key Bank, in certain of the property, rights and interests of the Company, the Guarantors (as defined below)  their subsidiaries now existing and as may be acquired (collectively, the “Collateral”). GTJ REIT, Inc., GTJ GP, LLC, and each party to the Guaranty are collectively referred to as the “Guarantors.” The parties to the Credit Agreement also entered into several side agreements, including, the Joinder Agreements, the Assignment of Interests, the Acknowledgments, the Mortgages, the Guaranty, and other agreements and instruments to facilitate the transactions contemplated under the Credit Agreement. Such agreements contain terms and provisions that are customary for instruments of this nature.

The Company’s continuing ability to borrow under the facility will be subject to its ongoing compliance with various affirmative and negative covenants, including, among others, with respect to liquidity, minimum occupancy, total indebtedness and minimum net worth. The Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Credit Agreement includes customary representations and warranties of the Company which must continue to be true and correct in all material respects as a condition to future draws. In addition, the Credit Agreement also includes customary events of default (in certain cases subject to customary cure), in the event of which, amounts outstanding under the facility may be accelerated.

The contemplated uses of proceeds under the Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. As of December 31, 2015, there were no outstanding borrowings under the revolving credit facility.

6. STOCKHOLDERS’ EQUITY:

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

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2015 and 2014, the Company had a total of 13,820,434 and 13,729,228 shares issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2015 and 2014:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 20, 2014	December 31, 2013	April 15, 2014	0.02	(1)
March 20, 2014	March 31, 2014	April 15, 2014	0.08
June 19, 2014	June 30, 2014	July 15, 2014	0.08
August 12, 2014	September 30, 2014	October 15, 2014	0.08
November 12, 2014	December 31, 2014	January 15, 2015	0.08
March 26, 2015	March 31, 2015	April 15, 2015	0.09	(2)
March 26, 2015	March 31, 2015	April 15, 2015	0.09
June 18, 2015	June 30, 2015	July 15, 2015	0.09
August 11, 2015	September 30, 2015	October 15, 2015	0.09
November 10, 2015	December 31, 2015	January 15, 2016	0.09
November 10, 2015	December 31, 2015	January 22, 2016	0.09	(3)

(1)	Represents a supplemental 2013 dividend.
(2)	Represents a supplemental 2014 dividend.
(3)	Represents a supplemental 2015 dividend.

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

Stock Based Compensation:

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”). The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development, and financial success of the Company and to obtain and retain the services of the individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of December 31, 2015, the Company had 386,847, shares available for future issuance of awards under the Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance the ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. No options were exercised during 2014 or 2015. All options expire ten years from the date of grant. For the years ended December 31, 2015 and 2014, there was no stock compensation expense relating to these stock option grants.

On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the Plan. The shares issued on June 7, 2012 have a value of approximately $40,000 ($6.80 per share), were granted to non-management members of the Board of Directors, and vested immediately. The shares issued on April 30, 2012 have a value of approximately $375,000 ($6.80 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the shares granted to the executives vested on the grant date and one fourth vested each year on the following dates: April 30, 2013, April 30, 2014, and April 30, 2015.

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

On March 26, 2015, the Company issued 43,010 restricted shares of common stock with a value of approximately $400,000 (based upon an estimated value of $9.30) were granted to certain executives of the Company.  One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2015, the Company issued an aggregate of 16,436 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $10.65 per share) under the Plan to non-managing members of the Board of Directors. The shares vested immediately upon issuance.

Management has determined the value of a share of common stock to be $10.40 based on a valuation completed March 16, 2016, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2015 and 2014, the Company’s total stock compensation expense was approximately $528,000 and $361,000, respectively. As of December 31, 2015, there was approximately $345,000 of unamortized stock compensation related to restricted stock.

At December 31, 2015, 265,000 stock options were outstanding, all of which were exercisable, and 323,393 shares of restricted stock were outstanding, 286,148 of which were vested.

7. EARNINGS (LOSS) PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were no common share equivalents for any of the periods presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2015 and 2014 (in thousands, except share and per share data):

	2015	2014
Numerator:
Net (loss) income attributable to common stockholders	$(6,563)	$3,235
Denominator:
Weighted average common shares outstanding – basic and diluted	13,772,429	13,707,844
Basic and Diluted Per Share Information:
Net (loss) income per share – basic and diluted	$(0.48)	$0.24

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer, and Louis Sheinker, the President, Secretary and Chief Operating Officer, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000.

The Company formerly was subject to a lease agreement with Lighthouse 444 Limited Partnership, the former owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014 in exchange for a $150,000 termination fee paid by the Company. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at a current annual base rent of approximately $282,000 with aggregate lease payments totaling $1.8 million.

On December 11, 2013, the Company and Jerome Cooper, the former Chairman Emeritus, entered into a separation agreement. The agreement provides for the payment to Mr. Cooper of an aggregate of $360,000; payable in three equal annual installments of $120,000, commencing January 1, 2014. Mr. Cooper passed away on May 20, 2015. Under the terms of the separation agreement, Mr. Cooper’s heirs are entitled to receive the balance of the payments under such agreement.

On November 4, 2014 the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper and Louis Sheinker. The investment is included in other assets on the consolidated balance sheets.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty-year term. As of December 31, 2015 and 2014, the present value of this obligation was approximately $1.3 million and $1.3 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets.

Environmental Matters:

As of December 31, 2015, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  Each of the six sites remain in compliance with existing local, state and federal obligations. .

10. FAIR VALUE:

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and secured revolving credit facility approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,005	$15,005	$8,437	$8,437
Accounts receivable	772	772	433	433
Financial liabilities:
Accounts payable and accrued expenses	$2,513	$2,513	$1,764	$1,764
Revolving credit facility	—	—	43,841	43,841
Mortgage notes payable	342,465	338,432	201,280	202,121
Pension withdrawal liability	1,258	1,243	1,320	1,330

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2015 and 2014 were $32,000 and $30,000, respectively.

12. INCOME TAXES:

The Company elected to be taxed as a REIT under the Internal Revenue Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable minimum tax and may not be able to qualify as a REIT for four subsequent taxable years). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries are subject to federal, state, and local income taxes.

Reconciliation between GAAP (Loss) Income From Continuing Operations and Federal Taxable (Loss) Income:

The following table reconciles GAAP (loss) income from continuing operations to taxable (loss) income for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
(Loss) income from operations	$(9,985)	$4,876
Less: GAAP net income of taxable subsidiaries	277	221
GAAP net (loss) income from REIT operations	(10,262)	4,655
Operating expense book deductions (less) greater than tax	(6)	(198)
Book depreciation in excess of tax depreciation	4,818	3,414
GAAP amortization of intangibles in excess of tax amortization	2,977	1,861
Straightline rent adjustments	(1,351)	(1,896)
Acquisition costs capitalized for tax	619	1,006
Loss (income) allocable to noncontrolling interest	122	(3,561)
Estimated taxable (loss) income subject to the dividend requirement	$(3,083)	$5,281

We have determined for income tax purposes that the 2015 regular and 2015 supplemental dividends were considered non-dividend distributions.  The 2014 supplemental dividend, which was declared and paid in 2015 was considered an ordinary dividend.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2015 and 2014. The TRS entities have approximately $20.0 million of net operating loss carry-forwards and $9.0 million of capital loss carryforwards at December 31, 2015. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be likely.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2015 under operating leases for the next five years and thereafter are as follows (in thousands):

2016	$39,055
2017	36,811
2018	35,541
2019	31,103
2020	28,256
Thereafter	137,946
Total	$308,712

The lease agreements generally contain provisions for reimbursement of real estate taxes and operating expenses over base year amounts, as well as fixed increases in rent.

14. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2015 and 2014 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2015
Revenues	$11,357	$12,000	$12,316	$12,055
Net (loss) income attributable to common stockholders	(9,945)	900	1,413	1,069
Per common share (basic and diluted)(a)	(0.72)	0.07	0.10	0.08
2014
Revenues	9,274	9,455	10,128	10,485
Net income attributable to common stockholders	42	808	1,020	1,365
Per common share (basic and diluted)(a)	$0.00	$0.06	$.07	$0.10

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

15. SUBSEQUENT EVENTS:

On February 8, 2016, in connection with a settlement agreement with certain parties resolving litigation, the Operating Partnership agreed to purchase 200,302 shares of GTJ REIT, Inc. stock for approximately $1.2 million.

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

We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 24, 2016:

Name	Age	Position
Paul Cooper	55	Chairman of the Board, CEO and Class II Director
Louis Sheinker	54	President, Chief Operating Officer, Secretary and Class II Director
Ben Zimmerman	49	Chief Financial Officer and Treasurer
Douglas Cooper	69	Class I Director
Joseph Barone	81	Class I Director
John Leahy	73	Class III Director
Stanley Perla	72	Class II Director
Donald Schaeffer	65	Class III Director
Harvey Schneider	82	Class I Director
Jeffrey Wu	51	Class II Director

The principal occupation and business experience of each of the directors and executive officers are as follows:

Paul Cooper has been Chief Executive Officer of the Company since June 2012 and Chairman of the Board of Directors since January 1, 2014. Mr. Cooper has been a director of the Company since June 2006 and previously served as Executive Vice President. Prior to joining the Company, for more than 12 years, Mr. Cooper was a principal of Lighthouse Real Estate Ventures and its affiliates (collectively “Lighthouse”). Lighthouse owned, managed, and leased its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper brings his extensive experience in the commercial real estate industry to the Board. Mr. Cooper holds a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the cousin of Douglas Cooper.

Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Mr. Sheinker brings nearly 27 years of real estate experience to the Company. Prior to joining the Company, Mr. Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., which performed management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker brings his extensive experience in the commercial real estate industry to the Board. He holds a Bachelor of Science degree from Ithaca College, and is currently a licensed Real Estate Broker in New York State. Effective as of January 15, 2015, Mr. Sheinker was appointed Secretary of the Company.

Ben Zimmerman has been Chief Financial Officer of the Company since June 2014 and brings nearly 25 years of accounting and real estate experience to the Company. Mr. Zimmerman leads the Company’s accounting, reporting and cash management functions and manages acquisition and financing initiatives. He is a graduate of Amherst College (1989) and received his MBA from NYU Stern School of Business (1992). He is a licensed Certified Public Accountant in New York State. Effective as of January 15, 2015, Mr. Zimmerman was appointed Treasurer of the Company.  Prior to joining the Company, Mr. Zimmerman was the controller for a New York commercial real estate company.

Douglas Cooper has been a director since June 2006. Mr. Cooper has been practicing law for over 40 years and is a partner at Ruskin Moscou Faltischek, P.C. Mr. Cooper brings his legal expertise and long service to the Board. Mr. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a Master’s degree in Corporate Law from NYU Law School. Douglas Cooper is the cousin of Paul Cooper. Mr. Cooper resigned as the Company’s Treasurer and Secretary effective as of January 15, 2015.

Joseph Barone has been a director of the Company since February 2009. Since 1991, Mr. Barone has been President of Insurance Financial Services, Inc., a provider of a wide variety of services to the insurance industry, including expert testimony as well as capital raising efforts such as initial public offerings, private placements, and mergers and acquisitions. Mr. Barone was formerly a member of the Board of Directors of the Bus Companies. In addition, Mr. Barone was employed by Swiss ReServices Corporation from 1993 to 1998 where he was a Senior Vice President.  Mr. Barone served as a Managing Director of Bear, Stearns & Co. Inc. and was a Vice President of Salomon Brothers Inc. Mr. Barone brings his knowledge and expertise in the financial industry to the Board. Mr. Barone graduated from Brandeis University with a Bachelors’ degree in economics in 1956 and received a Master’s degree in Business Administration from New York University in 1961. He is a chartered financial analyst. Mr. Barone is deemed an independent director.

John Leahy has been a director of the Company since June 2006. Mr. Leahy is presently President of JJL Consulting. From 1998 to 2006, Mr. Leahy was Managing Director of Citibank Private Bank operations in Long Island. Prior to that, Mr. Leahy was a Senior Vice President of Chase Manhattan Bank, N.A. Mr. Leahy brings his expertise as a private and commercial banker to the Board. Mr. Leahy holds a Bachelor’s degree in Mechanical Engineering from the University of Dayton, and a Master’s degree in Business Management from Long Island University. Mr. Leahy is deemed an independent director.

Stanley Perla has been a director of the Company since January, 2013. Mr. Perla was a partner with Ernst & Young LLP, a public accounting firm, from September 1978 to June 2003, and Managing Partner of Cornerstone Accounting Group LLP, from June 2008 to May 2011. He served as Ernst & Young’s National Director of Real Estate Accounting, as well as on Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. He is currently chair and/or a member of the Madison Harbor Balanced Strategies, American Real Estate Income Fund, American Finance Trust, and the American Realty Capital Hospitality Trust audit committees. He has also served as a director and/or member of the audit committees of American Realty Capital Daily Net Asset Value Fund, American Capital Global Trust II, American Mortgage Acceptance Company and Lexington Realty Trust, and Vice President/Director of Internal Audit for Vornado Realty Trust (July 2003 to May 2008). Mr. Perla brings his accounting experience within our industry as well as his real estate and financial industry experience to the Board. He graduated from Baruch College, where he obtained his BBA in accounting in 1965, and his MBA in taxation in 1970. He is a licensed Certified Public Accountant in the State of New Jersey and New York. Mr. Perla is deemed an independent director.

Donald Schaeffer has been a director of the Company since June 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past twelve years. Mr. Schaeffer brings his legal and accounting experience to the Board. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed Certified Public Accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

Harvey Schneider has been a director of the Company since June 2007. Mr. Schneider is currently a partner at the law firm of Putney, Twombly, Hall & Hirson LLP. Mr. Schneider is admitted to practice law in New York and Florida. For approximately fifty years he has practiced in the field of trusts and estates for individuals, and employee benefits and succession planning for business entities. Mr. Schneider brings his legal, employee benefits and business succession planning expertise to the Board. Mr. Schneider is a 1955 graduate of Pennsylvania State University with a Bachelors’ degree in Business Administration and a 1958 graduate of the New York University School of Law. Mr. Schneider is deemed an independent director.

Jeffrey Wu has been a director of the Company since January 2013. Mr. Wu is a commercial real estate investor who has transacted over sixty properties totaling more than four million square feet. He was also the principal shareholder, a founder and director of United International Bank. In addition, he is the owner of Hong Kong Supermarket Chain, an Asian supermarket chain with stores in several states. Mr. Wu brings his experience in the commercial real estate industry to our Board. Mr. Wu is deemed an independent director.

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

On December 17, 2014, The Federal Deposit Insurance Corporation (the “FDIC”) approved and adopted the Stipulation and Consent to the Issuance of an Order of Further Prohibition from Further Participation, Order to Pay a Civil Money Penalty and Order for Restitution (the “Stipulation and Consent”) entered into by Jeffrey Wu in November 2014, a Company Board member (the “Respondent”), individually and as an institution-related party of United International Bank, Flushing, NY (the “Bank”) and also issued an Order of Further Prohibition from Further Participation, Order to Pay a Civil Money Penalty and Order for Restitution (the “Order”) against the Respondent.  The Order was issued pursuant to Sections 8(e), 8(b)(6) and 8(i)(2) of the Federal Deposit Insurance Act, as amended (the “Act”). The FDIC alleged that the Respondent, in his capacity as an institution-related party to the Bank, engaged in unsafe or unsound banking practices, and/or breaches of fiduciary duties in connection with certain nominee loan arrangement(s). Without admitting or denying any grounds for the foregoing allegations, the Respondent consented to the issuance of the Order and to paying (i) $500,000 to the U.S. Treasury as a civil money penalty paid in full on December 17, 2014, (ii) $285,286 as restitution to the Bank (to be paid in monthly installments commencing in April 2015), and (iii) approximately $2.8 million in toto also as restitution to the Bank in full satisfaction of certain loans extended to the Respondent through nominee borrowers, on the earlier of any date the Bank is merged, sold or acquired, or June 30, 2016. In addition, the Respondent is also prohibited from (i) participating in the conduct of the affairs of any financial institution as set forth in Section 8(e)(7)(a) of the Act, (ii) soliciting, voting or transferring any voting rights in any such financial institution, (iii) violating any previously approved (by any federal banking agency) voting agreements, and (iv) voting for a director or serving as an institution-affiliated party. The Respondent is prohibited from seeking any indemnification from any financial institutions for the civil money penalties referenced above. The Order will remain in effect until modified or terminated by the FDIC.  The foregoing description of the Stipulation and Consent and the Order is qualified in its entirety by reference to the texts of such documents.

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

Directors are reelected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class I directors have a term expiring at the Annual Meeting in 2016 and until their successors are elected and qualified. Class II directors have a term expiring at the Annual Meeting in 2017 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2018 and until their successors are elected and qualified. Directors reelected at such time shall be reelected to three year terms. Officers are appointed by the Board and serve at the pleasure of the Board.

Our Board held five meetings during 2015.  Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member, with the exception of Jeffrey Wu and Jerome Cooper (who passed away in May 2015).  We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2015 Annual Meeting of stockholders, with the exception of one director, all members of the Board attended the meeting. Our directors  regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board and each committee.

The membership and responsibilities of these current committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our Bylaws, each committee’s Charter, where applicable, specific directions of the Board, and certain mandated regulatory requirements. The Charters of the Audit and Compensation Committees, as well as the Code of Business Conduct and Ethics are available at the Company’s website at http://www.gtjreit.com. The information on the Company’s website is not a part of this Annual Report. The information is also available in print to any stockholder who requests it.

Board Committees

Audit Committee

We have an Audit Committee comprised of four directors, Messrs. Perla, Leahy, Schaeffer, and Barone, all of whom are independent directors. Mr. Perla is designated as Chairman; he also serves as the “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. In general, the Audit Committee selects and appoints the Company’s independent registered public accounting firm and the Audit Committee’s responsibilities include overseeing:

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

During the year ended December 31, 2015, the Audit Committee held four meetings.

Compensation Committee

We have a Compensation Committee comprised of Messrs. Barone, Leahy, Schneider, and Schaeffer (who was appointed in December 2015).  All members of the committee are deemed independent directors. Mr. Barone is designated as Chairman. The Compensation Committee establishes compensation policies and programs for our directors and executive officers. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Pursuant to its Charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the company. The Chair of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultants. The compensation consultant must directly report to the Compensation Committee.  In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, Gressle & McGinley was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, COO/President and CFO executive 2014 market compensation, with the compensation paid for such services not exceeding $16,000. As part of its ongoing services to the Compensation Committee, the compensation consultant will support the Compensation Committee in executing its duties and responsibilities with respect to the Company’s compensation programs by providing information regarding market trends and competitive compensation programs and strategies, including, among other things, preparing market data for executive positions, assessing management recommendations for changes in the compensation structure, working with management to ensure that the Company’s executive compensation programs are designed and administered consistent with the Committee’s requirements, and providing ad hoc support to the Committee, including discussing executive compensation and related corporate governance trends. The Company’s Board, executive management and personnel use the data provided by the consultant to prepare documents for use by the Compensation Committee in preparing their recommendations to the full Board.

During the year ended December 31, 2015, the Compensation Committee held seven meetings.

Our Board of Directors does not have a stand-alone Nominating Committee. Instead, the full Board carries out duties of a nominating committee. The Board has not adopted written guidelines regarding nominees for director.

Corporate Governance Matters; Risk Oversight and Management

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. Our directors possess relevant and industry-specific experience and knowledge relevant to the size and nature of our business, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Board annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

The Board has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time. Currently, Paul Cooper serves as our Chairman and Chief Executive Officer. We believe he is well suited to manage the responsibility of implementing our corporate strategy and leading discussions, at the Board level, regarding performance relative to our corporate strategy, which accounts for a significant portion of the time devoted at our Board meetings. We believe this arrangement serves the best interests of the Company and its stockholders.

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

Director Independence

Our Board of Directors currently consists of nine members, after the passing of Jerome Cooper in May 2015. Six of the members are deemed independent. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ Stock Market. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Except as otherwise disclosed in this Annual Report, none of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2015 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2015	$550,000	$450,000	$199,997	$67,114	(1)(2)(3)	$1,267,111
	2014	$550,000	$295,000	$151,994	$64,736	(1)(2)(3)	$1,061,730
Louis Sheinker, President, Chief Operating Officer and Secretary	2015	$500,000	$450,000	$199,997	$71,614	(1)(2)(3)	$1,221,611
	2014	$500,000	$295,000	$151,994	$69,236	(1)(2)(3)	$1,016,230
Ben Zimmerman, Chief Financial Officer and Treasurer	2015	$225,000	$78,750	$—	$3,483	(1)(2)	$307,233
	2014	$121,154	$—	$—	$27	(2)	$121,181

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums.
(3)	Includes auto allowance, health care reimbursement and medical insurance premiums.
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

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year End:

All options granted to our named executive officers in 2008 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 were granted under our 2007 Plan. No options were granted to the named executive officers in 2015.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2015:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)(1)
Paul Cooper, Chairman and Chief Executive Officer	3/26/2015	21,505	$199,997
Louis Sheinker, Chief Operating Officer, President and Secretary	3/26/2015	21,505	$199,997

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2015:

Name	Grant Year	Number of Shares of Unit of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2015	11,101	103,239	—	—
	2014	7,332	49,858	—	—
	2013	380	2,432	—	—
Louis Sheinker	2015	11,101	103,239	—	—
	2014	7,332	49,858	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers outstanding as of December 31, 2015:

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

Option Exercises and Stock Vested:

No options were exercised by our named executive officers in 2015.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in controls at December 31, 2015.

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

Jerome Cooper Separation Agreement

On December 11, 2013, the Company and Jerome Cooper, the former Chairman Emeritus, entered into a Separation Agreement and General Release (the “Agreement”).  The Agreement provides for the payment to Mr. Cooper of an aggregate of $360,000, payable in three equal annual installments of $120,000 each, commencing January 1, 2014 and continuing on the next two anniversaries thereof.  The Agreement contains, among other things, a general release in favor of the Company of all claims by Mr. Cooper which he may have against the Company which arose or accrued prior to the effective date of the Agreement. Mr. Cooper passed away on May 20, 2015.  Under the terms of the separation agreement, Mr. Cooper’s heirs are entitled to receive the balance of the payments under such agreement.

Douglas Cooper Separation Agreement

Effective as of January 15, 2015, following his resignation from the offices of the Company’s Secretary and Treasurer, Douglas Cooper and the Company executed a certain Separation Agreement and General Release (the “Separation Agreement”). The Separation Agreement provides for a severance payment to Mr. Cooper in the aggregate amount of approximately $77,800 (less payroll and other customary deductions) and contains a mutual release of claims by the parties to the agreement. The Separation Agreement also contains certain other provisions that are customary in agreements of this nature.

Director Compensation:

The following table sets forth a summary of the compensation to our directors for 2015 services:

Name	Fees Earned or Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Joseph Barone	35,500	25,000	—	—	—	60,500
John Leahy	31,000	25,000	—	—	—	56,000
Stanley Perla	35,000	25,000	—	—	—	60,000
Donald Schaeffer	30,000	25,000	—	—	—	55,000
Harvey Schneider	27,500	25,000	—	—	—	52,500
Jeffrey Wu	29,500	25,000	—	—	—	54,500
Douglas Cooper	22,000	25,000	—	—	—	47,000
Jerome Cooper	12,000	—	—	—	—	12,000

Our non-officer Directors receive the following forms of compensation:

•

Annual Retainer. Our Directors receive an annual retainer of $24,000. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

•	Meeting Fees. Our Directors received $1,000 for each Board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone.
•

Equity Compensation. Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director receives $25,000 in shares of restricted stock at fair market value on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock (2) each of the Company’s directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2015.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(6)
Paul Cooper(1)	200,124	1.4%
Louis Sheinker (5)	43,857	*
Douglas Cooper(2)	127,723	*
Joseph Barone(4)	114,354	*
John Leahy(3)	25,962	*
Stanley Perla(5)	6,944	*
Donald Schaeffer(3)	25,962	*
Harvey Schneider(4)	20,962	*
Jeffrey Wu(5)	6,944	*
All Executive Officers and Directors as a Group	572,832	4.14%

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 138,127 restricted shares granted under the 2007 Plan.
(2)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 67,723 restricted shares under the 2007 Plan.
(3)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(4)	Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan and 10,962 restricted shares granted under the 2007 Plan.
(5)	Restricted shares granted under the 2007 Plan.
(6)	Based on 13,820,434 shares outstanding as of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Paul Cooper, our Chairman and Chief Executive Officer, and Louis Sheinker, our President, Chief Operating Officer and Secretary, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000.

The Company formerly had a lease agreement with Lighthouse 444 Limited Partnership, the former owner of the building at 444 Merrick Road, Lynbrook, NY in which Paul Cooper and Louis Sheinker were managing members of the general partner. The lease was terminated on January 16, 2014. Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at an initial base rent of approximately $282,000 with aggregate lease payments totaling approximately $1.8 million.

On November 4, 2014, the Company invested approximately $1.8 million for a limited partnership interest in Garden 1101 Stewart L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper and Louis Sheinker.  There are several limited partners, including a wholly owned subsidiary of GTJ Realty LP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2015 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2015 and 2014 for professional services rendered by BDO USA, LLP in the following categories:

	2015	2014
Audit fees	$369,990	$367,892
Audit related fees	8,725	12,595
Tax fees	3,080	116,505
Other fees	—	—
Total	$381,795	$496,992

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.  In 2015, the Company engaged Kimmel, Blau & Goldman LLP to provide tax related services including tax planning and tax advice. Fees paid to Kimmel, Blau & Goldman LLP for the year ended December 31, 2015 were $56,000.

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

10.49

Loan Agreement by and among the John Hancock Borrowers and John Hancock dated as of February 25, 2008 in the aggregate principal amount of $105,000,000.00 (Incorporated by reference to the Registrant’s Current Report on Form 8‑K/A filed on February 19, 2013).

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

10.116	Separation Agreement and General Release dated December 11, 2013 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2013).

10.117	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

Exhibit Number	Exhibit

10.118	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

10.119	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

10.120	Promissory Note dated as of April 8, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 10, 2014).

10.121	Ben Zimmerman Employment Letter (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 9, 2014).

10.122	Amendment to the Loan Agreement with Capital One, N.A., dated as of November 20, 2014 (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2014).

10.123

Amended and Restated Separation Agreement and General Release with D. Cooper, effective as of January 15, 2015 (Incorporated by reference to Registrants Annual Report on Form 10-K for the year ended December 31, 2014).

10.124	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 14, 2015).

10.125	Form of Mortgage Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 14, 2015).

10.126	Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 14, 2015).

10.127	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 14, 2015).

10.128	Loan Agreement (CT/NJ) dated as of February 20, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 24, 2015).

10.129	Loan Agreement (NY) dated as of February 20, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 24, 2015).

10.130	Form of Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 24, 2015).

10.131	Guaranty Agreement dated as of February 20, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 24, 2015).

10.132	Pledge and Security Agreement dated as of February 20, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 24, 2015).

10.133	D. Cooper Separation Agreement and General Release (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).

10.134	Credit Agreement with Keybank National Association and Keybanc Capital Markets Inc., dated as of December 2, 2015 (filed herewith).

10.135	Form of Joinder Agreement (filed herewith).

10.136	Form of Assignment and Acceptance Agreement (filed herewith).

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

32.1	Certification of Chief Executive Officer, filed herewith

32.2	Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document

Exhibit Number	Exhibit
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	B	3,416	9,972	—	3,416	9,972	13,388	888	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	F	3,237	572	—	3,237	572	3,809	43	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	F	3,008	7,097	—	3,008	7,097	10,105	548	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	B	2,275	7,822	—	2,275	7,822	10,097	670	1996	1/17/2013
36 Midland Ave, Port Chester, NY	F	2,428	6,409	311	2,428	6,720	9,148	551	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	F	5,390	16,463	25	5,390	16,488	21,878	1,322	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	F	827	1,916	—	827	1,916	2,743	181	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	F	948	2,265	—	948	2,265	3,213	202	1986	1/17/2013
8 Slater Street, Port Chester, NY	F	1,997	4,640	240	1,997	4,880	6,877	434	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	F	8,907	117	4,094	8,907	4,211	13,118	3,085	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	F	360	3,821	856	360	4,677	5,037	4,676	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	F	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	F	74	783	31	74	814	888	807	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	F	38,210	937	2,343	38,210	3,280	41,490	2,929	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	F	14,506	323	763	14,517	1,075	15,592	1,047	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	E	26,678	98	11	26,678	109	26,787	37	n/a	7/2/2014
Retail:
112 Midland Ave, Port Chester, NY	F	786	422	—	786	422	1,208	64	1980	3/26/2007
Total NY:		136,147	63,663	10,741	136,158	74,393	210,551	19,557
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	F	2,275	12,538	312	2,275	12,850	15,125	1,050	1986	1/17/2013
200 American Road, Morris Plains, NJ	F	725	5,361	42	725	5,403	6,128	466	2004	1/17/2013
300 American Road, Morris Plains, NJ	B	1,466	6,628	47	1,466	6,675	8,141	545	1987	1/17/2013
400 American Road, Morris Plains, NJ	F	1,724	9,808	96	1,724	9,904	11,628	910	1990	1/17/2013
500 American Road, Morris Plains, NJ	B	1,711	8,111	—	1,711	8,111	9,822	660	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ		1,898	1,402	1,712	1,898	3,114	5,012	121	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	G	790	1,937	—	790	1,937	2,727	54	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	G	1,780	8,999	4	1,780	9,003	10,783	207	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	G	6,187	18,855	—	6,187	18,855	25,042	470	2002	3/13/2015
4 Corporate Place, Piscataway, NJ	G	2,145	1,744	66	2,145	1,810	3,955	99	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	G	2,666	4,381	—	2,666	4,381	7,047	138	1977	3/13/2015
Office:
25 Corporate Place, Piscataway, NJ	G	2,269	8,343	—	2,269	8,343	10,612	215	1985	3/13/2015
Total NJ:		25,636	88,107	2,279	25,636	90,386	116,022	4,935
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	1,094	833	1,961	2,794	65	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	F	2,660	4,807	42	2,660	4,849	7,509	421	1973	1/17/2013
15 Progress Drive, Shelton, CT	C	984	3,411	—	984	3,411	4,395	308	1980	1/17/2013
33 Platt Road, Shelton, CT	F	3,196	5,402	—	3,196	5,402	8,598	504	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	32	1,551	3,556	5,107	305	1946	1/17/2013
12 Cascade Blvd, Orange, CT	F	1,688	3,742	—	1,688	3,742	5,430	303	1987	1/17/2013
15 Executive Blvd., Orange, CT	F	1,974	5,357	661	1,974	6,018	7,992	571	1983	1/17/2013
25 Executive Blvd., Orange, CT	F	438	1,481	33	438	1,514	1,952	113	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	F	1,462	2,915	—	1,462	2,915	4,377	220	1989	1/17/2013
269 Lambert Rd, Orange, CT	F	1,666	3,516	201	1,666	3,717	5,383	385	1986	1/17/2013

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
110 Old County Circle, Windsor Locks, CT	D	1,572	11,797	—	1,572	11,797	13,369	925	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—	—	200	—	200	—	n/a	4/8/2014
4 Meadow Street, Norwalk, CT	F	856	3,034	250	856	3,284	4,140	210	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	F	2,456	8,658	—	2,456	8,658	11,114	299	1969	1/14/2015
Office:
8 Farm Springs Road, Farmington, CT	A	3,533	16,248	3,832	3,533	20,080	23,613	6,258	1980	2/28/2008
35 Executive Blvd., Orange, CT	F	1,080	8,909	230	1,080	9,139	10,219	1,033	1988	1/17/2013
Total CT:		26,149	83,668	6,375	26,149	90,043	116,192	11,920
Grand Total:		187,932	235,438	19,395	187,943	254,822	442,765	36,412

Lender	Principal Outstanding
A—Athene Life and Annuity	$15,000
B—Genworth Life Insurance Company	28,248
C—People’s United Bank	2,392
D—Hartford Accident	9,125
E—People’s United Bank	15,500
F—American International Group	233,100
G—Allstate Corporation	39,100
Total	$342,465

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 29, 2016	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director	March 29, 2016

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 29, 2016

/s/ Douglas Cooper Douglas A. Cooper	Director	March 29, 2016

/s/ Joseph F. Barone Joseph F. Barone	Director	March 29, 2016

/s/ John J. Leahy John J. Leahy	Director	March 29, 2016

/s/ Stanley R. Perla Stanley R. Perla	Director	March 29, 2016

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 29, 2016

/s/ Harvey I. Schneider Harvey I. Schneider	Director	March 29, 2016

/s/ Jeffrey Wu Jeffrey Wu	Director	March 29, 2016