Form 10-K/A
period 2015-12-31
GTJ REIT, Inc.
filed 2016-04-11
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

GTJ REIT, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2015 which was originally filed with the Securities and Exchange Commission on March 29, 2016 (the “Original Filing”), for the sole purpose of including a copy of the signed consent by of the Company’s independent accounting firm of BDO USA, LLP as Exhibit 23.1 which was inadvertently omitted in the Original Filing. Accordingly, this Amendment No. 1 consists only of the facing page, this Explanatory Note, Part IV (Item 15), and the exhibits identified below as being filed herewith.

This Amendment No. 1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in items of the Original Filing (other than that information being amended) are true or complete as of any date subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our public filings made with the Securities and Exchange Commission subsequent to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as exhibits hereto.

Part IV

Item 15.Exhibits

23.1Consent of Independent Registered Public Accounting Firm BDO USA, LLP.

31.1Certification of CEO of GTJ REIT, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO of GTJ REIT, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO of GTJ REIT, Inc. pursuant to 18 U.S.C. ss.1350.

32.2 Certification of CFO of GTJ REIT, Inc. pursuant to 18 U.S.C. ss.1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: April 11, 2016	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)