Form 10-Q
period 2016-03-31
GTJ REIT, Inc.
filed 2016-05-12
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,867,477 shares of common stock as of May 10, 2016.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$187,943	$187,943
Buildings and improvements	256,555	254,822
Total real estate, at cost	444,498	442,765
Less: accumulated depreciation and amortization	(38,450)	(36,412)
Net real estate held for investment	406,048	406,353
Cash and cash equivalents	9,219	15,005
Rental income in excess of amount billed	15,318	15,172
Acquired lease intangible assets, net	15,035	16,036
Other assets	14,866	13,143
Total assets	$460,486	$465,709
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$335,824	$335,865
Accounts payable and accrued expenses	2,196	2,513
Dividends payable	1,248	2,488
Acquired lease intangible liabilities, net	6,580	6,833
Other liabilities	5,732	6,179
Total liabilities	351,580	353,878
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,867,477 and 13,820,434 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	138,297	139,385
Distributions in excess of net income	(97,162)	(96,081)
Total stockholders’ equity	41,136	43,305
Noncontrolling interest	67,770	68,526
Total equity	108,906	111,831
Total liabilities and equity	$460,486	$465,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2016	2015
Revenues:
Rental income	$10,098	$9,298
Tenant reimbursements	2,068	2,059
Total revenues	12,166	11,357
Expenses:
Property operating expenses	2,508	2,670
General and administrative	2,482	2,336
Acquisition costs	(2)	611
Depreciation and amortization	3,087	2,606
Total expenses	8,075	8,223
Operating income	4,091	3,134
Interest expense	(3,651)	(3,129)
Loss on extinguishment of debt	—	(14,876)
Other	(243)	(49)
Net income (loss) from operations	197	(14,920)
Less: Income (loss) attributable to noncontrolling interest	53	(4,975)
Net income (loss) attributable to common stockholders	$144	$(9,945)
Income (loss) per common share attributable to common stockholders - basic and diluted:
Net income (loss) attributable to common stockholders	$0.01	$(0.72)
Weighted average common shares outstanding – basic and diluted	13,715,973	13,732,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(Unaudited, amounts in thousands, except share and per share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2015	$—	13,820,434	$1	$139,385	$(96,081)	$43,305	$68,526	$111,831
Common stock dividends	—	—	—	—	(1,225)	(1,225)	—	(1,225)
Repurchases, common stock	—	—	—	(1,227)	—	(1,227)	—	(1,227)
Stock-based compensation	—	—	—	139	—	139	—	139
Net issuance of restricted shares	—	47,043	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(809)	(809)
Net income	—	—	—	—	144	144	53	197
Balance at March 31, 2016	$—	13,867,477	$1	$138,297	$(97,162)	$41,136	$67,770	$108,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$197	$(14,920)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities
Depreciation	2,056	1,730
Amortization of intangible assets and deferred charges	1,178	857
Stock-based compensation	139	137
Loss on extinguishment of debt	—	14,876
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(146)	(301)
Other assets	(616)	461
Accounts payable and accrued expenses	(317)	1,756
Other liabilities	12	(640)
Net cash provided by operating activities	2,503	3,956
Cash flow from investing activities:
Cash paid for property acquisitions	—	(76,170)
Cash paid for property improvements	(1,733)	(61)
Contract Deposits	(1,125)	—
Restricted Cash	(251)	—
Net cash (used in) investing activities	(3,109)	(76,231)
Cash flow from financing activities:
Proceeds from mortgage notes payable	—	272,200
Financing costs on debt	—	(6,386)
Return of good faith deposit for mortgage note payable	—	3,097
Repayment due to extinguishment of mortgage debt	—	(143,363)
Payment of mortgage principal	(220)	(428)
Repayment of revolving credit facility	—	(55,941)
Proceeds from revolving credit facility	—	12,100
Repurchases of common stock	(1,227)	—
Cash distributions to noncontrolling interests	(1,268)	(548)
Cash dividends paid	(2,465)	(1,098)
Net cash (used in) provided by financing activities	(5,180)	79,633
Net (decrease) increase in cash and cash equivalents	(5,786)	7,358
Cash and cash equivalents at the beginning of period	15,005	8,436
Cash and cash equivalents at the end of period	$9,219	$15,794
Supplemental cash flow information:
Cash paid for interest	$3,442	$3,277
Taxes paid	$45	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006, under Maryland General Corporation Law. The Company is focused on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey and Connecticut.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The outstanding limited partnership interest was increased to 33.78% due to post-closing adjustments. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2016, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.1 million shares of Series B preferred stock.

As of March 31, 2016, the Operating Partnership owned 45 properties consisting of approximately 5.3 million square feet of industrial and office space on 335 acres of land in New York, New Jersey, and Connecticut.

Prior to 2013, the Company operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013. Accordingly, the operations of these entities, including any impact of insurance claims associated with those entities, are reported in the condensed consolidated statements of operations.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2015, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 29, 2016, and other public information.

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2016 presentation.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, above-market and in-place leases of approximately $2.3 million and $12.8 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2015, above-market and in-place leases of approximately $2.4 million and $13.6 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2016, and December 31, 2015, approximately $6.6 million and $6.8 million, respectively, (net of accumulated amortization) relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2016, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2016 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2016	$390	$1,828
2017	357	2,018
2018	379	1,853
2019	464	1,480
2020	564	1,151
2021	414	924
Thereafter	1,746	3,515
	$4,314	$12,769

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at March 31, 2016.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. Additionally, the Company has a $1.0 million certificate of deposit as collateral for a Letter of Credit in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey.  At March 31, 2016 and December 31, 2015, the Company had restricted cash in the amount of $3.9 million and $3.8 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2016, and December 31, 2015, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2016, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Annual contractual rent of $9.1 million derived from four leases with the City of New York, represents approximately 23% of the Company’s total 2016 contractual rental income.

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

New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefits reduces taxes payable in the current period. Off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  ASU 2016-09 also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. Early adoption is permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2016-09 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, such as the date the investor obtains significant influence over the operating and financial policies of an investee. It eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The amendments should be applied prospectively to increases in the level of ownership interest or degree of influence that result in the application of the equity method. The adoption of ASU 2016-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize at the commencement date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments, except for those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements.  The new guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Under ASU 2016-01, a reporting company will be required to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for fiscal periods and interim periods within those fiscal periods beginning December 15, 2017.  The Company is currently evaluating the impact of the pending adoption of ASU 2015-02 on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies that an entity can defer and present debt issuance costs related to line-of-credit arrangements as an asset that can subsequently be amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03.  ASU 2015-03 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The Company’s unamortized loan costs were netted against mortgage notes payable at March 31, 2016 and December 31, 2015, respectively, on its consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810 “Consolidation” and changes the required consolidation analysis.  The amendments in ASU No. 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments impact limited partnerships and legal entities, the evaluation of fees paid to a decision maker or service provider of a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds.  ASU No. 2015-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items.  However, the presentation and disclosure requirements for items that are either unusual in nature of infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 did not have a material impact on the Company’s consolidated financial statements.

During June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments when the Terms of an Award Profile That a Performance Target Could be Achieved after the Requisite Service Period.” ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements.

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

3. REAL ESTATE:

On May 10, 2016 the Company closed on a 57,786 square foot warehouse/garage building in East New York, Brooklyn, New York for $10.0 million. The property is leased to The City of New York (DCAS) for the benefit of the Department of Sanitation for a term that expires December 31, 2025.  The purchase was financed from the Company’s revolving credit facility with Key Bank.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2016	December 31, 2015	Maturity
Athene Annuity & Life Company	3.00%	$15,000	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	28,045	28,248	4/30/2018
People’s United Bank	5.23%	2,375	2,392	10/1/2020
Hartford Accident & Indemnity Company	6.07%	9,000	9,000	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
	Subtotal	342,120	342,340
	Unamortized loan costs	(6,394)	(6,600)
	Unamortized premiums	98	125
	Total	$335,824	$335,865

Mortgage notes payable includes $0.1 million of premium on the debt assumed in connection with the acquisition of the Windsor Locks, CT property in April 2014. The premium is being amortized as a reduction to interest expense over the life of the underlying debt.

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2016, the next five years and thereafter are as follows (in thousands):

Remainder of 2016	$673
2017	3,924
2018	42,108
2019	789
2020	8,825
2021	852
Thereafter	284,949
Total	$342,120

5. SECURED REVOLVING CREDIT FACILITY:

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

The contemplated uses of proceeds under the Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility.

6. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2016, the Company has a total of 13,867,477 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences as may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of March 31, 2016, or December 31, 2015.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2016:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 24, 2016	April 10, 2016	April 15, 2016	$0.09

The total distributions paid in 2016 were the result of cash flows from operations.

Purchase of Securities:

The Company did not have a plan for the purchase of shares of its common stock, and did not purchase any of the same for the three months ended March 31, 2016 except for the purchase on February 8, 2016 of 227,043 shares of GTJ REIT, Inc. stock for approximately $1.2 million by the Operating Partnership in connection with a settlement agreement with certain parties resolving litigation.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of March 31, 2016, the Company had 339,804 shares available for future issuance of awards under the Plan.

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

On March 24, 2016, the Company issued 47,043 restricted shares of common stock, with a value of approximately $489,000 (based upon an estimated value of $10.40) were granted to certain executives of the Company.  One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant

Management has determined the value of a share of common stock to be $10.40 based on a valuation completed March 16, 2016 with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to The Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three months ended March 31, 2016 and 2015, the Company’s total stock compensation expense was approximately $139,000 and $137,000, respectively. As of March 31, 2016, there was approximately $696,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2015	37,245	$9.27
New shares issued through March 31, 2016	47,043	$10.40
Vested	(14,105)	$9.90
Non-vested shares outstanding as of March 31, 2016	70,183	$9.91

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of March 31, 2016:

Non-vested Shares Amortization Schedule	Number of Shares
2016 (9 months)	25,325
2017	22,622
2018	13,012
2019	6,535
2020	2,297
2021	392
Total Non-vested Shares	70,183

7. EARNINGS (LOSS) PER SHARE:

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

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$144	$(9,945)
Denominator:
Weighted average common shares outstanding – basic and diluted	13,715,973	13,732,095
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.01	$(0.72)

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer, and Louis Sheinker, the President, Secretary and Chief Operating Officer, each hold passive, minority interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000.  In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, NY, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. This lease agreement expires in 2020 and has a current annual base rent of $282,000 with aggregate least payments totaling $1.8 million.

On December 11, 2013, the Company and Jerome Cooper, the former Chairman Emeritus, entered into a separation agreement. The agreement provides for the payment to Mr. Cooper of an aggregate of $360,000; payable in three equal annual installments of $120,000, commencing January 1, 2014. Mr. Cooper passed away on May 20, 2015. Under the terms of the separation agreement, Mr. Cooper’s heirs received the balance of the payments on January 1, 2016.

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

Letter of Credit:

On November 4, 2015, the Company posted a $957,708 Letter of Credit with Bank of America, N.A. in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey.  The Township of Parsippany-Troy Hills is the beneficiary. The amount of the Letter of Credit can be reduced with the Township’s approval upon the completion of specific milestones by the Company. The term is for one year plus applicable extensions.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2016 and December 31, 2015, the remaining liability was approximately $1.2 million and $1.3 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of March 31, 2016, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. Each of the six sites remain in compliance with existing local, state and federal obligations.

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

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$9,219	$9,219	$15,005	$15,005
Accounts receivable	918	918	772	772
Financial liabilities:
Accounts payable and accrued expenses	$2,196	$2,196	$2,513	$2,513
Mortgage notes payable	342,120	349,098	342,340	338,432
Pension withdrawal liability	1,243	1,265	1,258	1,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 (or our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2016, owns and operates a total of 45 properties consisting of approximately 5.3 million square feet of primarily industrial properties on approximately 335 acres of land in New York, New Jersey and Connecticut. As of March 31, 2016, our properties were 92% leased to 59 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2015, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2016, there were no material changes to these policies.

Recent Developments:

Recent Acquisition:

East New York, Brooklyn, New York

On May 10, 2016 the Company acquired a 57,786 square foot warehouse/garage building in East New York, Brooklyn, New York for $10.0 million. The property is currently leased to The City of New York (DCAS) for the benefit of the Department of Sanitation for a term that expires December 31, 2025.  The purchase was financed from the Company’s revolving line of credit facility with Key Bank.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2016	2015	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$10,098	$9,298	$800	9%
Tenant reimbursements	2,068	2,059	9	0%
Total revenues	12,166	11,357	809	7%
Operating expenses:
Property operating	2,508	2,670	(162)	-6%
General and administrative	2,482	2,336	146	6%
Acquisition costs	(2)	611	(613)	-100%
Depreciation and amortization	3,087	2,606	481	18%
Total operating expenses	8,075	8,223	(148)	-2%
Operating income	4,091	3,134	957	31%
Interest expense	(3,651)	(3,129)	522	17%
Loss on extinguishment of debt	—	(14,876)	14,876	100%
Other	(243)	(49)	194	396%
Net income (loss) from operations	197	(14,920)	15,117	101%
Less: Net income (loss) attributable to noncontrolling interest	53	(4,975)	5,028	101%
Income (loss) attributable to common stockholders	$144	$(9,945)	$10,089	101%

Revenues

Revenues increased $0.8 million, or 7%, to $12.2 million for the three months ended March 31, 2016 from $11.4 million for the three months ended March 31, 2015. The increase is primarily due to the full quarter ownership in 2016 of seven income producing properties acquired during the first quarter of 2015.

Operating Expenses

Operating expenses decreased $0.1 million, or 2%, to $8.1 million for the three months ended March 31, 2016 from $8.2 million for the three months ended March 31, 2016. The decrease is mainly due to acquisition costs in connection with the purchase of seven properties during the first quarter of 2015 partially offset by property operating expenses and depreciation and amortization incurred in association with the full quarter ownership of these properties in 2016.

Interest Expense

Interest expense increased $0.5 million or 17%, to $3.7 million for the three months ended March 31, 2016 from $3.1 million for the three months ended March 31, 2015. The increase is primarily due to the debt service associated with seven property acquisitions during the first quarter of 2015 and the AIG Loan and Allstate Loan financings.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $14.9 million for the three months ended March 31, 2015 represents prepayment fees and the write-off of loan costs associated with the retirement of $127.6 million of the then outstanding principal balances of various loans in connection with the AIG Loan financing which closed in February 2015.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of property operating expenses, which include real estate taxes, repairs and maintenance, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, leasing and acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense on our mortgage loans.

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining loans secured by our unencumbered properties, and property sales.

On December 2, 2015, the Company entered into a credit agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option. Our available liquidity at March 31, 2016 was approximately $59.2 million, consisting of cash and cash equivalents of $9.2 million and $50.0 million from our Key Bank revolving credit facility. As of March 31, 2016 the Company had no outstanding borrowings under the revolving credit facility.

Net Cash Flows:

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Operating Activities

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2016. For the 2016 period, cash provided by operating activities includes (i) income before depreciation, amortization and stock compensation of $3.6 million offset by (ii) an increase in other assets of $0.6 million and (iii) a decrease in accounts payable and accrued expenses of $0.3 million and (iv) an increase in rental income in excess of amounts billed of $0.2 million . Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2015.  For the 2015 period, cash provided by operating activities included (i) a loss from continuing operations of $14.9 million, (ii) an increase in rental income in excess of amount billed of $0.3 million, and (iii) a decrease in other liabilities of $0.6 million offset by (iv) depreciation, amortization and stock compensation of $2.7 million, (v) a decrease in other assets of $0.5 million, (vi) an increase in accounts payable and accrued expenses of $1.7 million and (vii) the loss from the early extinguishment of debt of $14.9 million.

Investing Activities

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2016. For the 2016 period, cash used in investing activities resulted from (i) property improvements of $1.7 million, (ii) contract deposits of $1.1 million for property acquisitions scheduled to close in 2016 and (iii) the funding of leasing and capital reserves in connection with the AIG Loan of $0.3 million. Net cash used in investing activities was $76.2 million for the three months ended March 31, 2015 and was primarily attributable to the acquisition of seven properties during the first quarter of 2015.

Financing Activities

Net cash used in financing activities was $5.2 million for the three months ended March 31, 2016. For the 2016 period, cash used in financing activities included (i) payment of the Company’s quarterly and 2015 Supplemental dividends totaling $2.5 million, (ii) distributions to non-controlling interests of $1.3 million, (iii) the repurchase of shares of GTJ REIT, Inc stock in connection with a settlement agreement for $1.2 million and (iv) the payment of mortgage principal of $0.2 million. Net cash provided by financing activities was $79.6 million for the three months ended March 31, 2015.  For the 2015 period, cash provided by financing activities included (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our then revolving credit facility with Capital One, N.A., and (iii) the return of our good faith deposit of $3.1 million in connection with the closing of our AIG Loan in February 2015, offset by (iv) the repayment of the outstanding principal balance and fees associated with the early extinguishment of debt of $143.4 million, (v) the repayment of our revolving credit facility with Capital One, N.A, of $56.0 million, (vi) loan costs of $6.4 million in connection with the Company’s AIG and Allstate Loans, (vii) payment of the Company’s quarterly dividend of $1.1 million, (viii) distributions to non-controlling interests of $0.5 million and (ix) the payment of mortgage principal of $0.4 million.

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA attributable to our stockholders for the three months ended March 31, 2016 and 2015, is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to common stockholders	$144	$(9,945)
Real estate depreciation	1,367	1,151
Amortization of intangible assets and deferred costs	780	568
Interest expense	2,274	2,026
EBITDA	4,565	(6,200)
Loss on extinguishment of debt	—	9,851
Acquisition costs	(1)	405
Adjusted EBITDA	$4,564	$4,056

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, excluding asset impairments, plus real estate-related depreciation and amortization. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expense which may not be immediately apparent from net income.

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

The net income (loss) in accordance with GAAP to FFO, Core FFO and AFFO attributable to our stockholders for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except share and per share data). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to common stockholders	$144	$(9,945)
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,367	1,151
Amortization of intangibles and deferred costs	634	520
Funds From Operations (“FFO”), as defined by NAREIT	2,145	(8,274)
Loss on extinguishment of debt	—	9,851
Acquisition costs	(1)	405
Core FFO, as defined by GTJ REIT, Inc.	2,144	1,982
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(97)	(199)
Amortization of debt mark-to-market adjustments and financing costs	147	48
AFFO	$2,194	$1,831
FFO per common share- basic and diluted	$0.16	$(0.60)
Core FFO per common share- basic and diluted	$0.16	$0.14
AFFO per common share- basic and diluted	$0.16	$0.13
Weighted average common shares outstanding- basic and diluted	13,715,973	13,732,095

Cash Payments for Financing

Payments of interest under our mortgage notes payable will consume a portion of our cash flow, reducing net income and consequently, the distributions to be made to our stockholders.

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty year term. As of March 31, 2016, the remaining liability of this obligation was approximately $1.2 million and is included on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31 2016, the Company had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined or, (ii) a base rate plus an applicable margin as defined.  Interest expense on our variable rate line of credit facility would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

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

Item 1A. Risk Factors

During the three months ended March 31, 2016, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent public reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company's filings, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended March 31, 2016.

The Company did not have a plan for the repurchase of shares of its common stock and did not purchase any of the same for the three months ended March 31, 2016 except for the purchase on February 8, 2016 of 227,043 shares of its common stock for approximately $1.2 million by the Operating Partnership in connection with a settlement agreement with certain parties resolving litigation.

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

10.7	Form of Mortgage Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.8	Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.9	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.10	Loan Agreement (CT/NJ) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.11	Loan Agreement (NY) dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.12	Form of Promissory Note (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.13	Guaranty Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.14	Pledge and Security Agreement dated as of February 20, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.15	D. Cooper Separation Agreement and General Release (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 12, 2016	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2016	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)