Form 10-Q
period 2016-06-30
GTJ REIT, Inc.
filed 2016-08-10
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,881,901 shares of common stock as of August 9, 2016.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$193,471	$187,943
Buildings and improvements	280,468	254,822
Total real estate, at cost	473,939	442,765
Less: accumulated depreciation and amortization	(40,525)	(36,412)
Net real estate held for investment	433,414	406,353
Cash and cash equivalents	11,048	15,005
Rental income in excess of amount billed	15,438	15,172
Acquired lease intangible assets, net	14,242	16,036
Other assets	13,453	13,143
Total assets	$487,595	$465,709
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$335,782	$335,865
Secured revolving credit facility	27,775	—
Accounts payable and accrued expenses	1,928	2,513
Dividends payable	1,249	2,488
Acquired lease intangible liabilities, net	6,332	6,833
Other liabilities	5,797	6,179
Total liabilities	378,863	353,878
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,881,901 and 13,820,434 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	138,534	139,385
Distributions in excess of net income	(97,534)	(96,081)
Total stockholders’ equity	41,001	43,305
Noncontrolling interest	67,731	68,526
Total equity	108,732	111,831
Total liabilities and equity	$487,595	$465,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$10,459	$10,306	$20,557	$19,604
Tenant reimbursements	1,777	1,694	3,845	3,753
Total revenues	12,236	12,000	24,402	23,357
Expenses:
Property operating expenses	2,274	2,165	4,782	4,835
General and administrative	1,280	1,476	3,762	3,812
Acquisition costs	491	3	489	614
Depreciation and amortization	2,956	3,378	6,043	5,984
Total expenses	7,001	7,022	15,076	15,245
Operating income	5,235	4,978	9,326	8,112
Interest expense	(3,732)	(3,615)	(7,383)	(6,744)
Loss on extinguishment of debt	—	—	—	(14,876)
Other	(52)	(18)	(295)	(67)
Net income (loss) from operations	1,451	1,345	1,648	(13,575)
Less: Income (loss) attributable to noncontrolling interest	598	445	651	(4,530)
Net income (loss) attributable to common stockholders	$853	$900	$997	$(9,045)
Income (loss) per common share attributable to common stockholders - basic and diluted:
Net income (loss) attributable to common stockholders	$0.06	$0.07	$0.07	$(0.66)
Weighted average common shares outstanding – basic and diluted	13,699,585	13,774,586	13,707,779	13,753,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2015	$—	13,820,434	$1	$139,385	$(96,081)	$43,305	$68,526	$111,831
Common stock dividends	—	—	—	—	(2,450)	(2,450)	—	(2,450)
Repurchases, common stock	—	—	—	(1,227)	—	(1,227)	—	(1,227)
Stock-based compensation	—	—	—	376	—	376	—	376
Net issuance of restricted shares	—	61,467	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,446)	(1,446)
Net income	—	—	—	—	997	997	651	1,648
Balance at June 30, 2016	$—	13,881,901	$1	$138,534	$(97,534)	$41,001	$67,731	$108,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$1,648	$(13,575)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities
Depreciation	4,149	3,858
Amortization of intangible assets and deferred charges	2,150	2,155
Stock-based compensation	376	400
Loss on extinguishment of debt	—	14,876
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(266)	(622)
Other assets	(578)	(1,458)
Accounts payable and accrued expenses	(584)	446
Other liabilities	249	(85)
Net cash provided by operating activities	7,144	5,995
Cash flow from investing activities:
Cash paid for property acquisitions	(27,038)	(76,170)
Cash paid for property improvements	(4,136)	(703)
Contract deposits	238	—
Restricted cash	(503)	—
Net cash (used in) investing activities	(31,439)	(76,873)
Cash flow from financing activities:
Proceeds from mortgage notes payable	—	272,200
Financing costs on debt	—	(6,588)
Return of good faith deposit for mortgage note payable	—	3,097
Repayment due to extinguishment of mortgage debt	—	(143,363)
Payment of mortgage principal	(443)	(643)
Repayment of revolving credit facility	—	(55,941)
Proceeds from revolving credit facility	27,775	12,100
Repurchases of common stock	(1,227)	—
Cash distributions to noncontrolling interests	(2,078)	(1,785)
Cash dividends paid	(3,689)	(3,578)
Net cash provided by financing activities	20,338	75,499
Net (decrease) increase in cash and cash equivalents	(3,957)	4,621
Cash and cash equivalents at the beginning of period	15,005	8,436
Cash and cash equivalents at the end of period	$11,048	$13,057
Supplemental cash flow information:
Cash paid for interest	$6,941	$6,058
Taxes paid	$44	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006, under Maryland General Corporation Law. The Company is focused on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The outstanding limited partnership interest was increased to 33.78% due to post-closing adjustments. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2016, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.1 million shares of Series B preferred stock.

As of June 30, 2016, the Operating Partnership owned 47 properties consisting of approximately 5.6 million square feet of industrial and office space on 349 acres of land in New York, New Jersey, Connecticut, and Delaware.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below market leases was a net increase of approximately $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, above-market and in-place leases of approximately $2.1 million and $12.1 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2015, above-market and in-place leases of approximately $2.4 million and $13.6 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2016, and December 31, 2015, approximately $6.3 million and $6.8 million, respectively, (net of accumulated amortization) relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2016, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2016 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2016	$274	$1,166
2017	357	2,018
2018	379	1,853
2019	464	1,480
2020	564	1,151
2021	414	924
Thereafter	1,746	3,515
	$4,198	$12,107

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at June 30, 2016.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements. Deferred financing costs relating to the secured revolving credit facility and deferred leasing charges are included in other assets on the consolidated balance sheets. Deferred financing costs related to mortgage notes payable are included as a reduction of mortgage notes payable on the consolidated balance sheets.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. Additionally, the Company has a $1.0 million certificate of deposit as collateral for a Letter of Credit in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey.  At June 30, 2016 and December 31, 2015, the Company had restricted cash in the amount of $4.2 million and $3.8 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2016, and December 31, 2015, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2016, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Annual contractual rent of $9.5 million derived from five leases with the City of New York, represents approximately 24% of the Company’s total 2016 contractual rental income.

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

New Accounting Pronouncements:

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefits reduces taxes payable in the current period. Off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  ASU 2016-09 also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. Early adoption is permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2016-09 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, such as the date the investor obtains significant influence over the operating and financial policies of an investee. It eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The amendments should be applied prospectively to increases in the level of ownership interest or degree of influence that result in the application of the equity method. The adoption of ASU 2016-07 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03.  ASU 2015-03 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2015. The Company’s unamortized loan costs were netted against mortgage notes payable on its consolidated balance sheets.

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

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transaction methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

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

3. REAL ESTATE:

On May 10, 2016, the Company acquired a 57,786 square foot warehouse/garage building in East New York, Brooklyn, New York for $10.0 million. The property is leased to The City of New York (DCAS) for the benefit of the Department of Sanitation for a term that expires December 31, 2025.  The purchase was financed from the Company’s secured revolving credit facility.

On June 1, 2016, the Company acquired a 208,656 square foot warehouse/distribution facility in Newark, Delaware for $17.0 million.  The property is leased to Valassis Communications, Inc. for a term that expires April 30, 2025.  The purchase was financed from the Company’s secured revolving credit facility.

The acquired assets and liabilities associated with the East New York and Newark properties are based upon management’s best available information at the time of the preparation of the condensed consolidated financial statements. However, the business acquisition accounting for these properties are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuations are finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practical, but no later than one year from the respective acquisition dates.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2016	December 31, 2015	Maturity
Athene Annuity & Life Company	3.00%	$15,000	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	27,840	28,248	4/30/2018
People’s United Bank	5.23%	2,358	2,392	10/1/2020
Hartford Accident & Indemnity Company	6.07%	9,000	9,000	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
	Subtotal	341,898	342,340
	Unamortized loan costs	(6,187)	(6,600)
	Unamortized premiums	71	125
	Total	$335,782	$335,865

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2016, the next five years and thereafter are as follows (in thousands):

Remainder of 2016	$451
2017	3,924
2018	42,108
2019	789
2020	8,825
2021	852
Thereafter	284,949
Total	$341,898

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

The contemplated uses of proceeds under the Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility as of June 30, 2016 and December 31, 2015 were $27.8 million and $0, respectively.

6. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2016 and December 31, 2015, the Company had a total of 13,881,901 and 13,820,434 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of June 30, 2016, or December 31, 2015.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2016:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 24, 2016	April 10, 2016	April 15, 2016	$0.09
June 09, 2016	June 30, 2016	July 15, 2016	$0.09

The total distributions paid in 2016 were the result of cash flows from operations.

Purchase of Securities:

The Company did not have a plan for the purchase of shares of its common stock. On February 8, 2016, the Operating Partnership purchased 227,043 shares of GTJ REIT, Inc. stock for approximately $1.2 million in connection with a settlement agreement with certain parties resolving litigation.

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of June 30, 2016, the Company had 325,380 shares available for future issuance of awards under the Plan.

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

On June 9, 2016, the Company issued an aggregate of 14,424 restricted shares of common stock with a value of approximately $150,000 (based upon an estimated value of $10.40 per share) under the Plan to non-managing members of the Board of Directors. The shares vested immediately upon issuance.

Management has determined the value of a share of common stock to be $10.40 based on a valuation completed March 16, 2016 with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to The Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the six months ended June 30, 2016 and 2015, the Company’s total stock compensation expense was approximately $376,000 and $400,000, respectively. As of June 30, 2016, there was approximately $608,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2015	37,245	$9.27
New shares issued through June 30, 2016	61,467	$10.40
Vested	(37,385)	$9.89
Non-vested shares outstanding as of June 30, 2016	61,327	$9.92

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of June 30, 2016:

Non-vested Shares Amortization Schedule	Number of Shares
2016 (6 months)	16,469
2017	22,622
2018	13,012
2019	6,535
2020	2,297
2021	392
Total Non-vested Shares	61,327

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

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$853	$900	$997	$(9,045)
Denominator:
Weighted average common shares outstanding – basic and diluted	13,699,585	13,774,586	13,707,779	13,753,458
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.06	$0.07	$0.07	$(0.66)

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2016 and December 31, 2015, the remaining liability was approximately $1.2 million and $1.3 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of June 30, 2016, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. Each of the six sites remain in compliance with existing local, state and federal obligations.

10. FAIR VALUE:

Fair Value of Financial Instruments:

The fair value of the Company’s financial instruments is determined based upon applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

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

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$11,048	$11,048	$15,005	$15,005
Accounts receivable	426	426	772	772
Financial liabilities:
Accounts payable and accrued expenses	$1,928	$1,928	$2,513	$2,513
Secured revolving credit facility	27,775	27,775	—	—
Mortgage notes payable	341,898	354,999	342,340	338,432
Pension withdrawal liability	1,227	1,277	1,258	1,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2016, owns and operates a total of 47 properties consisting of approximately 5.6 million square feet of primarily industrial properties on approximately 349 acres of land in New York, New Jersey, Connecticut and Delaware. As of June 30, 2016, our properties were 93% leased to 61 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2015, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2016, there were no material changes to these policies.

Recent Acquisitions:

East New York, Brooklyn, New York

On May 10, 2016, the Company acquired a 57,786 square foot warehouse/garage building in East New York, Brooklyn, New York for $10.0 million. The property is currently leased to The City of New York (DCAS) for the benefit of the Department of Sanitation for a term that expires December 31, 2025.  The purchase was financed from the Company’s secured revolving credit facility with Key Bank.

Newark, Delaware

On June 1, 2016, the Company acquired a 208,656 square foot warehouse/distribution facility in Newark, Delaware for $17.0 million.  The property is currently leased to Valassis Communications, Inc. for a term that expires April 30, 2025. The purchase was financed from the Company’s secured revolving credit facility with Key Bank.

Financial Condition and Results of Operations:

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$10,459	$10,306	$153	1%
Tenant reimbursements	1,777	1,694	83	5%
Total revenues	12,236	12,000	236	2%
Operating expenses:
Property operating	2,274	2,165	109	5%
General and administrative	1,280	1,476	(196)	-13%
Acquisition costs	491	3	488	16267%
Depreciation and amortization	2,956	3,378	(422)	-12%
Total operating expenses	7,001	7,022	(21)	0%
Operating income	5,235	4,978	257	5%
Interest expense	(3,732)	(3,615)	117	3%
Other	(52)	(18)	34	189%
Net income from operations	1,451	1,345	106	8%
Less: Net income attributable to noncontrolling interest	598	445	153	34%
Income attributable to common stockholders	$853	$900	(47)	-5%

Revenues

Revenues increased $0.2 million, or 2%, to $12.2 million for the three months ended June 30, 2016 from $12.0 million for the three months ended June 30, 2015. The increase is primarily due to the acquisition of two income producing properties during the second quarter of 2016.

Operating Expenses

Operating expenses of $7.0 million during the three months ended June 30, 2016 are in-line with the three months ended June 30, 2015. Acquisition costs related to the purchase of two properties during the second quarter 2016, and increased property operating expenses were offset by a reduction in depreciation and amortization, as well as general and administrative expenses.

Interest Expense

Interest expense increased $0.1 million or 3%, to $3.7 million for the three months ended June 30, 2016 from $3.6 million for the three months ended June 30, 2015. The increase is primarily due to the acquisition of two properties during the second quarter of 2016 financed from the Company’s secured revolving credit facility.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$20,557	$19,604	$953	5%
Tenant reimbursements	3,845	3,753	92	2%
Total revenues	24,402	23,357	1,045	4%
Operating expenses:
Property operating	4,782	4,835	(53)	-1%
General and administrative	3,762	3,812	(50)	-1%
Acquisition costs	489	614	(124)	-20%
Depreciation and amortization	6,043	5,984	59	1%
Total operating expenses	15,076	15,245	(169)	-1%
Operating income	9,326	8,112	1,214	15%
Interest expense	(7,383)	(6,744)	639	9%
Loss on extinguishment of debt	—	(14,876)	(14,876)	-100%
Other	(295)	(67)	228	340%
Net income (loss) from operations	1,648	(13,575)	15,223	112%
Less: Net income (loss) attributable to noncontrolling interest	651	(4,530)	5,181	114%
Income (loss) attributable to common stockholders	$997	$(9,045)	10,042	111%

Revenues

Revenues increased $1.0 million, or 4%, to $24.4 million for the six months ended June 30, 2016 from $23.4 million for the six months ended June 30, 2015. The increase is primarily due to the full year ownership in 2016 of seven income producing properties acquired during the first quarter of 2015, as well as the acquisition of two income producing properties during the second quarter of 2016.

Operating Expenses

Operating expenses decreased $0.2 million, or 1%, to $15.1 million for the six months ended June 30, 2016 from $15.2 million for the six months ended June 30, 2015. The decrease is primarily due to lower acquisition costs in 2016, as well as reductions to our property operating and general and administrative expenses.

Interest Expense

Interest expense increased $0.6 million or 9%, to $7.4 million for the six months ended June 30, 2016 from $6.7 million for the six months ended June 30, 2015. The increase is primarily due to the debt service associated with seven property acquisitions during the first quarter of 2015, the AIG Loan financing, and the financing of two acquisitions in 2016 from the Company’s secured revolving credit facility.

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

On December 2, 2015, the Company entered into a credit agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option. Our available liquidity at June 30, 2016 was approximately $33.3 million, consisting of cash and cash equivalents of $11.1 million and $22.2 million from our Key Bank secured revolving credit facility. As of June 30, 2016, the Company had $27.8 million of outstanding borrowings under the secured revolving credit facility.

Net Cash Flows:

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Operating Activities

Net cash provided by operating activities was $7.1 million for the six months ended June 30, 2016. For the 2016 period, cash provided by operating activities includes (i) income before depreciation, amortization and stock compensation of $8.3 million and (ii) an increase in other liabilities of $0.2 million partially offset by (iii) an increase of other assets of $0.6 million, (iv) a decrease to accounts payable and accrued expenses of $0.6 million and (v) an increase in rental income in excess of amounts billed of $0.2 million. Net cash provided by operating activities was $6.0 million for the six months ended June 30, 2015.  For the 2015 period, cash provided by operating activities included (i) a loss from continuing operations before depreciation, amortization and stock compensation of $7.2 million, (ii) an increase in rental income in excess of amount billed of $0.6 million and (iii) an increase in other assets of $1.5 million offset by (iv) the loss from the early extinguishment of debt of $14.9 million, and (v) an increase in accounts payable and accrued expenses of $0.4 million.

Investing Activities

Net cash used in investing activities was $31.4 million for the six months ended June 30, 2016. For the 2016 period, cash used in investing activities resulted from (i) the acquisition of two properties for $27.0 million, (ii) property improvements of $4.1 million, and (iii) the funding of leasing and capital reserves in connection with the AIG Loan of $0.5 million, partially offset by (iv) a 2015 contract deposit of $0.2 million applied to one of the 2016 property acquisitions.  Net cash used in investing activities was $76.9 million for the six months ended June 30, 2015 and was attributable to (i) the acquisition of seven properties during the first quarter of 2015 totaling $76.2 million and property improvements of $0.7 million.

Financing Activities

Net cash provided by financing activities was $20.3 million for the six months ended June 30, 2016. For the 2016 period, cash provided by financing activities included proceeds from the Company’s revolving credit line facility with Key Bank of $27.8 million partially offset by (ii) payment of the Company’s quarterly and 2015 supplemental dividends totaling $3.7 million, (ii) distributions to non-controlling interests of $2.1 million, (iii) the repurchase of shares of GTJ REIT, Inc. stock in connection with a settlement agreement for $1.2 million and (iv) the payment of mortgage principal of $0.4 million. Net cash provided by financing activities was $75.5 million for the six months ended June 30, 2015.  For the 2015 period, cash provided by financing activities included (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our then revolving credit facility with Capital One, N.A., and (iii) the return of our good faith deposit of $3.1 million in connection with the closing of our AIG Loan in February 2015, partially offset by (iv) the repayment of the outstanding principal balance and fees associated with the early extinguishment of debt of $143.4 million, (v) the repayment of our revolving credit facility with Capital One, N.A, of $55.9 million, (vi) loan costs of $6.6 million in connection with the Company’s AIG and Allstate Loans, (vii) payment of the Company’s quarterly and 2014 supplemental dividends of $3.6 million, (viii) distributions to non-controlling interests of $1.8 million and (ix) the payment of mortgage principal of $0.6 million.

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA attributable to our stockholders for the three and six months ended June 30, 2016 and 2015, is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$853	$900	$997	$(9,045)
Real estate depreciation	1,392	1,415	2,759	2,566
Amortization of intangible assets and deferred costs	643	860	1,424	1,427
Interest expense	2,326	2,278	4,600	4,304
EBITDA	5,214	5,453	9,780	(748)
Loss on extinguishment of debt	—	—	—	9,851
Acquisition costs	325	2	324	407
Adjusted EBITDA	$5,539	$5,455	$10,104	$9,510

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as the extinguishment of debt and acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments and financing costs which are not indicative of the results of our operating portfolio.

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

The net income (loss) in accordance with GAAP to FFO, Core FFO and AFFO attributable to our stockholders for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except share and per share data). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$853	$900	$997	$(9,045)
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,392	1,415	2,759	2,566
Amortization of intangibles and deferred costs	495	740	1,129	1,260
Funds From Operations (“FFO”), as defined by NAREIT	2,740	3,055	4,885	(5,219)
Loss on extinguishment of debt	—	—	—	9,851
Acquisition costs	325	2	324	407
Core FFO, as defined by GTJ REIT, Inc.	3,065	3,057	5,209	5,039
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(79)	(213)	(176)	(411)
Amortization of debt mark-to-market adjustments and financing costs	148	120	295	168
AFFO	$3,134	$2,964	$5,328	$4,796
FFO per common share- basic and diluted	$0.20	$0.22	$0.36	$(0.38)
Core FFO per common share- basic and diluted	$0.22	$0.22	$0.38	$0.37
AFFO per common share- basic and diluted	$0.23	$0.22	$0.39	$0.35
Weighted average common shares outstanding- basic and diluted	13,699,585	13,774,586	13,707,779	13,753,458

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2016, the remaining liability of this obligation was approximately $1.2 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2016, the Company had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined or, (ii) a base rate plus an applicable margin as defined.  Interest expense on our variable rate line of credit facility would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

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

Item 1A. Risk Factors

During the six months ended June 30, 2016, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent public reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company's filings, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended June 30, 2016 or repurchases of shares of its common stock.

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

10.16

Credit Agreement with Keybank National Association and Keybanc Capital Markets Inc., dated as of December 2, 2015 (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.17	Form of Joinder Agreement (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2016).

Exhibit	Description
10.18	Form of Assignment and Acceptance Agreement (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 10, 2016	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2016	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)