Form 10-Q
period 2016-09-30
GTJ REIT, Inc.
filed 2016-11-14
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 13,881,901 shares of common stock as of November 8, 2016.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$193,849	$187,943
Buildings and improvements	279,346	254,822
Total real estate, at cost	473,195	442,765
Less: accumulated depreciation and amortization	(42,917)	(36,412)
Net real estate held for investment	430,278	406,353
Cash and cash equivalents	10,754	15,005
Rental income in excess of amount billed	15,575	15,172
Acquired lease intangible assets, net	15,112	16,036
Other assets	17,116	13,143
Total assets	$488,835	$465,709
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$335,739	$335,865
Secured revolving credit facility	27,775	—
Accounts payable and accrued expenses	2,221	2,513
Dividends payable	1,249	2,488
Acquired lease intangible liabilities, net	7,013	6,833
Other liabilities	6,368	6,179
Total liabilities	380,365	353,878
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,881,901 and 13,820,434 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	163,392	139,385
Distributions in excess of net income	(97,756)	(96,081)
Total stockholders’ equity	65,637	43,305
Noncontrolling interest	42,833	68,526
Total equity	108,470	111,831
Total liabilities and equity	$488,835	$465,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$10,805	$10,272	$31,362	$29,876
Tenant reimbursements	1,886	2,044	5,731	5,797
Total revenues	12,691	12,316	37,093	35,673
Expenses:
Property operating expenses	2,307	2,315	7,089	7,150
General and administrative	1,414	1,151	5,111	4,963
Acquisition costs	36	—	525	614
Depreciation and amortization	3,317	3,250	9,360	9,234
Total expenses	7,074	6,716	22,085	21,961
Operating income	5,617	5,600	15,008	13,712
Interest expense	(3,947)	(3,622)	(11,395)	(10,366)
Loss on extinguishment of debt	—	—	—	(14,876)
Other	(103)	20	(398)	(47)
Net income (loss) from operations	1,567	1,998	3,215	(11,577)
Less: Income (loss) attributable to noncontrolling interest	516	585	1,167	(3,945)
Net income (loss) attributable to common stockholders	$1,051	$1,413	$2,048	$(7,632)
Income (loss) per common share attributable to common stockholders - basic and diluted:
Net income (loss) attributable to common stockholders	$0.08	$0.10	$0.15	$(0.55)
Weighted average common shares outstanding – basic and diluted	13,710,522	13,788,674	13,708,700	13,765,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2015	$—	13,820,434	$1	$139,385	$(96,081)	$43,305	$68,526	$111,831
Common stock dividends	—	—	—	—	(3,723)	(3,723)	—	(3,723)
Repurchases, common stock	—	—	—	(1,227)	—	(1,227)	—	(1,227)
Stock-based compensation	—	—	—	457	—	457	—	457
Net issuance of restricted shares	—	61,467	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,083)	(2,083)
Net income	—	—	—	—	2,048	2,048	1,167	3,215
Reallocation of equity interests	—	—	—	24,777	—	24,777	(24,777)	—
Balance at September 30, 2016	$—	13,881,901	$1	$163,392	$(97,756)	$65,637	$42,833	$108,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$3,215	$(11,577)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities
Depreciation	6,558	5,963
Amortization of intangible assets and deferred charges	3,109	3,389
Stock-based compensation	457	464
Loss on extinguishment of debt	—	14,876
Loss from equity investment in limited partnership	337	—
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(403)	(971)
Other assets	(1,144)	770
Accounts payable and accrued expenses	(290)	269
Other liabilities	820	(502)
Net cash provided by operating activities	12,659	12,681
Cash flow from investing activities:
Cash paid for property acquisitions	(27,038)	(76,170)
Cash paid for property improvements	(5,132)	(1,609)
Contract deposits	(3,460)	—
Restricted cash	516	(1,503)
Net cash (used in) investing activities	(35,114)	(79,282)
Cash flow from financing activities:
Proceeds from mortgage notes payable	—	272,200
Financing costs on debt	—	(6,588)
Return of good faith deposit for mortgage note payable	—	3,097
Repayment due to extinguishment of mortgage debt	—	(143,363)
Payment of mortgage principal	(667)	(860)
Repayment of revolving credit facility	—	(55,941)
Proceeds from revolving credit facility	27,775	12,100
Repurchases of common stock	(1,227)	—
Cash distributions to noncontrolling interests	(2,715)	(2,588)
Cash dividends paid	(4,962)	(4,818)
Net cash provided by financing activities	18,204	73,239
Net (decrease) increase in cash and cash equivalents	(4,251)	6,638
Cash and cash equivalents at the beginning of period	15,005	8,436
Cash and cash equivalents at the end of period	$10,754	$15,074
Supplemental cash flow information:
Cash paid for interest	$10,726	$9,485
Taxes paid	$43	$109

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The outstanding limited partnership interest was increased to 33.78% due to post-closing adjustments. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At September 30, 2016, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.1 million shares of Series B preferred stock.

As of September 30, 2016, the Operating Partnership owned 47 properties consisting of approximately 5.6 million square feet of industrial and office space on 349 acres of land in New York, New Jersey, Connecticut, and Delaware.

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

During the three months ended September 30, 2016, the Company determined that certain transactions involving the issuance of limited partnership interests of the Operating Partnership, should have resulted in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI ”) and Additional Paid-in-Capital (“APIC") to reflect the difference between the fair value of the consideration received and the book value of the OP NCI attributable to limited partnership interests at the time of issuance ( the "Reallocation”.)  During the three months ended September 30, 2016, the Company increased its APIC with an offsetting reduction to the OP NCI of approximately $24.8 million.  The Company concluded that the Reallocation adjustment is not meaningful to the Company's financial position for any of the prior years, and the quarterly periods in 2016, and as such this cumulative change was recorded in the Consolidated Balance Sheets and Statement of Stockholders’ Equity in the third quarter of 2016. The Reallocation had no impact on the previously-reported Consolidated Balance Sheets, Statement of Operations, Stockholders’ Equity or Cash Flows.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, above-market and in-place leases of approximately $2.0 million and $13.1 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2015, above-market and in-place leases of approximately $2.4 million and $13.6 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2016, and December 31, 2015, approximately $7.0 million and $6.8 million, respectively, (net of accumulated amortization) relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2016, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2016 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2016	$165	$619
2017	457	2,196
2018	479	2,030
2019	565	1,657
2020	665	1,329
2021	514	1,102
Thereafter	2,147	4,158
	$4,992	$13,091

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at September 30, 2016.

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

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. Additionally, the Company has a $1.0 million certificate of deposit as collateral for a Letter of Credit in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey.  At September 30, 2016 and December 31, 2015, the Company had restricted cash in the amount of approximately $3.0 million and $3.8 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2016, and December 31, 2015, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2016, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

New Accounting Pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for annual periods beginning after December 31, 2017 and interim periods within those annual periods.  Early adoption is permitted.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefits reduces taxes payable in the current period. Off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  ASU 2016-09 also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. Early adoption is permitted.  The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments, except for those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements.  The new guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Under ASU 2016-01, a reporting company will be required to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for fiscal periods and interim periods within those fiscal periods beginning December 15, 2017.  The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during the nine months ended September 30, 2016:

Purchase Price
Allocation
Land	$5,786
Building and improvements	19,512
Acquired lease intangibles assets, net	1,641
Other assets and costs	1,069
Acquired lease intangibles liabilities, net	(970)
Total Consideration	$27,038

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2016	December 31, 2015	Maturity
Athene Annuity & Life Company	3.00%	$15,000	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	27,633	28,248	4/30/2018
People’s United Bank	5.23%	2,341	2,392	10/1/2020
Hartford Accident & Indemnity Company	6.07%	9,000	9,000	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
	Subtotal	341,674	342,340
	Unamortized loan costs	(5,979)	(6,600)
	Unamortized premiums	44	125
	Total	$335,739	$335,865

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2016, the next five years and thereafter are as follows (in thousands):

Remainder of 2016	$227
2017	3,924
2018	42,108
2019	789
2020	8,825
2021	852
Thereafter	284,949
Total	$341,674

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

The contemplated uses of proceeds under the Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility as of September 30, 2016 and December 31, 2015 were $27.8 million and $0, respectively.

6. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2016 and December 31, 2015, the Company had a total of 13,881,901 and 13,820,434 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors. In addition, the Company is authorized to issue 6,500,000 shares of Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no preferred stock outstanding as of September 30, 2016, or December 31, 2015.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2016:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 24, 2016	April 10, 2016	April 15, 2016	$0.09
June 09, 2016	June 30, 2016	July 15, 2016	$0.09
August 09, 2016	September 30, 2016	October 11, 2016	$0.09

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

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of September 30, 2016, the Company had 325,380 shares available for future issuance of awards under the Plan.

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

For the nine months ended September 30, 2016 and 2015, the Company’s total stock compensation expense was approximately $457,000 and $464,000, respectively. As of September 30, 2016, there was approximately $527,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2015	37,245	$9.27
New shares issued through September 30, 2016	61,467	$10.40
Vested	(45,619)	$9.90
Non-vested shares outstanding as of September 30, 2016	53,093	$9.93

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of September 30, 2016:

Non-vested Shares Amortization Schedule	Number of Shares
2016 (3 months)	8,235
2017	22,622
2018	13,012
2019	6,535
2020	2,297
2021	392
Total Non-vested Shares	53,093

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

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$1,051	$1,413	$2,048	$(7,632)
Denominator:
Weighted average common shares outstanding – basic and diluted	13,710,522	13,788,674	13,708,700	13,765,326
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.08	$0.10	$0.15	$(0.55)

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

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, NY, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. This lease agreement expires in 2020 and has a current annual base rent of $282,000 with aggregate lease payments totaling $1.8 million.

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

Letter of Credit:

On November 4, 2015, the Company posted a $957,708 Letter of Credit with Bank of America, N.A. in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey.  The Township of Parsippany-Troy Hills was the beneficiary. The term was for one year plus applicable extensions. On October 18, 2016, the beneficiary issued a resolution releasing the Letter of Credit as the site improvements were satisfactorily completed. The Letter of Credit was cancelled on October 31, 2016.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of September 30, 2016 and December 31, 2015, the remaining liability was approximately $1.2 million and $1.3 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of September 30, 2016, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. Each of the six sites remain in compliance with existing local, state and federal obligations.

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

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$10,754	$10,754	$15,005	$15,005
Accounts receivable	223	223	772	772
Investment in limited partnership	1,470	1,470	1,807	1,807
Financial liabilities:
Accounts payable and accrued expenses	$2,221	$2,221	$2,513	$2,513
Secured revolving credit facility	27,775	27,775	—	—
Mortgage notes payable	341,674	352,106	342,340	338,432
Pension withdrawal liability	1,212	1,258	1,258	1,243

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

Executive Summary:

GTJ REIT, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2016, owns and operates a total of 47 properties consisting of approximately 5.6 million square feet of primarily industrial properties on approximately 349 acres of land in New York, New Jersey, Connecticut and Delaware. As of September 30, 2016, our properties were 96% leased to 64 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2015, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2016, there were no material changes to these policies.

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

Financial Condition and Results of Operations:

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$10,805	$10,272	$533	5%
Tenant reimbursements	1,886	2,044	(158)	-8%
Total revenues	12,691	12,316	375	3%
Operating expenses:
Property operating	2,307	2,315	(8)	0%
General and administrative	1,414	1,151	263	23%
Acquisition costs	36	—	36	na
Depreciation and amortization	3,317	3,250	67	2%
Total operating expenses	7,074	6,716	358	5%
Operating income	5,617	5,600	17	0%
Interest expense	(3,947)	(3,622)	325	9%
Other	(103)	20	123	615%
Net income from operations	1,567	1,998	(431)	-22%
Less: Net income attributable to noncontrolling interest	516	585	(69)	-12%
Income attributable to common stockholders	$1,051	$1,413	(362)	-26%

Revenues

Revenues increased $0.4 million, or 3%, to $12.7 million for the three months ended September 30, 2016 from $12.3 million for the three months ended September 30, 2015. The increase is primarily due to the acquisition of two income producing properties during the second quarter of 2016.

Operating Expenses

Operating expenses of $7.1 million during the three months ended September 30, 2016 increased $0.4 million, or 5%, from $6.7 million for the three months ended September 30, 2015. The increase is mainly attributable to an increase in general and administrative expenses during the three month period.

Interest Expense

Interest expense increased $0.3 million or 9%, to $3.9 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015. The increase is primarily due to the acquisition of two properties during the second quarter of 2016 financed from the Company’s secured revolving credit facility.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$31,362	$29,876	$1,486	5%
Tenant reimbursements	5,731	5,797	(66)	-1%
Total revenues	37,093	35,673	1,420	4%
Operating expenses:
Property operating	7,089	7,150	(61)	-1%
General and administrative	5,111	4,963	148	3%
Acquisition costs	525	614	(89)	-14%
Depreciation and amortization	9,360	9,234	126	1%
Total operating expenses	22,085	21,961	124	1%
Operating income	15,008	13,712	1,296	9%
Interest expense	(11,395)	(10,366)	1,029	10%
Loss on extinguishment of debt	—	(14,876)	(14,876)	-100%
Other	(398)	(47)	351	747%
Net income (loss) from operations	3,215	(11,577)	14,792	128%
Less: Net income (loss) attributable to noncontrolling interest	1,167	(3,945)	5,112	130%
Income (loss) attributable to common stockholders	$2,048	$(7,632)	9,680	127%

Revenues

Revenues increased $1.4 million, or 4%, to $37.1 million for the nine months ended September 30, 2016 from $35.7 million for the nine months ended September 30, 2015. The increase is primarily due to the full year ownership in 2016 of seven income producing properties acquired during the first quarter of 2015, as well as the acquisition of two income producing properties during the second quarter of 2016.

Operating Expenses

Operating expenses increased $0.1 million, or 1%, to $22.1 million for the nine months ended September 30, 2016 from $22.0 million for the nine months ended September 30, 2015. The increase is primarily due to an increase in general and administrative expenses partially offset by lower acquisition costs in 2016 and a reduction to our property operating expenses.

Interest Expense

Interest expense increased $1.0 million or 10%, to $11.4 million for the nine months ended September 30, 2016 from $10.4 million for the nine months ended September 30, 2015. The increase is primarily due to the debt service associated with seven property acquisitions during the first quarter of 2015, the AIG Loan financing, and the financing of two acquisitions in 2016 from the Company’s secured revolving credit facility.

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

On December 2, 2015, the Company entered into a credit agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option. Our available liquidity at September 30, 2016 was approximately $33.0 million, consisting of cash and cash equivalents of $10.8 million and $22.2 million from our Key Bank secured revolving credit facility. As of September 30, 2016, the Company had $27.8 million of outstanding borrowings under the secured revolving credit facility.

Net Cash Flows:

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Operating Activities

Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2016. For the 2016 period, cash provided by operating activities includes (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited liability partnership of $13.6 million and (ii) an increase in other liabilities of $0.8 million partially offset by (iii) an increase of other assets of $1.1 million, (iv) a decrease to accounts payable and accrued expenses of $0.3 million and (v) an increase in rental income in excess of amounts billed of $0.4 million. Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2015.  For the 2015 period, cash provided by operating activities included (i) a loss from continuing operations before depreciation, amortization and stock compensation of $1.8 million, (ii) an increase in rental income in excess of amount billed of $1.0 million and (iii) a decrease in other liabilities of $0.5 million offset by (iv) the loss from the early extinguishment of debt of $14.9 million, (v) a decrease in other assets of $0.8 million and (v) an increase in accounts payable and accrued expenses of $0.3 million.

Investing Activities

Net cash used in investing activities was $35.1 million for the nine months ended September 30, 2016. For the 2016 period, cash used in investing activities resulted from (i) the acquisition of two properties for $27.0 million, (ii) property improvements of $5.1 million, and (iii) net contract deposits of $3.5 million, offset by (iv) the net release of leasing and capital reserves in connection with the AIG Loan of $0.5 million.  Net cash used in investing activities was $79.3 million for the nine months ended September 30, 2015 and was attributable to (i) the acquisition of seven properties during the first quarter of 2015 totaling $76.2 million, (ii) property improvements of $1.6 million, and (iii) the funding of leasing and capital reserves in connection with the AIG Loan of $1.5 million.

Financing Activities

Net cash provided by financing activities was $18.2 million for the nine months ended September 30, 2016. For the 2016 period, cash provided by financing activities included proceeds from the Company’s revolving credit line facility with Key Bank of $27.8 million offset by (ii) the payment of the Company’s quarterly and 2015 supplemental dividends totaling $5.0 million, (ii) distributions to non-controlling interests of $2.7 million, (iii) the repurchase of shares of GTJ REIT, Inc. stock in connection with a settlement agreement for $1.2 million and (iv) the payment of mortgage principal of $0.7 million. Net cash provided by financing activities was $73.2 million for the nine months ended September 30, 2015.  For the 2015 period, cash provided by financing activities included (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our then revolving credit facility with Capital One, N.A., and (iii) the return of our good faith deposit of $3.1 million in connection with the closing of our AIG Loan in February 2015, partially offset by (iv) the repayment of the outstanding principal balance and fees associated with the early extinguishment of debt of $143.4 million, (v) the repayment of our revolving credit facility with Capital One, N.A, of $55.9 million, (vi) loan costs of $6.6 million in connection with the Company’s AIG and Allstate Loans, (vii) the payment of the Company’s quarterly and 2014 supplemental dividends of $4.8 million, (viii) distributions to non-controlling interests of $2.6 million and (ix) the payment of mortgage principal of $0.9 million.

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA attributable to our stockholders for the three and nine months ended September 30, 2016 and 2015, is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$1,051	$1,413	$2,048	$(7,632)
Real estate depreciation	1,682	1,399	4,583	3,965
Amortization of intangible assets and deferred costs	636	817	2,059	2,245
Interest expense	2,510	2,282	7,109	6,585
EBITDA	5,878	5,911	15,799	5,163
Loss on extinguishment of debt	—	—	—	9,851
Acquisition costs	23	—	348	407
Adjusted EBITDA	$5,902	$5,911	$16,147	$15,421

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as the extinguishment of debt and acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding certain income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments and financing costs which are not indicative of the results of our operating portfolio.

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

The net income (loss) in accordance with GAAP to FFO, Core FFO and AFFO attributable to our stockholders for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands, except share data). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$1,051	$1,413	$2,048	$(7,632)
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,682	1,399	4,583	3,965
Amortization of intangibles and deferred costs	486	697	1,614	1,957
Funds From Operations (“FFO”), as defined by NAREIT	3,219	3,509	8,245	(1,710)
Loss on extinguishment of debt	—	—	—	9,851
Acquisition costs	23	—	348	407
Core FFO, as defined by GTJ REIT, Inc.	3,242	3,509	8,593	8,548
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(90)	(231)	(267)	(643)
Amortization of debt mark-to-market adjustments and financing costs	150	120	445	288
AFFO	$3,302	$3,398	$8,771	$8,193
Weighted average common shares outstanding- basic and diluted	13,710,522	13,788,674	13,708,700	13,765,326

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of September 30, 2016, the remaining liability of this obligation was approximately $1.2 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of September 30, 2016, the Company had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined or, (ii) a base rate plus an applicable margin as defined.  Interest expense on our variable rate line of credit facility would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2016, there were no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent public reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company's filings, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended September 30, 2016 or repurchases of shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Paul Cooper Employment Agreement

On November 8, 2016, the Board of Directors of the Company (the “Board”), following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement by and between the Company and Paul Cooper, the Company’s Chief Executive Officer, which agreement was executed by the parties on the same date (the “CEO Employment Agreement”). The CEO Employment Agreement provides for an initial term of five years, from January 1, 2016 through and including December 31, 2020, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Cooper at the rate of $650,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $450,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $200,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on each of the first ten anniversaries of the date of grant while Mr. Cooper is employed by the Company. Upon execution of the CEO Employment Agreement, the Company agreed to grant Mr. Cooper a stock option under the Company’s 2007 Incentive Stock Option Plan or a successor plan (the “Equity Plan”), to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and will vest in its entirety on the 3rd anniversary of the grant date. Mr. Cooper will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular Adjusted Funds From Operations (AFFO) target is sustainable) which award value will be equal to $2 million for each AFFO values of $1.50, $2.00, $2.50, $3.00 and $3.50 per share, respectively. In addition, the CEO Employment Agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $5 million term life insurance, disability insurance, and participation in 401(k) plan. The CEO Employment Agreement also contains the following termination terms and provisions:

•In the event that (i) Mr. Cooper terminates his employment with the Company without good reason or (ii) the Company terminates Mr. Cooper’s employment for cause, the Company’s obligations under the agreement will be reduced to paying his unpaid salary and reimbursable expenses owing to him prior to such termination (the “Accrued Obligations”), and

•In the event that (i) Mr. Cooper terminates his employment with the Company for good reason, or (ii) Mr. Cooper terminates his employment with the Company during the 90-day period following a change of control of the Company, or (iii) the Company elects not to renew the CEO Employment Agreement after the expiration of the initial or renewal term and Mr. Cooper’s employment is terminated by the Company without cause, then in each case the Company’s termination obligations will include the payment of the Accrued Obligations, severance payments the amount of which depends on the circumstances of his departure, accelerated vesting of unvested equity bonus and COBRA payments the lesser of the remainder of the term or three (3) years.

The severance payments referenced above will be calculated as follows: (a) if Mr. Cooper terminates his employment for good reason, the Company will pay him the lesser of (x) the salary he would have earned during the remainder of this term or three years of his then current salary, plus the lesser of (y) his bonus that he would have earned during the remainder of the term, assuming he met the bonus criteria. Further, if Mr. Cooper’s employment was terminated pursuant to clause (iii) above at the end of his initial employment term and provided the Company achieves the Bonus Criteria, on an annual basis for each specified criteria during the Initial Term, as of the end of the 2020 Fiscal Year, then his severance payment would be equal to his then base salary and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term. To the extent his employment was terminated pursuant to clause (iii) above at the end of his renewal employment term, then his severance payment would be equal to his then base salary he would have earned during the renewal term and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term. The CEO Employment Agreement also contains certain confidentiality, non-solicitation/non-competition and other provisions customary for agreements of this nature.

Louis Sheinker Employment Agreement

On November 8, 2016, the Board also, following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement with Louis Sheinker, the Company’s President and Chief Operating Officer, also effective as of the same date (the “COO Employment Agreement”). This COO Employment Agreement provides for an initial term of five years, from January 1, 2016 through and including December 31, 2020, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment to Mr. Sheinker of a base salary at the annual rate of $600,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Sheinker may earn a cash bonus of $450,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $200,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on each of the first ten anniversaries of the date of grant while Mr. Sheinker is employed by the Company. Upon execution of the employment agreement, the Company agreed to grant Mr. Sheinker a stock option under the Equity Plan to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and will vest in its entirety on the 3rd anniversary of the grant date. Mr. Sheinker will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular Adjusted Funds From Operations (AFFO) target is sustainable) which award value will be equal to $2 million for each AFFO values of $1.50, $2.00, $2.50, $3.00 and $3.50 per share, respectively. In addition, the COO Employment Agreement provides that the Company will provide Mr. Sheinker with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $5 million term life insurance, disability insurance, and participation in 401(k) plan. The COO Employment Agreement also contains the following termination terms and provisions:

•In the event that (i) Mr. Sheinker terminates his employment with the Company without good reason or (ii) the Company terminates Mr. Sheinker’s employment for cause, the Company’s obligations under the agreement will be reduced to paying his unpaid salary and reimbursable expenses owing to him prior to such termination (the “Accrued Obligations”),

•In the event that (i) Mr. Sheinker terminates his employment with the Company for good reason, or (ii) Mr. Sheinker terminates his employment with the Company during the 90-day period following a change of control of the Company, or (iii) the Company elects not to renew his employment agreement after the expiration of the initial or renewal term and Mr. Sheinker’s employment is terminated by the Company without cause, then in each case the Company’s termination obligations will include the payment of the Accrued Obligations, severance payments the amount of which depends on the circumstances of his departure, accelerated vesting of unvested equity bonus and COBRA payments the lesser of the remainder of the term or three (3) years.

The severance payments referenced above will be calculated as follows: (a) if Mr. Sheinker’s terminates his employment for good reason, the Company will pay him the lesser of (x) the salary he would have earned during the remainder of this term or three years of his then current salary, plus the lesser of (y) his bonus that he would have earned during the remainder of the term, assuming he met the bonus criteria. Further, if Mr. Sheinker’s employment was terminated pursuant to clause (iii) above at the end of his initial employment term and provided the Company achieves the Bonus Criteria, on an annual basis for each specified criteria during the Initial Term, as of the end of the 2020 Fiscal Year, then his severance payment would be equal to his then base salary and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term. To the extent his employment was terminated pursuant to clause (iii) above at the end of his renewal employment term, then his severance payment would be equal to his then base salary he would have earned during the renewal term and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term. The COO Employment Agreement also contains certain confidentiality, non-solicitation/non-competition and other provisions customary for agreements of this nature.

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

GTJ REIT, INC.

Dated: November 14, 2016	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)