Form 10-K
period 2016-12-31
GTJ REIT, Inc.
filed 2017-03-29
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of March 23, 2017, there were 13,618,884 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. BUSINESS

Overview

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of the date of this report, owns and operates a total of 47 commercial properties in New York, New Jersey, Connecticut, and Delaware. We focus primarily on the acquisition, ownership, management and operation of commercial real estate. We previously provided, through our taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services, as well as electrical construction services. These operations have all been disposed.

We were incorporated on June 23, 2006 in Maryland. On March 29, 2007, the Company completed a merger transaction with Triboro Coach Corp., Jamaica Central Railways, Inc., and Green Bus Lines, Inc., (together collectively referred to as the “Bus Companies”). The effect of the merger transaction was to complete a reorganization (the “Reorganization”) of the ownership of the Bus Companies into GTJ REIT, with the former stockholders of the Bus Companies becoming stockholders in GTJ REIT. The Company then commenced operations as a fully integrated real estate company, and elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, (the “Code”) effective July 1, 2007.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership; the owner of all 47 properties. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.21% due to the redemption of certain outstanding shares of GTJ REIT, Inc. stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the acquisition of six properties in 2014, seven in 2015 and two properties in 2016, the Company currently beneficially owns a 65.79% interest in a total of 47 properties consisting of approximately 5.6 million square feet of primarily industrial properties on approximately 349 acres of land in New York, New Jersey, Connecticut and Delaware.

•	Our 2017 contractual rental income (as described below) is approximately $42.6 million;
•	The occupancy rate of our properties owned as of December 31, 2016, is approximately 96% based on square footage, plus land available;
•	The weighted average remaining term of the leases generating our 2017 contractual rental income is 6.7 years.

Our 2017 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2017 under leases existing at December 31, 2016. Contractual rental income excludes straight-line rent and amortization of intangibles.

2016 Highlights

•	Total revenues were $49.7 million in 2016, an increase of $2.0 million, or 4%, from 2015.
•	Operating Income increased $1.0 million, or 5%, to $20.0 million in 2016 from $19.0 million in 2015.
•	Completed approximately 475,000 square feet of new leasing and renewals of existing leases during 2016.
•	Increased our Adjusted Funds From Operations, or AFFO, attributable to our stockholders from $11.1 million in 2015 to $11.3 million in 2016.
•	Increased our EBITDA attributable to our stockholders from $10.7 million in 2015 to $20.9 million in 2016.
•

On May 10, 2016, the Company acquired a 57,786 square foot warehouse/garage facility in East New York, Brooklyn, New York for $10.0 million.  The property is leased to The City of New York (DCAS) for the benefit of the Department of Sanitation for a term that expires December 31, 2025. The purchase was financed from the Company’s secured revolving credit facility.

•

On June 1, 2016, the Company acquired a 208,656 square foot warehouse/distribution facility in Newark, Delaware for $17.0 million. The property is leased to Valassis Communications, Inc. for a term that expires April 30, 2025. The purchase was financed from the Company’s secured revolving credit facility.

Description of Business

We intend to further expand our real estate portfolio beyond our current portfolio of 47 properties. We seek to acquire commercial real estate at favorable prices; focusing on the industrial product sector. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the ability and flexibility to move quickly when an opportunity presents itself.

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

Typical Property Attributes

The properties in our portfolio typically have the following attributes:

•

Net or ground leases. Substantially all of the leases are net or ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net or ground leased properties offer more predictable returns than investments in properties that are not net or ground leased;

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 87% of our 2017 contractual rental income expire after 2018, approximately 33% of our 2017 contractual rental income expire after 2026; and

•

Scheduled rent increases. Leases representing approximately 78% of our 2017 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

We may also seek an acquisition facility to finance the purchase of additional properties, finance capital and/or tenant improvements or major repairs and maintenance and, if necessary, for working capital needs, or to meet our distribution requirements. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 75% of the gross fair value of our properties.

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

Presently, we do not intend to sell any of the real estate we acquired from the Bus Companies for a period of ten years after we made our REIT election, which ends, July 2017. Under the Code, if real estate acquired from the Bus Companies is sold within such ten-year period, we may be taxed on the gain from the sale, and a subsequent distribution of any of the profits would be taxed to the stockholder as a dividend. This may result in the proceeds of such sale being subject to double taxation meaning taxation both at the corporate and stockholder level. In addition, if we sell any of the 25 properties we acquired in the January 2013 transaction described above prior to January 2020, we may be required to pay the former Wu/Lighthouse partners certain monies as set forth in the Tax Protection Agreement.

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

Employees

As of December 31, 2016, we had 14 employees who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good.

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

Our Corporate Information

Our principal executive offices are located at 60 Hempstead Avenue, Suite 718, West Hempstead, New York 11552. Our telephone number is (516) 693-5500. Our website is www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of this report or any other report or document we file with or furnish to the SEC.

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

Approximately 34% of our 2016 rental income and 35% of our 2017 contractual rental income is derived from leases with the City of New York for five locations, two leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant default or financial distress could significantly reduce our revenues.

Virtually all of our leases with the City of New York, Federal Express and Avis Rent-A-Car Systems, Inc. are triple net leases and provide for escalations. Any disruption or delay in these tenants’ ability to perform under the leases could cause interruptions in the receipt of, or loss of, a significant amount of rental revenues and could result in requiring us to pay operating expenses currently paid by the tenants which could substantially reduce our income from operations and our ability to meet our debt service requirements and make distributions to our stockholders.

We may not be able to diversify our real property portfolio due to the number and size of our competitors.

Competition may adversely affect acquisition of properties and leasing operations. We compete for the purchase of commercial property with a variety of investors, including domestic and foreign entities, other REITs, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, some of which are publicly traded. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals. We may also incur costs on unsuccessful acquisitions that we will not be able to recover.

All of our properties are located in New York, New Jersey, Connecticut and Delaware making us vulnerable to changes in economic, regulatory or other conditions in the Northeast that could have a material adverse effect on our results of operations.

All of our properties are located in New York, New Jersey, Connecticut and Delaware. This geographic concentration exposes us to greater risks than if we owned properties in multiple geographic regions. General economic conditions in the Northeast may significantly affect the occupancy and rental rates of our properties. Further, the economic condition of the region may also depend on a few industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the Northeast region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations, and our ability to meet our debt service requirements and make distributions to our stockholders.

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

Disruptions in the financial markets could affect our ability to obtain financing and may negatively impact our liquidity, financial condition and operating results.

From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases, result in the unavailability of financing. A significant amount of our existing indebtedness was issued through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if volatility in or disruption of the capital markets occurs. If our ability to issue additional debt or equity securities or to borrow money were to be impaired by volatility in or disruption of the capital markets, it could have a material adverse effect on our liquidity and financial condition.

Many real estate costs are fixed, even if income from properties decreases.

Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real property, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the property.

We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect.

The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties and purchase prices may increase. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and the value of our securities.

We may be unable to complete development and re-development projects on advantageous terms.

As part of our business, we develop new properties and re-develop existing properties as conditions warrant. This part of our business involves significant risks, including the following:

•	we may not be able to obtain financing for these projects on favorable terms;
•	we may not complete construction on schedule or within budget;
•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•	contractor and subcontractor disputes, strikes, labor disputes or supply chain disruptions may occur; and
•

properties may perform below anticipated levels, producing cash flow below budgeted amounts, which may result in us paying too much for a property, cause the property to not be profitable and limit our ability to sell such properties to third parties.

To the extent these risks result in increased debt service expense, construction costs and delays in budgeted leasing, they could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.

We use debt to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced.

Our performance and our ability to make distributions to our shareholders and the value of our securities are subject to general economic conditions and risks associated with our real estate assets.

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

We may become subject to litigation, which could have a material and adverse effect on our financial condition, results of operations and cash flow.

We may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters could adversely impact our financial condition, results of operations and cash flow. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Terrorist attacks and other acts of violence or war may affect the market for the Company's common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and financial condition. We cannot assure you that there will not be terrorist attacks in the localities in which we conduct business. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These attacks or armed conflicts may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.

We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be prepared and conducted by individuals as well as by sophisticated groups/organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could have a materially adverse effect on our business, financial condition and results of operations.

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

Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide on whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Our officers and directors are expected to disclose, in a timely and fair manner, such instances, and we require that potential conflicts be brought to the attention of our Board of Directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only two officers and directors conduct a real property business apart from his activities with us. These individuals are Paul Cooper, our Chairman and Chief Executive Officer and Louis Sheinker, our President, Chief Operating Officer, Secretary, and Director.

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

We presently have eight members of our Board of Directors. Each director has or will have a three-year term. Accordingly, in order to change a majority of our Board of Directors, a third party would have to wage a successful proxy contest in two successive years, which is a situation that may deter proxy contests.

Certain provisions of our charter make stockholder action more difficult, which could deter changes beneficial to our stockholders.

We have certain provisions in our charter and bylaws that require super-majority voting and regulate the opportunity to nominate directors and to bring proposals to a vote by the stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 47 properties as of December 31, 2016 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,259	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,247	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
New Jersey
100 American Road, Morris Plains, NJ	Industrial	128,564	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	97,715	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,000	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,115	21.1
4 Corporate Place, Piscataway, NJ	Industrial	137,203	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place South, Piscataway, NJ	Office	49,355	7.4
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,000	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	108,320	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,574	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Office	66,000	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
8 Farm Springs Road, Farmington, CT	Office	107,654	10.5
110 Old County Circle, Windsor Locks, CT	Industrial	226,661	13.6
229 Old County Road, Windsor Locks, CT	Land	—	9.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1
Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
Total		5,551,385	348.8

(1)	The square footage reflects the total leased area of land or land and building.

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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2016:

Year of Lease Expiration (1)	Number of Expiring Leases (2)	Square Foot of Expiring Leases	2017 Contractual Rental Income Under Expiring Leases	Percent of 2017 Contractual Rental Income Represented by Expiring Leases
2017	5	260,879	$2,056,119	5%
2018	6	500,108	3,299,081	8%
2019	8	804,294	5,123,238	12%
2020	5	211,095	2,357,387	6%
2021	9	573,681	4,326,217	10%
2022	4	464,630	1,009,963	3%
2023	6	793,194	5,672,666	13%
2024	3	72,275	930,206	2%
2025	5	768,026	2,691,393	6%
2026	3	99,876	918,032	2%
2027 and after	8	748,409	14,217,577	33%
	62	5,296,467	$42,601,879	100%

(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	The Number of Expiring Leases does not include one Month-to-Month tenant.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2016:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2017 Contractual Rental Income	Percent of 2017 Contractual Rental Income
NYC, NY	Industrial	10	8	$16,231,874	38%
Westchester, NY	Industrial/Retail	19	10	7,256,738	17%
Connecticut	Industrial/Office	17	16	8,870,607	21%
New Jersey	Industrial/Office	16	12	9,199,380	22%
Delaware	Industrial	1	1	1,043,280	2%
Total		63	47	$42,601,879	100%

Financing, Re-Renting and Disposition of Our Properties

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

Real Property Used By Us in Our Businesses

The real property used by us as of December 31, 2016, for the day to day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$ 24,137 / 12/31/2020	Executive Offices

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

Outstanding Common Stock and Holders

As of March 23, 2017, we had 13,618,884 shares issued and outstanding, held by approximately 482 stockholders of record.

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On January 31, 2017, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2017 to common stockholders of record as of the close of business on March 31, 2017, payable on or about April 12, 2017. On March 23, 2017, our Board of Directors declared a supplemental cash dividend of $0.11 per share of common stock, payable with respect to the year ended December 31, 2016, to stockholders of record as of the close of business on April 4, 2017, payable on or about April 14, 2017. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2016 and 2015:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2016	Regular	11/8/2016	1/13/2017	0.09

09/30/2016	Regular	8/9/2016	10/11/2016	0.09

06/30/2016	Regular	6/9/2016	7/15/2016	0.09

4/10/2016	Regular	3/24/2016	04/15/2016	0.09

12/31/2015	Supplemental	11/10/2015	1/22/2016	0.09

12/31/2015	Regular	11/10/2015	1/15/2016	0.09

09/30/2015	Regular	8/11/2015	10/15/2015	0.09

06/30/2015	Regular	6/18/2015	7/15/2015	0.09

03/31/2015	Regular	3/26/2015	04/15/2015	0.09

03/31/2015	Supplemental	3/26/2015	4/15/2015	0.09

We have determined for income tax purposes that the 2016 regular dividends were considered ordinary dividends. The total distributions paid in 2016 were the result of cash flow from operations.

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

The following information is provided as of December 31, 2016, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	465,000	$10.82	874,620	125,380
Equity compensation plans not approved by security holders	—	—	—	—
Total	465,000	$10.82	874,620	125,380

(1)	This equity compensation is under the 2007 Stock Incentive Award Plan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On February 8, 2016, the Company purchased 227,043 shares of GTJ REIT, Inc. for approximately $1.2 million in connection with a settlement agreement with certain parties involving litigation. These shares, along with 35,974 shares of GTJ REIT, Inc. stock acquired by the Company at various times, were subsequently retired.

On November 8, 2016, the Board of Directors (the “Board”) of GTJ REIT, Inc. (the “Company”) approved a share redemption program (the “Program”) authorizing redemption of the Company’s shares of common stock (the “Shares”), subject to certain conditions and limitations. The following is a summary of terms and provisions of the Program:

•

the Company will redeem the Shares on a semi-annual basis (each redemption period ending on May 31st and November 30th of each year), at a specified price per share (which price will be equal to 90% of its net asset value per share for the most recently completed calendar year, subject to adjustment) up to a yearly maximum of $1.0 million in Shares, subject to sufficient funds being available.

•

the Program will be open to all stockholders, indefinitely with no specific end date (although the Board may choose to amend, suspend or terminate the Program at any time by providing 30 days’ advance notice to stockholders).

•

stockholders can tender their Shares for redemption at any time during the period in which the Program is open; stockholders can also withdraw tendered Shares at any time prior to 10 days before the end of the applicable semi-annual period.

•

if the annual volume limitation is reached in any given semi-annual period or the Company determines to redeem fewer Shares than have been submitted for redemption in any particular semi-annual period due to the insufficiency of funds, the Company will redeem Shares on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program.

•	the redemption price for the Shares will be paid in cash no later than 3 business days following the last calendar day of the applicable semi-annual period.
•

the Program will be terminated if the Shares are listed on a national securities exchange or included for quotation in a national securities market, or in the event a secondary market for the Shares develops or if the Company merges with a listed company.

•	the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, will act as the redemption agent in connection with the Program.

The first semi-annual period under the Program will be open commencing on June 1, 2017.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2016, we owned 47 properties, which are predominately industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing their financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of our consolidated financial statements. These businesses have all been disposed as of December 31, 2016.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.21% due to the redemption of certain shares of GTJ REIT, Inc. stock.  As a result of the transaction, as well as the six properties acquired in 2014, seven properties in 2015, and two properties in 2016, we currently beneficially own a 65.79% interest in the 47 property portfolio, consisting of approximately 5.6 million square feet of industrial, warehouse, office, retail and other properties on 349 acres of land in New York, New Jersey, Connecticut and Delaware.

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

Revenue Recognition:

We recognize our rental revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. In those instances, in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases is amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period.

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long-lived assets at December 31, 2016.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2016 as compared with Year Ended December 31, 2015

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$41,965	$40,181	$1,784	4%
Tenant reimbursements	7,732	7,547	185	2%
Total revenues	49,697	47,728	1,969	4%
Expenses:
General and administrative expenses	7,232	6,416	816	13%
Acquisition costs	561	619	(58)	-9%
Property operating expenses	9,335	9,407	(72)	-1%
Depreciation and amortization	12,581	12,317	264	2%
Total operating expenses	29,709	28,759	950	3%
Operating income	19,988	18,969	1,019	5%
Other income (expense):
Interest expense	(15,334)	(13,983)	1,351	10%
Loss on extinguishment of debt	—	(14,876)	(14,876)	100%
Other	(514)	(95)	419	441%
Income (loss) from operations	4,140	(9,985)	14,125	141%
Net income (loss) attributable to noncontrolling interest	1,506	(3,422)	4,928	144%
Net income (loss) attributable to common stockholders	$2,634	$(6,563)	$9,197	140%

nm—not meaningful

Property Rental Revenues

Property rental revenue increased $1.8 million, or 4%, to $42.0 million for the year ended December 31, 2016 from $40.2 million for the year ended December 31, 2015. This increase is primarily attributable to the acquisition of two income producing properties during 2016, and the full year ownership in 2016 of seven income producing properties acquired in 2015.

Tenant Reimbursements

Tenant reimbursements increased $0.2 million, or 2%, to $7.7 million for the year ended December 31, 2016 from $7.5 million for the year ended December 31, 2015. This increase is primarily attributable to the full year ownership in 2016 of seven income producing properties acquired in 2015.

Operating Expenses

Operating expenses increased $0.9 million, or 3%, to $29.7 million for the year ended December 31, 2016 from $28.8 million for the year ended December 31, 2015. The increase is due to an increase in general and administrative expenses and depreciation and amortization.

Interest Expense

Interest expense increased $1.3 million, or 10%, to $15.3 million for the year ended December 31, 2016 from $14.0 million for the year ended December 31, 2015. The increase is primarily due to the debt service associated with seven property acquisitions during the first quarter of 2015, the AIG Loan financing, and the financing of two acquisitions in 2016 from the Company’s secured revolving credit facility with Key Bank.

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

On December 2, 2015, the Company entered into a credit agreement with Key Bank for a $50.0 million secured revolving credit facility with an initial term of two years, with a one-year extension option. Our available liquidity at December 31, 2016 was approximately $38.1 million, consisting of cash and cash equivalents of $15.9 and $22.2 million from our Key Bank secured revolving credit facility. As of December 31, 2016, the Company had $27.8 million of outstanding borrowings on its secured revolving credit facility.

We expect to meet substantially all of our operating cash requirements (including dividend payments required to maintain our REIT status and an estimated $3.9 million of 2017 principal mortgage debt amortization) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. Additionally, in the normal course of our business, we may sell properties when we determine that it is in our best interests, which also generates additional liquidity.

Net Cash Flows

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Operating Activities

Net cash provided by operating activities was $17.0 million for 2016 compared to $17.4 million for 2015. For the 2016 period, cash provided by operating activities included (i) net income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited liability partnership of $18.0 million, (ii) an increase in other liabilities of $0.5 million, and (iii) an increase to accounts payable and accrued expenses of $0.3 million partially offset by (iv) an increase in other assets of $1.3 million and (v) an increase in rental income in excess of amounts billed of $0.6 million. 2015 cash flow from operations of $17.4 million included (i) net income before depreciation, amortization, and stock compensation $3.1 million, (ii) the loss from extinguishment of debt of $14.9 million, (iii) a decrease in other assets of $0.8 million, and (iv) an increase to accounts payable and accrued expenses of $0.8 million, partially offset by (v) an increase in rental income in excess of amounts billed of $1.4 million and (vi) a decrease in other liabilities of $0.8 million.

Investing Activities

Net cash used in investing activities was $32.1 million for the year ended December 31, 2016 compared to $81.9 million for the year ended December 31, 2015. For the 2016 period, cash used in investing activities resulted from (i) the acquisition of two properties totaling $27.0 million, and (ii) property improvements of $6.5 million, offset by (iii) the release of a $1.0 million certificate of deposit in connection with the completion of certain site improvements at 20 East Halsey Road in Parsippany, New Jersey, (iv) the net release of leasing and capital reserves in connection with the AIG Loan of $0.2 million, and (v) the application of contract deposit of $0.2 million for a property acquired in 2016.  For the 2015 period, cash used in investing activities resulted from (i) the acquisition of seven properties totaling $76.2 million, (ii) property improvements of $3.3 million, (iii) the net funding of leasing and capital reserves in connection with the AIG Loan of $1.2 million, (iv) the posting of a 1.0 million letter of credit in connection with a performance guarantee to complete certain site improvements at 20 East Halsey Road in Parsippany, New Jersey, and (v) a contract deposit of $0.2 million for a property acquisition that closed in 2016.

Financing Activities

Net cash provided by financing activities was $16.0 million for the year ended December 31, 2016 compared to $71.1 million for the year ended December 31, 2015. For the 2016 period, net cash provided by financing activities included (i) proceeds from the Company’s revolving credit facility with Key Bank of $27.8 million, partially offset by (ii) the payment of the Company’s quarterly and 2015 supplemental dividends totaling $6.2 million, (iii) distributions to non-controlling interests of $3.4 million, (iv) the repurchase of shares of GTJ REIT, Inc. stock of $1.2 million and (v) the payment of mortgage principal of $0.9 million.  For the 2015 period, net cash provided by financing activities included, (i) $272.2 million in proceeds from mortgage notes payable, (ii) proceeds of $12.1 million from our then revolving credit facility with Capital One, N.A., and (iii) the return of a good faith deposit of $3.3 million in connection with the closing of our AIG Loan in February 2015, partially offset by (iv) the repayment of our outstanding principal balance and fees associated with the early extinguishment of debt of $143.4 million, (v) the repayment of our revolving credit facility of $55.9 million, (vi) loan costs of $6.9 million in connection with the AIG and Allstate Loans, and the Key Bank revolving line of credit facility, (vii) payments of the Company’s 2015 regular and 2014 supplemental dividends of $6.1 million, (viii) distributions to non-controlling interests of $3.2 million and (ix) the payment of mortgage principal of $1.0 million.

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

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA attributable to our stockholders is as follows (in thousands):

	2016	2015
Net income (loss) attributable to common stockholders	$2,634	$(6,563)
Real estate depreciation	6,147	5,332
Amortization of intangible assets and deferred costs	2,662	3,016
Interest expense	9,505	8,870
EBITDA	20,948	10,655
Loss on extinguishment of debt	—	9,851
Acquisition costs	369	410
Adjusted EBITDA	$21,317	$20,916

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as the loss on extinguishment of debt and acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight lined rent, amortization of lease intangibles, mark to market debt adjustments, financing costs and our unrealized loss from an investment in a limited partnership which are not indicative of the results of our operating portfolio.

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

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for the years ended December 31, 2016 and 2015 (All amounts are net of noncontrolling interest).

Reconciliation of Net Income (Loss) to FFO and AFFO attributable to our stockholders (in thousands, except share data):

	2016	2015
Net income (loss) attributable to common stockholders	$2,634	$(6,563)
Add (deduct) NAREIT defined adjustments:
real estate depreciation	5,816	5,255
amortization of intangibles and deferred costs	2,067	2,603
Funds From Operations (“FFO”), as defined by NAREIT:	10,517	1,295
Adjustments to arrive at Core FFO
loss on extinguishment of debt	—	9,851
acquisition related costs	369	410
Core FFO, as defined by GTJ REIT, Inc.	10,886	11,556
Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents and amortization of lease intangibles	(409)	(895)
amortization of mark to market debt adjustments and financing costs	595	413
unrealized loss on limited partnership investment	263	12
AFFO	$11,335	$11,086

Acquisitions, Dispositions, and Investments

Rocky Hill, CT

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

Piscataway, NJ

On March 13, 2015, the Company acquired six industrial properties totaling approximately 700,000 square feet located in Piscataway, NJ for an aggregate net purchase price including closing costs of $64.6 million. The purchase price was funded by a combination of net proceeds from the Company’s AIG Loan financing of $25.5 million and a $39.1 million mortgage loan with Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The loan is for a 10-year term with interest only payments for the first three years at a rate of 4.0% per annum.  Following this period until the loan matures in April 2025, payments will be based on a 30-year amortization schedule.

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

Environmental Matters

As of December 31, 2016, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  Each of the six sites remain in compliance with existing local, state and federal obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

GTJ REIT, Inc. and Subsidiaries

West Hempstead, New York

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTJ REIT, Inc. and Subsidiaries at December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

March 23, 2017

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(amounts in thousands, except share data)

	2016	2015
ASSETS
Real estate, at cost:
Land	$193,855	$187,943
Buildings and improvements	280,718	254,822
Total real estate, at cost	474,573	442,765
Less: accumulated depreciation and amortization	(45,252)	(36,412)
Net real estate held for investment	429,321	406,353
Cash and cash equivalents	15,932	15,005
Rental income in excess of amount billed	15,793	15,172
Acquired lease intangible assets, net	14,389	16,036
Other assets	12,492	13,143
Total assets	$487,927	$465,709
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$335,694	$335,865
Revolving credit facility	27,775	—
Accounts payable and accrued expenses	2,833	2,513
Dividends payable	1,226	2,488
Acquired lease intangible liabilities, net	6,740	6,833
Other liabilities	6,168	6,179
Total liabilities	380,436	353,878
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,618,884 and 13,820,434 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	162,356	139,385
Distributions in excess of net income	(98,420)	(96,081)
Total stockholders’ equity	63,937	43,305
Noncontrolling interest	43,554	68,526
Total equity	107,491	111,831
Total liabilities and equity	$487,927	$465,709

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

(amounts in thousands, except share and per share data)

	2016	2015
Revenues:
Rental income	$41,965	$40,181
Tenant reimbursements	7,732	7,547
Total revenues	49,697	47,728
Expenses:
General and administrative	7,232	6,416
Acquisition costs	561	619
Property operating expenses	9,335	9,407
Depreciation and amortization	12,581	12,317
Total expenses	29,709	28,759
Operating income	19,988	18,969
Interest expense	(15,334)	(13,983)
Loss on extinguishment of debt	—	(14,876)
Other	(514)	(95)
Income (loss) from operations	4,140	(9,985)
Net income (loss) attributable to noncontrolling interest	1,506	(3,422)
Net income (loss) attributable to common stockholders	$2,634	$(6,563)
Income (loss) per common share attributable to common stockholders-basic and diluted:
Income (loss) attributable to common stockholders	$0.19	$(0.48)
Weighted average common shares outstanding-basic	13,858,540	13,772,429
Weighted average common shares outstanding-diluted	13,889,739	13,772,429

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2016 and 2015

(amounts in thousands, except share data)

						Accumulated
		Common Stock		Additional-	Distributions	Other	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Income	Equity	Interests	Equity
Balance at December 31, 2014	—	13,729,228	$1	$138,857	$(82,069)	—	$56,789	$75,876	$132,665
Distributions – common stock	—	—	—	—	(7,449)	—	(7,449)	—	(7,449)
Stock-based compensation	—	—	—	528	—	—	528	—	528
Issuance of restricted shares	—	91,206	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,928)	(3,928)
Net (loss)	—	—	—	—	(6,563)	—	(6,563)	(3,422)	(9,985)
Balance at December 31, 2015	—	13,820,434	1	139,385	(96,081)	—	43,305	68,526	$111,831
Distributions – common stock	—	—	—	—	(4,973)	—	(4,973)	—	(4,973)
Repurchases – common stock	—	—	—	(1,248)	—	—	(1,248)	—	(1,248)
Stock-based compensation	—	—	—	539	—	—	539	—	539
Issuance of restricted shares	—	61,467	—	—	—	—	—	—	—
Retirement of Shares	—	(263,017)	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,798)	(2,798)
Net income	—	—	—	—	2,634	—	2,634	1,506	4,140
Reallocation of equity	—	—	—	23,680	—	—	23,680	(23,680)	—
Balance at December 31, 2016	—	13,618,884	$1	$162,356	$(98,420)	$—	$63,937	$43,554	$107,491

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

(amounts in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	$4,140	$(9,985)
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities
Depreciation	8,909	8,001
Amortization of intangible assets and deferred charges	4,046	4,554
Stock-based compensation	539	528
Loss on extinguishment of debt	—	14,876
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(621)	(1,351)
Other assets	(1,305)	828
Accounts payable and accrued expenses	320	749
Other liabilities	543	(805)
Loss from equity investment in limited partnership	399	—
Net cash provided by operating activities	16,970	17,395
Cash flow from investing activities:
Cash paid for property acquisitions	(27,038)	(76,170)
Cash paid for property improvements	(6,514)	(3,305)
Contract deposits	238	(238)
Restricted cash	1,224	(2,186)
Net cash used in investing activities	(32,090)	(81,899)
Cash flow from financing activities:
Proceeds from mortgage notes payable	—	272,200
Financing costs on debt	—	(6,876)
Return of good faith deposit for mortgage note payable	—	3,297
Repayment due to extinguishment of mortgage note payable	—	(143,363)
Payment of mortgage principal	(893)	(1,079)
Repayment of bridge loan / revolving credit facility	—	(55,941)
Proceeds from revolving credit facility	27,775	12,100
Cash distributions to noncontrolling interests	(3,352)	(3,207)
Cash dividends paid	(6,235)	(6,059)
Repurchases of common stock	(1,248)	—
Net cash provided by financing activities	16,047	71,072
Net increase in cash and cash equivalents	927	6,568
Cash and cash equivalents at the beginning of period	15,005	8,437
Cash and cash equivalents at the end of period	$15,932	$15,005
Supplemental cash flow information:
Cash paid for interest	$14,431	$12,944
Cash paid for income taxes	$43	$86
Supplemental disclosures of non-cash investing activities
Reconciliation of cash paid for acquisition:
Acquisition of real estate	$27,038	$76,170
Assumption of mortgage notes payable	—	—
Net cash paid for acquisition	$27,038	$76,170

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 23, 2006, under Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in the New York, New Jersey, Connecticut and Delaware.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.21% due to the redemption of certain shares of GTJ REIT, Inc. stock.  The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition, the six properties acquired in 2014, the seven properties acquired in 2015, and the two properties acquired in 2016, the Company currently beneficially owns a 65.79% interest in a total of 47 properties consisting of approximately 5.6 million square feet of industrial, office and other properties on 349 acres of land in New York, New Jersey, Connecticut and Delaware. At December 31, 2016, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.1 million shares of Series B preferred stock.

Prior to 2013, the Company had operated a group of outdoor maintenance, shelter cleaning, and electrical contracting businesses, as well as a parking garage facility. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013. The operations of these entities are reported in the consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company, its wholly owned subsidiaries, and the Operating Partnership, as the Company makes all operating and financial decisions for (i.e., exercises control over) the Operating Partnership. All material intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation. The ownership interests of the other investors in the Operating Partnership are recorded as noncontrolling interests.

During the twelve months ended December 31, 2016, the Company determined that certain transactions involving the issuance of limited partnership interests of the Operating Partnership, should have resulted in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of the OP NCI attributable to limited partnership interests at the time of the issuance (the “Reallocation”). During the twelve months ended December 31, 2016, the Company increased its APIC with an offsetting reduction to OP NCI of approximately $23.7 million. The Company concluded that the Reallocation adjustment is not meaningful to the Company’s financial position for any of the prior years, and as such this cumulative change was recorded in the Consolidated Balance Sheets and Statement of Stockholders’ Equity in 2016. The Reallocation has no impact on the previously reported Statement of Operations, Stockholders’ Equity or Cash Flows.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase in rental revenue of approximately $0.5 million and $0.4 million for the years ended December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, approximately $1.9 million and $12.5 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2015, approximately $2.4 million and $13.6 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2016, and 2015, approximately $6.7 million and 6.8 million, respectively, (net of accumulated amortization) relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2016, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2017	$457	$2,196
2018	479	2,031
2019	565	1,658
2020	665	1,329
2021	514	1,102
Thereafter	2,147	4,159
	$4,827	$12,475

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at December 31, 2016.

Reportable Segments:

As of December 31, 2016, the Company primarily operated in one reportable segment, commercial real estate.

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

Earnings Per Share Information:

The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings (loss) per share. Stock option awards were excluded from the computation of diluted loss per share in 2015 because the option awards would have been antidilutive.  Stock option awards were included in the computation of earnings per share in 2016 because the option awards were dilutive.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. At December 31, 2016 and 2015, the Company had restricted cash of $2.6 million and $3.8 million, respectively, which is included in other assets on the consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December, 2016 and 2015, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2016, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

2016 contractual rent of $9.4 million, derived from five leases with the City of New York, represented 23% of the Company’s total contractual rental income.

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

New Accounting Pronouncements:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01. ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements as the new standard would reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash.” ASU 2016-08 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted.  The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for annual periods beginning after December 31, 2017 and interim periods within those annual periods.  Early adoption is permitted.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to receive for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 does not apply to the Company’s lease revenues but will apply to reimbursed tenant costs.  Additionally, this guidance modifies disclosures regarding the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017.  Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2018.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at beginning of year	$442,765	$368,248
Change in 2014 acquisitions initial allocation	—	24
Property acquisitions	25,294	71,210
Improvements	6,514	3,283
Balance at end of year	$474,573	$442,765

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balance at beginning of year	$36,412	$28,317
Depreciation for year	8,840	8,095
Balance at end of year	$45,252	$36,412

East New York, Brooklyn, New York:

On May 10, 2016, the Company acquired a 57,786 square foot warehouse/garage building in East New York, Brooklyn, New York for $10.0 million.  The property is currently leased to the City of New York (DCAS) for the benefit of the Department of Sanitation for a term that expires December 31, 2025. The purchase was financed from the Company’s secured revolving credit facility with Key Bank.

Newark, Delaware:

On June 1, 2016, the Company acquired a 208,656 square foot warehouse distribution facility in Newark, Delaware for $17.0 million.  The property is currently leased to Valassis Communications, Inc. for a term that expires April 30, 2025. The purchase was financed from the Company’s secured revolving credit facility with Key Bank.

Purchase Price Allocations:

The purchase prices of the above acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition.

The following table summarizes the Company’s allocations of the purchase prices of assets acquired and liabilities assumed during 2016 and 2015 (in thousands):

	2016	2015
Land	$5,792	$18,293
Building and Improvements	19,502	52,917
Acquired lease intangibles assets, net	674	4,487
Other assets and costs	1,070	473
Total Consideration	$27,038	$76,170

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2016	December 31, 2015	Maturity
Athene Annuity & Life Company	3.00%	15,000	15,000	3/1/2018
Genworth Life Insurance Company	3.20%	27,424	28,248	4/30/2018
People’s United Bank	5.23%	2,323	2,392	10/1/2020
Hartford Accident & Indemnity Company	6.07%	9,000	9,000	3/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
	Subtotal	341,447	342,340
	Unamortized loan Costs	(5,771)	(6,600)
	Unamortized premiums	18	125
	Total	$335,694	$335,865

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

The Notes are secured by, among other things, property owned by the Genworth Borrower. The proceeds from the loans were used to satisfy in full obligations to John Hancock Life Insurance Company under a prior mortgage agreement.

The Genworth Borrower and the Operating Partnership agreed to indemnify the Genworth Lender against certain claims and guaranty certain obligations of the Genworth Borrower pursuant to certain Environmental Indemnity Agreements. Certain obligations under the loan agreements are also guaranteed by the Operating Partnership. In connection with the loan agreements, the Genworth Borrower is required to comply with certain covenants. As of December 31, 2016, the Genworth Borrower was in compliance with all covenants.

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

Hartford Accident & Indemnity Loan:

In connection with the April 2014 acquisition of a property in Windsor Locks, CT, a wholly owned subsidiary of the Operating Partnership assumed a $9.0 million mortgage that bears interest at 6.07%.  The payments are interest only.  A principal payment of $3.0 million was made in February 2017 and the interest rate was reduced to 5.20%.  The balance of the loan matures in March 2020.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2017	$3,924
2018	42,108
2019	789
2020	8,825
2021	852
Thereafter	284,949
Total	$341,447

5. SECURED REVOLVING CREDIT FACILITY:

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

The contemplated uses of proceeds under the Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. As of December 31, 2016, there were $27.8 million of outstanding borrowings under the secured revolving credit facility, which are considered LIBOR Rate loans.

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

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2016, and 2015, the Company had a total of 13,618,884 and 13,820,434 shares issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2016 and 2015:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 26, 2015	March 31, 2015	April 15, 2015	0.09	(1)
March 26, 2015	March 31, 2015	April 15, 2015	0.09
June 18, 2015	June 30, 2015	July 15, 2015	0.09
August 11, 2015	September 30, 2015	October 15, 2015	0.09
November 10, 2015	December 31, 2015	January 15, 2016	0.09
November 10, 2015	December 31, 2015	January 22, 2016	0.09	(2)
March 24, 2016	April 10, 2016	April 15, 2016	0.09
June 09, 2016	June 30, 2016	July 15, 2016	0.09
August 09, 2016	September 30, 2016	October 11, 2016	0.09
November 08, 2016	December 31, 2016	January 13, 2017	0.09

(1)	Represents a supplemental 2014 dividend.
(2)	Represents a supplemental 2015 dividend.

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

Stock Based Compensation:

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “Plan”). The Plan covers directors, officers, key employees and consultants of the Company. The purposes of the Plan are to further the growth, development, and financial success of the Company and to obtain and retain the services of the individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of December 31, 2016, the Company had 125,380 shares available for future issuance of awards under the Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. On November 8, 2016, 200,000 options were granted to key officers of the company and had a three-year vesting period. No options were exercised during 2016 or 2015. All options expire ten years from the date of grant. For the years ended December 31, 2016 and 2015, there was no stock compensation expense relating to these stock option grants.

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

On March 24, 2016, the Company issued 47,043 restricted shares of common stock with a value of approximately $489,250 (based upon an estimated value of $10.40) were granted to certain executives of the Company.  One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 9, 2016, the Company issued an aggregate of 14,424 restricted shares of common stock with a value of approximately $150,000 (based upon an estimated value of $10.40 per share) under the Plan to non-managing members of the Board of Directors. The shares vested immediately upon issuance.

Management has determined the value of a share of common stock to be $11.60 based on a valuation completed March 07, 2017, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2016 and 2015, the Company’s total stock compensation expense was approximately $539,000 and $528,000, respectively. As of December 31, 2016, there was approximately $446,000 of unamortized stock compensation related to restricted stock.  The cost is expected to be recognized over a weighted average period of 1.8 years.

At December 31, 2016, 465,000 stock options were outstanding, all of which were exercisable, and 384,860 shares of restricted stock were outstanding, 340,002 of which were vested. The 44,858 of non-vested shares have a weighted average fair value of $9.93 per share. The shares expected to vest in 2017 and 2018 are 22,622 and 13,012, respectively.

7. EARNINGS (LOSS) PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents then outstanding. There were 31,199 common share equivalents in 2016 presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2016 and 2015 (in thousands, except share and per share data):

	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$2,634	$(6,563)
Denominator:
Weighted average common shares outstanding – basic	13,858,540	13,772,429
Weighted average common shares outstanding – diluted	13,889,739	13,772,429
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.19	$(0.48)

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer, and Louis Sheinker, the President, Secretary and Chief Operating Officer, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner.  The lease agreement expires in  2020 and has a current annual base rent of approximately $290,000 with aggregate lease payments totaling $1.8 million.

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

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures; Paul Cooper and Louis Sheinker. The investment is included in other assets on the consolidated balance sheets. As of December 31, 2016, the loss of approximately $399,000 is included in other on the consolidated statement of operations.

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty-year term. As of December 31, 2016 and 2015, the present value of this obligation was approximately $1.2 million and $1.3 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets.

Environmental Matters:

As of December 31, 2016, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  Each of the six sites remain in compliance with existing local, state and federal obligations.

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

	December 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,932	$15,932	$15,005	$15,005
Accounts receivable	145	145	772	772
Financial liabilities:
Accounts payable and accrued expenses	$2,833	$2,833	$2,513	$2,513
Revolving credit facility	27,775	27,775	—	—
Mortgage notes payable	341,447	334,756	342,340	338,432
Pension withdrawal liability	1,196	1,178	1,258	1,243

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2016 and 2015 were approximately $42,000 and $32,000, respectively.

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

Reconciliation between GAAP Income (Loss) From Continuing Operations and Federal Taxable Income (Loss):

The following table reconciles GAAP income (loss) from continuing operations to taxable income (loss) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Income (loss) from operations	$4,140	$(9,985)
Less: GAAP net income of taxable subsidiaries	(220)	(277)
GAAP net income (loss) from REIT operations	3,920	(10,262)
Operating expense book deductions greater (less) than tax	324	(6)
Book depreciation in excess of tax depreciation	5,287	4,818
GAAP amortization of intangibles in excess of tax amortization	2,121	2,977
Straightline rent adjustments	(621)	(1,351)
Acquisition costs capitalized for tax	561	619
(Income) loss allocable to noncontrolling interest	(5,181)	122
Estimated taxable income (loss) subject to the dividend requirement	$6,411	$(3,083)

We have determined for income tax purposes that the 2016 regular dividends were considered ordinary dividends.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2016 and 2015. The TRS entities have approximately $20.0 million of net operating loss carry-forwards and $9.0 million of capital loss carryforwards at December 31, 2016. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be likely.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2016, under operating leases for the next five years and thereafter are as follows (in thousands):

2017	$42,602
2018	40,466
2019	35,826
2020	33,100
2021	31,220
Thereafter	119,282
Total	$302,496

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2016 and 2015 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2016
Revenues	$12,166	$12,236	$12,691	$12,604
Net income attributable to common stockholders	144	853	1,051	586
Per common share (basic and diluted)(a)	0.01	0.06	0.08	0.04
2015
Revenues	11,357	12,000	12,316	12,055
Net (loss) income attributable to common stockholders	(9,945)	900	1,413	1,069
Per common share (basic and diluted)(a)	$(.72)	$0.07	$.10	$0.08

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

15. SUBSEQUENT EVENTS:

None.

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

We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 23, 2017:

Name	Age	Position
Paul Cooper	56	Chairman of the Board, CEO and Class II Director
Louis Sheinker	55	President, Chief Operating Officer, Secretary and Class II Director
Ben Zimmerman	50	Chief Financial Officer and Treasurer
Douglas Cooper	70	Class I Director
Joseph Barone	82	Class I Director
John Leahy	74	Class III Director
Stanley Perla	73	Class II Director
Donald Schaeffer	66	Class III Director
Harvey Schneider	83	Class I Director

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

Douglas Cooper has been a director since June 2006. Mr. Cooper has been practicing law for over 40 years and is now of counsel to the firm of Ruskin Moscou Faltischek, P.C. Mr. Cooper brings his legal expertise to his long service to the Board. Mr. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a Master’s degree in Corporate Law from NYU Law School. Douglas Cooper is the cousin of Paul Cooper. Mr. Cooper resigned as the Company’s Treasurer and Secretary effective as of January 15, 2015.

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

Stanley Perla has been a director of the Company since January, 2013. Mr. Perla was a partner with Ernst & Young LLP, a public accounting firm, from September 1978 to June 2003, and Managing Partner of Cornerstone Accounting Group LLP, from June 2008 to May 2011. He served as Ernst & Young’s National Director of Real Estate Accounting, as well as on Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. He is currently chair and/or a member of the Madison Harbor Balanced Strategies, American Finance Trust, and the American Realty Capital Hospitality Trust audit committees. He has also served as a director and/or member of the audit committees of American Realty Capital Daily Net Asset Value Fund, American Capital Global Trust II, American Real Estate Income Fund American Mortgage Acceptance Company and Lexington Realty Trust, and Vice President/Director of Internal Audit for Vornado Realty Trust (July 2003 to May 2008). Mr. Perla brings his accounting experience within our industry as well as his real estate and financial industry experience to the Board. He graduated from Baruch College, where he obtained his BBA in accounting in 1965, and his MBA in taxation in 1970. He is a licensed Certified Public Accountant in the State of New Jersey and New York. Mr. Perla is deemed an independent director.

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

Directors are reelected at the Annual Meetings of stockholders. We have a staggered Board of Directors. Class II directors have a term expiring at the Annual Meeting in 2017 and until their successors are elected and qualified. Class III directors have a term expiring at the Annual Meeting in 2018 and until their successors are elected and qualified. Class I directors have a term expiring at the Annual Meeting in 2019 and until their successors are elected and qualified. Directors reelected at such time shall be reelected to three year terms. Officers are appointed by the Board and serve at the pleasure of the Board.

Our Board held seven meetings during 2016.  Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.  We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2016 Annual Meeting of stockholders, all members of the Board attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board and each committee.

The membership and responsibilities of these current committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our Bylaws, each committee’s Charter, where applicable, specific directions of the Board, and certain mandated regulatory requirements. A copy of the Charters of the Audit and Compensation Committees, as well as the Code of Business Conduct and Ethics are available to any person without charge upon written request to our corporate address to the attention of the Secretary.

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

During the year ended December 31, 2016, the Audit Committee held four meetings.

Compensation Committee

We have a Compensation Committee comprised of Messrs. Barone, Leahy, Schneider, and Schaeffer.  All members of the committee are deemed independent directors. Mr. Barone is designated as Chairman. The Compensation Committee establishes compensation policies and programs for our directors and executive officers. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants.  None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Pursuant to its Charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the company. The Chair of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultants. The compensation consultant must directly report to the Compensation Committee.  In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, Gressle & McGinley was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. As part of its ongoing services to the Compensation Committee, the compensation consultant will support the Compensation Committee in executing its duties and responsibilities with respect to the Company’s compensation programs by providing information regarding market trends and competitive compensation programs and strategies, including, among other things, preparing market data for executive positions, assessing management recommendations for changes in the compensation structure, working with management to ensure that the Company’s executive compensation programs are designed and administered consistent with the Committee’s requirements, and providing ad hoc support to the Committee, including discussing executive compensation and related corporate governance trends. The Company’s Board, executive management and personnel use the data provided by the consultant to prepare documents for use by the Compensation Committee in preparing their recommendations to the full Board.

During the year ended December 31, 2016, the Compensation Committee held ten meetings.

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

Director Independence

Our Board of Directors currently consists of eight members. Five of the members are deemed independent. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ Stock Market. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Except as otherwise disclosed in this Annual Report, none of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2016 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2016	$650,000	$450,000	$228,998	$98,800	(1)(2)(3)	$1,427,798
	2015	$550,000	$450,000	$199,997	$67,114	(1)(2)(3)	$1,267,111
Louis Sheinker, President, Chief Operating Officer and Secretary	2016	$600,000	$450,000	$228,998	$104,431	(1)(2)(3)	$1,383,429
	2015	$500,000	$450,000	$199,997	$71,614	(1)(2)(3)	$1,221,611
Ben Zimmerman, Chief Financial Officer and Treasurer	2016	$225,000	$93,750	$31,252	$6,858	(1)(2)	$356,860
	2015	$225,000	$78,750	$—	$3,483	(1)(2)	$307,233

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums.
(3)	Includes auto allowance, health care reimbursement and medical insurance premiums.
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

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year End:

All options granted to our named executive officers in 2008 and 2016 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined by our Board of Directors on the date of the grant. All of the stock options granted to our named executive officers in 2008 and 2016 were granted under our 2007 Plan. 200,000 options were granted to the named executive officers in 2016.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2016:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)(1)
Paul Cooper, Chairman and Chief Executive Officer	3/24/2016	22,019	$228,998
Louis Sheinker, Chief Operating Officer, President and Secretary	3/24/2016	22,019	$228,998
Ben Zimmerman, Chief Financial Officer and Treasurer	3/24/2016	3,005	$31,252

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2016:

Name	Grant Year	Number of Shares of Unit of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2016	12,065	125,472	—	—
	2015	5,904	54,906	—	—
	2014	3,637	24,734	—	—
Louis Sheinker	2016	12,065	125,472	—	—
	2015	5,904	54,906	—	—
	2014	3,637	24,734	—	—
Ben Zimmerman	2016	1,646	17,123	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers outstanding as of December 31, 2016:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price(1)	Option Expiration Date(2)
Paul Cooper, Chairman and Chief Executive Officer	50,000	—	—	$11.14	June 2017
	100,000	—	—	$10.40	November 2026
Louis Sheinker, Chief Operating Officer, President and Secretary	100,000	—	—	$10.40	November 2026

(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.

Option Exercises and Stock Vested:

No options were exercised by our named executive officers in 2016.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in controls at December 31, 2016.

Paul Cooper Employment Agreement

On November 8, 2016, the Board of Directors of the Company (the “Board”), following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement by and between the Company and Paul Cooper, the Company’s Chief Executive Officer, which agreement was executed by the parties on the same date (the “CEO Employment Agreement”). The CEO Employment Agreement provides for an initial term of five years, from January 1, 2016 through and including December 31, 2020, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Cooper at the rate of $650,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $450,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $200,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on each of the first ten anniversaries of the date of grant while Mr. Cooper is employed by the Company. Upon execution of the CEO Employment Agreement, the Company agreed to grant Mr. Cooper a stock option under the Company’s 2007 Incentive Stock Option Plan or a successor plan (the “Equity Plan”), to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and will vest in its entirety on the 3rd anniversary of the grant date. Mr. Cooper will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular Adjusted Funds From Operations target is sustainable) which award value will be equal to $2 million for each Adjusted Funds From Operations value of $1.50, $2.00, $2.50, $3.00 and $3.50 per share, respectively. In addition, the CEO Employment Agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $5 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The CEO Employment Agreement also contains the following termination terms and provisions:

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

The severance payments referenced above will be calculated as follows: (a) if Mr. Cooper terminates his employment for good reason, the Company will pay him the lesser of (x) the salary he would have earned during the remainder of this term or three years of his then current salary, plus the lesser of (y) his bonus that he would have earned during the remainder of the term, assuming he met the bonus criteria. Further, if Mr. Cooper’s employment was terminated pursuant to clause (iii) above at the end of his initial employment term and provided the Company achieves the Bonus Criteria, on an annual basis for each specified criterion during the Initial Term, as of the end of the 2020 Fiscal Year, then his severance payment would be equal to his then base salary and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term. To the extent his employment was terminated pursuant to clause (iii) above at the end of his renewal employment term, then his severance payment would be equal to his then base salary he would have earned during the renewal term and bonus (assuming achievement of the bonus criteria for such renewal term) he could have earned during the remainder of such renewal term. The CEO Employment Agreement also contains certain confidentiality, non-solicitation/non-competition and other provisions customary for agreements of this nature.

Louis Sheinker Employment Agreement

On November 8, 2016, the Board also, following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement with Louis Sheinker, the Company’s President and Chief Operating Officer, also effective as of the same date (the “COO Employment Agreement”). This COO Employment Agreement provides for an initial term of five years, from January 1, 2016 through and including December 31, 2020, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment to Mr. Sheinker of a base salary at the annual rate of $600,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Sheinker may earn a cash bonus of $450,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $200,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on each of the first ten anniversaries of the date of grant while Mr. Sheinker is employed by the Company. Upon execution of the employment agreement, the Company agreed to grant Mr. Sheinker a stock option under the Equity Plan to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and will vest in its entirety on the 3rd anniversary of the grant date. Mr. Sheinker will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular Adjusted Funds From Operations target is sustainable) which award value will be equal to $2 million for each Adjusted Funds From Operations value of $1.50, $2.00, $2.50, $3.00 and $3.50 per share, respectively. In addition, the COO Employment Agreement provides that the Company will provide Mr. Sheinker with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $5 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The COO Employment Agreement also contains the following termination terms and provisions:

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

Director Compensation:

The following table sets forth a summary of the compensation to our directors for 2016 services:

Name	Fees Earned or Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Joseph Barone	52,500	25,000	—	—	—	77,500
John Leahy	47,500	25,000	—	—	—	72,500
Stanley Perla	49,000	25,000	—	—	—	74,000
Donald Schaeffer	46,000	25,000	—	—	—	71,000
Harvey Schneider	45,000	25,000	—	—	—	70,000
Jeffrey Wu	14,500	—	—	—	—	14,500
Douglas Cooper	38,000	25,000	—	—	—	63,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock (2) each of the Company’s directors and executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2016.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(8)
Paul Cooper(1)	322,143	2.3%
Louis Sheinker (2)	165,875	1.2%
Douglas Cooper(3)	130,127	*
Joseph Barone(4)	116,758	*
John Leahy(6)	28,366	*
Stanley Perla(7)	9,348	*
Donald Schaeffer(6)	28,366	*
Harvey Schneider(5)	21,896	*
Ben Zimmerman(7)	3,005	*
All Executive Officers and Directors as a Group	825,884	6.06%

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 150,000 shares which may be purchased under the 2007 Plan and 160,146 restricted shares granted under the 2007 Plan.

(2)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(3)	Includes options to purchase 50,000 shares which may be purchased under the 2007 Plan and 70,127 restricted shares granted under the 2007 Plan.
(4)	Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan and 13,366 restricted shares granted under the 2007 Plan.
(5)	Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(6)	Includes options to purchase 15,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(7)	Restricted shares granted under the 2007 Plan.
(8)	Based on 13,618,884 shares outstanding as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Paul Cooper, our Chairman and Chief Executive Officer, and Louis Sheinker, our President, Chief Operating Officer and Secretary, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000.  In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2016 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2016 and 2015 for professional services rendered by BDO USA, LLP in the following categories:

	2016	2015
Audit fees	$359,197	$369,990
Audit related fees	23,775	8,725
Tax fees	—	3,080
Other fees	—	—
Total	$382,972	$381,795

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.  In 2015, the Company engaged Kimmel, Blau & Goldman LLP to provide tax related services including tax planning and tax advice. Fees paid to Kimmel, Blau & Goldman LLP for the year ended December 31, 2016 and December 31, 2015 were each $56,000.

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

10.3

Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Registration Statement No. 333-136110)

10.4

Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.5

Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.6

Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.7

Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24[t]h Avenue East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.8

Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Registration Statement No. 333-136110)

10.9

Lease by and between GTJ Co., Inc., Landlord and Varsity Bus Co., Inc., Tenant: Premises 626 Wortman Avenue, Brooklyn, New York and Cozine Avenue, Brooklyn, New York dated September 1, 2003. (Incorporated by reference to Registration Statement No. 333-136110)

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

10.134

Credit Agreement with Keybank National Association and Keybanc Capital Markets Inc., dated as of December 2, 2015 (Incorporated by reference to the Registrants Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.135	Form of Joinder Agreement (Incorporated by reference to the Registrants Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.136	Form of Assignment and Acceptance Agreement (Incorporated by reference to the Registrants Annual Report on Form 10-K filed with the SEC on March 29, 2016).
10.137	Executive Employment Agreement by and between Paul Cooper and the Company (filed herewith).

10.138	Executive Employment Agreement by and between Louis Sheinker and the Company (filed herewith).

21.1 23.1	Subsidiaries of GTJ REIT, Inc. (filed herewith) Consent of Independent Registered Public Accounting Firm BDO USA, LLP. (filed herewith)

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

32.1	Certification of Chief Executive Officer, filed herewith

32.2	Certification of Chief Financial Officer, filed herewith

99.1	Share Redemption Program (Incorporated by reference to the Registrants Current Report on Form 8-K filed with the SEC on January 23, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2016
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	B	3,416	9,972	328	3,416	10,300	13,716	1,185	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	F	3,237	572	—	3,237	572	3,809	57	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	F	3,008	7,097	—	3,008	7,097	10,105	731	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	B	2,275	7,822	—	2,275	7,822	10,097	871	1996	1/17/2013
36 Midland Ave, Port Chester, NY	F	2,428	6,409	311	2,428	6,720	9,148	742	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	F	5,390	16,463	25	5,390	16,488	21,878	1,750	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	F	827	1,916	—	827	1,916	2,743	241	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	F	948	2,265	—	948	2,265	3,213	269	1986	1/17/2013
8 Slater Street, Port Chester, NY	F	1,997	4,640	382	1,997	5,022	7,019	593	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	F	8,907	117	4,284	8,907	4,401	13,308	3,237	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	F	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	F	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	F	74	783	31	74	814	888	810	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	F	38,210	937	2,343	38,210	3,280	41,490	2,984	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	F	14,506	323	1,159	14,637	1,351	15,988	1,060	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	E	26,678	98	125	26,678	223	26,901	61	n/a	7/2/2014
606 Cozine Ave, Brooklyn, NY	H	3,304	6,469	—	3,304	6,469	9,773	287	1969	5/10/2016
Retail:
112 Midland Ave, Port Chester, NY	F	786	422	—	786	422	1,208	79	1980	3/26/2007
Total NY:		139,451	70,132	11,911	139,582	81,912	221,494	21,707
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	F	2,275	12,538	337	2,275	12,875	15,150	1,431	1986	1/17/2013
200 American Road, Morris Plains, NJ	F	725	5,361	50	725	5,411	6,136	603	2004	1/17/2013
300 American Road, Morris Plains, NJ	B	1,466	6,628	47	1,466	6,675	8,141	729	1987	1/17/2013
400 American Road, Morris Plains, NJ	F	1,724	9,808	223	1,724	10,031	11,755	1,212	1990	1/17/2013
500 American Road, Morris Plains, NJ	B	1,711	8,111	—	1,711	8,111	9,822	879	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ		1,898	1,402	4,484	1,898	5,886	7,784	267	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	G	790	1,937	—	790	1,937	2,727	119	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	G	1,780	8,999	—	1,780	8,999	10,779	455	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	G	6,187	18,855	—	6,187	18,855	25,042	1,035	2002	3/13/2015
4 Corporate Place, Piscataway, NJ	G	2,145	1,744	144	2,145	1,888	4,033	188	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	G	2,666	4,381	—	2,666	4,381	7,047	304	1977	3/13/2015
Office:
25 Corporate Place, Piscataway, NJ	G	2,269	8,343	—	2,269	8,343	10,612	472	1985	3/13/2015
Total NJ:		25,636	88,107	5,285	25,636	93,392	119,028	7,694
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	1,774	833	2,641	3,474	130	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	F	2,660	4,807	42	2,660	4,849	7,509	549	1973	1/17/2013
15 Progress Drive, Shelton, CT	C	984	3,411	—	984	3,411	4,395	411	1980	1/17/2013
33 Platt Road, Shelton, CT	F	3,196	5,402	—	3,196	5,402	8,598	908	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	32	1,551	3,556	5,107	399	1946	1/17/2013

12 Cascade Blvd, Orange, CT	F	1,688	3,742	—	1,688	3,742	5,430	397	1987	1/17/2013
15 Executive Blvd., Orange, CT	F	1,974	5,357	964	1,974	6,321	8,295	804	1983	1/17/2013
25 Executive Blvd., Orange, CT	F	438	1,481	33	438	1,514	1,952	151	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	F	1,462	2,915	369	1,462	3,284	4,746	316	1989	1/17/2013
269 Lambert Rd, Orange, CT	F	1,666	3,516	200	1,666	3,716	5,382	516	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	D	1,572	11,797	—	1,572	11,797	13,369	1,454	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—	924	200	924	1,124	—	n/a	4/8/2014
4 Meadow Street, Norwalk, CT	F	856	3,034	281	856	3,315	4,171	326	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	F	2,456	8,658	—	2,456	8,658	11,114	599	1969	1/14/2015
Office:
8 Farm Springs Road, Farmington, CT	A	3,533	16,248	3,832	3,533	20,080	23,613	7,151	1980	2/28/2008
35 Executive Blvd., Orange, CT	F	1,080	8,909	262	1,080	9,171	10,251	1,295	1988	1/17/2013
Total CT:		26,149	83,668	8,713	26,149	92,381	118,530	15,406
Delaware
Industrial:
300 McIntire Drive, Newark, DE	H	2,488	13,033	—	2,488	13,033	15,521	445	1999	6/1/2016
Total DE:		2,488	13,033	—	2,488	13,033	15,521	445
Grand Total:		193,724	254,940	25,909	193,855	280,718	474,573	45,252

Lender	Principal Outstanding
A—Athene Life and Annuity	$15,000
B—Genworth Life Insurance Company	27,424
C—People’s United Bank	2,323
D—Hartford Accident	9,000
E—People’s United Bank	15,500
F—American International Group	233,100
G—Allstate Corporation	39,100
H—Key Bank	27,775
Total	$369,222

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 29, 2017	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director	March 29, 2017

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 29, 2017

/s/ Douglas Cooper Douglas A. Cooper	Director	March 29, 2017

/s/ Joseph F. Barone Joseph F. Barone	Director	March 29, 2017

/s/ John J. Leahy John J. Leahy	Director	March 29, 2017

/s/ Stanley R. Perla Stanley R. Perla	Director	March 29, 2017

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 29, 2017

/s/ Harvey I. Schneider Harvey I. Schneider	Director	March 29, 2017