Form 10-K/A
period 2016-12-31
GTJ REIT, Inc.
filed 2017-03-30
CIK 1368757

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to GTJ REIT, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017 (the “Original Form 10-K”), is being filed with the limited purpose of amending the Report of Independent Registered Public Accounting Firm appearing on page 34 of the Original Form 10-K to correct a scrivener’s error with respect to the date thereof. This Amendment does not amend or otherwise update any other information in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

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

March 29, 2017

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

10.134

Credit Agreement with Keybank National Association and Keybanc Capital Markets Inc., dated as of December 2, 2015 (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.135	Form of Joinder Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2016).

10.136	Form of Assignment and Acceptance Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2016).
10.137	Executive Employment Agreement by and between Paul Cooper and the Company (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2017).

10.138	Executive Employment Agreement by and between Louis Sheinker and the Company (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2017).

Exhibit Number	Exhibit
21.1	Subsidiaries of GTJ REIT, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2017).

23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

32.1	Certification of Chief Executive Officer (filed herewith).

32.2	Certification of Chief Financial Officer (filed herewith).

99.1	Share Redemption Program (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2016
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	B	3,416	9,972	328	3,416	10,300	13,716	1,185	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	F	3,237	572	—	3,237	572	3,809	57	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	F	3,008	7,097	—	3,008	7,097	10,105	731	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	B	2,275	7,822	—	2,275	7,822	10,097	871	1996	1/17/2013
36 Midland Ave, Port Chester, NY	F	2,428	6,409	311	2,428	6,720	9,148	742	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	F	5,390	16,463	25	5,390	16,488	21,878	1,750	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	F	827	1,916	—	827	1,916	2,743	241	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	F	948	2,265	—	948	2,265	3,213	269	1986	1/17/2013
8 Slater Street, Port Chester, NY	F	1,997	4,640	382	1,997	5,022	7,019	593	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	F	8,907	117	4,284	8,907	4,401	13,308	3,237	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	F	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	F	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	F	74	783	31	74	814	888	810	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	F	38,210	937	2,343	38,210	3,280	41,490	2,984	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	F	14,506	323	1,159	14,637	1,351	15,988	1,060	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	E	26,678	98	125	26,678	223	26,901	61	n/a	7/2/2014
606 Cozine Ave, Brooklyn, NY	H	3,304	6,469	—	3,304	6,469	9,773	287	1969	5/10/2016
Retail:
112 Midland Ave, Port Chester, NY	F	786	422	—	786	422	1,208	79	1980	3/26/2007
Total NY:		139,451	70,132	11,911	139,582	81,912	221,494	21,707
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	F	2,275	12,538	337	2,275	12,875	15,150	1,431	1986	1/17/2013
200 American Road, Morris Plains, NJ	F	725	5,361	50	725	5,411	6,136	603	2004	1/17/2013
300 American Road, Morris Plains, NJ	B	1,466	6,628	47	1,466	6,675	8,141	729	1987	1/17/2013
400 American Road, Morris Plains, NJ	F	1,724	9,808	223	1,724	10,031	11,755	1,212	1990	1/17/2013
500 American Road, Morris Plains, NJ	B	1,711	8,111	—	1,711	8,111	9,822	879	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ		1,898	1,402	4,484	1,898	5,886	7,784	267	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	G	790	1,937	—	790	1,937	2,727	119	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	G	1,780	8,999	—	1,780	8,999	10,779	455	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	G	6,187	18,855	—	6,187	18,855	25,042	1,035	2002	3/13/2015
4 Corporate Place, Piscataway, NJ	G	2,145	1,744	144	2,145	1,888	4,033	188	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	G	2,666	4,381	—	2,666	4,381	7,047	304	1977	3/13/2015
Office:
25 Corporate Place, Piscataway, NJ	G	2,269	8,343	—	2,269	8,343	10,612	472	1985	3/13/2015
Total NJ:		25,636	88,107	5,285	25,636	93,392	119,028	7,694
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	1,774	833	2,641	3,474	130	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	F	2,660	4,807	42	2,660	4,849	7,509	549	1973	1/17/2013
15 Progress Drive, Shelton, CT	C	984	3,411	—	984	3,411	4,395	411	1980	1/17/2013
33 Platt Road, Shelton, CT	F	3,196	5,402	—	3,196	5,402	8,598	908	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	32	1,551	3,556	5,107	399	1946	1/17/2013

12 Cascade Blvd, Orange, CT	F	1,688	3,742	—	1,688	3,742	5,430	397	1987	1/17/2013
15 Executive Blvd., Orange, CT	F	1,974	5,357	964	1,974	6,321	8,295	804	1983	1/17/2013
25 Executive Blvd., Orange, CT	F	438	1,481	33	438	1,514	1,952	151	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	F	1,462	2,915	369	1,462	3,284	4,746	316	1989	1/17/2013
269 Lambert Rd, Orange, CT	F	1,666	3,516	200	1,666	3,716	5,382	516	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	D	1,572	11,797	—	1,572	11,797	13,369	1,454	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—	924	200	924	1,124	—	n/a	4/8/2014
4 Meadow Street, Norwalk, CT	F	856	3,034	281	856	3,315	4,171	326	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	F	2,456	8,658	—	2,456	8,658	11,114	599	1969	1/14/2015
Office:
8 Farm Springs Road, Farmington, CT	A	3,533	16,248	3,832	3,533	20,080	23,613	7,151	1980	2/28/2008
35 Executive Blvd., Orange, CT	F	1,080	8,909	262	1,080	9,171	10,251	1,295	1988	1/17/2013
Total CT:		26,149	83,668	8,713	26,149	92,381	118,530	15,406
Delaware
Industrial:
300 McIntire Drive, Newark, DE	H	2,488	13,033	—	2,488	13,033	15,521	445	1999	6/1/2016
Total DE:		2,488	13,033	—	2,488	13,033	15,521	445
Grand Total:		193,724	254,940	25,909	193,855	280,718	474,573	45,252

Lender	Principal Outstanding
A—Athene Life and Annuity	$15,000
B—Genworth Life Insurance Company	27,424
C—People’s United Bank	2,323
D—Hartford Accident	9,000
E—People’s United Bank	15,500
F—American International Group	233,100
G—Allstate Corporation	39,100
H—Key Bank	27,775
Total	$369,222

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 30, 2017	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director	March 30, 2017

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 30, 2017

/s/ Douglas Cooper Douglas A. Cooper	Director	March 30, 2017

/s/ Joseph F. Barone Joseph F. Barone	Director	March 30, 2017

/s/ John J. Leahy John J. Leahy	Director	March 30, 2017

/s/ Stanley R. Perla Stanley R. Perla	Director	March 30, 2017

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 30, 2017

/s/ Harvey I. Schneider Harvey I. Schneider	Director	March 30, 2017