Form 10-Q
period 2017-03-31
GTJ REIT, Inc.
filed 2017-05-12
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,618,884 shares of common stock as of May 10, 2017.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$193,855	$193,855
Buildings and improvements	284,997	280,718
Total real estate, at cost	478,852	474,573
Less: accumulated depreciation and amortization	(47,558)	(45,252)
Net real estate held for investment	431,294	429,321
Cash and cash equivalents	10,661	15,932
Rental income in excess of amount billed	15,845	15,793
Acquired lease intangible assets, net	13,730	14,389
Other assets	12,628	12,492
Total assets	$484,158	$487,927
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$332,655	$335,694
Secured revolving credit facility	27,775	27,775
Accounts payable and accrued expenses	4,323	2,833
Dividends payable	2,860	1,226
Acquired lease intangible liabilities, net	6,522	6,740
Other liabilities	8,269	6,168
Total liabilities	382,404	380,436
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,618,884 shares issued and outstanding at March 31, 2017 and December 31, 2016	1	1
Additional paid-in capital	162,478	162,356
Distributions in excess of net income	(100,571)	(98,420)
Total stockholders’ equity	61,908	63,937
Noncontrolling interest	39,846	43,554
Total equity	101,754	107,491
Total liabilities and equity	$484,158	$487,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2017	2016
Revenues:
Rental income	$10,865	$10,098
Tenant reimbursements	2,063	2,068
Total revenues	12,928	12,166
Expenses:
Property operating expenses	2,632	2,508
General and administrative	1,700	2,482
Acquisition costs	99	(2)
Depreciation and amortization	3,147	3,087
Total expenses	7,578	8,075
Operating income	5,350	4,091
Interest expense	(3,947)	(3,651)
Other	(308)	(243)
Net income from operations	1,095	197
Less: Income attributable to noncontrolling interest	386	53
Net income attributable to common stockholders	$709	$144
Income per common share attributable to common stockholders - basic and diluted:
Net income attributable to common stockholders	$0.05	$0.01
Weighted average common shares outstanding – basic	13,618,884	13,715,973
Weighted average common shares outstanding – diluted	13,650,083	13,715,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2016	$—	13,618,884	$1	$162,356	$(98,420)	$63,937	$43,554	$107,491
Common stock dividends	—	—	—	—	(2,860)	(2,860)	—	(2,860)
Stock-based compensation	—	—	—	122	—	122	—	122
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,094)	(4,094)
Net income from operations	—	—	—	—	709	709	386	1,095
Balance at March 31, 2017	$—	13,618,884	$1	$162,478	$(100,571)	$61,908	$39,846	$101,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$1,095	$197
Adjustments to reconcile net income from operations to net cash provided by operating activities
Depreciation	2,321	2,056
Amortization of intangible assets and deferred charges	964	1,178
Stock-based compensation	122	139
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(52)	(146)
Other assets	(180)	(830)
Accounts payable and accrued expenses	1,490	(317)
Other liabilities	1,328	12
Loss from equity investment in limited partnership	198	214
Net cash provided by operating activities	7,286	2,503
Cash flow from investing activities:
Cash paid for property improvements	(4,279)	(1,733)
Contract deposits	(250)	(1,125)
Restricted cash	(251)	(251)
Net cash (used in) investing activities	(4,780)	(3,109)
Cash flow from financing activities:
Payment of mortgage principal	(3,229)	(220)
Repurchases of common stock	—	(1,227)
Cash distributions to noncontrolling interests	(3,322)	(1,268)
Cash dividends paid	(1,226)	(2,465)
Net cash (used in) financing activities	(7,777)	(5,180)
Net (decrease) in cash and cash equivalents	(5,271)	(5,786)
Cash and cash equivalents at the beginning of period	15,932	15,005
Cash and cash equivalents at the end of period	$10,661	$9,219
Supplemental cash flow information:
Cash paid for interest	$3,704	$3,442
Taxes paid	$61	$45

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 26, 2006, under the Maryland General Corporation Law. The Company is focused on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware.

The Company elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s taxable income, the Company generally will not be required to pay federal corporate income taxes on such income.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The outstanding limited partnership interest was increased to 33.78% due to post-closing adjustments, and to 34.21% due to the redemption of certain shares of GTJ REIT, Inc. stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2017, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.1 million shares of the Company’s Series B preferred stock.

As of March 31, 2017, the Operating Partnership owned 47 properties consisting of approximately 5.6 million square feet of industrial and office space on 349 acres of land in New York, New Jersey, Connecticut and Delaware.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2016, audited consolidated financial statements, as previously filed with the SEC on Form 10-K/A on March 30, 2017, and other public information.

During 2016, the Company determined that certain transactions involving the issuance of limited partnership interests of the Operating Partnership, should have resulted in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of the OP NCI attributable to limited partnership interests at the time of issuance ( the “Reallocation”).  The Company increased its APIC with an offsetting reduction to the OP NCI of approximately $23.7 million.  The Company concluded that the Reallocation adjustment is not meaningful to the Company's financial position for any of the prior periods, and the three months ended March 31, 2016, and as such this cumulative change was recorded in the Condensed Consolidated Balance Sheets as of December 31,

2016. The Reallocation had no impact on the Condensed Consolidated Statements of Operations, Stockholders’ Equity or Cash Flows. There was no such Reallocation recorded for the three months ended March 31, 2017.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.1 million for each of the three months ended March 31, 2017 and 2016.

As of March 31, 2017, above-market and in-place leases of approximately $1.8 million and $11.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2016, above-market and in-place leases of approximately $1.9 million and $12.5 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2017, and December 31, 2016, approximately $6.5 million and $6.7 million, respectively, (net of accumulated amortization) relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2017, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2017 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2017	$344	$1,643
2018	479	2,031
2019	565	1,658
2020	665	1,329
2021	514	1,102
2022	538	1,046
Thereafter	1,609	3,113
	$4,714	$11,922

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at March 31, 2017.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements. Deferred financing costs relating to the secured revolving credit facility and deferred leasing charges are included in other assets on the condensed consolidated balance sheets. Deferred financing costs related to mortgage notes payable are included as a reduction of mortgage notes payable on the condensed consolidated balance sheets.

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

Substantially all of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay for its pro rata share of real estate taxes, insurance, and ordinary maintenance and repairs.

Property operating expense recoveries from tenants of common area maintenance, real estate, and other recoverable costs are recognized as revenues in the period that the related expenses are incurred.

Earnings Per Share Information:

The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings (loss) per share. Stock option awards were included in the computation of diluted earnings per share for the three months ended March 31, 2017, because the option awards were dilutive.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. At March 31, 2017 and December 31, 2016, the Company had restricted cash in the amount of approximately $2.7 million and $2.6 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

Fair Value Measurement:

The Company determines fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.” This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.

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

Assets and liabilities disclosed at fair values are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are defined by ASC 820-10-35, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Determining which category an asset or liability falls within the hierarchy requires significant judgment, and the Company evaluates its hierarchy disclosures each quarter. The three-tier fair value hierarchy is as follows:

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

Income Taxes:

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. Accordingly, the Company is generally not subject to federal income taxation on the portion of its distributable income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its REIT taxable income to its stockholders and complies with certain other requirements as defined in the Code.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2017, and December 31, 2016, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2017, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Annual contractual rent of $9.7 million derived from five leases with the City of New York, represents approximately 23% of the Company’s total 2017 contractual rental income.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described below in Note 5. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

New Accounting Pronouncements:

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. ASU 2017-05 clarifies the scope of Subtopic 610-20 by defining the term in substance nonfinancial asset. If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an “in substance nonfinancial asset”. Additionally, ASU 2017-05 indicates an entity should identify each distinct nonfinancial asset (e.g., real estate and inventory) or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. ASU 2017-05 requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when two criteria are met: 1) the entity does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810, and 2) the entity transfers control of the asset in accordance with Topic 606. The effective date and transition requirements of ASU 2017-05 are the same as Topic 606.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The Company is currently evaluating the impact of its pending adoption of ASU 2017-05 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements as the new standard would reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-08 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted.  The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for annual periods beginning after December 31, 2017 and interim periods within those annual periods.  Early adoption is permitted.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefits reduces taxes payable in the current period. Off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  ASU 2016-09 also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. Early adoption is permitted.  The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, such as the date the investor obtains significant influence over the operating and financial policies of an investee. It eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The amendments should be applied prospectively to increases in the level of ownership interest or degree of influence that result in the application of the equity method. The adoption of ASU 2016-07 did not have a material impact on the Company’s consolidated financial statements.

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

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2017	December 31, 2016	Maturity
Athene Annuity & Life Company	3.00%	$15,000	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	27,214	27,424	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	9,000	3/1/2020
People’s United Bank	5.23%	2,304	2,323	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
	Subtotal	338,218	341,447
	Unamortized loan costs	(5,563)	(5,771)
	Unamortized premiums	—	18
	Total	$332,655	$335,694

Mortgage notes payable as of December 31, 2016 includes $0.1 million of premium on the debt assumed in connection with the acquisition of the Windsor Locks, CT property in April 2014. The premium was amortized as a reduction to interest expense through the initial maturity date of March 1, 2017.

Hartford Accident & Indemnity Loan:

In connection with the April 2014 acquisition of the Windsor Locks, CT property, a wholly owned subsidiary of the Operating Partnership assumed a $9.0 million mortgage that bore interest at 6.07%.  A principal payment of $3.0 million was made in February 2017, and the interest rate was reduced to 5.20%. The balance of the loan matures March 2020.

AIG Loan Agreement:

On February 20, 2015 (the “Loan Closing Date”), the Company refinanced the current outstanding debt on certain properties and placed new financing on others by entering into a Loan Agreement (the “AIG Loan Agreement”) with American General Life Insurance Company, the Variable Life Insurance Company, the United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

The AIG Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest only payments at the rate of 4.05% per annum. During the period from April 1, 2015, to February 1, 2025, payments of interest only will be payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Company’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on the Loan Closing Date (the “AIG Notes”). The AIG Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut. Using the proceeds available under the AIG Loan, the Company repaid approximately $199.9 million of its outstanding indebtedness and fees including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56.0 million to Capital One, N.A., (iii) $50.2 million to Hartford Accident and Indemnity Company, and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating those obligations. The loss on the extinguishment of debt of $14.9 million includes approximately $15.7 million in prepayment premiums and other fees, less the write-off of prior loan costs.

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. Scheduled principal repayments for the remainder of 2017, the next five years and thereafter are as follows (in thousands):

Remainder of 2017	$696
2018	42,107
2019	789
2020	8,825
2021	852
2022	1,157
Thereafter	283,792
Total	$338,218

4. SECURED REVOLVING CREDIT FACILITY:

On December 2, 2015, the Operating Partnership entered into a Credit Agreement (the “Key Bank Credit Agreement”) with Keybank National Association and Keybanc Capital Markets Inc., as lead arranger (collectively, “Key Bank”). The Key Bank Credit Agreement contemplated a $50.0 million revolving line of credit facility, with an initial term of two years, with a one-year extension option, subject to certain other customary conditions.

Loans drawn down by the Operating Partnership under the facility will need to specify, at the Operating Partnership’s option, whether they are base rate loans or LIBOR rate loans. The base rate loans will bear a base rate of interest calculated as the greater of: (a) the fluctuating annual rate of interest announced from time to time by the lenders as their “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps). The LIBOR rate loans will bear at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility will be evidenced by separate promissory note(s). The Operating Partnership agreed to pay to Key Bank a facility unused fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank has the right to reduce the amount of loan commitments under the facility provided, among other things, they give an advance written notice of such reductions and that in no event the total commitment under the facility is less than $25.0 million. The Operating Partnership may at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan will then bear interest as a base rate loan or a LIBOR rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Operating Partnership may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, will also be evidenced by separate promissory note(s).

Due to the revolving nature of the facility, amounts prepaid under the facility may be borrowed again. The Key Bank Credit Agreement contemplates (i) mandatory prepayments by the Operating Partnership of any borrowings under the facility in excess of the total allowable commitment, among other events, and (ii) optional prepayments, without any penalty or premium, in whole or in part, subject to payments of any amounts due associated with the prepayment of LIBOR rate contracts.

The Operating Partnership’s obligations under the facility are secured by a first priority lien and security interest to be held by the agents for Key Bank, in certain of the property, rights and interests of the Operating Partnership, the Guarantors (as defined below) and their subsidiaries now existing and as may be acquired (collectively, the “Collateral”). GTJ REIT, Inc., GTJ GP, LLC, and each party to the Guaranty are collectively referred to as the “Guarantors.” The parties to the Key Bank Credit Agreement also entered into several side agreements, including, the Joinder Agreements, the Assignment of Interests, the Acknowledgments, the Mortgages, the Guaranty, and other agreements and instruments to facilitate the transactions contemplated under the Key Bank Credit Agreement. Such agreements contain terms and provisions that are customary for instruments of this nature.

The Operating Partnership’s continuing ability to borrow under the facility will be subject to its ongoing compliance with various affirmative and negative covenants, including, among others, with respect to liquidity, minimum occupancy, total indebtedness and minimum net worth. The Key Bank Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Key Bank Credit Agreement includes customary representations and warranties of the Operating Partnership which must continue to be true and correct in all material respects as a condition to future draws. In addition, the Key Bank Credit Agreement also includes customary events of default (in certain cases subject to customary cure), in the event of which, amounts outstanding under the facility may be accelerated.

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility as of March 31, 2017 and December 31, 2016 were $27.8 million, which are considered LIBOR rate loans.

5. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2017 and December 31, 2016, the Company had a total of 13,618,884 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2017, or December 31, 2016.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2017:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
January 31, 2017	March 31, 2017	April 12, 2017	$0.10
March 23, 2017	April 4, 2017	April 14, 2017	$0.11	(1)

(1)	This represents a 2016 Supplemental dividend.

The total distributions paid in 2017 were the result of cash flows from operations.

Purchase of Securities:

On November 8, 2016, the Board approved a share redemption program (the “Program”) authorizing redemption of the Company’s shares of common stock (the “Shares”), subject to certain conditions and limitations. The following is a summary of terms and provisions of the Program:

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

•

the Program will be open to all stockholders, indefinitely with no specific end date (although the Board may choose to amend, suspend or terminate the Program at any time by providing 30 days advance notice to stockholders).

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

Stock Based Compensation:

The Company has a 2007 Incentive Award Plan (the “Plan”) that has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan may provide for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Plan is 1,000,000 shares. As of March 31, 2017, the Company had 125,380 shares available for future issuance of awards under the Plan.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $320,000, under the Plan. A total of 3,126 of these shares, with a value of approximately $20,000 ($6.40 per share), were granted to non-management members of the Board, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 ($6.40 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the shares vested on the grant date and the remaining shares vest in equal installments on the next three anniversary dates of the grant.

On June 6, 2013, the Company issued an aggregate of 9,378 restricted shares of common stock, with a value of approximately $60,000 ($6.40 per share), under the Plan. These shares were granted to non-management members of the Board and vested immediately.

On June 4, 2014, 44,704 restricted shares of common stock, with a value of approximately $304,000 (based upon an estimated value of $6.80 per share) were granted to certain executives of the Company. One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2014, the Company issued an aggregate of 8,820 restricted shares of common stock with a value of approximately $60,000 (based upon an estimated value of $6.80 per share) under the Plan to non-managing members of the Board. The shares vested immediately upon issuance.

On March 26, 2015, the Company issued 43,010 restricted shares of common stock, with a value of approximately $400,000 (based upon an estimated value of $9.30 per share) to certain executives of the Company.  One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2015, the Company issued an aggregate of 16,436 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $10.65 per share) under the Plan to non-managing members of the Board. The shares vested immediately upon issuance.

On March 24, 2016, the Company issued 47,043 restricted shares of common stock, with a value of approximately $489,000 (based upon an estimated value of $10.40 per share) to certain executives of the Company.  One sixth of the shares vest immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 9, 2016, the Company issued an aggregate of 14,424 restricted shares of common stock with a value of approximately $150,000 (based upon an estimated value of $10.40 per share) under the Plan to non-managing members of the Board. The shares vested immediately upon issuance.

Management has determined the value of a share of common stock to be $11.60 based on a valuation completed March 7, 2017, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three months ended March 31, 2017 and 2016, the Company’s total stock compensation expense was approximately $122,000 and $139,000, respectively. As of March 31, 2017, there was approximately $367,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2016	44,858	$9.93
Vested	(7,936)	$9.95
Non-vested shares outstanding as of March 31, 2017	36,922	$9.93

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of March 31, 2017:

Non-vested Shares Amortization Schedule	Number of Shares
2017 (9 months)	14,686
2018	13,012
2019	6,535
2020	2,297
2021	392
Total Non-vested Shares	36,922

6. EARNINGS (LOSS) PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 31,199 common share equivalents in 2017 presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income attributable to common stockholders	$709	$144
Denominator:
Weighted average common shares outstanding – basic	13,618,884	13,715,973
Weighted average common shares outstanding – diluted	13,650,083	13,715,973
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.05	$0.01

7. RELATED PARTY TRANSACTIONS:

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

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, NY, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. This lease agreement expires in 2020 and has a current annual base rent of $290,000 with aggregate lease payments totaling $1.8 million.

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that will be converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker. The investment is included in other assets on the condensed consolidated balance sheets.

8. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2017 and December 31, 2016, the remaining liability was approximately $1.2 million and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of March 31, 2017, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. Each of the six sites remain in compliance with existing local, state and federal obligations.

9. FAIR VALUE:

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

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$10,661	$10,661	$15,932	$15,932
Accounts receivable	229	229	145	145
Financial liabilities:
Accounts payable and accrued expenses	$4,323	$4,323	$2,833	$2,833
Secured revolving credit facility	27,775	27,775	27,775	27,775
Mortgage notes payable	338,218	332,619	341,447	334,756
Pension withdrawal liability	1,180	1,166	1,196	1,178

10. SUBSEQUENT EVENTS:

On May 8, 2017, the Company paid a $0.5 million contract deposit for a 248,370 square foot distribution facility in Montgomery, New York.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part II, Item 1A of this Form 10-Q and in Part I, Item IA of our Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K/A for the year ended December 31, 2016 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2017, owned and operated, through our Operating Partnership, a total of 47 properties consisting of approximately 5.6 million square feet of primarily industrial properties on approximately 349 acres of land in New York, New Jersey, Connecticut and Delaware. As of March 31, 2017, our properties were 96% leased to 64 tenants, with certain tenants having lease agreements in place at multiple locations.

We focus primarily on the acquisition, ownership, management and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, income growth, and enhancing shareholder value without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2016, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2017, there were no material changes to these policies.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2017	2016	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$10,865	$10,098	$767	8%
Tenant reimbursements	2,063	2,068	(5)	0%
Total revenues	12,928	12,166	762	6%
Operating expenses:
Property operating	2,632	2,508	124	5%
General and administrative	1,700	2,482	(782)	-32%
Acquisition costs	99	(2)	101	5050%
Depreciation and amortization	3,147	3,087	60	2%
Total operating expenses	7,578	8,075	(497)	-6%
Operating income	5,350	4,091	1,259	31%
Interest expense	(3,947)	(3,651)	296	8%
Other	(308)	(243)	65	27%
Net income from operations	1,095	197	898	456%
Less: Net income attributable to noncontrolling interest	386	53	333	629%
Income attributable to common stockholders	$709	$144	565	393%

Revenues

Revenues increased $0.8 million, or 6%, to $12.9 million for the three months ended March 31, 2017 from approximately $12.2 million for the three months ended March 31, 2016. The increase is primarily due to the acquisition of two income producing properties during the second quarter of 2016.

Operating Expenses

Operating expenses of $7.6 million during the three months ended March 31, 2017 decreased $0.5 million, or 6%, from $8.1 million for the three months ended March 31, 2016. The decrease is mainly attributable to a decrease in general and administrative expenses during the three-month period.

Interest Expense

Interest expense increased $0.3 million, or 8%, to $3.9 million for the three months ended March 31, 2017 from $3.6 million for the three months ended March 31, 2016. The increase is primarily due to the acquisition of two properties during the second quarter of 2016 financed from the Company’s secured revolving credit facility with Key Bank.

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

On December 2, 2015, the Company (through its Operating Partnership) entered into the Key Bank Credit Agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option. Our available liquidity at March 31, 2017 was approximately $32.9 million, consisting of cash and cash equivalents of $10.7 million and $22.2 million from our Key Bank secured revolving credit facility. As of March 31, 2017, the Company had $27.8 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Operating Activities

Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2017. For the 2017 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited partnership of $4.7 million, (ii) an increase to accounts payable and accrued expenses of $1.5 million, and (iii) an increase in other liabilities of $1.3 million, partially offset by (iv) an increase in other assets of $0.2 million and (v) an increase in rental income in excess of amounts billed of approximately $0.1 million. Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2016.  For the 2016 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited partnership of $3.8 million offset by (ii) an increase in other assets of $0.8 million, (iii) a decrease in accounts payable and accrued expenses of $0.3 million, and (iv) an increase in rental income in excess of amounts billed of approximately $0.2 million.

Investing Activities

Net cash used in investing activities was $4.8 million for the three months ended March 31, 2017. For the 2017 period, cash used in investing activities resulted from (i) property improvements of approximately $4.3 million, (ii) a contract deposit of $0.3 million, and (iii) contributions to leasing and capital reserves in connection with the AIG Loan totaling $0.3 million.  Net cash used in investing activities was $3.1 million for the three months ended March 31, 2016.  For the 2016 period, cash used in investing activities resulted from (i) property improvements of $1.7 million, (ii) contract deposits of $1.1 million for property acquisitions that closed in 2016, and (iii) the funding of leasing and capital reserves in connection with the AIG Loan of $0.3 million.

Financing Activities

Net cash used in financing activities was $7.8 million for the three months ended March 31, 2017. For the 2017 period, cash used in financing activities included (i) the payment of mortgage principal of approximately $3.2 million, including the $3.0 million scheduled prepayment in connection with the Company’s mortgage loan at 110 Old County Circle in Windsor Locks, CT, (ii) distributions to non-controlling interests totaling $3.3 million, and (iii) the payment of the Company’s fourth quarter 2016 dividend of $1.2 million.  Net cash used in financing activities was $5.2 million for the three months ended March 31, 2016.  For the 2016 period, cash used in financing activities included (i) payment of the Company’s quarterly and 2015 Supplemental dividends totaling $2.5 million, (ii) distributions to non-controlling interests of $1.3 million, (iii) the repurchase of shares of GTJ REIT, Inc. stock in connection with a settlement agreement for $1.2 million, and (iv) the payment of mortgage principal of $0.2 million.

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

The reconciliation of net income attributable to our stockholders to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016, is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2017 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to common stockholders	$709	$144
Real estate depreciation	1,662	1,500
Amortization of intangible assets and deferred costs	634	775
Interest expense	2,435	2,284
EBITDA	5,440	4,703
Acquisition costs	65	(1)
Adjusted EBITDA	$5,505	$4,702

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as the extinguishment of debt and acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding certain income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments, financing costs, and our unrealized loss from an investment in a limited partnership which are not indicative of the results of our operating portfolio.

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

The reconciliation of net income attributable to our stockholders in accordance with GAAP to FFO, Core FFO and AFFO for the three months ended March 31, 2017 and 2016 is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2017 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to common stockholders	$709	$144
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,518	1,341
Amortization of intangibles and deferred costs	470	630
Funds From Operations (“FFO”), as defined by NAREIT	2,697	2,115
Acquisition costs	65	(1)
Core FFO, as defined by GTJ REIT, Inc.	2,762	2,114
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(34)	(96)
Amortization of debt mark-to-market adjustments and financing costs	165	146
Unrealized loss on limited partnership investment	130	141
AFFO	$3,023	$2,305

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of March 31, 2017, the remaining liability of this obligation was approximately $1.2 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31, 2017, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  Interest expense on our variable rate line of credit facility would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016, other than set forth below.

Our stockholders are limited in their ability to sell shares of common stock pursuant to our share repurchase program. Stockholders may not be able to sell any shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid.

Our share redemption program, which will commence its first semi-annual redemption period on June 1, 2017, may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the net asset value (NAV) per share.  Our share redemption program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time.  Specifically, we presently intend to limit the number of shares to be redeemed to no more than $1.0 million of shares in any calendar year and such repurchase is subject to funds being available.  In addition, our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, they may not receive the same price they paid for any shares of our common stock being redeemed.

On May 10, 2017, our board of directors approved an estimated per share NAV of our common stock of $13.94 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2016.  Therefore, commencing in June 2017, the repurchase price for all stockholders is $12.55 per share (90% of the NAV per share, which the Board established as $13.94).  We currently expect to update our NAV at least annually, at which time the repurchase price per share may also change.  Because of the restrictions of our share repurchase program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.

The terms of our share repurchase program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. The estimated NAV per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated NAV per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our share repurchase program might reflect a premium to our NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company's filings, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended March 31, 2017 or repurchases of shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1

Form of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1(a) to Amendment No. 1 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on October 19, 2006).

3.2(a)	Bylaws (Incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

3.2(b)	Amendment to Bylaws (Incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008).

3.2(c)	Amendment to Bylaws (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

10.1

Executive Employment Agreement by and between Paul Cooper and the Company (Incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.2

Executive Employment Agreement by and between Louis Sheinker and the Company (Incorporated by reference to Exhibit 10.138 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

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

GTJ REIT, INC.

Dated: May 12, 2017	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2017	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit	EXHIBIT INDEX Description

3.1

Form of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1(a) to Amendment No. 1 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on October 19, 2006).

3.2(a)	Bylaws (Incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

3.2(b)	Amendment to Bylaws (Incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008).

3.2(c)	Amendment to Bylaws (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

10.1

Executive Employment Agreement by and between Paul Cooper and the Company (Incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.2

Executive Employment Agreement by and between Louis Sheinker and the Company (Incorporated by reference to Exhibit 10.138 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

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