Form 10-Q
period 2017-06-30
GTJ REIT, Inc.
filed 2017-08-10
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,676,811 shares of common stock as of August 8, 2017.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$193,855	$193,855
Buildings and improvements	286,937	280,718
Total real estate, at cost	480,792	474,573
Less: accumulated depreciation and amortization	(49,927)	(45,252)
Net real estate held for investment	430,865	429,321
Cash and cash equivalents	5,507	15,932
Rental income in excess of amount billed	15,906	15,793
Acquired lease intangible assets, net	13,071	14,389
Other assets	13,521	12,492
Total assets	$478,870	$487,927
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$332,633	$335,694
Secured revolving credit facility	28,860	27,775
Accounts payable and accrued expenses	3,247	2,833
Dividends payable	1,368	1,226
Acquired lease intangible liabilities, net	6,304	6,740
Other liabilities	6,128	6,168
Total liabilities	378,540	380,436
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,676,811 and 13,618,884 shares issued and outstanding at June 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	162,881	162,356
Distributions in excess of net income	(101,850)	(98,420)
Total stockholders’ equity	61,032	63,937
Noncontrolling interest	39,298	43,554
Total equity	100,330	107,491
Total liabilities and equity	$478,870	$487,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$10,878	$10,459	$21,743	$20,557
Tenant reimbursements	1,705	1,777	3,768	3,845
Total revenues	12,583	12,236	25,511	24,402
Expenses:
Property operating expenses	2,202	2,274	4,834	4,782
General and administrative	2,605	1,280	4,305	3,762
Acquisition costs	62	491	161	489
Depreciation and amortization	3,203	2,956	6,350	6,043
Total expenses	8,072	7,001	15,650	15,076
Operating income	4,511	5,235	9,861	9,326
Interest expense	(3,958)	(3,732)	(7,905)	(7,383)
Other	(301)	(52)	(609)	(295)
Net income from operations	252	1,451	1,347	1,648
Less: Income attributable to noncontrolling interest	164	598	550	651
Net income attributable to common stockholders	$88	$853	$797	$997
Income per common share attributable to common stockholders - basic and diluted:
Net income attributable to common stockholders	$0.01	$0.06	$0.06	$0.07
Weighted average common shares outstanding – basic	13,640,027	13,699,585	13,629,514	13,707,779
Weighted average common shares outstanding – diluted	13,661,510	13,699,585	13,650,997	13,707,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2016	$—	13,618,884	$1	$162,356	$(98,420)	$63,937	$43,554	$107,491
Common stock dividends	—	—	—	—	(4,227)	(4,227)	—	(4,227)
Stock-based compensation	—	—	—	525	—	525	—	525
Net issuance of restricted shares	—	57,927	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,806)	(4,806)
Net income from operations	—	—	—	—	797	797	550	1,347
Balance at June 30, 2017	$—	13,676,811	$1	$162,881	$(101,850)	$61,032	$39,298	$100,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$1,347	$1,648
Adjustments to reconcile net income from operations to net cash provided by operating activities
Depreciation	4,705	4,149
Amortization of intangible assets and deferred charges	1,940	2,150
Stock-based compensation	525	376
Rental income in excess of amount billed	(113)	(266)
Changes in operating assets and liabilities:
Other assets	(485)	(792)
Accounts payable and accrued expenses	414	(584)
Other liabilities	(36)	249
Loss from equity investment in limited partnership	198	214
Net cash provided by operating activities	8,495	7,144
Cash flow from investing activities:
Cash paid for property acquisitions	—	(27,038)
Cash paid for property improvements	(6,219)	(4,136)
Contract deposits	(1,720)	238
Restricted cash	287	(503)
Net cash used in investing activities	(7,652)	(31,439)
Cash flow from financing activities:
Proceeds from revolving credit facility	1,085	27,775
Payment of mortgage principal	(3,458)	(443)
Repurchases of common stock	—	(1,227)
Cash distributions to noncontrolling interests	(4,810)	(2,078)
Cash dividends paid	(4,085)	(3,689)
Net cash (used in) provided by financing activities	(11,268)	20,338
Net decrease in cash and cash equivalents	(10,425)	(3,957)
Cash and cash equivalents at the beginning of period	15,932	15,005
Cash and cash equivalents at the end of period	$5,507	$11,048
Supplemental cash flow information:
Cash paid for interest	$7,395	$6,941
Taxes paid	$61	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The outstanding limited partnership interest was increased to 33.78% due to post-closing adjustments, and to 34.21% due to the redemption of certain shares of GTJ REIT, Inc. stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2017, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of the Company’s Series B preferred stock.

As of June 30, 2017, the Operating Partnership owned 47 properties consisting of approximately 5.6 million square feet of industrial and office space on approximately 349 acres of land in New York, New Jersey, Connecticut and Delaware.

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

During 2016, the Company determined that certain transactions involving the issuance of limited partnership interests of the Operating Partnership, should have resulted in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of the OP NCI attributable to limited partnership interests at the time of issuance ( the “Reallocation”).  The Company increased its APIC with an offsetting reduction to the OP NCI of approximately $23.7 million.  The Company concluded that the Reallocation adjustment is not meaningful to the Company's financial position for any of the prior periods, and the six months ended June 30, 2016, and as such this cumulative change was recorded in the Condensed Consolidated Balance Sheets as of December 31, 2016. The Reallocation had no impact on the Condensed Consolidated Statements of Operations, Stockholders’ Equity or Cash Flows. There was no such Reallocation recorded for the six months ended June 30, 2017.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.2 million for each of the six months ended June 30, 2017 and 2016.

As of June 30, 2017, above-market and in-place leases of approximately $1.7 million and $11.4 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2016, above-market and in-place leases of approximately $1.9 million and $12.5 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2017, and December 31, 2016, approximately $6.3 million and $6.7 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2017, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2017 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2017	$232	$1,089
2018	479	2,031
2019	565	1,658
2020	665	1,329
2021	514	1,102
2022	538	1,046
Thereafter	1,609	3,114
	$4,602	$11,369

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at June 30, 2017.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, which are amortized over the terms of the respective debt agreements. Deferred financing costs relating to the secured revolving credit facility and deferred leasing charges are included in other assets on the condensed consolidated balance sheets. Deferred financing costs related to mortgage notes payable are included as a reduction of mortgage notes payable, net on the condensed consolidated balance sheets.

Reportable Segments:

The Company operates in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible, management reviews billed and unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and financial condition. Some of the leases provide for additional contingent rental revenue in the form of increases based on the consumer price index, subject to certain maximums and minimums.

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

Earnings Per Share Information:

The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings (loss) per share. Stock option awards were included in the computation of diluted earnings per share for the three months and six months ended June 30, 2017, because the option awards were dilutive. Stock option awards were excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2016, because the option awards would have been anti-dilutive.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. At June 30, 2017 and December 31, 2016, the Company had restricted cash in the amount of approximately $2.3 million and $2.6 million, respectively, which was included in other assets on the condensed consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2017, and December 31, 2016, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2017, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described below in Note 5. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date or service-inception date (if it precedes the grant date), based on the fair value of the award. Share-based compensation is expensed at the grant date (for awards or portion of awards that vested immediately), or ratably over the respective vesting periods, determined from the start of the grant date or service-inception date through the date of vesting.

New Accounting Pronouncements:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies Topic 718 such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2017-09 will have on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. ASU 2017-05 clarifies the scope of Subtopic 610-20 by defining the term in substance nonfinancial asset. If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an “in substance nonfinancial asset”. Additionally, ASU 2017-05 indicates an entity should identify each distinct nonfinancial asset (e.g., real estate and inventory) or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. ASU 2017-05 requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when two criteria are met: 1) the entity does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810, and 2) the entity transfers control of the asset in accordance with Topic 606. The effective date and transition requirements of ASU 2017-05 are the same as Topic 606.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The Company is currently evaluating the impact ASU 2017-05 will have on its consolidated financial statements.

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

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2017	December 31, 2016	Maturity
Athene Annuity & Life Company	3.00%	$15,000	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	27,003	27,424	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	9,000	3/1/2020
People’s United Bank	5.23%	2,286	2,323	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
	Subtotal	337,989	341,447
	Unamortized loan costs	(5,356)	(5,771)
	Unamortized premiums	—	18
	Total	$332,633	$335,694

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

American International Group Loan Agreement:

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

The AIG Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest only payments at the rate of 4.05% per annum. During the period from April 1, 2015, to February 1, 2025, payments of interest only will be payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Company’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on the Loan Closing Date (the “AIG Notes”). The AIG Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut. Using the proceeds available under the AIG Loan, the Company repaid approximately $199.9 million of its outstanding indebtedness and fees including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56.0 million to Capital One, N.A., (iii) $50.2 million to Hartford Accident and Indemnity Company, and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating those obligations. The loss on the extinguishment of debt of $14.9 million included approximately $15.7 million in prepayment premiums and other fees, less the write-off of prior loan costs.

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

The mortgage notes payables are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of June 30, 2017, scheduled principal repayments for the remainder of 2017, the next five years and thereafter are as follows (in thousands):

Remainder of 2017	$465
2018	42,107
2019	789
2020	8,825
2021	852
2022	1,157
Thereafter	283,794
Total	$337,989

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

Loans drawn down by the Operating Partnership under the facility will need to specify, at the Operating Partnership’s option, whether they are base rate loans or LIBOR rate loans. The base rate loans will bear a base rate of interest calculated as the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps). The LIBOR rate loans will bear interest at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility will be evidenced by separate promissory note(s). The Operating Partnership agreed to pay to Key Bank a facility unused fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank has the right to reduce the amount of loan commitments under the facility provided, among other things, they give an advance written notice of such reductions and that in no event the total commitment under the facility is less than $25.0 million. The Operating Partnership may at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan will then bear interest as a base rate loan or a LIBOR rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Operating Partnership may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, will also be evidenced by separate promissory note(s).

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility as of June 30, 2017 and December 31, 2016 were $28.9 million and $27.8 million, respectively, which are considered LIBOR rate loans.

5. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2017, and December 31, 2016, the Company had a total of 13,676,811 and 13,618,884 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2017, or December 31, 2016.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2017:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
January 31, 2017	March 31, 2017	April 12, 2017	$0.10
March 23, 2017	April 4, 2017	April 14, 2017	$0.11	(1)
June 8, 2017	June 30, 2017	July 14, 2017	$0.10

(1)	This represents a 2016 Supplemental dividend.

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

The first semi-annual period under the Program opened commencing on June 1, 2017.

Stock Based Compensation:

The Company had a 2007 Incentive Award Plan (the “Plan”) that had intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan provided for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may have been awarded under the Plan was 1,000,000 shares. The Plan expired by its terms on June 11, 2017, and the Company has zero shares available for future issuance of awards under the Plan.

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of June 30, 2017, the Company had 2,000,000 shares available for future issuance under the 2017 Plan.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $320,000, under the Plan. A total of 3,126 of these shares, with a value of approximately $20,000 ($6.40 per share), were granted to non-management members of the Board, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 ($6.40 per share), were granted to certain executives of the Company, and vested ratably over a four year period. One fourth of the shares vested on the grant date and the remaining shares vested in equal installments on the next three anniversary dates of the grant.

On June 6, 2013, the Company issued an aggregate of 9,378 restricted shares of common stock, with a value of approximately $60,000 ($6.40 per share), under the Plan. These shares were granted to non-management members of the Board and vested immediately.

On June 4, 2014, 44,704 restricted shares of common stock, with a value of approximately $304,000 (based upon an estimated value of $6.80 per share) were granted to certain executives of the Company. One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2014, the Company issued an aggregate of 8,820 restricted shares of common stock with a value of approximately $60,000 (based upon an estimated value of $6.80 per share) under the Plan to non-management members of the Board. The shares vested immediately upon issuance.

On March 26, 2015, the Company issued 43,010 restricted shares of common stock, with a value of approximately $400,000 (based upon an estimated value of $9.30 per share) to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2015, the Company issued an aggregate of 16,436 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $10.65 per share) under the Plan to non-management members of the Board. The shares vested immediately upon issuance.

On March 24, 2016, the Company issued 47,043 restricted shares of common stock, with a value of approximately $489,000 (based upon an estimated value of $10.40 per share) to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 9, 2016, the Company issued an aggregate of 14,424 restricted shares of common stock with a value of approximately $150,000 (based upon an estimated value of $10.40 per share) under the Plan to non-management members of the Board. The shares vested immediately upon issuance.

On May 22, 2017, the Company issued an aggregate of 34,482 restricted shares of common stock with a value of approximately $400,000 (based upon an estimated value of $11.60 per share) to certain executives of the Company.  One-tenth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next nine anniversary dates of the grant.

On May 31, 2017, the Company issued a net of 7,929 shares of common stock under the Plan to certain current and former executives of the Company in connection with the exercise of previously issued options.  The shares vested immediately upon issuance.

On June 8, 2017, the Company issued an aggregate of 15,516 restricted shares of common stock with a value of approximately $180,000 (based upon an estimated value of $11.60 per share) under the Plan to non-management members of the Board.  The shares vested immediately upon issuance.

Management has determined the value of a share of common stock to be $11.60 based on a valuation completed March 7, 2017, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the six months ended June 30, 2017 and 2016, the Company’s total stock compensation expense was approximately $525,000 and $376,000, respectively. As of June 30, 2017, there was approximately $572,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2016	44,858	$9.93
New shares issued through June 30, 2017	57,927	$11.60
Vested	(48,987)	$11.20
Non-vested shares outstanding as of June 30, 2017	53,798	$10.63

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of June 30, 2017:

Non-vested Shares Amortization Schedule	Number of Shares
2017 (6 months)	12,538
2018	18,128
2019	10,469
2020	5,366
2021	2,755
2022	1,787
Thereafter	2,755
Total Non-vested Shares	53,798

6. EARNINGS (LOSS) PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,483 common share equivalents in 2017 presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$88	$853	$797	$997
Denominator:
Weighted average common shares outstanding – basic	13,640,027	13,699,585	13,629,514	13,707,779
Weighted average common shares outstanding – diluted	13,661,510	13,699,585	13,650,997	13,707,779
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.01	$0.06	$0.06	$0.07

7. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties.  In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000.  In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000.

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2017 and December 31, 2016, the remaining liability was approximately $1.2 million and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of June 30, 2017, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$5,507	$5,507	$15,932	$15,932
Accounts receivable	98	98	145	145
Financial liabilities:
Accounts payable and accrued expenses	$3,247	$3,247	$2,833	$2,833
Secured revolving credit facility	28,860	28,860	27,775	27,775
Mortgage notes payable	337,989	334,263	341,447	334,756
Pension withdrawal liability	1,164	1,164	1,196	1,178

10. SUBSEQUENT EVENTS:

Acquisition

On July 27, 2017, the Company closed on a 109,771 square-foot distribution and installation training building in Cherry Hill, New Jersey for $7.6 million. The property is leased to Avalon Flooring for a term that expires September 30, 2031.  The purchase was financed from the Company’s revolving credit facility with Key Bank.

Secured Revolving Credit Facility

On July 27, 2017, the Company increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase may only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs.  In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K/A for the year ended December 31, 2016 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2017, owned and operated, through our Operating Partnership, a total of 47 properties consisting of approximately 5.6 million square feet of primarily industrial and office space on approximately 349 acres of land in New York, New Jersey, Connecticut and Delaware. As of June 30, 2017, our properties were 96% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K/A for the year ended December 31, 2016, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 30, 2017, there were no material changes to these policies.

Recent Developments:

Recent Acquisition:

Cherry Hill, New Jersey

On July 27, 2017, the Company acquired a 109,771 square-foot distribution and installation training building in Cherry Hill, New Jersey for $7.6 million.  The property is leased to Avalon Flooring for a term that expires September 30, 2031.  The purchase was financed from the Company’s revolving credit facility with Key Bank.

Secured Revolving Credit Facility:

On July 27, 2017, the Company increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase may only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs. In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

Financial Condition and Results of Operations:

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$10,878	$10,459	$419	4%
Tenant reimbursements	1,705	1,777	(72)	-4%
Total revenues	12,583	12,236	347	3%
Operating expenses:
Property operating	2,202	2,274	(72)	-3%
General and administrative	2,605	1,280	1,325	104%
Acquisition costs	62	491	(429)	-87%
Depreciation and amortization	3,203	2,956	247	8%
Total operating expenses	8,072	7,001	1,071	15%
Operating income	4,511	5,235	(724)	-14%
Interest expense	(3,958)	(3,732)	226	6%
Other	(301)	(52)	249	478%
Net income from operations	252	1,451	(1,199)	-83%
Less: Net income attributable to noncontrolling interest	164	598	(434)	-72%
Income attributable to common stockholders	$88	$853	(765)	-90%

Revenues

Revenues increased approximately $0.3 million, or 3%, to $12.6 million for the three months ended June 30, 2017 from $12.2 million for the three months ended June 30, 2016. The increase is primarily due to the full quarter ownership of two income producing properties acquired during the second quarter of 2016.

Operating Expenses

Operating expenses of $8.1 million during the three months ended June 30, 2017 increased $1.1 million, or 15%, from $7.0 million for the three months ended June 30, 2016. The increase is mainly attributable to an increase in general and administrative expenses during the three-month period ended June 30, 2017.

Interest Expense

Interest expense increased $0.2 million, or 6%, to $4.0 million for the three months ended June 30, 2017 from approximately $3.7 million for the three months ended June 30, 2016. The increase is primarily due to the acquisition of two properties during the second quarter of 2016 financed from the Company’s secured revolving credit facility with Key Bank.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$21,743	$20,557	$1,186	6%
Tenant reimbursements	3,768	3,845	(77)	-2%
Total revenues	25,511	24,402	1,109	5%
Operating expenses:
Property operating	4,834	4,782	52	1%
General and administrative	4,305	3,762	543	14%
Acquisition costs	161	489	(328)	-67%
Depreciation and amortization	6,350	6,043	307	5%
Total operating expenses	15,650	15,076	574	4%
Operating income	9,861	9,326	535	6%
Interest expense	(7,905)	(7,383)	522	7%
Other	(609)	(295)	314	106%
Net income (loss) from operations	1,347	1,648	(301)	-18%
Less: Net income (loss) attributable to noncontrolling interest	550	651	(101)	-16%
Income (loss) attributable to common stockholders	$797	$997	(200)	-20%

Revenues

Revenues increased $1.1 million, or 5%, to $25.5 million for the six months ended June 30, 2017 from $24.4 million for the six months ended June 30, 2016. The increase is primarily due to the six-month ownership in 2017 of two income producing properties acquired during the second quarter of 2016.

Operating Expenses

Operating expenses of $15.7 million during the six months ended June 30, 2017 increased approximately $0.6 million, or 4%, from $15.1 million for the six months ended June 30, 2016. The increase is mainly attributable to an increase in general and administrative expenses and depreciation and amortization during the first six months of 2017.

Interest Expense

Interest expense increased $0.5 million, or 7%, to $7.9 million for the six months ended June 30, 2017 from approximately $7.4 million for the six months ended June 30, 2016. The increase is primarily due to the acquisition of two properties during the second quarter of 2016 financed from the Company’s secured revolving credit facility with Key Bank.

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

On December 2, 2015, the Company (through its Operating Partnership) entered into the Key Bank Credit Agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option. Our available liquidity at June 30, 2017 was approximately $26.7 million, consisting of cash and cash equivalents of $5.5 million and $21.1 million from our Key Bank secured revolving credit facility. As of June 30, 2017, the Company had $28.9 million of outstanding borrowings under the Key Bank Credit Agreement.

On July 27, 2017, the Company increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase may only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs. In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

Net Cash Flows:

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Operating Activities

Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2017. For the 2017 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited partnership of $8.7 million, and (ii) an increase to accounts payable and accrued expenses of $0.4 million, partially offset by (iii) an increase in other assets of $0.5 million, and (iv) an increase in rental income in excess of amounts billed of $0.1 million. Net cash provided by operating activities was $7.1 million for the six months ended June 30, 2016.  For the 2016 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited partnership of $8.5 million and (ii) an increase in other liabilities of $0.2 million partially offset by (iii) an increase in other assets of $0.8 million, (iv) a decrease to accounts payable and accrued expenses of $0.6 million and (v) an increase in rental income in excess of amounts billed of $0.2 million.

Investing Activities

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2017. For the 2017 period, cash used in investing activities resulted from (i) property improvements of approximately $6.2 million, and (ii) contract deposits of $1.7 million, partially offset by (iii) the net reimbursement of leasing and capital reserves in connection with the AIG Loan totaling $0.3 million.  Net cash used in investing activities was $31.4 million for the six months ended June 30, 2016.  For the 2016 period, cash used in investing activities resulted from (i) the acquisition of two properties for $27.0 million, (ii) property improvements of $4.1 million, and (iii) the funding of leasing and capital reserves in connection with the AIG Loan of $0.5 million, partially offset by (iv) a 2015 contract deposit of $0.2 million applied to one of the 2016 property acquisitions.

Financing Activities

Net cash used in financing activities was $11.3 million for the six months ended June 30, 2017. For the 2017 period, cash used in financing activities included (i) the payment of mortgage principal of approximately $3.5 million, including the $3.0 million scheduled prepayment in connection with the Company’s mortgage loan at 110 Old County Circle in Windsor Locks, CT, (ii) distributions to non-controlling interests totaling $4.8 million, and (iii) the payment of the Company’s fourth quarter 2016 dividend, 2016 supplemental dividend and 2017 quarterly dividends totaling $4.1 million, partially offset by (iv) proceeds from its revolving credit facility with Key Bank of $1.1 million.  Net cash provided by financing activities was $20.3 million for the six months ended June 30, 2016. For the 2016 period, cash provided by financing activities included (i) proceeds from the Company’s revolving credit facility with Key Bank of $27.8 million partially offset by (ii) the payment of the Company’s 2016 quarterly and 2015 supplemental dividends totaling $3.7 million, (iii) distributions to non-controlling interests of $2.1 million, (iv) the repurchase of shares of GTJ REIT, Inc. stock in connection with a settlement agreement for $1.2 million and (v) the payment of mortgage principal of $0.4 million.

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

The reconciliation of net income attributable to our common stockholders to EBITDA and Adjusted EBITDA for the three months and six months ended June 30, 2017 and 2016, is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2017 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$88	$853	$797	$997
Real estate depreciation	1,574	1,383	3,235	2,883
Amortization of intangible assets and deferred costs	642	639	1,276	1,414
Interest expense	2,429	2,329	4,864	4,613
EBITDA	4,733	5,204	10,172	9,907
Acquisition costs	41	323	106	322
Adjusted EBITDA	$4,774	$5,527	$10,278	$10,229

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as the extinguishment of debt and acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding certain income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments, financing costs, the amortization of stock compensation and our unrealized loss from an investment in a limited partnership which are not indicative of the results of our operating portfolio.

However, FFO, Core FFO and AFFO:

•

do not represent cash flows from operating activities in accordance with GAAP, which unlike FFO, Core FFO and AFFO generally reflect all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP; and
•	should not be considered alternatives to net income as indications of our performance.

FFO, Core FFO and AFFO may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO, Core FFO and AFFO for the three months and six months ended June 30, 2017 and 2016 is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2017 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$88	$853	$797	$997
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,560	1,365	3,076	2,707
Amortization of intangibles and deferred costs	464	492	934	1,121
Funds From Operations (“FFO”), as defined by NAREIT	2,112	2,710	4,807	4,825
Acquisition costs	41	323	106	322
Core FFO, as defined by GTJ REIT, Inc.	2,153	3,033	4,913	5,147
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(40)	(79)	(74)	(175)
Amortization of debt mark-to-market adjustments and financing costs	178	147	342	293
Unrealized loss on limited partnership investment	—	—	130	141
Amortization of stock compensation	298	156	378	247
AFFO	$2,589	$3,257	$5,689	$5,653

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2017, the remaining liability of this obligation was approximately $1.2 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2017, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  As of June 30, 2017, interest expense on our variable rate line of credit facility would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our share redemption program, which commenced its first semi-annual redemption period on June 1, 2017, may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the net asset value (NAV) per share.  Our share redemption program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time.  Specifically, we presently intend to limit the number of shares to be redeemed to no more than $1.0 million of shares in any calendar year and such repurchase is subject to funds being available.  In addition, our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, they may not receive the same price they paid for any shares of our common stock being redeemed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company's filings, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended June 30, 2017 or repurchases of shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1

Form of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1(a) to Amendment No. 1 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on October 19, 2006).

3.2(a)	Bylaws (Incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

3.2(b)	Amendment to Bylaws (Incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008).

3.2(c)	Amendment to Bylaws (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2015).

10.1	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 10, 2017	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2017	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1

Form of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1(a) to Amendment No. 1 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on October 19, 2006).

3.2(a)	Bylaws (Incorporated by reference to Exhibit 3.2 to Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

3.2(b)	Amendment to Bylaws (Incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008).

3.2(c)	Amendment to Bylaws (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2015).

10.1	GTJ REIT, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.