Form 10-Q
period 2017-09-30
GTJ REIT, Inc.
filed 2017-11-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,676,811 shares of common stock as of November 7, 2017.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$199,782	$193,855
Buildings and improvements	320,959	280,718
Total real estate, at cost	520,741	474,573
Less: accumulated depreciation and amortization	(52,443)	(45,252)
Net real estate held for investment	468,298	429,321
Cash and cash equivalents	8,767	15,932
Rental income in excess of amount billed	16,079	15,793
Acquired lease intangible assets, net	15,257	14,389
Other assets	14,424	12,492
Total assets	$522,825	$487,927
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$332,610	$335,694
Secured revolving credit facility	73,332	27,775
Accounts payable and accrued expenses	4,077	2,833
Dividends payable	1,368	1,226
Acquired lease intangible liabilities, net	6,085	6,740
Other liabilities	6,421	6,168
Total liabilities	423,893	380,436
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,676,811 and 13,618,884 shares issued and outstanding at September 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	162,973	162,356
Distributions in excess of net income	(102,797)	(98,420)
Total stockholders’ equity	60,177	63,937
Noncontrolling interest	38,755	43,554
Total equity	98,932	107,491
Total liabilities and equity	$522,825	$487,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$11,149	$10,805	$32,892	$31,362
Tenant reimbursements	2,244	1,886	6,012	5,731
Total revenues	13,393	12,691	38,904	37,093
Expenses:
Property operating expenses	2,473	2,307	7,307	7,089
General and administrative	2,482	1,414	6,787	5,111
Acquisition costs	255	36	416	525
Depreciation and amortization	3,526	3,317	9,876	9,360
Total expenses	8,736	7,074	24,386	22,085
Operating income	4,657	5,617	14,518	15,008
Interest expense	(4,099)	(3,947)	(12,004)	(11,395)
Other	30	(103)	(579)	(398)
Net income from operations	588	1,567	1,935	3,215
Less: Net Income attributable to noncontrolling interest	167	516	717	1,167
Net income attributable to common stockholders	$421	$1,051	$1,218	$2,048
Net income per common share attributable to common stockholders - basic and diluted	$0.03	$0.08	$0.09	$0.15
Weighted average common shares outstanding – basic	13,676,811	13,710,522	13,645,453	13,708,700
Weighted average common shares outstanding – diluted	13,698,294	13,710,522	13,666,936	13,708,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at December 31, 2016	$—	13,618,884	$1	$162,356	$(98,420)	$63,937	$43,554	$107,491
Common stock dividends	—	—	—	—	(5,595)	(5,595)	—	(5,595)
Stock-based compensation	—	—	—	617	—	617	—	617
Net issuance of restricted shares	—	57,927	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,516)	(5,516)
Net income from operations	—	—	—	—	1,218	1,218	717	1,935
Balance at September 30, 2017	$—	13,676,811	$1	$162,973	$(102,797)	$60,177	$38,755	$98,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$1,935	$3,215
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	7,236	6,558
Amortization of intangible assets and deferred charges	3,194	3,109
Stock-based compensation	617	457
Loss from equity investment in limited partnership	198	337
Changes in operating assets and liabilities:
Rental income in excess of amount billed	(286)	(403)
Other assets	(944)	(1,144)
Accounts payable and accrued expenses	1,243	(290)
Other liabilities	257	820
Net cash provided by operating activities	13,450	12,659
Cash flow from investing activities:
Cash paid for property acquisitions	(43,824)	(27,038)
Cash paid for property improvements	(6,978)	(5,132)
Contract deposits	(670)	(3,460)
Restricted cash	(37)	516
Net cash used in investing activities	(51,509)	(35,114)
Cash flow from financing activities:
Proceeds from revolving credit facility	45,557	27,775
Payment of mortgage principal	(3,690)	(667)
Repurchases of common stock	—	(1,227)
Cash distributions to noncontrolling interests	(5,520)	(2,715)
Cash dividends paid	(5,453)	(4,962)
Net cash provided by financing activities	30,894	18,204
Net decrease in cash and cash equivalents	(7,165)	(4,251)
Cash and cash equivalents at the beginning of period	15,932	15,005
Cash and cash equivalents at the end of period	$8,767	$10,754
Supplemental cash flow information:
Cash paid for interest	$11,288	$10,726
Taxes paid	$101	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interests in the Operating Partnership. The outstanding limited partnership interest was increased to 33.78% due to post-closing adjustments, and to 34.21% due to the redemption of certain shares of GTJ REIT, Inc. stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At September 30, 2017, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of the Company’s Series B preferred stock.

As of September 30, 2017, the Operating Partnership owned and operated 49 properties consisting of approximately 5.9 million square feet of primarily industrial and office space on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware.

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

During 2016, the Company determined that certain transactions involving the issuance of limited partnership interests of the Operating Partnership, should have resulted in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of the OP NCI attributable to limited partnership interests at the time of issuance ( the “Reallocation”).  The Company increased its APIC with an offsetting reduction to the OP NCI of approximately $23.7 million.  The Company concluded that the Reallocation adjustment is not meaningful to the Company's financial position for any of the prior periods, and the nine months ended September 30, 2016, and as such this cumulative change was recorded in the Condensed Consolidated Balance Sheets as of December

31, 2016. The Reallocation had no impact on the Condensed Consolidated Statements of Operations, Stockholders’ Equity or Cash Flows. There was no such Reallocation recorded for the nine months ended September 30, 2017.

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

Real Estate:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties, including interest expense on development properties, are capitalized. Additions, renovations, and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, above-market and in-place leases of approximately $1.5 million and $13.7 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2016, above-market and in-place leases of approximately $1.9 million and $12.5 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2017, and December 31, 2016, approximately $6.1 million and $6.7 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2017, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2017 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2017	$138	$600
2018	551	2,272
2019	560	1,956
2020	660	1,627
2021	510	1,400
2022	533	1,344
Thereafter	1,609	4,534
	$4,561	$13,733

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at September 30, 2017.

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

Property operating expense recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized as revenues in the period that the related expenses are incurred.

Earnings Per Share Information:

The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings per share. Stock option awards were included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2017, because the option awards were dilutive. Stock option awards were excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2016, because the option awards would have been anti-dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2017, and December 31, 2016, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2017, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Annual contractual rent of $9.7 million derived from five leases with the City of New York, represents approximately 22% of the Company’s total 2017 contractual rental income.

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

New Accounting Pronouncements:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies Topic 718 such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. ASU 2017-05 clarifies the scope of Subtopic 610-20 by defining the term “in substance nonfinancial asset.” If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an “in substance nonfinancial asset”. Additionally, ASU 2017-05 indicates an entity should identify each distinct nonfinancial asset (e.g., real estate and inventory) or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. ASU 2017-05 requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when two criteria are met: 1) the entity does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810, and 2) the entity transfers control of the asset in accordance with Topic 606. The effective date and transition requirements of ASU 2017-05 are the same as Topic 606.  The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The Company is currently evaluating the impact ASU 2017-05 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements as the new standard would reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for public business entities for annual periods beginning after December 15, 2017 and interim periods within those annual periods.  Early adoption is permitted.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefits reduce taxes payable in the current period. Off-balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  ASU 2016-09 also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted.  The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize at the commencement date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged.  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments, except for those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The new guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under ASU 2016-01, a reporting company will be required to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for public business entities for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2017. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to receive for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 does not apply to the Company’s lease revenues but will apply to reimbursed tenant costs after ASU 2016-02 is adopted.  Additionally, this guidance modifies disclosures regarding the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 for all entities by one year, until fiscal years beginning after December 15, 2017, with early adoption permitted but not before fiscal years beginning after December15, 2016.  Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption.  The Company believes the majority of its revenue falls outside the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively, with the cumulative effect recognized in retained earnings at the date of application.

3. REAL ESTATE:

On July 27, 2017, the Company acquired a distribution and installation training building in Cherry Hill, New Jersey for $7.6 million.  The property is leased to Sovereign Distributors, Inc. (d/b/a Avalon Flooring) for a term that expires September 30, 2031.  The purchase was financed from the Company’s secured revolving credit facility.

On August 31, 2017, the Company acquired a warehouse/distribution facility in Montgomery, New York for $36.2 million. The property is leased to FedEx Ground Package System, Inc. for a term that expires February 28, 2027.  The purchase was financed from the Company’s secured revolving credit facility.

The acquired assets and assumed liabilities for the Cherry Hill, New Jersey and Montgomery, New York properties are based on the estimated fair values at their dates of acquisition.

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during the nine months ended September 30, 2017:

Purchase Price
Allocation
Land	$5,927
Building and improvements	33,263
Acquired lease intangible assets	3,059
Other assets	1,575
Total Consideration	$43,824

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2017	December 31, 2016	Maturity
Athene Annuity & Life Company	3.00%	$15,000	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	26,789	27,424	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	9,000	3/1/2020
People’s United Bank	5.23%	2,268	2,323	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
	Subtotal	337,757	341,447
	Unamortized loan costs	(5,147)	(5,771)
	Unamortized premiums	—	18
	Total	$332,610	$335,694

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of September 30, 2017, scheduled principal repayments for the remainder of 2017, the next five years and thereafter are as follows (in thousands):

Remainder of 2017	$234
2018	42,108
2019	789
2020	8,825
2021	852
2022	1,157
Thereafter	283,792
Total	$337,757

5. SECURED REVOLVING CREDIT FACILITY:

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

On July 27, 2017, the Operating Partnership increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase may only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs.  In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility as of September 30, 2017 and December 31, 2016 were $73.3 million and $27.8 million, respectively, which are considered LIBOR rate loans.

6. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2017, and December 31, 2016, the Company had a total of 13,676,811 and 13,618,884 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2017, or December 31, 2016.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2017:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
January 31, 2017	March 31, 2017	April 12, 2017	$0.10
March 23, 2017	April 4, 2017	April 14, 2017	$0.11	(1)
June 8, 2017	June 30, 2017	July 14, 2017	$0.10
August 8, 2017	September 30, 2017	October 13, 2017	$0.10

(1)	This represents a 2016 Supplemental dividend.

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

•

the Program will be open to all stockholders (other than current directors, officers and employees, subject to certain exceptions), indefinitely with no specific end date (although the Board may choose to amend, suspend or terminate the Program at any time by providing 30 days advance notice to stockholders).

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

The first semi-annual period under the Program opened commencing on June 1, 2017, and will end on November 30, 2017.  The redemption price for the shares redeemed during the first semi-annual period will be paid by December 5, 2017.

Stock Based Compensation:

The Company had a 2007 Incentive Award Plan (the “2007 Plan”) that had intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2007 Plan provided for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may have been awarded under the 2007 Plan was 1,000,000 shares. The 2007 Plan expired by its terms on June 11, 2017, and the Company has zero shares available for future issuance of awards under the 2007 Plan.

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of September 30, 2017, the Company had 2,000,000 shares available for future issuance under the 2017 Plan.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $320,000, under the 2007 Plan. A total of 3,126 of these shares, with a value of approximately $20,000 (based upon an estimated value of $6.40 per share), were granted to non-management members of the Board, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 (based upon an estimated value of $6.40 per share), were granted to certain executives of the Company, and vested ratably over a four year period. One fourth of the shares vested on the grant date and the remaining shares vested in equal installments on the next three anniversary dates of the grant.

On June 6, 2013, the Company issued an aggregate of 9,378 restricted shares of common stock, with a value of approximately $60,000 (based upon an estimated value of $6.40 per share), under the 2007 Plan. These shares were granted to non-management members of the Board and vested immediately.

On June 4, 2014, 44,704 restricted shares of common stock, with a value of approximately $304,000 (based upon an estimated value of $6.80 per share) were granted under the 2007 Plan to certain executives of the Company. One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2014, the Company issued an aggregate of 8,820 restricted shares of common stock with a value of approximately $60,000 (based upon an estimated value of $6.80 per share) under the 2007 Plan to non-management members of the Board. The shares vested immediately upon issuance.

On March 26, 2015, the Company issued 43,010 restricted shares of common stock, with a value of approximately $400,000 (based upon an estimated value of $9.30 per share) under the 2007 Plan to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2015, the Company issued an aggregate of 16,436 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $10.65 per share) under the 2007 Plan to non-management members of the Board. The shares vested immediately upon issuance.

On March 24, 2016, the Company issued 47,043 restricted shares of common stock, with a value of approximately $489,000 (based upon an estimated value of $10.40 per share) under the 2007 Plan to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 9, 2016, the Company issued an aggregate of 14,424 restricted shares of common stock with a value of approximately $150,000 (based upon an estimated value of $10.40 per share) under the 2007 Plan to non-management members of the Board. The shares vested immediately upon issuance.

On May 22, 2017, the Company issued an aggregate of 34,482 restricted shares of common stock with a value of approximately $400,000 (based upon an estimated value of $11.60 per share) under the 2007 Plan to certain executives of the Company.  One-tenth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next nine anniversary dates of the grant.

On May 31, 2017, the Company issued an aggregate of 7,929 shares of common stock under the 2007 Plan to certain current and former executives of the Company in connection with the exercise of previously issued options.  The shares vested immediately upon issuance.

On June 8, 2017, the Company issued an aggregate of 15,516 restricted shares of common stock with a value of approximately $180,000 (based upon an estimated value of $11.60 per share) under the 2007 Plan to non-management members of the Board.  The shares vested immediately upon issuance.

Management has determined the value of a share of common stock to be $11.60 based on a valuation completed March 7, 2017, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2007 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the nine months ended September 30, 2017 and 2016, the Company’s total stock compensation expense was approximately $617,000 and $457,000, respectively. As of September 30, 2017, there was approximately $507,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2016	44,858	$9.93
New shares issued through September 30, 2017	57,927	11.60
Vested	(55,257)	11.11
Non-vested shares outstanding as of September 30, 2017	47,528	$10.67

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of September 30, 2017:

Non-vested Shares Amortization Schedule	Number of Shares
2017 (3 months)	6,270
2018	18,128
2019	10,469
2020	5,366
2021	2,755
2022	1,785
Thereafter	2,755
Total Non-vested Shares	47,528

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,483 common share equivalents in 2017 presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$421	$1,051	$1,218	$2,048
Denominator:
Weighted average common shares outstanding – basic	13,676,811	13,710,522	13,645,453	13,708,700
Weighted average common shares outstanding – diluted	13,698,294	13,710,522	13,666,936	13,708,700
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.03	$0.08	$0.09	$0.15

8. RELATED PARTY TRANSACTIONS:

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

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that was subsequently converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker. The investment is included in other assets on the condensed consolidated balance sheets.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of September 30, 2017, and December 31, 2016, the remaining liability was approximately $1.1 million and $1.2 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of September 30, 2017, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and secured revolving credit facility approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$8,767	$8,767	$15,932	$15,932
Accounts receivable	267	267	145	145
Financial liabilities:
Accounts payable and accrued expenses	$4,077	$4,077	$2,833	$2,833
Secured revolving credit facility	73,332	73,332	27,775	27,775
Mortgage notes payable	337,757	333,877	341,447	334,756
Pension withdrawal liability	1,147	1,147	1,196	1,178

11. SUBSEQUENT EVENTS:

On November 8, 2017, the Company paid a good faith deposit of $780,000, plus a $50,000 application fee to a lender in connection with a proposed mortgage loan secured by certain properties.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2017, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 5.9 million square feet of primarily industrial and office space on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware. As of September 30, 2017, our properties were 96% leased to 65 tenants, with certain tenants having lease agreements in place at multiple locations.

We focus primarily on the acquisition, ownership, management and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, income growth, and enhancing stockholder value without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K/A for the year ended December 31, 2016, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2017, there were no material changes to these policies.

Recent Developments:

Recent Acquisitions:

Cherry Hill, New Jersey

On July 27, 2017, the Company acquired a 109,771 square-foot distribution and installation training building in Cherry Hill, New Jersey for $7.6 million.  The property is leased to Sovereign Distributors, Inc. (d/b/a Avalon Flooring) for a term that expires September 30, 2031.  The purchase was financed from the Company’s secured revolving credit facility with Key Bank.

Montgomery, New York

On August 31, 2017, the Company acquired a 248,370 square-foot warehouse/distribution facility in Montgomery, New York for $36.2 million.  The property is leased to FedEx Ground Package System, Inc. for a term that expires February 28, 2027.  The purchase was financed from the Company’s secured revolving credit facility with Key Bank.

Secured Revolving Credit Facility:

On July 27, 2017, the Operating Partnership increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase may only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs. In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

Financial Condition and Results of Operations:

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$11,149	$10,805	$344	3%
Tenant reimbursements	2,244	1,886	358	19%
Total revenues	13,393	12,691	702	6%
Expenses:
Property operating expenses	2,473	2,307	166	7%
General and administrative	2,482	1,414	1,068	76%
Acquisition costs	255	36	219	608%
Depreciation and amortization	3,526	3,317	209	6%
Total expenses	8,736	7,074	1,662	23%
Operating income	4,657	5,617	(960)	-17%
Interest expense	(4,099)	(3,947)	152	4%
Other	30	(103)	(133)	-129%
Net income from operations	588	1,567	(979)	-62%
Less: Net income attributable to noncontrolling interest	167	516	(349)	-68%
Net income attributable to common stockholders	$421	$1,051	(630)	-60%

Revenues

Revenues increased approximately $0.7 million, or 6%, to $13.4 million for the three months ended September 30, 2017 from $12.7 million for the three months ended September 30, 2016. The increase is primarily due to the acquisition of two income producing properties during the third quarter of 2017.

Operating Expenses

Operating expenses of $8.7 million during the three months ended September 30, 2017 increased approximately $1.7 million, or 23%, from $7.1 million for the three months ended September 30, 2016. The increase is mainly attributable to an increase in general and administrative expenses, which includes $0.8 million of dead deal costs in connection with a potential financing, and acquisition costs related to the purchase of two income producing properties during the third quarter of 2017.

Interest Expense

Interest expense increased $0.2 million, or 4%, to $4.1 million for the three months ended September 30, 2017 from $3.9 million for the three months ended September 30, 2016. The increase is primarily due to the acquisition of two income producing properties during the third quarter of 2017 financed from the Company’s secured revolving credit facility with Key Bank.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$32,892	$31,362	$1,530	5%
Tenant reimbursements	6,012	5,731	281	5%
Total revenues	38,904	37,093	1,811	5%
Expenses:
Property operating expenses	7,307	7,089	218	3%
General and administrative	6,787	5,111	1,676	33%
Acquisition costs	416	525	(109)	-21%
Depreciation and amortization	9,876	9,360	516	6%
Total expenses	24,386	22,085	2,301	10%
Operating income	14,518	15,008	(490)	-3%
Interest expense	(12,004)	(11,395)	609	5%
Other	(579)	(398)	181	45%
Net income from operations	1,935	3,215	(1,280)	-40%
Less: Net income attributable to noncontrolling interest	717	1,167	(450)	-39%
Net income attributable to common stockholders	$1,218	$2,048	(830)	-41%

Revenues

Revenues increased $1.8 million, or 5%, to $38.9 million for the nine months ended September 30, 2017 from $37.1 million for the nine months ended September 30, 2016. The increase is primarily due to the nine-month ownership in 2017 of two income producing properties acquired during the second quarter of 2016, and the purchase of two income producing properties during the third quarter of 2017.

Operating Expenses

Operating expenses of $24.4 million for the nine months ended September 30, 2017 increased $2.3 million, or 10%, from $22.1 million for the nine months ended September 30, 2016. The increase is mainly attributable to increases to general and administrative expenses, including professional fees in connection with the Company’s Share Redemption Program and $0.8 million of dead deal costs in connection with a potential financing.

Interest Expense

Interest expense increased $0.6 million, or 5%, to $12.0 million for the nine months ended September 30, 2017 from $11.4 million for the nine months ended September 30, 2016. The increase is primarily due to the acquisition of two income producing properties during the second quarter of 2016, and two income producing properties during the third quarter of 2017, financed from the Company’s secured revolving credit facility with Key Bank.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of property operating expenses, which include real estate taxes, repairs and maintenance, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, leasing and acquisition costs, which include third-party costs paid to brokers and consultants, and principal payments and interest expense on our mortgage loans.

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining loans secured by our unencumbered properties, and property sales.

On December 2, 2015, the Company (through its Operating Partnership) entered into the Key Bank Credit Agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option, subject to certain other customary conditions. On July 27, 2017, the Operating Partnership increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase may only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs. In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

Our available liquidity at September 30, 2017 was approximately $23.5 million, consisting of cash and cash equivalents of $8.8 million and $14.7 million from our Key Bank secured revolving credit facility. As of September 30, 2017, the Company had $73.3 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Operating Activities

Net cash provided by operating activities was $13.5 million for the nine months ended September 30, 2017. For the 2017 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited partnership of approximately $13.2 million, (ii) an increase to accounts payable and accrued expenses of $1.2 million, and (iii) an increase in other liabilities of $0.3 million, partially offset by (iv) an increase in other assets of $0.9 million, and (v) an increase in rental income in excess of amounts billed of $0.3 million. Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2016.  For the 2016 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited partnership of $13.7 million, and (ii) an increase in other liabilities of $0.8 million, partially offset by (iii) an increase in other assets of $1.1 million, (iv) a decrease to accounts payable and accrued expenses of $0.3 million, and (v) an increase in rental income in excess of amounts billed of $0.4 million.

Investing Activities

Net cash used in investing activities was $51.5 million for the nine months ended September 30, 2017. For the 2017 period, cash used in investing activities resulted from (i) the acquisition of two income producing properties totaling $43.8 million, (ii) property improvements of $7.0 million, and (iii) net contract deposits of $0.7 million.  Net cash used in investing activities was $35.1 million for the nine months ended September 30, 2016.  For the 2016 period, cash used in investing activities resulted from (i) the acquisition of two income producing properties totaling $27.0 million, (ii) property improvements of $5.1 million, and (iii) net contract deposits of $3.5 million, partially offset by (iv) the net release of leasing and capital reserves in connection with the AIG Loan of $0.5 million.

Financing Activities

Net cash provided by financing activities was $30.9 million for the nine months ended September 30, 2017. For the 2017 period, cash provided by financing activities included (i) proceeds from the Company’s revolving credit line facility with Key Bank of $45.6 million, partially offset by (ii) distributions to non-controlling interests totaling $5.5 million, (iii) the payment of the Company’s fourth quarter 2016 dividend, 2016 supplemental dividend and 2017 quarterly dividends totaling $5.5 million, and (iv) the payment of mortgage principal of approximately $3.7 million, including the $3.0 million scheduled prepayment in connection with the Company’s mortgage loan at 110 Old County Circle in Windsor Locks, CT.  Net cash provided by financing activities was $18.2 million for the nine months ending September 30, 2016. For the 2016 period, cash provided by financing activities included (i) proceeds from the Company’s revolving credit line facility with Key Bank of $27.8 million, partially offset by (ii) the payment of the Company’s 2016 quarterly and 2015 supplemental dividends totaling $5.0 million, (iii) distributions to non-controlling interests of $2.7 million, (iv) the repurchase of shares of GTJ REIT, Inc. stock in connection with a settlement agreement for $1.2 million and (v) the payment of mortgage principal of $0.7 million.

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

Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, acquisition costs and dead deal costs in connection with a potential financing have been excluded from Adjusted EBITDA in order to assist with measuring core real estate operating performance.

The reconciliation of net income attributable to our common stockholders to EBITDA and Adjusted EBITDA for the three months and nine months ended September 30, 2017 and 2016, is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2017 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$421	$1,051	$1,218	$2,048
Real estate depreciation	1,670	1,670	4,905	4,554
Amortization of intangible assets and deferred costs	825	631	2,101	2,046
Interest expense	2,502	2,451	7,367	7,063
EBITDA	5,418	5,803	15,591	15,711
Acquisition costs	168	23	274	345
Dead deal costs	506	—	506	—
Adjusted EBITDA	$6,092	$5,826	$16,371	$16,056

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding certain income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments, financing costs, the amortization of stock compensation, our unrealized loss from an investment in a limited partnership, and dead deal costs in connection with a potential financing, which are not indicative of the results of our operating portfolio.

However, FFO, Core FFO and AFFO:

•

do not represent cash flows from operating activities in accordance with GAAP, which unlike FFO, Core FFO and AFFO, generally reflect all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP; and
•	should not be considered alternatives to net income as indications of our performance.

FFO, Core FFO and AFFO may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO, Core FFO and AFFO for the three months and nine months ended September 30, 2017 and 2016 is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2017 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$421	$1,051	$1,218	$2,048
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,656	1,574	4,732	4,280
Amortization of intangibles and deferred costs	628	482	1,562	1,603
Funds From Operations (“FFO”), as defined by NAREIT	2,705	3,107	7,512	7,931
Acquisition costs	168	23	274	345
Core FFO, as defined by GTJ REIT, Inc.	2,873	3,130	7,786	8,276
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(113)	(90)	(188)	(265)
Amortization of debt mark-to-market adjustments and financing costs	197	149	539	442
Unrealized loss on limited partnership investment	—	80	130	222
Amortization of stock compensation	77	54	455	301
Dead deal costs	506	—	506	—
AFFO	$3,540	$3,323	$9,228	$8,976

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of September 30, 2017, the remaining liability of this obligation was approximately $1.1 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of September 30, 2017, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $88.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  As of September 30, 2017, interest expense on our variable rate line of credit facility would increase by as much as $880,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company's filings, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended September 30, 2017 or repurchases of shares of its common stock.

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

10.1

First Amendment to Credit Agreement and Other Loan Documents, dated June 30, 2016, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, KeyBank National Association and the other lending institutions party thereof (filed herewith).

10.2

Second Amendment to Credit Agreement and Other Loan Documents, dated July 27, 2017, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, KeyBank National Association and the other lending institutions party thereof (schedule has been omitted, and the Company agrees to furnish supplementally to the SEC a copy of the omitted schedule upon request) (filed herewith).

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

GTJ REIT, INC.

Dated: November 9, 2017	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	/s/ Ben Zimmerman
Ben Zimmerman Chief Financial Officer (Principal Financial and Accounting Officer)