Form 10-K
period 2017-12-31
GTJ REIT, Inc.
filed 2018-03-29
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A. There is no established public market for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 22, 2018, there were 13,589,125 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” “seek,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	changes in economic conditions generally and the real estate market specifically;
•	legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);
•	availability of capital;
•	interest rates;
•	our ability to service our debt;
•	competition;
•	supply and demand for operating properties in our current and proposed market areas;
•	changes to generally accepted accounting principles;
•	policies and guidelines applicable to REITs; and
•	litigation including costs associated with the prosecuting or defending claims and any adverse outcomes.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements, unless otherwise required by law.

PART I

ITEM 1. BUSINESS

Overview

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our,” or “GTJ REIT”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of the date of this report, owns and operates, through GTJ Realty, LP, a limited partnership owned and controlled by the Company (the “Operating Partnership”) a total of 49 commercial properties in New York, New Jersey, Connecticut, and Delaware. We focus primarily on the acquisition, ownership, management and operation of commercial real estate. We previously provided, through our taxable REIT subsidiaries, outdoor maintenance and shelter cleaning services, as well as electrical construction services. These operations have all been disposed.

The Company was incorporated on June 26, 2006 in Maryland. On March 29, 2007, the Company completed a merger transaction with Triboro Coach Corp., Jamaica Central Railways, Inc., and Green Bus Lines, Inc., (together collectively referred to as the “Bus Companies”). The effect of the merger transaction was to complete a reorganization (the “Reorganization”) of the ownership of the Bus Companies into GTJ REIT, with the former stockholders of the Bus Companies becoming stockholders in GTJ REIT. The Company then commenced operations as a fully integrated real estate company, and elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), effective July 1, 2007.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.35% due to the redemption of certain outstanding shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the acquisition of six properties in 2014, seven in 2015, two properties in 2016, and two in 2017, the Company currently beneficially owns a 65.65% interest in a total of 49 properties consisting of approximately 5.9 million square feet of primarily industrial properties on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware.

•	Our 2018 contractual rental income (as described below) is approximately $45.8 million;
•	The occupancy rate of our properties owned as of December 31, 2017, is approximately 98% based on square footage, plus land available;
•	The weighted average remaining term of the leases generating our 2018 contractual rental income is 6.4 years.

Our 2018 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2018 under leases existing at December 31, 2017. Contractual rental income excludes straight-line rent and amortization of intangibles.

2017 Highlights

•	Total revenues were $53.2 million in 2017, an increase of $3.5 million, or 7%, from 2016.
•	Operating Income increased $0.5 million, or 3%, to $20.5 million in 2017 from $20.0 million in 2016.
•	Completed approximately 634,558 square feet of new leasing and renewals of existing leases during 2017.
•	Net income from operations decreased $0.5 million to $3.6 million in 2017 from $4.1 million in 2016.
•	Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased to $12.8 million in 2017 from $11.7 million in 2016.
•	EBITDA (earnings before interest, taxes, depreciation and amortization) attributable to our stockholders increased to $22.7 million in 2017 from $21.3 million in 2016.
•

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of AFFO and EBITDA to net income attributable to common stockholders.

Description of Business

We intend to further expand our real estate portfolio beyond our current portfolio of 49 properties. We seek to acquire commercial real estate at favorable prices, focusing on the industrial product sector. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the ability and flexibility to move quickly when an opportunity presents itself.

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

To the extent it is in the best interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide current cash distributions to stockholders.

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

Decisions relating to the purchase or sale of properties are approved by our Board of Directors (the “Board of Directors” or “Board”). Our Board is responsible for monitoring the administrative procedures, investment operations, and performance of our Company to ensure our policies are carried out. Our Board oversees our investment policies to determine that our policies are in the best interests of our stockholders.

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

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 85% of our 2018 contractual rental income expire after 2019, and leases representing approximately 6% of our 2018 contractual rental income expire after 2027; and

•

Scheduled rent increases. Leases representing approximately 83% of our 2018 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

We anticipate that the purchase price of properties we acquire will vary depending on the general interest rate environment and availability of credit in addition to tenant profile, value of leases in place, property condition, size and location. We are not specifically limited in the number or size of properties we may acquire. The number and mix of properties we may acquire will depend upon existing real estate and market conditions and other relevant circumstances. Our operating costs will vary based on the amount of debt we incur in connection with financing the acquisition. It is difficult to predict the actual number or timing of properties that we will acquire because the purchase price of properties vary widely and our investment in each will vary based on the amount and cost of debt financing we use.

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

Competitive Strengths

We compete for the purchase of commercial property with a variety of investors, including domestic and foreign entities, other REITs, insurance companies, and pension funds, as well as corporate and individual developers and owners of real estate, some of which are publicly traded. We believe that our investment strategy and operating model distinguish us from other owners, operators and acquirers of industrial real estate in a number of ways, including:

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

•	Experienced Management Team: The two senior members of our management team have significant real estate industry experience, each averaging in excess of 30 years.

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

If we sell any of the 25 properties we acquired in the January 2013 transaction prior to January 2020, we may be required to pay the former Wu/Lighthouse partners certain monies as set forth in the Tax Protection Agreement.

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

Employees

As of December 31, 2017, we had a total of 13 employees, 12 of whom are full time, who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good.

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

Our Corporate Information

Our principal executive offices are located at 60 Hempstead Avenue, Suite 718, West Hempstead, New York 11552. Our telephone number is (516) 693-5500. Our website is www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the Securities and Exchange Commission (“SEC”).

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

ITEM 1A. RISK FACTORS

You should carefully consider the specific factors listed below, together with the cautionary statement under the caption “Forward Looking-Statements” and the other information included in this Annual Report on Form 10-K. If any of the following significant risk factors set forth below actually occur, our business, financial condition, or results of operation could be materially adversely affected and the value of our common stock could decline and potentially affect our ability to pay dividends and distributions.

Risks Related to our Organization and Structure

Our failure to continue to qualify as a REIT would subject us to corporate level income tax, which would materially impact funds available for distribution.

We intend to continue to operate in a manner so as to qualify as a REIT. Qualifying as a REIT requires us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are fact specific. Therefore, while we intend to continue to qualify as a REIT, it may not be possible at this time to assess our ability to satisfy these various tests on a continuing basis. Additionally, we cannot guarantee that we will remain qualified as a REIT in the future.

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

To continue to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

Risks Related to Our Business and Properties

We depend upon our tenants to pay rent in a timely manner, and their inability or unwillingness to pay rent could impact our ability to pay our indebtedness, leading to possible defaults, and reduce cash available for distribution to our stockholders.

Our real property, particularly those we may purchase in the future, will be subject to varying degrees of risk that generally arise from such ownership. The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability or unwillingness to do so may be impacted by the profitability of our tenants’ businesses or other constraints on their finances. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and consequently would substantially reduce our income from operations and our ability to meet our debt service requirements and make distributions to our stockholders.

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

Approximately 37% of our 2018 contractual rental income and 35% of our 2017 contractual rental income is derived from leases with the City of New York for five locations, three leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant default or financial distress could significantly reduce our revenues.

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

Our performance and our ability to make distributions to our stockholders and the value of our securities are subject to general economic conditions and risks associated with our real estate assets.

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

Terrorist attacks and other acts of violence or war may affect the value of the Company's common stock, the industry in which we conduct our operations and our profitability.

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

We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be prepared and conducted by individuals as well as by sophisticated groups/organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could have a material adverse effect on our business, financial condition and results of operations.

Political and economic uncertainty could have an adverse effect on our business.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty poses a risk to us in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets generally or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with other owners, operators and developers of real estate, some of which own properties similar to ours in the same markets and submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flows, cash available for distribution, value of our securities and ability to satisfy our debt service obligations could be materially adversely affected.

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

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its lease, resulting in an inability to collect balances due on our leases.

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

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties will be subject to the Americans with Disabilities Act of 1990 (“ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to stockholders.

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

Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Our officers and directors are expected to disclose, in a timely and fair manner, such instances, and we require that potential conflicts be brought to the attention of our Board of Directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only two officers and directors conduct a real property business apart from their activities with us. These individuals are Paul Cooper, our Chairman, Chief Executive Officer, and Director, and Louis Sheinker, our President, Chief Operating Officer, Secretary, and Director.

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

Our stockholders’ interests may be diluted by issuances under our 2007 Incentive Award Plan and 2017 Incentive Award Plan and other common stock or preferred stock issuances, which could result in lower returns to our stockholders.

We had a 2007 Incentive Award Plan that provided for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may have been awarded under the 2007 Incentive Award Plan was 1,000,000 shares.  The 2007 Incentive Award Plan expired by its terms on June 11, 2017, and there are non-vested shares and unexercised options outstanding that were granted under the 2007 Incentive Award Plan.

We have adopted the 2017 Incentive Award Plan, under which 2,000,000 shares of common stock are reserved for issuance, and under which we may grant stock, stock units, incentive stock options, non-qualified stock options, and stock appreciation rights to our officers, employees, consultants, and directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders’ investments.

In addition, our Board of Directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock, or shares of preferred stock on which it can set the terms, and to raise capital through the issuance of options, warrants and other rights, on terms and for consideration as the Board of Directors in its sole discretion may determine, subject to certain restrictions in our charter. Any such issuance could result in dilution to stockholders. The Board of Directors may, in its sole discretion, authorize us to issue common stock or other interests or our securities to persons from whom we purchase real property or other assets, as part or all of the purchase price. The Board of Directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of property or services provided, or to be provided, to us.

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

Our stockholders are limited in their ability to sell shares of common stock pursuant to our share redemption program. Stockholders may not be able to sell any shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid.

Our share redemption program, which commenced its first semi-annual redemption period on June 1, 2017, may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the net asset value (“NAV”) per share.  Our share redemption program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time.  Specifically, we presently intend to limit the number of shares to be redeemed to no more than $1.0 million of shares in any calendar year and such repurchase is subject to funds being available.  In addition, our Board of Directors reserves the right to amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, they may not receive the same price they paid for any shares of our common stock being redeemed.

On May 10, 2017, our Board of Directors approved an estimated per share NAV of our common stock of $13.94 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2016.  On December 5, 2017, we redeemed 79,681 shares of our common stock pursuant to our share redemption program, at a redemption price of $12.55 per share (90% of the NAV per share), for aggregate consideration of $999,996.55.  The Company received redemption requests during the most recent semi-annual period (June 1, 2017 to November 30, 2017) exceeding the share redemption program’s $1 million per year limit.  As a result, we were unable to purchase all shares presented for redemption.  We honored the requests we received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the share redemption program, subject to giving certain priorities in accordance with the share redemption program.  The Company will treat any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.  The next redemption period will be December 1, 2017 to May 31, 2018.  On March 22, 2018, the Company received its annual valuation as of December 31, 2017. Our Board of Directors approved an estimated per share NAV of our common stock of $14.36 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2017. The annual valuation resulted in an adjustment to the redemption price under the share redemption program from $12.55 to $12.92 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 27, 2018, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $12.92 per share will be effective with respect to share redemption requests submitted from December 1, 2017 until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

The terms of our share redemption program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. The estimated NAV per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated NAV per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our share redemption program might reflect a premium to our NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

In determining NAV per share, we relied upon a valuation of our properties as of December 31, 2017. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2017. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2017. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2017 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Tax Risks Related to our Business and Structure

The requirement to distribute at least 90% of our taxable REIT income may require us to incur debt, sell assets, or issue additional securities for cash, which would increase the risks associated with your investment.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our taxable REIT income, other than any capital gains. To the extent that we distribute at least 90% but less than 100% of our taxable income in a calendar year, we will incur no federal corporate income tax on our distributed net income, but will incur a federal corporate income tax on any undistributed amounts. In addition, we will incur a 4% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount required. We intend to distribute at least 90% of our taxable income to our stockholders each year so that we will satisfy the distribution requirement and avoid the 4% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. In the event that we do not distribute 100% of our taxable income, we will be subject to taxation at the REIT level on the amount of undistributed taxable income and to the extent we distribute such amount, you will be subject to taxation on it at the stockholder level.

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

The requirements for qualification as a REIT are complex and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our stockholders will not be deductible by us and we will be subject to a corporate level tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the Tax Cuts and Jobs Act), on our taxable income at regular corporate rates, substantially reducing our cash available to make distributions to our stockholders. In addition, if we failed to maintain our qualification as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

The recently enacted Tax Cuts and Jobs Act (the “Act”) is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Act on the overall economy, government revenues, our tenants, our company, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Act may impact certain of our tenants’ operating results, financial condition, and future business plans. There can be no assurance that the Act will not impact our operating results, financial condition, and future business operations.

The Act signed into law by the President on December 22, 2017, makes significant changes to the Code, including changes that impact REITs and their shareholders, among others. In particular, the Act reduces the maximum corporate tax rate from 35% to 21%. In addition, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. However, by reducing the corporate tax rate, it is possible that the Act will nevertheless reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. Although certain changes to the Code are generally advantageous to REITs and their shareholders, the full ramifications of the Act remain unclear and will likely remain unclear for an indeterminate period of time. Key provisions of the Act that could impact us and the value of our shares include the following:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate is reduced from 39.6% to 37% (through tax years beginning before January 1, 2026), while eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

•	reducing the maximum corporate income tax rate from 35% to 21%, which reduces, but does not eliminate, the competitive advantage that REITs enjoy relative to non-REIT corporations;
•

permitting (subject to certain limitations) a deduction for certain pass-through business income, including, as noted above, dividends received by our stockholders that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts, generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends, if the deduction is allowed in full (through tax years beginning before January 1, 2026);

•

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•

limiting our deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction), where taxable income is determined without regarding to the net operating loss deduction itself, and generally eliminating net operating loss carrybacks and allowing unused net operating losses to be carried forward indefinitely;

•

amending the limitation on the deduction of net interest expense for all businesses, other than certain electing real estate businesses (which could adversely affect any of our taxable REIT subsidiaries (each, a “TRS”), including any new TRS that we may form);

•	expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and
•	eliminating the corporate alternative minimum tax.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the value of our common stock.

The Act provides a deduction to non-corporate taxpayers (e.g., individuals, trusts and estates) of 20% on dividends paid by a REIT that are not classified as capital gains. This provides closer parity between the treatment under the new law of ordinary REIT dividends and qualified dividends. The new law also provides for a maximum individual marginal tax rate on ordinary income, without regard to the effect of this deduction, of 37%. For non-corporate taxpayers, this would reduce the maximum marginal tax rate on ordinary REIT dividends to 33.4% (including the 3.8% Medicare tax that is applied before the 20% deduction.). The new tax law’s 20% deduction on dividends paid by a REIT to non-corporate taxpayers and the reduced individual tax rates are scheduled to sunset for tax years beginning after 2025, absent further legislation.

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

We may decide to acquire certain properties using a joint venture structure. Joint venture investments may involve risks not present in a direct acquisition, including, for example:

•	the risk that our co-venturer or partner in an investment might become unable to provide the required capital;
•	the risk that such co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;
•	the risk that such co-venturer or partner may be in a position to take or request action contrary to our objectives, such as selling a property at a time which we believe to be suboptimal; or
•	the risk that we may not have sufficient financial resources to exercise any right of first refusal to purchase our co-venturer or partner’s interest.

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

Additionally, when providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may also contain covenants that limit our ability to further leverage a property. Our credit facility with Key Bank contains various affirmative and negative covenants, including, among others, with respect to liquidity, minimum occupancy, total indebtedness and minimum net worth. These or other limitations may limit our flexibility and our ability to achieve our operating plans. Our failure to meet such restrictions and covenants may result in an event of default under our line of credit and result in the foreclosure of some or all of our properties.

As we incur indebtedness which may be needed for operations, we increase expenses which could result in a decrease in cash available for distribution to our stockholders.

Debt service payments decreases cash available for distribution. In the event the fair market value of our properties was to increase, we could incur more debt without a commensurate increase in cash flow to service the debt.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the value of our common stock.

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

We presently have seven members of our Board of Directors. Each director has or will have a three-year term. Accordingly, in order to change a majority of our Board of Directors, a third party would have to wage a successful proxy contest in two successive years, which is a situation that may deter proxy contests.

Certain provisions of our charter make stockholder action more difficult, which could deter changes beneficial to our stockholders.

We have certain provisions in our charter and bylaws that require super-majority voting and regulate the opportunity to nominate directors and to bring proposals to a vote by the stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 49 properties as of December 31, 2017 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,259	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,247	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	128,564	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,000	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,115	21.1
4 Corporate Place, Piscataway, NJ	Industrial	137,203	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,000	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Office	66,000	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
8 Farm Springs Road, Farmington, CT	Office	107,654	10.5
110 Old County Circle, Windsor Locks, CT	Industrial	226,661	15.6
229 Old County Road, Windsor Locks, CT (2)	Land	—	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1

Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
Total		5,900,175	399.7

(1)	The square footage reflects the total leased area of land or land and building.
(2)	83,200 square foot of ground up construction in progress

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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2017:

Year of Lease Expiration(1)	Number of Expiring Leases	Square Foot of Expiring Leases	2018 Contractual Rental Income Under Expiring Leases	Percent of 2018 Contractual Rental Income Represented by Expiring Leases
2018	3	284,627	$1,797,487	4%
2019	8	804,294	5,140,078	11%
2020	7	319,276	3,246,714	7%
2021	9	573,681	4,450,089	10%
2022	6	628,119	1,985,132	4%
2023	7	918,988	6,729,191	15%
2024	4	93,000	1,244,317	3%
2025	5	768,026	2,716,375	6%
2026	4	104,166	928,919	2%
2027	7	813,747	14,687,019	32%
2028 and after	6	426,208	2,830,465	6%
	66	5,734,132	$45,755,786	100%

(1)Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2017:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2018 Contractual Rental Income	Percent of 2018 Contractual Rental Income
NYC, NY	Industrial	10	8	$18,698,119	41%
New York	Industrial/Retail	20	11	7,609,232	17%
Connecticut	Industrial/Office	16	16	8,279,123	18%
New Jersey	Industrial/Office	19	13	10,120,816	22%
Delaware	Industrial	1	1	1,048,496	2%
Total		66	49	$45,755,786	100%

Financing, Re-Renting and Disposition of Our Properties

We may borrow funds on a secured and unsecured basis and intend to do so in the future. We also mortgage specific properties on a non-recourse basis subject to industry standard carve-outs, to enhance the return on our investment. The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes. Net proceeds received from the sale of a property are generally required to be used to repay amounts outstanding under debt secured by the property sold. See Note 4. “Mortgage Notes Payable” and Note 5. “Secured Revolving Credit Facility” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Real Property Used By Us in Our Businesses

The real property used by us as of December 31, 2017, for the day to day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$ 24,835/ 12/31/2020	Executive Offices

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

Outstanding Common Stock and Holders

As of March 22, 2018, we had 13,589,125 shares issued and outstanding, held by approximately 557 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 22, 2018, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2018, to common stockholders of record as of the close of business on March 31, 2018, payable on April 13, 2018. On March 22, 2018, our Board of Directors declared a supplemental cash dividend of $0.08 per share of common stock, payable with respect to the year ended December 31, 2017, to stockholders of record as of the close of business on March 31, 2018, payable on April 16, 2018. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2017 and 2016:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2017	Regular	11/7/2017	1/15/2018	0.10

9/30/2017	Regular	8/8/2017	10/13/2017	0.10

6/30/2017	Regular	6/8/2017	7/14/2017	0.10

4/4/2017	Supplemental	3/23/2017	4/14/2017	0.11

3/31/2017	Regular	1/31/2017	4/12/2017	0.10

12/31/2016	Regular	11/8/2016	1/13/2017	0.09

09/30/2016	Regular	8/9/2016	10/11/2016	0.09

06/30/2016	Regular	6/9/2016	7/15/2016	0.09

4/10/2016	Regular	3/24/2016	04/15/2016	0.09

We have determined for income tax purposes that the 2017 regular dividends were considered ordinary dividends. The total distributions paid in 2017 were the result of cash flow from operations.

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

Our common stock is currently not registered under Section 12 of the Exchange Act and there is no established public market for shares of our common stock. In order to provide our stockholders with interim liquidity, on November 8, 2016, the Board of Directors approved a share redemption program (the “Program”) authorizing redemption of the Company’s shares of common stock (the “Shares”), subject to certain conditions and limitations. The following is a summary of terms and provisions of the Program:

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

Pursuant to the Program, on December 5, 2017, the Company redeemed 79,681 Shares at a redemption price of $12.55 per Share, for aggregate consideration of $999,997.  The Company received redemption requests during the most recent semi-annual period (June 1, 2017 to November 30, 2017) exceeding the Program’s $1 million per year limit.  As a result, the Company was unable to purchase all Shares presented for redemption.  The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program.  The Company will treat any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.

The next redemption period will be December 1, 2017 to May 31, 2018.  On March 22, 2018, the Company received its annual valuation as of December 31, 2017.  The annual valuation resulted in an adjustment to the redemption price under the Program from $12.55 to $12.92 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 27, 2018 and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $12.92 per share will be effective with respect to share redemption requests submitted from December 1, 2017 until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

On November 13, 2017, the Company purchased 3,005 shares of GTJ REIT, Inc. common stock for $37,713 from a former employee in connection with a separation agreement. These shares, along with the 79,681 purchased pursuant to the Program, were subsequently retired.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Forward-Looking Statements” and under “Risk Factors.” You should read the following discussion in conjunction with our consolidated financial statements and notes appearing elsewhere in this filing. Past performance is not a guarantee of future results. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, unless otherwise required by law.

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2017, we owned 49 properties, which are predominately industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of our consolidated financial statements. These businesses were all disposed in 2012 and 2013.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.35% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  As a result of the transaction, as well as the six properties acquired in 2014, seven properties in 2015, two properties in 2016, and two properties in 2017, we currently beneficially own a 65.65% interest in the 49 property portfolio, consisting of approximately 5.9 million square feet of industrial, warehouse, office, retail and other properties on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period.

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to our long-lived assets at December 31, 2017.

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

Stock-Based Compensation:

We account for stock based compensation in accordance with ASC 718, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

Summary of Operations

Results of Operations:

Year Ended December 31, 2017 as compared with Year Ended December 31, 2016

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Rental income	$44,713	$41,965	$2,748	7%
Tenant reimbursements	8,459	7,732	727	9%
Total revenues	53,172	49,697	3,475	7%
Expenses:
General and administrative expenses	8,802	7,232	1,570	22%
Acquisition costs	446	561	(115)	-20%
Property operating expenses	9,897	9,335	562	6%
Depreciation and amortization	13,501	12,581	920	7%
Total operating expenses	32,646	29,709	2,937	10%
Operating income	20,526	19,988	538	3%
Other expense:
Interest expense	(16,389)	(15,334)	1,055	7%
Other	(541)	(514)	27	5%
Net income from operations	3,596	4,140	(544)	-13%
Net income attributable to noncontrolling interest	1,247	1,506	(259)	-17%
Net income attributable to common stockholders	$2,349	$2,634	$(285)	-11%

Property Rental Revenues

Property rental revenue increased $2.7 million, or 7%, to $44.7 million for the year ended December 31, 2017 from $42.0 million for the year ended December 31, 2016. This increase is primarily attributable to the acquisition of two income producing properties during 2017, and the full year ownership in 2017 of two income producing properties acquired in 2016.

Tenant Reimbursements

Tenant reimbursements increased $0.7 million, or 9%, to $8.4 million for the year ended December 31, 2017 from $7.7 million for the year ended December 31, 2016. This increase is primarily attributable to the acquisition of two income producing properties during 2017, and the full year ownership in 2017 of two income producing properties acquired in 2016.

Operating Expenses

Operating expenses increased $3.0 million, or 10%, to $32.7 million for the year ended December 31, 2017 from $29.7 million for the year ended December 31, 2016. The increase is mainly attributable to an increase to depreciation expense of $0.9 million and increases to general and administrative expenses of $1.6 million, which includes professional fees in connection with the Company’s Share Redemption Program and $0.8 million of deal pursuit costs in connection with a potential financing.

Interest Expense

Interest expense increased $1.1 million, or 7%, to $16.4 million for the year ended December 31, 2017 from $15.3 million for the year ended December 31, 2016. The increase is primarily due to the debt service associated with the financing of two property acquisitions in 2016 and two property acquisitions in 2017 from the Company’s secured revolving credit facility with Key Bank.

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

On December 2, 2015, the Operating Partnership entered into a credit agreement with Key Bank for a $50.0 million secured revolving credit facility with an initial term of two years, with a one-year extension option. The secured revolving credit facility was subsequently increased to $55.0 million and the Operating Partnership exercised its option to extend the term to June 30, 2019.  Our available liquidity at December 31, 2017 was approximately $23.0 million, consisting of cash and cash equivalents of $8.4 million and $14.6 million from our Key Bank secured revolving credit facility. As of December 31, 2017, the Company had $35.9 million of outstanding borrowings on its secured revolving credit facility.

We expect to meet substantially all of our operating cash requirements (including dividend payments required to maintain our REIT status and an estimated $0.8 million of 2018 principal mortgage debt amortization) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. We expect to satisfy maturities of mortgage principal in 2018 of $41.3 million through our secured revolving credit facility and refinancing some of our real estate assets. Additionally, in the normal course of our business, we may sell properties when we determine that it is in our best interests, which also generates additional liquidity.

Net Cash Flows

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Operating Activities

Net cash provided by operating activities was $17.5 million for 2017 compared to $16.9 million for 2016. For the 2017 period, cash provided by operating activities included (i) net income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and a loss from the Company’s investment in a limited liability partnership of $18.3 million, (ii) an increase in other liabilities of $0.9 million, and (iii) an increase to accounts payable and accrued expenses of $0.8 million offset by (iv) an increase in other assets of $1.3 million and (v) an increase in restricted cash of $1.2 million. 2016 net cash provided by operating activities of $16.9 million included (i) net income before depreciation, amortization, and stock compensation, rental income in excess of amounts billed and a loss from the Company’s investment in a limited partnership of $17.4 million, (ii) an increase in other liabilities of $0.5 million, and (iii) an increase to accounts payable and accrued expenses of $0.3 million, partially offset by (iv) an increase in other assets of $1.3 million.

Investing Activities

Net cash used in investing activities was $52.6 million for the year ended December 31, 2017 compared to $32.0 million for the year ended December 31, 2016. For the 2017 period, cash used in investing activities resulted from (i) the acquisition of two properties totaling $43.8 million, (ii) property improvements of $8.4 million, and (iii) contract deposit of $0.7 million for the potential acquisition of a property, offset by (iv) a decrease in restricted cash of $0.3 million.  For the 2016 period, net cash used in investing activities resulted from (i) the acquisition of two properties totaling $27.0 million, and (ii) property improvements of $6.5 million, offset by (iii) the release of a $1.0 million certificate of deposit in connection with the completion of certain site improvements at 20 East Halsey Road in Parsippany, New Jersey, (iv) the net release of leasing and capital reserves in connection with the AIG Loan of $0.3 million, and (v) the application of contract deposit of $0.2 million for a property acquired in 2016.

Financing Activities

Net cash provided by financing activities was $27.7 million for the year ended December 31, 2017 compared to $16.0 million for the year ended December 31, 2016. For the 2017 period, net cash provided by financing activities included (i) proceeds from the Company’s revolving credit facility with Key Bank of $45.5 million, and (ii) proceeds of $39.0 million from mortgage notes payable, offset by (iii) financing costs of $1.4 million from mortgage notes payable, (iv) the pay down of $37.5 million of the Company’s revolving credit facility, (v) the payment of the Company’s quarterly and 2016 supplemental dividends totaling $6.8 million, (vi) distributions to non-controlling interests of $6.2 million, (vii) the repurchase of shares of GTJ REIT, Inc. common stock of $1.0 million and (viii) the payment of mortgage principal of $3.9 million. For the 2016 period, net cash provided by financing activities included (i) proceeds from the Company’s revolving credit facility with Key Bank of $27.8 million, partially offset by (ii) the payment of the Company’s quarterly and 2015 supplemental dividends totaling $6.2 million, (iii) distributions to non-controlling interests of $3.4 million, (iv) the repurchase of shares of GTJ REIT, Inc. common stock of $1.2 million and (v) the payment of mortgage principal of $0.9 million.

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

Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, acquisition costs and the write off of deal pursuit costs have been excluded from Adjusted EBITDA in order to assist with measuring core real estate operating performance.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA attributable to our common stockholders is as follows (in thousands) (All amounts are net of noncontrolling interest):

	2017	2016
Net income attributable to common stockholders	$2,349	$2,634
Real estate depreciation	6,678	6,147
Amortization of intangible assets and deferred costs	2,807	2,662
Interest expense	10,034	9,505
EBITDA	21,868	20,948
Acquisition costs	292	369
Write off of deal pursuit costs	506	—
Adjusted EBITDA	$22,666	$21,317

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight lined rent, amortization of lease intangibles, mark to market debt adjustments, financing costs, our unrealized loss from an investment in a limited partnership, amortization of stock compensation, and the write of off deal pursuit costs, which are not indicative of the results of our operating portfolio.

However, FFO, Core FFO and AFFO:

•

do not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, Core FFO and AFFO, generally reflects all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP; and
•	should not be considered an alternative to net income as an indication of our performance.

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net (loss) income in accordance with GAAP to FFO and AFFO for the years ended December 31, 2017 and 2016 (All amounts are net of noncontrolling interest).

Reconciliation of Net Income to FFO, Core FFO and AFFO attributable to our common stockholders (in thousands, except share data):

	2017	2016
Net income attributable to common stockholders	$2,349	$2,634
Add NAREIT defined adjustments:
real estate depreciation	6,490	5,816
amortization of intangibles and deferred costs	2,070	2,067
Funds From Operations (“FFO”), as defined by NAREIT:	10,909	10,517
Adjustments to arrive at Core FFO
acquisition costs	292	369
Core FFO, as defined by GTJ REIT, Inc.	11,201	10,886
Adjustments to arrive at Adjusted FFO (“AFFO”):
straight-lined rents and amortization of lease intangibles	(307)	(409)
amortization of mark to market debt adjustments and financing costs	737	595
unrealized loss on limited partnership investment	130	263
amortization of stock compensation	537	355
write off of deal pursuit costs	506	—
AFFO	$12,804	$11,690

Acquisitions, Dispositions, and Investments

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

Environmental Matters

As of December 31, 2017, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of December 31, 2017, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.5 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined in the Credit Agreement or, (ii) a base rate plus an applicable margin as defined in the Credit Agreement. As of

December 31, 2017, interest expense on our variable rate line of credit facility would increase by as much as $505,000 annually if LIBOR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc. and Subsidiaries

West Hempstead, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries (the “Company”), as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company's auditor since 2009.

New York, New York

March 29, 2018

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(amounts in thousands, except share data)

	2017	2016
ASSETS
Real estate, at cost:
Land	$199,782	$193,855
Buildings and improvements	322,404	280,718
Total real estate, at cost	522,186	474,573
Less: accumulated depreciation and amortization	(55,136)	(45,252)
Net real estate held for investment	467,050	429,321
Cash and cash equivalents	8,423	15,932
Rental income in excess of amount billed	16,261	15,793
Acquired lease intangible assets, net	14,576	14,389
Other assets	15,231	12,492
Total assets	$521,541	$487,927
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$370,194	$335,694
Secured revolving credit facility	35,857	27,775
Accounts payable and accrued expenses	3,608	2,833
Dividends payable	1,359	1,226
Acquired lease intangible liabilities, net	5,867	6,740
Other liabilities	7,070	6,168
Total liabilities	423,955	380,436
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,594,125 and 13,618,884 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	161,812	162,356
Distributions in excess of net income	(103,025)	(98,420)
Total stockholders’ equity	58,788	63,937
Noncontrolling interest	38,798	43,554
Total equity	97,586	107,491
Total liabilities and equity	$521,541	$487,927

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

(amounts in thousands, except share and per share data)

	2017	2016
Revenues:
Rental income	$44,713	$41,965
Tenant reimbursements	8,459	7,732
Total revenues	53,172	49,697
Expenses:
General and administrative	8,802	7,232
Acquisition costs	446	561
Property operating expenses	9,897	9,335
Depreciation and amortization	13,501	12,581
Total expenses	32,646	29,709
Operating income	20,526	19,988
Interest expense	(16,389)	(15,334)
Other	(541)	(514)
Net income from operations	3,596	4,140
Less: Net income attributable to noncontrolling interest	1,247	1,506
Net income attributable to common stockholders	$2,349	$2,634
Net income per common share attributable to common stockholders-basic and diluted earnings per share	$0.17	$0.19
Weighted average common shares outstanding-basic	13,646,345	13,858,540
Weighted average common shares outstanding-diluted	13,668,680	13,889,739

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2017 and 2016

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2016	—	13,820,434	$1	$139,385	$(96,081)	$43,305	$68,526	$111,831
Distributions – common stock	—	—	—	—	(4,973)	(4,973)	—	(4,973)
Repurchases – common stock	—	—	—	(1,248)	—	(1,248)	—	(1,248)
Stock-based compensation	—	—	—	539	—	539	—	539
Issuance of restricted shares	—	61,467	—	—	—	—	—	—
Retirement of Shares	—	(263,017)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,798)	(2,798)
Reallocation of equity	—	—	—	23,680	—	23,680	(23,680)	—
Net income from operations	—	—	—	—	2,634	2,634	1,506	4,140
Balance at December 31, 2016	—	13,618,884	1	162,356	(98,420)	63,937	43,554	$107,491
Distributions – common stock	—	—	—	—	(6,954)	(6,954)	—	(6,954)
Repurchases – common stock	—	—	—	(1,038)	—	(1,038)	—	(1,038)
Stock-based compensation	—	—	—	718	—	718	—	718
Issuance of restricted shares	—	57,927	—	—	—	—	—	—
Retirement of Shares	—	(82,686)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(6,227)	(6,227)
Net income from operations	—	—	—	—	2,349	2,349	1,247	3,596
Reallocation of equity	—	—	—	(224)	—	(224)	224	—
Balance at December 31, 2017	—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

(amounts in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$3,596	$4,140
Adjustments to reconcile net income from operations to net cash provided by operating activities
Depreciation	9,944	8,909
Amortization of intangible assets and deferred charges	4,276	4,046
Stock-based compensation	718	539
Rental income in excess of amount billed	(468)	(621)
Loss from equity investment in limited partnership	198	399
Changes in operating assets and liabilities:
Restricted cash	(1,166)	(74)
Other assets	(1,327)	(1,301)
Accounts payable and accrued expenses	774	320
Other liabilities	906	543
Net cash provided by operating activities	17,451	16,900
Cash flow from investing activities:
Cash paid for property acquisitions	(43,824)	(27,038)
Cash paid for property improvements	(8,423)	(6,514)
Contract deposits	(670)	238
Restricted cash	280	1,294
Net cash used in investing activities	(52,637)	(32,020)
Cash flow from financing activities:
Proceeds from mortgage notes payable	39,000	—
Financing costs on debt	(1,391)	—
Payment of mortgage principal	(3,924)	(893)
Repayment of bridge loan / revolving credit facility	(37,475)	—
Proceeds from revolving credit facility	45,557	27,775
Cash distributions to noncontrolling interests	(6,231)	(3,352)
Cash dividends paid	(6,821)	(6,235)
Repurchases of common stock	(1,038)	(1,248)
Net cash provided by financing activities	27,677	16,047
Net (decrease) increase in cash and cash equivalents	(7,509)	927
Cash and cash equivalents at the beginning of period	15,932	15,005
Cash and cash equivalents at the end of period	$8,423	$15,932
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized of $237 for 2017	$15,254	$14,431
Cash paid for income taxes	$100	$43
Supplemental disclosures of non-cash investing activities

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 26, 2006, under Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware.

The Company has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”) and elected December 31 as its fiscal year end. Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s taxable income, the Company generally will not be required to pay federal corporate income taxes on such income.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.35% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition, the six properties acquired in 2014, the seven properties acquired in 2015, two properties acquired in 2016, and the two properties acquired in 2017, the Company currently beneficially owns a 65.65% interest in a total of 49 properties consisting of approximately 5.9 million square feet of industrial, office and other properties on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware. At December 31, 2017, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of Series B preferred stock.

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

During the twelve months ended December 31, 2016, the Company determined that certain transactions involving the issuance of limited partnership interests of the Operating Partnership, should have resulted in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of the OP NCI attributable to limited partnership interests at the time of the issuance (the “Reallocation”). During the twelve months ended December 31, 2016, the Company increased its APIC with an offsetting reduction to OP NCI of approximately $23.7 million. During the twelve months ended December 31, 2017, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.2 million. The Company concluded that these Reallocation adjustments are not meaningful to the Company’s financial position for any of the prior years, and as such these cumulative changes were recorded in the Consolidated Balance Sheets and Statement of Stockholders’ Equity in 2016 and 2017. These Reallocations have no impact on the previously reported Statement of Operations or Cash Flows.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition-related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.4 million and $0.5 million for the years ended December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017, approximately $1.5 million and $13.1 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2016, approximately $1.9 million and $12.5 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, approximately $5.9 million and $6.7 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2017, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2018	$551	$2,272
2019	560	1,955
2020	660	1,627
2021	510	1,400
2022	533	1,344
Thereafter	1,609	4,534
	$4,423	$13,132

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no indicators of impairment relating to its long-lived assets at December 31, 2017.

Reportable Segments:

As of December 31, 2017, the Company primarily operated in one reportable segment, commercial real estate.

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

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of diluted earnings per share.  Stock option awards were included in the computation of earnings per share in 2017 and 2016 because the option awards were dilutive.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements. At December 31, 2017 and 2016, the Company had restricted cash of $3.5 million and $2.6 million, respectively, which is included in other assets on the consolidated balance sheets.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December, 2017 and 2016, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2017, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

The recently enacted Tax Cuts and Jobs Act (the “Act”) is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Act on the overall economy, government revenues, our tenants, our Company, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Act may impact certain of our tenants’ operating results, financial condition, and future business plans. There can be no assurance that the Act will not impact our operating results, financial condition, and future business operations.

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

Contractual rent of $9.7 million, derived from five leases with the City of New York, for the year ended December 31, 2017, represented 22% of the Company’s total contractual rental income.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described below in Note 6. The Company accounts for stock-based compensation in accordance with ASC 718, which establishes accounting for stock-based awards. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods.

New Accounting Pronouncements:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies Topic 718 such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption was permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. ASU 2017-05 clarifies the scope of Subtopic 610-20 by defining the term “in substance nonfinancial asset.” If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an “in substance nonfinancial asset”. Additionally, ASU 2017-05 indicates an entity should identify each distinct nonfinancial asset (e.g., real estate and inventory) or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. ASU 2017-05 requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when two criteria are met: 1) the entity does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810, and 2) the entity transfers control of the asset in accordance with Topic 606. The effective date and transition requirements of ASU 2017-05 are the same as Topic 606.  The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The adoption of ASU 2017-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  Early adoption was permitted.  The Company evaluated the impact ASU 2017-01 will have on its consolidated financial statements as the new standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied retrospectively. Early adoption was permitted.  The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial position or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for public business entities for annual periods beginning after December 15, 2017 and interim periods within those annual periods.  Early adoption was permitted.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefits reduce taxes payable in the current period. Off-balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  ASU 2016-09 also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, such as the date the investor obtains significant influence over the operating and financial policies of an investee. It eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively to increases in the level of ownership interest or degree of influence that result in the application of the equity method. The adoption of ASU 2016-07 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize at the commencement date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged.  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. As a lessee, the Company is a party to an office lease with future lease obligations aggregating to $838,694, as of December 31, 2017, for which the Company expects to record right-of-use assets upon the adoption of ASU 2016-02.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments, except for those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The new guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under ASU 2016-01, a reporting company will be required to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for public business entities for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2017. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to receive for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 does not apply to the Company’s lease revenues but will apply to reimbursed tenant costs.  Additionally, this guidance modifies disclosures regarding the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 for all entities by one year, until fiscal years beginning after December 15, 2017, with early adoption permitted but not before fiscal years beginning after December 15, 2016.  Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a modified retrospective approach with the cumulative effect recognized at the date of adoption.  The Company believes the majority of its revenue falls outside the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively, with the cumulative effect recognized in retained earnings at the date of application.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at beginning of year	$474,573	$442,765
Property acquisitions	39,190	25,294
Improvements	8,423	6,514
Balance at end of year	$522,186	$474,573

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at beginning of year	$45,252	$36,412
Depreciation for year	9,884	8,840
Balance at end of year	$55,136	$45,252

Cherry Hill, New Jersey

On July 27, 2017, the Company acquired a 109,771 square-foot distribution and installation training building in Cherry Hill, New Jersey for $7.6 million.  The property is leased to Sovereign Distributors, Inc. (d/b/a Avalon Flooring) for a term that expires on September 30, 2031.  The purchase was financed through the Company’s secured revolving credit facility with Key Bank.

Montgomery, New York

On August 31, 2017, the Company acquired a 248,370 square-foot warehouse/distribution facility in Montgomery, New York for $36.2 million.  The property is leased to FedEx Ground Package System, Inc. for a term that expires on February 28, 2027.  The purchase was financed through the Company’s secured revolving credit facility with Key Bank.

East New York, Brooklyn, New York:

On May 10, 2016, the Company acquired a 57,786 square foot warehouse/garage building in East New York, Brooklyn, New York for $10.0 million.  The property is currently leased to the City of New York (DCAS) for the benefit of the Department of Sanitation for a term that expires on December 31, 2025. The purchase was financed through the Company’s secured revolving credit facility with Key Bank.

Newark, Delaware:

On June 1, 2016, the Company acquired a 208,656 square foot warehouse distribution facility in Newark, Delaware for $17.0 million.  The property is currently leased to Valassis Communications, Inc. for a term that expires on April 30, 2025. The purchase was financed through the Company’s secured revolving credit facility with Key Bank.

Purchase Price Allocations:

The purchase prices of the above acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition.

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during 2017 and 2016 (in thousands):

	2017	2016
Land	$5,927	$5,792
Building and Improvements	33,263	19,502
Acquired lease intangibles assets, net	3,059	674
Other assets and costs	1,575	1,070
Total Consideration	$43,824	$27,038

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2017	December 31, 2016	Maturity
Athene Annuity & Life Company	3.00%	$15,000	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	26,574	27,424	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	9,000	3/1/2020
People’s United Bank	5.23%	2,249	2,323	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
United States Life Insurance Company	3.82%	39,000	—	1/1/2028
	Subtotal	376,523	341,447
	Unamortized loan costs	(6,329)	(5,771)
	Unamortized premiums	—	18
	Total	$370,194	$335,694

American International Group Loan Agreement:

On February 20, 2015 (the “Closing Date”), the Operating Partnership refinanced the current outstanding debt on certain properties and placed new financing on others by entering into a loan agreement (the “AIG Loan Agreement”) with American General Life Insurance Company, the Variable Life Insurance Company, The United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

The AIG Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest only payments at the rate of 4.05% per annum.  During the period from April 1, 2015, to February 1, 2025, payments of interest only will be payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Operating Partnership’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on the Closing Date (the “AIG Notes”). The AIG Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut. Using the proceeds available under the AIG Loan, the Operating Partnership repaid approximately $199.9 million of its outstanding indebtedness and fees including (i) $68.6 million to John Hancock Life Insurance Company, (ii) $56.0 million to Capital One, N.A., (iii) $50.2 million to Hartford Accident and Indemnity Company and (iv) $25.1 million to United States Life Insurance Company thereby paying off and terminating these obligations.

Allstate Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company.  The Allstate Loan Agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it requires interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

Athene (formerly Aviva) Loan Agreement:

On February 22, 2013, a wholly owned subsidiary of the Operating Partnership, entered into a $15.0 million mortgage note with Aviva Life and Annuity Company. The loan bore interest at a rate of 3% per annum and required monthly payments of interest. The principal was payable when the loan matured on March 1, 2018. The principal payment at maturity was financed through the Operating Partnership’s secured revolving credit facility with Key Bank.

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

United States Life Insurance Company Loan Agreement:

On December 20, 2017, (the “Closing Date”) four wholly owned subsidiaries of the Operating Partnership (collectively, the “U.S. Life Borrowers”) entered in a loan agreement (the “U.S. Life Loan Agreement”) with the United States Life Insurance Company in the City of New York (the “Lender”).

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S Life Borrowers may prepay the outstanding loan amount in whole on or about January 1, 2022, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the Note.  The U.S Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility.  The U.S. Life Borrowers obligation to pay the principal, interest and other amounts under the Loan Facility are evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “Note”). The Note is secured by certain mortgages encumbering the U.S Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware.  In the event of default, the initial rate of interest on the Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws.  The Note contains other terms and provisions that are customary for instruments of this nature.  Approximately $37.5 million from the loan proceeds were used to reduce the Company’s obligation under its secured revolving credit facility with Key Bank.

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

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C., a wholly owned subsidiary of the Operating Partnership, entered into a $2.7 million mortgage loan with the bank, on September 30, 2010. The loan is secured by the properties located at 15 Progress Road and 30 Commerce Drive, Shelton, Connecticut and bears interest at a rate of 5.23%. The Operating Partnership is required to make monthly payments of principal and interest until the loan matures on October 1, 2020. The obligations under this loan agreement are also guaranteed by GTJ REIT.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2017, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2018	$42,108
2019	789
2020	8,825
2021	852
2022	1,157
Thereafter	322,792
Total	$376,523

5. SECURED REVOLVING CREDIT FACILITY:

Key Bank Loan Agreement:

On December 2, 2015, the Operating Partnership entered into a Credit Agreement (the “Credit Agreement”) with Keybank National Association and Keybanc Capital Markets Inc., as lead arranger (collectively, “Key Bank”). The Credit Agreement contemplated a $50.0 million revolving line of credit facility, with an initial term of two years, with a one-year extension option, subject to certain other customary conditions.

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

Due to the revolving nature of the facility, amounts prepaid under the facility may be borrowed again. The Credit Agreement contemplates (i) mandatory prepayments by the Operating Partnership of any borrowings under the facility in excess of the total allowable commitment, among other events, and (ii) optional prepayments, without any penalty or premium, in whole or in part, subject to payments of any amounts due associated with the prepayment of LIBOR rate contracts.

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

The Operating Partnership’s continuing ability to borrow under the facility will be subject to its ongoing compliance with various affirmative and negative covenants, including, among others, with respect to liquidity, minimum occupancy, total indebtedness and minimum net worth. The Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Credit Agreement includes customary representations and warranties of the Operating Partnership which must continue to be true and correct in all material respects as a condition to future draws. In addition, the Credit Agreement also includes customary events of default (in certain cases subject to customary cure), in the event of which, amounts outstanding under the facility may be accelerated.

On July 27, 2017, the Operating Partnership increased its secured line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase may only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs. In addition, the maturity date under the Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

On December 20, 2017, the Operating Partnership refinanced certain properties acquired with its secured line of credit facility with Key Bank. As of result, the secured line of credit facility with Key Bank was reduced to $50.5 million, with the excess over $50.0 million only available for the purchase of a specified property.

On February 27, 2018, the Operating Partnership increased its secured line of credit facility with Key Bank from $50.5 million to $55.0 million. In addition, the Operating Partnership exercised its option to extend the maturity date of the secured revolving line of credit facility with Key Bank to June 30, 2019.

The contemplated uses of proceeds under the Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of December 31, 2017 and December 31, 2016 were $35.9 million and $27.8 million, respectively, which are considered LIBOR Rate loans.

In connection with the Credit Agreement, the Operating Partnership is required to comply with certain covenants. As of December 31, 2017, the Operating Partnership was in compliance with all covenants.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board of Directors” or “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2017, or December 31, 2016.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2017, and 2016, the Company had a total of 13,594,125 and 13,618,884 shares issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2017 and 2016:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 24, 2016	April 10, 2016	April 15, 2016	0.09
June 09, 2016	June 30, 2016	July 15, 2016	0.09
August 09, 2016	September 30, 2016	October 11, 2016	0.09
November 08, 2016	December 31, 2016	January 13, 2017	0.09
January 31, 2017	March 31, 2017	April 12, 2017	0.10
March 23, 2017	April 4, 2017	April 14, 2017	0.11	(1)
June 08, 2017	June 30, 2017	July 14, 2017	0.10
August 08, 2017	September 30, 2017	October 13, 2017	0.10
November 07, 2017	December 31, 2017	January 15, 2018	0.10

(1)	Represents a supplemental 2016 dividend.

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

Stock Based Compensation:

On June 11, 2007, the Board of Directors approved the Company’s 2007 Incentive Award Plan (the “2007 Plan”). The 2007 Plan covered directors, officers, key employees and consultants of the Company. The purposes of the 2007 Plan was to further the growth, development, and financial success of the Company and to obtain and retain the services of the individuals considered essential to the long-term success of the Company. The 2007 Plan provided for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may have been awarded under the 2007 Plan was 1,000,000 shares. The 2007 Plan expired by its terms on June 11, 2017.

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of December 31, 2017, the Company had 2,000,000 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. On November 8, 2016, 200,000 options were granted to key officers of the company and had a three-year vesting period. No options were exercised during 2016.  In 2017, 200,000 options were exercised. All options expire ten years from the date of grant. For the year ended December 31, 2017, the stock compensation expense relating to these stock options was approximately $126,000.

On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the 2007 Plan. The shares issued on June 7, 2012 have a value of approximately $40,000 (based upon an estimated value of $6.80 per share), were granted to non-management members of the Board of Directors, and vested immediately. The shares issued on April 30, 2012 have a value of approximately $375,000 (based upon an estimated value of $6.80 per share), were granted to certain executives of the Company, and vest ratably over a four year period. One fourth of the shares granted to the executives vested on the grant date and one fourth vested each year on the following dates: April 30, 2013, April 30, 2014, and April 30, 2015.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $320,000, under the 2007 Plan. A total of 3,126 of these shares, with a value of approximately $20,000 (based upon an estimated value of $6.40 per share), were granted to non-management members of the Board of Directors, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 (based upon an estimated value of $6.40 per share), were granted to certain executives of the Company, and vested ratably over a four year period. One fourth of the shares granted to the executives vested on the grant date and one fourth vested each year on the following dates: March 21, 2014, March 21, 2015, and March 21, 2016.

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

On June 19, 2014, the Company issued an aggregate of 8,820 restricted shares of common stock with a value of approximately $60,000 (based upon an estimated value of $6.80 per share) under the 2007 Plan to non-management members of the Board of Directors. The shares vested immediately upon issuance.

On March 26, 2015, the Company issued 43,010 restricted shares of common stock with a value of approximately $400,000 (based upon an estimated value of $9.30 per share) under the 2007 Plan to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2015, the Company issued an aggregate of 16,436 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $10.65 per share) under the 2007 Plan to non-management members of the Board of Directors. The shares vested immediately upon issuance.

On March 24, 2016, the Company issued 47,043 restricted shares of common stock with a value of approximately $489,250 (based upon an estimated value of $10.40 per share) under the 2007 Plan to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 9, 2016, the Company issued an aggregate of 14,424 restricted shares of common stock with a value of approximately $150,000 (based upon an estimated value of $10.40 per share) under the 2007 Plan to non-management members of the Board of Directors. The shares vested immediately upon issuance.

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

The Board of Directors has determined the value of a share of common stock to be $11.65 based on a valuation completed March 27, 2018, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2017 and 2016, the Company’s total stock compensation expense was approximately $718,000 and $539,000, respectively. As of December 31, 2017, there was approximately $433,000 of unamortized stock compensation related to restricted stock.  The cost is expected to be recognized over a weighted average period of 1.9 years.

At December 31, 2017, 220,000 stock options were outstanding, 40,000 of which were exercisable, and 442,787  shares of restricted stock were outstanding, 402,406 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2016	44,858	$9.93
New shares issued through December 31, 2017	57,927	11.60
Vested	(62,404)	11.03
Non-vested shares outstanding as of December 31, 2017	40,381	$10.73

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of December 31, 2017:

Non-vested Shares Amortization Schedule	Number of Shares
2018	17,673
2019	10,202
2020	5,235
2021	2,731
2022	1,785
2023	1,291
Thereafter	1,464
Total Non-vested Shares	40,381

7. EARNINGS (LOSS) PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding. There were 22,335 and 31,199 common share equivalents in 2017 and 2016, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2017 and 2016 (in thousands, except share and per share data):

	2017	2016
Numerator:
Net income attributable to common stockholders	$2,349	$2,634
Denominator:
Weighted average common shares outstanding – basic	13,646,345	13,858,540
Weighted average common shares outstanding – diluted	13,668,680	13,889,739
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.17	$0.19

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner.  The lease agreement expires in 2020 and has a current annual base rent of approximately $298,000 with aggregate lease payments totaling $1.8 million.

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

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring a 90,000 square foot office building in Garden City, NY that was converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker. The investment is included in other assets on the consolidated balance sheets. A loss of approximately $198,000 and $399,000 is included in other expenses on the consolidated statement of operations for the years ended December 31, 2017 and December 31, 2016, respectively. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received an initial distribution from the partnership of $3.7 million.  A final distribution is expected to be received in 2018 upon liquidation of the partnership.

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,000 over a twenty-year term. As of December 31, 2017 and 2016, the present value of this obligation was approximately $1.1 million and $1.2 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets.

Environmental Matters:

As of December 31, 2017, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$8,423	$8,423	$15,932	$15,932
Accounts receivable	159	159	145	145
Financial liabilities:
Accounts payable and accrued expenses	$3,608	$3,608	$2,833	$2,833
Secured revolving credit facility	35,857	35,857	27,775	27,775
Mortgage notes payable	376,523	371,920	341,447	334,756
Pension withdrawal liability	1,131	1,139	1,196	1,178

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2017 and 2016 were approximately $49,000 and $42,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the year ended December 31, 2017 were approximately $184,000, consisting of approximately $90,000 and $94,000 attributable to the plan years ended December 31, 2017 and December 31, 2016, respectively.

12. INCOME TAXES:

The Company elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable minimum tax and may not be able to qualify as a REIT for four subsequent taxable years). Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries are subject to federal, state, and local income taxes.

The recently enacted Tax Cuts and Jobs Act (the “Act”) is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Act on the overall economy, government revenues, our tenants, our company, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Act may impact certain of our tenants’ operating results, financial condition, and future business plans. There can be no assurance that the Act will not impact our operating results, financial condition, and future business operations.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the value of our common stock.

The Act signed into law by the President on December 22, 2017 makes significant changes to the Code, including changes that impact REITs and their shareholders, among others. In particular, the Act reduces the maximum corporate tax rate from 35% to 21%. In addition, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. This provides closer parity between the treatment under the new law of ordinary REIT dividends and qualified dividends. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. However, by reducing the corporate tax rate, it is possible that the Act will nevertheless reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. Although certain changes to the Code are generally advantageous to REITs and their shareholders, the full ramifications of the Act remain unclear and will likely remain unclear for an indeterminate period of time. Key provisions of the Act that could impact us and the value of our shares include the following:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate is reduced from 39.6% to 37% (through tax years beginning before January 1, 2026), while eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

•	reducing the maximum corporate income tax rate from 35% to 21%, which reduces, but does not eliminate, the competitive advantage that REITs enjoy relative to non-REIT corporations;
•

permitting (subject to certain limitations) a deduction for certain pass-through business income, including, as noted above, dividends received by our stockholders that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts, generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends, if the deduction is allowed in full (through tax years beginning before January 1, 2026);

•

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•

limiting our deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction), where taxable income is determined without regarding to the net operating loss deduction itself, and generally eliminating net operating loss carrybacks and allowing unused net operating losses to be carried forward indefinitely;

•

amending the limitation on the deduction of net interest expense for all businesses, other than certain electing real estate businesses (which could adversely affect any of our taxable REIT subsidiaries (each, a “TRS”), including any new TRS that we may form);

•	expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and
•	eliminating the corporate alternative minimum tax.

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

Reconciliation between GAAP Income From Continuing Operations and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net income from operations	$3,596	$4,140
GAAP net loss (income) of taxable subsidiaries	23	(220)
GAAP net income from REIT operations	3,619	3,920
Operating expense book deductions greater than tax	1,417	324
Book depreciation in excess of tax depreciation	5,204	5,287
GAAP amortization of intangibles in excess of tax amortization	1,981	2,121
Straightline rent adjustments	(468)	(621)
Acquisition costs capitalized for tax	398	561
(Income) allocable to noncontrolling interest	(5,682)	(5,181)
Estimated taxable income subject to the dividend requirement	$6,469	$6,411

We have determined for income tax purposes that the 2017 and 2016 regular dividends were considered ordinary dividends.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2017 and 2016. The TRS entities have approximately $20.0 million of net operating loss carry-forwards and $9.0 million of capital loss carryforwards at December 31, 2017. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2017, under operating leases for the next five years and thereafter are as follows (in thousands):

2018	$45,756
2019	42,795
2020	39,866
2021	37,648
2022	33,537
Thereafter	118,649
Total	$318,251

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2017 and 2016 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2017
Revenues	$12,928	$12,583	$13,393	$14,268
Net income attributable to common stockholders	709	88	421	1,131
Per common share (basic and diluted)(a)	0.05	0.01	0.03	0.08
2016
Revenues	12,166	12,236	12,691	12,604
Net income attributable to common stockholders	144	853	1,051	586
Per common share (basic and diluted)(a)	$0.01	$0.06	$0.08	$0.04

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

15. SUBSEQUENT EVENTS:

Purchase of Securities

On January 22, 2018, MacKenzie Realty Capital Inc. and MacKenzie NY Real Estate 2 Corp. (“Mackenzie”) commenced a tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $6.50 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 2, 2018. No shares were tendered pursuant to the tender offer.

On January 26, 2018, the Company commenced a self-tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on March 5, 2018. The Company’s share redemption program (“SRP”) was temporarily suspended during this offer as required by Securities and Exchange Commission Rules. No repurchases of shares were made under the SRP during the offer and for 10 business days thereafter. Pursuant to the self-tender offer, 5,000 shares were tendered and the Company purchased these shares for $35,000 on March 8, 2018. The suspension of the SRP was terminated on March 20, 2018 and thereafter the Company recommenced purchases under the SRP.

Financings

On February 27, 2018, the Company increased its secured revolving credit facility with Key Bank from $50,524,986 to $55,000,000. In addition, the Company exercised its option to extend the maturity date of the credit facility to June 30, 2019.

On February 27, 2018, the Company paid its mortgage note payable with Athene Annuity & Life Company in the amount of $15,000,000 from funds available from its secured revolving credit facility.

On March 21, 2018, the Company refinanced the current outstanding debt on certain properties by entering into a loan agreement with the United States Life Insurance Company in the City of New York. The loan agreement provides for a secured loan facility in the principal amount of $33.0 million. The loan facility is a ten-year term loan that requires interest only payments at the rate of 4.25% per annum on the principal balance for the first five (5) years of the term and principal and interest payments (amortized over a 30-year period) during the second five (5) years of the term. The entire principal balance is due and payable on April 1, 2028, the loan maturity date. The Company used a portion of the proceeds from the loan facility to repay the remaining balance of a mortgage loan from Genworth Life Insurance Company.

Acquisition

On March 6, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Joint Venture”) for $5,250,000. The joint venture owns a 132,650 square foot vacant office building located at 2 Corporate Place South, Piscataway, New Jersey, which is being demolished and will be replaced with a 150,325 square foot state of the art 36-foot clear industrial building. The Company financed the acquisition from funds available from its secured revolving credit facility with Key Bank.

Related Parties

On February 9, 2018, the Company received a distribution of $3.7 million from Garden 1101 Stewart, LP, representing its initial share of the proceeds from the sale of the partnership assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

We have assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that require the Company to include only management’s report in this annual report.

Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 22, 2018:

Name	Age	Position
Paul Cooper	57	Chairman of the Board, CEO and Class II Director
Louis Sheinker	56	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	62	Chief Financial Officer and Treasurer
Douglas Cooper	71	Class I Director
John Leahy	75	Class III Director
Stanley Perla	74	Class II Director
Donald Schaeffer	67	Class III Director
Harvey Schneider	84	Class I Director

The principal occupation and business experience of each of the directors and executive officers are as follows:

Paul Cooper has been Chief Executive Officer of the Company since June 2012 and Chairman of the Board of Directors (“Board”) since January 1, 2014. Mr. Cooper has been a director of the Company since June 2006 and previously served as Executive Vice President. Prior to joining the Company, for more than 12 years, Mr. Cooper was a principal of Lighthouse Real Estate Ventures and its affiliates (collectively “Lighthouse”). Lighthouse owned, managed, and leased its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper brings his extensive experience in the commercial real estate industry to the Board. Mr. Cooper holds a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the cousin of Douglas Cooper.

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

Stuart Blau has been Chief Financial Officer and Treasurer of the Company since November 2017.  Prior to joining the Company, Mr. Blau served as Managing Partner at Kimmel Blau & Goldman LLP, a diversified certified public accounting firm, since 1983.  He has also served as Partner at Berlin & Blau, attorneys at law, since 1985.  Mr. Blau is a Certified Public Accountant and admitted to practice law in the State of New York. Mr. Blau received a Bachelor of Science degree from the State University of New York at Buffalo and a Juris Doctor degree from St. John’s University School of Law.

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

Stanley Perla has been a director of the Company since January, 2013. Mr. Perla was a partner with Ernst & Young LLP, a public accounting firm, from September 1978 to June 2003, and Managing Partner of Cornerstone Accounting Group LLP, from June 2008 to May 2011. He served as Ernst & Young’s National Director of Real Estate Accounting, as well as on Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. He is currently chair and/or a member of the American Finance Trust and the

Hospitality Investors Trust audit committees. He has also served as a director and/or member of the audit committees of Madison Harbor Balanced Strategies, Inc., American Realty Capital Daily Net Asset Value Fund, American Capital Global Trust II, American Real Estate Income Fund American Mortgage Acceptance Company and Lexington Realty Trust, and Vice President/Director of Internal Audit for Vornado Realty Trust (July 2003 to May 2008). Mr. Perla brings his accounting experience within our industry as well as his real estate and financial industry experience to the Board. He graduated from Baruch College, where he obtained his BBA in accounting in 1965, and his MBA in taxation in 1970. He is a licensed Certified Public Accountant in the State of New Jersey and New York. Mr. Perla is deemed an independent director.

Donald Schaeffer has been a director of the Company since June 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past seventeen years. Mr. Schaeffer brings his legal and accounting experience to the Board. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed Certified Public Accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

Harvey Schneider has been a director of the Company since June 2007. Mr. Schneider is currently of counsel at the law firm of Putney, Twombly, Hall & Hirson LLP. Mr. Schneider is admitted to practice law in New York and Florida. For approximately fifty years he has practiced in the field of trusts and estates for individuals, and employee benefits and succession planning for business entities. Mr. Schneider brings his legal, employee benefits and business succession planning expertise to the Board. Mr. Schneider is a 1955 graduate of Pennsylvania State University with a Bachelors’ degree in Business Administration and a 1958 graduate of the New York University School of Law. Mr. Schneider is deemed an independent director.

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

Board Membership, Meetings and Attendance

The Board oversees the business affairs of our Company and monitors the performance of management. Each director holds office for the term for which he is elected or until his successor is duly elected and qualified, his resignation, or he is removed in the manner provided by our Bylaws. All of our officers devote their full-time attention to our business.

Our Board currently consists of seven directors:  Paul Cooper, Louis Sheinker, Douglas Cooper, John Leahy, Stanley Perla, Donald Schaeffer and Harvey Schneider.  Directors are elected at each annual meeting of stockholders. We have a staggered Board. Class I directors, which are Messrs. D. Cooper and Schneider, have a term expiring at the annual stockholders meeting in 2019 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2020 or until their successors are elected and qualified. Class III directors, which are Messrs. Schaeffer and Leahy, have a term expiring at the annual stockholders meeting in 2018 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held six meetings during 2017.  Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2017 annual meeting of stockholders, all members of the Board attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board.

The membership and responsibilities of our committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our Bylaws, each committee’s charter, specific directions of the Board, and certain mandated regulatory requirements. A copy of the charters of the Audit and Compensation Committees, as well as the Amended and Restated Code of Business Conduct and Ethics are available to any person without charge upon written request to our corporate address to the attention of the Secretary.

Committees of the Board of Directors

Audit Committee

We have an Audit Committee comprised of three members, Messrs. Perla, Leahy, and Schaeffer, all of whom are independent directors under NASDAQ stock market standards. Mr. Perla is designated as Chairman; he also serves as the “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. The Audit Committee has adopted a charter, which details the principal functions of the Audit Committee. In general, the Audit Committee selects and appoints the Company’s independent registered public accounting firm and the Audit Committee’s responsibilities include overseeing:

•	the corporate accounting and reporting practices of the Company,
•	the integrity of the Company’s financial statements,
•	the Company’s independent registered public accounting firm’s qualifications and independence,
•	the performance of the Company’s independent registered public accounting firm and the Company’s internal audit function,
•	the Company’s compliance with legal and regulatory requirements, and
•	all other duties as the Board may from time to time designate.

During the year ended December 31, 2017, the Audit Committee held four meetings.

Compensation Committee

We have a Compensation Committee comprised of three members: Messrs. Leahy, Schneider, and Schaeffer.  All members of the committee are deemed independent directors under NASDAQ stock market standards. Mr. Schaeffer is designated as Chairman. The Compensation Committee establishes compensation policies and programs for our directors, executive officers and other senior employees. The Compensation Committee and the Board use data, showing current and historic elements of compensation, when reviewing executive and director compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate, to the extent permitted by applicable law, duties and responsibilities to subcommittees or an executive officer. The Committee may retain and receive advice, in its sole discretion, from compensation consultants.  None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. The Compensation Committee has adopted a charter, which details the principal functions of the Compensation Committee.

Pursuant to its charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the Company. The Chairman of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultants. The compensation consultant must directly report to the Compensation Committee.

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for the years ended December 31, 2017 and December 31, 2016, was approximately $46,000 and $113,000, respectively.

At a meeting of the Board held on January 31, 2017, the Chairman of the Compensation Committee presented a review on independent director compensation in conjunction with work by G&M.  At this meeting, the Board, accepting the recommendation of the Compensation Committee, approved an increase in Board compensation from a cash retainer of $24,000 per year to $25,000 and an increase in equity compensation, in the form of restricted stock, from $25,000 per year to $30,000 per year.  These changes applied to Board compensation for fiscal year 2017.  All committee and board of directors meeting fees would remain the same at $1,000 per meeting.

At the annual stockholders meeting held in June 2017, the stockholders approved the 2017 Equity Compensation Plan under which awards to directors and officers would be made going forward, including the equity compensation awarded to the independent directors.

On October 5, 2017 the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation.  Based upon this presentation, the Compensation Committee approved increasing the Board compensation from a cash retainer of $25,000 per year to $30,000, effective as of January 1, 2018, and an increase in equity compensation from $30,000 per year to $35,000, effective as of the date of the 2018 annual meeting of the Company’s stockholders.  All committee and Board meeting fees would remain the same at $1,000 per meeting.  At a Board meeting held on November 7, 2017, the Board accepted the recommendation of the Compensation Committee and approved the revisions to the compensation of the independent directors.

During the year ended December 31, 2017, the Compensation Committee held three meetings.

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

Our Board does not have a stand-alone Nominating Committee. Instead, the full Board carries out duties of a nominating committee. The Board has not adopted written guidelines regarding nominees for director.

Corporate Governance Matters; Risk Oversight and Management

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. Our directors possess relevant and industry-specific experience and knowledge relevant to the size and nature of our business, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Board annually reviews and makes recommendations regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

Our Board believes that all of its members should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our stockholders. In considering a director nominee, the Board will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined under the independence requirements applicable to the Company, the business, scientific or engineering experience currently desired on the Board, geography, the nominee’s industry experience, and the nominee’s general ability to enhance the overall composition of the Board. The Board does not have a formal policy on diversity; however, in recommending directors, the Board considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions, and viewpoints to facilitate the Board’s discharge of its responsibilities.

The Board has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time. Currently, Paul Cooper serves as our Chairman and our Chief Executive Officer. We believe he is well suited to manage the responsibility of implementing our corporate strategy and leading discussions, at the Board level, regarding performance relative to our corporate strategy, which accounts for a significant portion of the time devoted at our Board meetings. We believe this arrangement serves the best interests of the Company and its stockholders.

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

In particular, the Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.  The Audit Committee also monitors compliance with legal and regulatory requirements and has oversight of the performance of our internal audit function.  Our Compensation Committee assesses and monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct.

Each committee meets regularly with management to assist it in identifying all of the risks within such committee’s areas of responsibility and in monitoring and, where necessary, taking appropriate action to mitigate the applicable risks.  At each Board meeting, the committee chairman provides a report to the full board of directors on issues related to such committee’s risk oversight duties.  To the extent that any risks reported to the full Board need to be discussed outside the presence of management, the Board will call an executive session to discuss these issues.

Code of Business Conduct and Ethics

Our Board has adopted an Amended and Restated Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our principal executive officer and principal financial officer. A copy of the Amended and Restated Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2017 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Option Awards ($) (5)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2017	$650,000	$500,000	$199,996	$—	$87,325	(1)(2)(3)	$1,437,321
	2016	$650,000	$450,000	$228,998	$165,000	$98,800	(1)(2)(3)	$1,592,798
Louis Sheinker, President, Chief Operating Officer and Secretary	2017	$600,000	$500,000	$199,996	$—	$83,325	(1)(2)(3)	$1,383,321
	2016	$600,000	$450,000	$228,998	$165,000	$104,431	(1)(2)(3)	$1,548,429
Stuart Blau, Chief Financial Officer and Treasurer	2017	$33,461	$—	$—	$—	$—		$33,461
Ben Zimmerman, Former Chief Financial and Treasuer	2017	$228,969	$—	$—	$—	$146,634	(1)(2)(4)	$375,603
	2016	$225,000	$93,750	$31,252	$—	$6,858	(1)(2)	$356,860

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums.
(3)	Includes auto allowance, health care reimbursement and medical insurance premiums.
(4)	Includes severance paid in accordance with a separation agreement.
(5)

These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the restricted stock and option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year End:

Options granted to our named executive officers in 2008 were incentive stock options and those granted in 2016 were non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined by our Board on the date of the grant. All of the stock options granted to our named executive officers in 2008 and 2016 were granted under our 2007 Plan. 200,000 options were granted to the named executive officers in 2016.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2017:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)(1)
Paul Cooper, Chairman and Chief Executive Officer	5/22/2017	17,241	$199,996
Louis Sheinker, Chief Operating Officer, President and Secretary	5/22/2017	17,241	$199,996

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2017:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2017	9,512	110,336	—	—
	2016	6,437	66,950	—	—
	2015	2,798	26,018	—	—
	2014	1,444	9,816	—	—
Louis Sheinker	2017	9,512	110,336	—	—
	2016	6,437	66,950	—	—
	2015	2,798	26,018	—	—
	2014	1,444	9,816	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers outstanding as of December 31, 2017:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price(1)	Option Expiration Date(2)
Paul Cooper, Chairman and Chief Executive Officer	33,333	66,667	—	$10.40	November 2026
Louis Sheinker, Chief Operating Officer, President and Secretary	33,333	66,667	—	$10.40	November 2026

(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.

Option Exercises and Stock Vested:

Options issued pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper and 50,000 shares were purchased on May 31, 2017. No options were exercised by our named executive officers in 2016.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2017.

Paul Cooper Employment Agreement

On November 8, 2016, the Board following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement by and between the Company and Paul Cooper, the Company’s Chief Executive Officer, which agreement was executed by the parties on the same date (the “CEO Employment Agreement”). The CEO Employment Agreement provides for an initial term of five years, from January 1, 2016 through and including December 31, 2020, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Cooper at the rate of $650,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $450,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $200,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on each of the first ten anniversaries of the date of grant while Mr. Cooper is employed by the Company. Upon execution of the CEO Employment Agreement, the Company agreed to grant Mr. Cooper a stock option under the Company’s 2007 Incentive Stock Option Plan or a successor plan (the “Equity Plan”), to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and will vest in its entirety on the 3rd anniversary of the grant date. Mr. Cooper will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular Adjusted Funds From Operations target is sustainable) which award value will be equal to $2 million for each Adjusted Funds From Operations value of $1.50, $2.00, $2.50, $3.00 and $3.50 per share, respectively. In addition, the CEO Employment Agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $5 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The CEO Employment Agreement also contains the following termination terms and provisions:

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

2017 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 10, 2017, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2016 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $450,000 cash bonus and a $200,000 restricted stock bonus under the 2007 Plan.  The Compensation Committee reviewed a report prepared by G&M regarding market compensation and the Company’s 2016 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s bonuses since the performance benchmarks were exceeded.  The Compensation Committee approved increasing the cash bonus award by $50,000 each, for a total cash bonus of $500,000 to each of Messrs. Cooper and Sheinker and an equity bonus of $200,000 to each in restricted stock.

Stuart Blau Employment Letter

On November 14, 2017, Stuart M. Blau was appointed as the Company’s Chief Financial Officer and Treasurer. In connection with Mr. Blau’s appointment, the Company and Mr. Blau entered into an employment letter (the “Employment Letter”) setting forth the terms and conditions of Mr. Blau’s employment with the Company. The Employment Letter provides that Mr. Blau will, among other things, (i) receive a base salary of $300,000 per annum, subject to annual review, (ii) be eligible to receive an annual discretionary performance bonus, and (iii) be entitled to participate in the Company’s benefit programs. In addition, the Employment Letter contains confidentiality and non-disclosure covenants customary for agreements of this nature.

Ben Zimmerman Separation Agreement

The Company and Ben Zimmerman, the former Chief Financial Officer and Treasurer of the Company, executed a Severance Agreement and General Release, effective as of November 13, 2017 (the “Severance Agreement”). The Severance Agreement provides for a separation payment to Mr. Zimmerman in the amount of $112,287.25 and an additional payment to Mr. Zimmerman in the amount of $37,712.75 for the repurchase of 3,005 shares of the Company’s restricted common stock beneficially owned by Mr. Zimmerman. The Severance Agreement also contained a general release of claims, confidentiality and non-disparagement provisions, and certain other provisions that are customary in agreements of this nature.

Director Compensation:

The following table sets forth a summary of the compensation to our directors for 2017 services:

Name	Fees Earned or Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Joseph Barone	28,750	29,998	—	—	—	58,748
John Leahy	27,250	29,998	—	—	—	57,248
Stanley Perla	28,750	29,998	—	—	—	58,748
Donald Schaeffer	27,250	29,998	—	—	—	57,248
Harvey Schneider	25,750	29,998	—	—	—	55,748
Douglas Cooper	24,750	29,998	—	—	—	54,748

Our non-officer Directors received the following forms of compensation for 2017:

•

Annual Retainer. Our Directors receive an annual retainer of $25,000. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

•	Meeting Fees. Our Directors received $1,000 for each Board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone.
•

Equity Compensation. Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director receives $30,000 in shares of restricted stock at fair market value on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2017.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(8)
Paul Cooper(1)	291,366	2.1%
Louis Sheinker (2)	183,116	1.3%
Douglas Cooper (3)	199,073	1.5%
Joseph Barone(4)	119,344	*
John Leahy (5)	15,952	*
Stanley Perla (5)	11,934	*
Donald Schaeffer(6)	20,952	*
Harvey Schneider (5)	14,482	*
Stuart Blau	—	*
Ben Zimmerman (7)	—	*
All Executive Officers and Directors as a Group	856,219	6.2%

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 179,369 restricted shares granted under the 2007 Plan.
(2)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan, balance represents restricted shares granted under the 2007 Plan.
(3)	Includes 74,695 restricted shares under the 2007 Plan.
(4)	Includes options to purchase 10,000 shares which may be purchased under the 2007 Plan and 15,952 restricted shares granted under the 2007 Plan.
(5)	Restricted shares granted under the 2007 Plan.
(6)	Includes options to purchase 5,000 shares which may be purchased under the 2007 Plan; balance represents restricted shares granted under the 2007 Plan.
(7)	On November 13, 2017, Ben Zimmerman notified the Company that he would resign his position as Chief Financial Officer and Treasurer of the Company.
(8)	Based on 13,594,125 shares outstanding as of December 31, 2017.

Equity Compensation Plan Information

On June 11, 2007, the Board approved the Company’s 2007 Incentive Award Plan (the “2007 Plan”) with the effective date of the Plan of June 11, 2007, which was then approved by our stockholders on February 7, 2008. The aggregate number of shares of common stock which may have been awarded under the 2007 Plan was 1,000,000 shares. These shares were registered on the Registration Statement on Form S-8 filed with the SEC on September 23, 2010. The 2007 Plan expired by its terms on June 11, 2017. The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. These shares were registered on the Registration Statement on Form S-8 filed with the SEC on June 12, 2017. See Part III, Item 11 and Note 6. “Stockholders Equity” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the 2007 Plan and the 2017 Plan.

The following information is provided as of December 31, 2017, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	220,000	$10.47	879,618	—
Equity compensation plans approved by security holders(2)	—	—	—	2,000,000
Equity compensation plans not approved by security holders	—	—	—	—
Total	220,000	$10.47	879,618	2,000,000

(1)	This equity compensation is under the 2007 Plan.
(2)	This equity compensation is under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at an initial base rent of approximately $298,000 with aggregate lease payments totaling approximately $1.8 million.

On November 4, 2014, the Company invested approximately $1.8 million for a limited partnership interest in Garden 1101 Stewart L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that was converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker.  There are several limited partners, including a wholly owned subsidiary of GTJ Realty LP. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received an initial distribution from the partnership of $3.7 million.  A final distribution is expected to be received in 2018 upon liquidation of the partnership.

Policy Concerning Related Party Transactions:

In January 2018, our Board adopted an amended and restated policy (the “Policy”) concerning the identification, review and approval of Related Party Transactions (as such term is defined in the Policy).

Identification of Potential Related Party Transactions:

Related Party Transactions will be brought to management’s and the board of director’s attention in a number of ways. Each director, nominee for director and executive officer is responsible for providing prompt written notice to the Secretary of any potential Related Party Transaction involving him or her or his or her immediate family member, including any additional information about the transaction that the Secretary may reasonably request. The Secretary should receive notice of any potential Related Party Transaction well in advance of consummation of the transaction so that he or she has adequate time to obtain and review information about the proposed transaction. In addition, each such director, nominee for director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential Related Party Transactions.

Any potential Related Party Transactions that are brought to our attention will be reviewed and analyzed by our outside securities counsel in consultation with management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a Related Party Transaction requiring approval or ratification by the Board in accordance with the Policy.

Review and Approval of Related Party Transactions:

At each of its meetings, the Board will be provided with the details of each new, existing, or proposed Related Party Transaction, including the terms of the transaction, the business purpose of the transaction, and the effects on the Company and the relevant Related Party. In determining whether to approve a Related Party Transaction, the Board will consider, among other factors, the following factors to the extent relevant to the Related Party Transaction:

•	whether the terms of the Related Party Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a Related Party;
•	whether there are business reasons for the Company to enter into the Related Party Transaction and the nature of the alternative transactions, if any;
•	whether the Related Party Transaction would impair the independence of an outside director;
•

whether the Company was notified about the Related Party Transaction before its commencement and if not, why pre-approval was not sought and whether subsequent ratification would be detrimental to the Company; and

•

whether the Related Party Transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or Related Party, the direct or indirect nature of the director’s, executive officer’s or Related Party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Board deems relevant.

Any member of the Board who has an interest in the transaction under discussion will abstain from voting on the approval of the Related Party Transaction, but may, if so requested by the Chairperson of the Board, participate in some or all of the Board’s discussions of the Related Party Transaction. Upon completion of its review of the transaction, the Board may determine to permit or to prohibit the Related Party Transaction in its good faith judgement.

The Policy provides that the Board has reviewed certain types of Related Party Transactions identified in the Instructions to Item 404(a) of Regulation S-K as transactions that do not require disclosure under Item 404(a), and determined that such types of Related Party Transactions shall be deemed to be pre-approved or ratified, as applicable, by the Board, even if the aggregate amount involved will exceed $120,000, unless specifically determined otherwise by the Board. In connection with each regularly scheduled meeting of the Board, a summary of each new Related Party Transaction deemed pre-approved shall be provided to the Board for its review.

Director Independence

Our Board of Directors currently consists of seven members. As of January 1, 2018, four of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Except as otherwise disclosed in this Annual Report on Form 10-K, none of our directors engages in any transaction, relationship, or arrangement contemplated under section 404(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2017 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2017 and 2016 for professional services rendered by BDO USA, LLP in the following categories:

	2017	2016
Audit fees	$396,443	$359,197
Audit related fees	—	23,775
Tax fees	—	—
Other fees	—	—
Total	$396,443	$382,972

Audit fees. These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements, and other procedures performed by BDO USA, LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.  In 2015, the Company engaged Kimmel, Blau & Goldman LLP to provide tax related services including tax planning and tax advice. Fees paid to Kimmel, Blau & Goldman LLP for the year ended December 31, 2017 and December 31, 2016 were each $56,000.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

2.1	Merger Agreement and Plan of Merger (Incorporated by reference to Attachment A to Registrant’s Form S-11 Registration Statement No. 333-136110).

3.1

Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1(a) Amendment No. 1 to Registrant’s Form S-11 Registration Statement No. 333-136110, filed with the SEC on October 19, 2006)

3.2(a)	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Form S-11 Registration Statement No. 333-136110, filed with the SEC on July 28, 2006).

3.2(b)	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.29(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008).

3.2(c)	Amendment to Bylaws (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

10.1

Revised Form of 2007 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008).

10.2

Form of Stockholder Rights Agreement (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on October 19, 2006).

10.3

Asset Purchase Agreement by and among Green Bus lines, Inc., Command Bus Company, Inc., Triboro Coach Corp., Jamaica Buses, Inc. Varsity Transit, Inc., GTJ Co., Inc. and the City of New York dated November 29, 2005. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

10.4

Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 49-19 Rockaway Beach Boulevard, Arverne, New York. (Incorporated by reference to Exhibit 10.4 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

10.5

Agreement of Lease between Green Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 165-25 147th Avenue, Jamaica, New York. (Incorporated by reference to Exhibit 10.5 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

10.6

Agreement of Lease between Jamaica Bus Holding Corp., Landlord and the City of New York, Tenant: Premises 114-15 Guy Brewer Boulevard, Jamaica, New York. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

10.7

Agreement of Lease between Triboro Coach Holding Corp., Landlord and the City of New York, Tenant: Premises 85-01 24th Avenue East Elmhurst, New York. (Incorporated by reference to Exhibit 10.7 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

10.8

Agreement of Lease between GTJ Co., Inc., Landlord and Avis Rent A Car System, Inc., Tenant: Premises 23-85 87th Street, East Elmhurst, New York. (Incorporated by reference to Exhibit 10.8 to Registrant’s Form S-11 Registration Statement (No. 333-136110), filed with the SEC on July 28, 2006).

10.9

Real Estate Purchase and Sale Agreement by and between Eight Farms Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC February 5, 2008).

10.10

Lease by and between Eight Farm Springs Road Associates, L.L.C. and Hartford Fire Insurance Company, including First Lease Amendment. (Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on May 1, 2008).

Exhibit Number	Exhibit
10.11

Environmental Compliance and Indemnification Agreement, dated August 26, 2011, by and between the Company and Farm Springs Road. (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2011).

10.12

Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., Metroclean Express Corp. and GTJ REIT, Inc. (schedules have been omitted, and the Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request) (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A filed with the SEC on February 1, 2012).

10.13

Asset Sale and Purchase Agreement, dated December 27, 2011, by and among Triangle Services Inc., ShelterClean, Inc. and GTJ REIT, Inc. (schedules have been omitted, and the Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request) (Incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A filed with the SEC on February 1, 2012).

10.14

Bill of Sale, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (Incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012).

10.15

Assignment and Assumption Agreement, dated January 12, 2012, by and between ShelterClean of Arizona, Inc. and Shelter Clean Services, Inc. (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012).

10.16

Lease Agreement, dated June 6, 2012, by and between Farm Springs Road, LLC and United Technologies Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2012).

10.17

Share Purchase Agreement by and between Shelter Express Corp. and Manisha Patel. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012).

10.18

Contribution Agreement by and among Wu/Lighthouse Portfolio, LLC, GTJ REIT, Inc., GTJ GP, LLC, GTJ Realty, LP, Jeffrey Wu, Paul Cooper, Louis Sheinker, Jerome Cooper, Jeffrey Ravetz and Sarah Ravetz dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.19

Amended and Restated Limited Partnership Agreement by and between GTJ REIT, Inc. and GTJ GP, LLC dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.20

Tax Protection Agreement by and among GTJ REIT, Inc., GTJ Realty, LP, Jeffrey Wu, Wu Family 2012 Gift Trust, Paul Cooper, Jerome Cooper, Jeffrey Ravetz, Sarah Ravetz and Louis Sheinker dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.21

Registration Rights Agreement by and among GTJ REIT, Inc. and certain investors dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.22

Employment Agreement by and between Paul Cooper and GTJ REIT, Inc. dated as of January, 2013 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.23

Employment Agreement by and between Louis Sheinker and GTJ REIT, Inc. dated as of January, 2013 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.24

First Amendment to Loan and Security Agreement by and among Wu/LH 15 Progress L.L.C. (“15 Progress”), Paul A. Cooper, Jeffrey D. Ravetz, Louis E. Sheinker, Jeffrey Wu, GTJ REIT, Inc., GTJ Realty, LP, and Peoples United Bank (“PUB”) dated as of January 1, 2013 for a loan in the original principal amount of $2,700,000.00 (Incorporated by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 19, 2013).

10.25

Loan and Security Agreement by and among 15 Progress and PUB dated as of September 30, 2010 in the original principal amount of $2,700,000.00 (Incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 19, 2013).

Exhibit Number	Exhibit
10.26

Promissory Note made by 15 Progress to PUB dated as of September 30, 2010 in the principal sum of $2,700,000.00 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 19, 2013).

10.27

Open-End Mortgage Deed and Security Agreement by and among 15 Progress and PUB dated as of September 30, 2010 in the principal sum of $2,700,000.00 (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 19, 2013).

10.28

Substitute Limited Guaranty by GTJ REIT, Inc. to PUB dated as of January, 2013 (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 19, 2013).

10.29

Open-End First Mortgage Deed, Security Agreement and Fixture Filing executed by Farm Springs Road, LLC, GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.30

Promissory Note executed by Farm Springs Road, LLC, GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.31

Guaranty for the benefit of Aviva Life and Annuity Company executed by GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.32

Reserve Agreement executed by Farm Springs Road, LLC, GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.33

Amended and Restated Mortgage, Assignment of Rents and Leases, and Security Agreement dated April 3, 2013, by and between Wu/LH 103 Fairview Park LLC, and Wu/LH 404 Fieldcrest LLC and Genworth Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.34

Amended and Restated Promissory Note dated April 3, 2013, payable to the order of Genworth Life Insurance Company in the stated principal amount of $14,400,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.35

Unconditional Guaranty dated April 3, 2013, by GTJ Realty, L.P. to and for the benefit of Genworth Life Insurance Company (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.36

Environmental Indemnity dated April 3, 2013, by and between Wu/LH 103 Fairview Park LLC, Wu/LH 404 Fieldcrest LLC, GTJ Realty L.P. and Genworth Life Insurance Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.37

Mortgage, Assignment of Rents and Leases, and Security Agreement dated April 3, 2013, by and between Wu/LH 300 American LLC and Wu/LH 500 American LLC and Genworth Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 9, 2013).

10.38	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.39	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2014).

10.40	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.41	Promissory Note dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.42	Ben Zimmerman Employment Letter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

Exhibit Number	Exhibit
10.43

Amended and Restated Separation Agreement and General Release with D. Cooper, effective as of January 15, 2015 (Incorporated by reference to Exhibit 10.123 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015).

10.44

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.45	Form of Mortgage Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.46

Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.47	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.48	Loan Agreement (CT/NJ) dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.49	Loan Agreement (NY) dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.50	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.51	Guaranty Agreement dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.52	Pledge and Security Agreement dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.53

Credit Agreement with Keybank National Association and Keybanc Capital Markets Inc., dated as of December 2, 2015 (Incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.54	Form of Joinder Agreement (Incorporated by reference to Exhibit 10.135 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.55

Form of Assignment and Acceptance Agreement (Incorporated by reference to Exhibit 10.136 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.56

Executive Employment Agreement by and between Paul Cooper and the Company (Incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.57

Executive Employment Agreement by and between Louis Sheinker and the Company (Incorporated by reference to Exhibit 10.138 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.58	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.59

First Amendment to Credit Agreement and Other Loan Documents, dated June 30, 2016, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, KeyBank National Association and the other lending institutions party thereof (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.60

Second Amendment to the Credit Agreement and Other Loan Documents, dated July 27, 2017, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, KeyBank National Association and the other lending institutions party thereof (schedule has been omitted, and the Company agrees to furnish supplementally to the SEC a copy of the omitted schedule upon its request) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

Exhibit Number	Exhibit
10.61	Severance Agreement and General Release, dated November 13, 2017, by and between the Company and Ben Zimmerman (filed herewith).

10.62

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.63

Loan Agreement, dated December 20, 2017, by and among the Company, certain subsidiaries and/or affiliates of the Company, United States Life Insurance Company, and other lending institutions party thereto (filed herewith).

10.64	Promissory Note, dated December 20, 2017, made by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (filed herewith).

10.65

Environmental Indemnity Agreement, dated December 20, 2017, executed by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (filed herewith).

10.66	Guaranty Agreement, dated December 20, 2017, executed by the Company in favor of United States Life Insurance Company (filed herewith).

14.1	Amended and Restated Code of Business Conduct and Ethics, adopted as of January 30, 2018 (filed herewith).

21.1 23.1	Subsidiaries of GTJ REIT, Inc. (filed herewith). Consent of Independent Registered Public Accounting Firm BDO USA, LLP, (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14, filed herewith.

32.1	Certification of Chief Executive Officer, filed herewith.

32.2	Certification of Chief Financial Officer, filed herewith.

99.1	Share Redemption Program (Incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K filed with the SEC on January 23, 2017).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2017
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	B	3,416	9,972	375	3,416	10,347	13,763	1,480	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	F	3,237	572	—	3,237	572	3,809	71	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	F	3,008	7,097	—	3,008	7,097	10,105	913	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	B	2,275	7,822	303	2,275	8,125	10,400	1,084	1996	1/17/2013
36 Midland Ave, Port Chester, NY	F	2,428	6,409	391	2,428	6,800	9,228	938	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	F	5,390	16,463	113	5,390	16,576	21,966	2,180	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	F	827	1,916	—	827	1,916	2,743	288	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	F	948	2,265	—	948	2,265	3,213	333	1986	1/17/2013
8 Slater Street, Port Chester, NY	F	1,997	4,640	382	1,997	5,022	7,019	756	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	F	8,907	117	4,284	8,907	4,401	13,308	3,402	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	F	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	F	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	F	74	783	31	74	814	888	812	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	F	38,210	937	2,343	38,210	3,280	41,490	3,038	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	F	14,506	323	1,168	14,637	1,360	15,997	1,081	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	E	26,678	98	125	26,678	223	26,901	90	n/a	7/2/2014
606 Cozine Ave, Brooklyn, NY	H	3,304	6,469	—	3,304	6,469	9,773	719	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	H	4,751	27,906	—	4,751	27,906	32,657	289	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	F	786	422	—	786	422	1,208	88	1980	3/26/2007
Total NY:		144,202	98,038	12,438	144,333	110,345	254,678	24,312
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	F	2,275	12,538	367	2,275	12,905	15,180	1,817	1986	1/17/2013
200 American Road, Morris Plains, NJ	F	725	5,361	50	725	5,411	6,136	740	2004	1/17/2013
300 American Road, Morris Plains, NJ	B	1,466	6,628	47	1,466	6,675	8,141	912	1987	1/17/2013
400 American Road, Morris Plains, NJ	F	1,724	9,808	239	1,724	10,047	11,771	1,494	1990	1/17/2013
500 American Road, Morris Plains, NJ	B	1,711	8,111	—	1,711	8,111	9,822	1,099	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ		1,898	1,402	5,399	1,898	6,801	8,699	475	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	G	790	1,937	7	790	1,944	2,734	183	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	G	1,780	8,999	—	1,780	8,999	10,779	703	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	G	6,187	18,855	—	6,187	18,855	25,042	1,599	2002	3/13/2015
4 Corporate Place, Piscataway, NJ	G	2,145	1,744	144	2,145	1,888	4,033	253	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	G	2,666	4,381	—	2,666	4,381	7,047	470	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	H	1,176	5,357	—	1,176	5,357	6,533	114	1966	7/27/2017
Office:
25 Corporate Place, Piscataway, NJ	G	2,269	8,343	—	2,269	8,343	10,612	730	1985	3/13/2015
Total NJ:		26,812	93,464	6,253	26,812	99,717	126,529	10,589
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	3,240	833	4,107	4,940	336	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	F	2,660	4,807	89	2,660	4,896	7,556	699	1973	1/17/2013
15 Progress Drive, Shelton, CT	C	984	3,411	—	984	3,411	4,395	514	1980	1/17/2013

33 Platt Road, Shelton, CT	F	3,196	5,402	—	3,196	5,402	8,598	1,311	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	32	1,551	3,556	5,107	493	1946	1/17/2013
12 Cascade Blvd, Orange, CT	F	1,688	3,742	2	1,688	3,744	5,432	491	1987	1/17/2013
15 Executive Blvd., Orange, CT	F	1,974	5,357	1,004	1,974	6,361	8,335	1,057	1983	1/17/2013
25 Executive Blvd., Orange, CT	F	438	1,481	33	438	1,514	1,952	189	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	F	1,462	2,915	575	1,462	3,490	4,952	461	1989	1/17/2013
269 Lambert Rd, Orange, CT	F	1,666	3,516	230	1,666	3,746	5,412	647	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	D	1,572	11,797	60	1,572	11,857	13,429	1,983	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—	5,442	200	5,442	5,642	—	n/a	4/8/2014
4 Meadow Street, Norwalk, CT	F	856	3,034	307	856	3,341	4,197	446	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	F	2,456	8,658	415	2,456	9,073	11,529	901	1969	1/14/2015
Office:
8 Farm Springs Road, Farmington, CT	A	3,533	16,248	3,832	3,533	20,080	23,613	8,043	1980	2/28/2008
35 Executive Blvd., Orange, CT	F	1,080	8,909	269	1,080	9,178	10,258	1,516	1988	1/17/2013
Total CT:		26,149	83,668	15,530	26,149	99,198	125,347	19,087
Delaware
Industrial:
300 McIntire Drive, Newark, DE	H	2,488	13,033	111	2,488	13,144	15,632	1,148	1999	6/1/2016
Total DE:		2,488	13,033	111	2,488	13,144	15,632	1,148
Grand Total:		199,651	288,203	34,332	199,782	322,404	522,186	55,136

Lender	Principal Outstanding
A—Athene Life and Annuity	$15,000
B—Genworth Life Insurance Company	26,574
C—People’s United Bank	2,249
D—Hartford Accident	6,000
E—People’s United Bank	15,500
F—American International Group	233,100
G—Allstate Corporation	39,100
H—United States Life Insurance Company	39,000
Total	$376,523

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 29, 2018	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 29, 2018

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2018

/s/ Douglas Cooper Douglas A. Cooper	Director	March 29, 2018

/s/ John J. Leahy John J. Leahy	Director	March 29, 2018

/s/ Stanley R. Perla Stanley R. Perla	Director	March 29, 2018

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 29, 2018

/s/ Harvey I. Schneider Harvey I. Schneider	Director	March 29, 2018