Form 10-Q
period 2018-03-31
GTJ REIT, Inc.
filed 2018-05-11
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,589,125 shares of common stock as of May 8, 2018.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$199,782	$199,782
Buildings and improvements	324,686	322,404
Total real estate, at cost	524,468	522,186
Less: accumulated depreciation and amortization	(57,852)	(55,136)
Net real estate held for investment	466,616	467,050
Cash and cash equivalents	18,550	8,423
Restricted cash	3,493	3,471
Rental income in excess of amount billed	16,401	16,261
Acquired lease intangible assets, net	13,895	14,576
Investment in unconsolidated affiliate	5,250	1,209
Other assets	10,959	10,551
Total assets	$535,164	$521,541
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,085	$370,194
Secured revolving credit facility	55,000	35,857
Accounts payable and accrued expenses	4,669	3,608
Dividends payable	2,446	1,359
Acquired lease intangible liabilities, net	5,649	5,867
Other liabilities	8,781	7,070
Total liabilities	437,630	423,955
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,589,125 and 13,594,125 shares issued and outstanding at March 31, 2018 and December 31, 2017	1	1
Additional paid-in capital	161,851	161,812
Distributions in excess of net income	(103,037)	(103,025)
Total stockholders’ equity	58,815	58,788
Noncontrolling interest	38,719	38,798
Total equity	97,534	97,586
Total liabilities and equity	$535,164	$521,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2018	2017
Revenues:
Rental income	$11,580	$10,865
Tenant reimbursements	2,818	2,063
Total revenues	14,398	12,928
Expenses:
Property operating expenses	3,277	2,632
General and administrative	1,848	1,700
Acquisition costs	—	99
Depreciation and amortization	3,644	3,147
Total expenses	8,769	7,578
Operating income	5,629	5,350
Interest expense	(4,526)	(3,947)
Equity in gains (losses) of unconsolidated affiliate	2,458	(198)
Other	60	(110)
Net income from operations	3,621	1,095
Less: Net income attributable to noncontrolling interest	1,187	386
Net income attributable to common stockholders	$2,434	$709
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.18	$0.05
Weighted average common shares outstanding – basic	13,592,792	13,618,884
Weighted average common shares outstanding – diluted	13,614,689	13,650,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2018	$—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586
Common stock dividends	—	—	—	—	(2,446)	(2,446)	—	(2,446)
Repurchases - common stock	—	—	—	(35)	—	(35)	—	(35)
Stock-based compensation	—	—	—	88	—	88	—	88
Retirement of shares	—	(5,000)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,280)	(1,280)
Net income from operations	—	—	—	—	2,434	2,434	1,187	3,621
Reallocation of equity	—	—	—	(14)	—	(14)	14	—
Balance at March 31, 2018	$—	13,589,125	$1	$161,851	$(103,037)	$58,815	$38,719	$97,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$3,621	$1,095
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,731	2,321
Amortization of intangible assets and deferred charges	1,069	964
Stock-based compensation	88	122
Rental income in excess of amount billed	(140)	(52)
(Income) loss from equity investment in unconsolidated affiliate	(2,458)	198
Proceeds from sale of properties from unconsolidated affiliate	1,842	—
Changes in operating assets and liabilities:
Other assets	(782)	(308)
Accounts payable and accrued expenses	430	1,490
Other liabilities	192	1,328
Net cash provided by operating activities	6,593	7,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(700)	(4,279)
Investment in unconsolidated affiliate	(5,250)	—
Return of capital from unconsolidated affiliate	1,825	—
Contract deposits	—	(250)
Net cash used in investing activities	(4,125)	(4,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	33,000	—
Loan costs from mortgage notes payable	(763)	—
Proceeds from revolving credit facility	19,143	—
Payment of mortgage principal	(41,594)	(3,229)
Repurchases of common stock	(35)	—
Cash distributions to noncontrolling interests	(711)	(3,322)
Cash dividends paid	(1,359)	(1,226)
Net cash provided by (used in) financing activities	7,681	(7,777)
Net increase (decrease) in cash and cash equivalents	10,149	(5,148)
Cash and cash equivalents including restricted cash of $3,471 and $2,584, respectively, at the beginning of period	11,894	18,516
Cash and cash equivalents including restricted cash of $3,493 and $2,707, respectively, at the end of period	$22,043	$13,368
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$4,201	$3,704
Non-cash expenditures for real estate	$1,581	$—
Taxes paid	$29	$61

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

The Company has elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company elected December 31 as its fiscal year end. Under the REIT operating structure, the Company is permitted to deduct the dividends paid to its stockholders when determining its taxable income. Assuming dividends equal or exceed the Company’s taxable income, the Company generally will not be required to pay federal corporate income taxes on such income.

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.35% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2018, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of the Company’s Series B preferred stock.

As of March 31, 2018, the Operating Partnership owned and operated 49 properties consisting of approximately 5.9 million square feet of primarily industrial and office space on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2017, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 29, 2018, and other public information.

The Company determined that certain transactions involving the issuance of limited partnership interests of the Operating Partnership, should have resulted in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of the OP NCI attributable to limited partnership interests at the time of issuance (the “Reallocation”).  During the twelve months ended December 31, 2016, the Company increased its APIC with an offsetting reduction to the OP NCI of approximately $23.7 million. During the twelve months ended December 31, 2017, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.2 million. During the three months ended March 31, 2018, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $.01 million. The Company concluded that the Reallocation adjustment is not meaningful to the Company's financial position for any of the prior periods, and the three months ended March 31, 2018, and as such this cumulative change was recorded in the Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018 and Statement of Stockholders’ Equity for the three months ended March 31, 2018. The Reallocation had no impact on the Condensed Consolidated Statements of Operations or Cash Flows.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Effective 2018 acquisition related costs are capitalized. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.1 million for each of the three months ended March 31, 2018 and 2017.

As of March 31, 2018, above-market and in-place leases of approximately $1.4 million and $12.5 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2017, above-market and in-place leases of approximately $1.5 million and $13.1 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2018, and December 31, 2017, approximately $5.6 million and $5.9 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2018, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2018 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2018	$413	$1,672
2019	560	1,955
2020	660	1,627
2021	510	1,400
2022	533	1,344
2023	635	1,189
Thereafter	974	3,345
	$4,285	$12,532

Investment in Unconsolidated Affiliates:

The company has investments in other entities that have been accounted for under the equity method of accounting. The equity method of accounting is used when an investor has influence, but not control, over the investee. The Company records its share of the profits and losses of the investee in the period when theses profits and losses are also reflected in the accounts of the investee.

During the quarter ended March 31, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company has accounted for this investment under the equity method of accounting.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at March 31, 2018.

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

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock and stock options were included in the computation of diluted earnings per share.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2018, and December 31, 2017, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2018, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Annual contractual rent of $9.7 million derived from five leases with the City of New York, represents approximately 21% of the Company’s total 2018 contractual rental income.

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

New Accounting Pronouncements:

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, “Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, which allowed public companies to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. ASU 2018-05 was effective upon issuance. The Company did not recognize any estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 118.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies Topic 718 such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. ASU 2017-05 clarifies the scope of Subtopic 610-20 by defining the term “in substance nonfinancial asset.” If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an “in substance nonfinancial asset”. Additionally, ASU 2017-05 indicates an entity should identify each distinct nonfinancial asset (e.g., real estate and inventory) or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. ASU 2017-05 requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when two criteria are met: 1) the entity does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810, and 2) the entity transfers control of the asset in accordance with Topic 606. The effective date and transition requirements of ASU 2017-05 are the same as Topic 606.  The amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of ASU 2017-05 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income. There were no acquisitions during the three months ended March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-08 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied retrospectively.  Upon the adoption of ASU 2016-18, the Company reclassified $0.1 million of its cash inflows from operating activities and $0.2 million of its cash outflows from investing activities to change in cash and restricted cash in its historical presentation of cash flows for the three months ended March 31, 2017.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for public business entities for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize at the commencement date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged.  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. As a lessee, the Company is a party to an office lease with future lease obligations aggregating to $772,105 as of March 31, 2018, for which the Company expects to record right-of-use assets upon the adoption of ASU 2016-02.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments, except for those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The new guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under ASU 2016-01, a reporting company will be required to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for public business entities for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2017. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to receive for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 does not apply to the Company’s lease revenues but will apply to reimbursed tenant costs after ASU 2016-02 is adopted.  Additionally, this guidance modifies disclosures regarding the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption.  The Company has determined that the majority of its revenue falls outside the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company implemented the standard using the modified retrospective approach. However, there was no cumulative effect recognized in retained earnings at the date of application.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2018	December 31, 2017	Maturity
Athene Annuity & Life Company	3.00%	$—	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	—	26,574	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	6,000	3/1/2020
People’s United Bank	5.23%	2,229	2,249	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	39,100	39,100	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	—	4/1/2028
	Subtotal	367,929	376,523
	Unamortized loan costs	(6,844)	(6,329)
	Total	$361,085	$370,194

Athene Annuity & Life Company:

On February 27, 2018, the Company paid its mortgage note payable with Athene Annuity & Life Company in the amount of $15.0 million from funds available from its secured revolving credit facility with Key Bank.

Genworth Life Insurance Company:

On March 21, 2018, the Company paid its mortgage note payable with Genworth Life Insurance Company in the amount of $26.4 million from the proceeds of its loan agreement with the United States Life Insurance Company.

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

American International Group Loan Agreement:

On February 20, 2015 (the “Loan Closing Date”), the Operating Partnership refinanced the current outstanding debt on certain properties and placed new financing on others by entering into a Loan Agreement (the “AIG Loan Agreement”) with American General Life Insurance Company, the Variable Life Insurance Company, the United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

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

Allstate Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it required interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule.

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

United States Life Insurance Company Loan Agreement:

On March 21, 2018, four wholly owned subsidiaries of the Operating Partnership refinanced the current outstanding debt on certain properties by entering into a loan agreement with the United States Life Insurance Company in the City of New York. The loan agreement provides for a secured loan facility in the principal amount of $33.0 million. The loan facility is a ten-year term loan that requires interest only payments at the rate of 4.25% per annum on the principal balance for the first five (5) years of the term and principal and interest payments (amortized over a 30-year period) during the second five (5) years of the term. The entire principal balance is due and payable on April 1, 2028, the loan maturity date. The Company used a portion of the proceeds from the loan facility to repay the remaining balance of a mortgage loan from Genworth Life Insurance Company.

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of March 31, 2018, scheduled principal repayments for the remainder of 2018, the next five years and thereafter are as follows (in thousands):

Remainder of 2018	$514
2019	789
2020	8,825
2021	852
2022	1,157
2023	1,573
Thereafter	354,219
Total	$367,929

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

The Operating Partnership’s obligations under the facility are secured by a first priority lien and security interest to be held by the agents for Key Bank, in certain of the property, rights and interests of the Operating Partnership, the Guarantors (as defined below) and their subsidiaries now existing and as may be acquired (collectively, the “Collateral”). GTJ REIT, Inc., and each party to the Guaranty are collectively referred to as the “Guarantors.” The parties to the Key Bank Credit Agreement also entered into several side agreements, including, the Joinder Agreements, the Assignment of Interests, the Acknowledgments, the Mortgages, the Guaranty, and other agreements and instruments to facilitate the transactions contemplated under the Key Bank Credit Agreement. Such agreements contain terms and provisions that are customary for instruments of this nature.

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of March 31, 2018 and December 31, 2017 were $55.0 million and $35.9 million, respectively, which are considered LIBOR rate loans.

In connection with the Key Bank Credit Agreement, the Operating Partnership is required to comply with certain covenants. As of March 31, 2018, the Operating Partnership was in compliance with all covenants.

5. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2018, and December 31, 2017, the Company had a total of 13,589,125 and 13,594,125 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2018, or December 31, 2017.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2018:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 22, 2018	March 31, 2018	April 13, 2018	$0.10
March 22, 2018	March 31, 2018	April 16, 2018	$0.08	(1)

(1)	This represents a 2017 supplemental dividend.

The total distributions paid in 2018 were the result of cash flows from operations.

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

The current redemption period is December 1, 2017 to May 31, 2018.  On March 22, 2018, the Company received its annual valuation as of December 31, 2017.  The annual valuation resulted in an adjustment to the redemption price under the Program from $12.55 to $12.92 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 27, 2018 and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $12.92 per share will be effective with respect to share redemption requests submitted from December 1, 2017 until such time as the Board determines a new estimated per share Net Asset Value (“NAV”). Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

On January 26, 2018, the Company commenced a self-tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on March 5, 2018. The Program was temporarily suspended during this offer as required by SEC rules. No repurchases of shares were made under the Program during the offer and for 10 business days thereafter. Pursuant to the self-tender offer, 5,000 shares were tendered and the Company purchased these shares for $35,000 on March 8, 2018. The suspension of the Program was terminated on March 20, 2018 and thereafter the Company recommenced purchases under the Program.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of March 31, 2018, the Company had 2,000,000 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. On November 8, 2016, 200,000 options were granted to key officers of the company and had a three-year vesting period. In 2017, 200,000 options were exercised. All options expire ten years from the date of grant. For the three months ended March 31, 2018 and 2017, the stock compensation expense relating to these stock options was approximately $27,000 and $43,000, respectively.

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

On June 8, 2017, the Company issued an aggregate of 15,516 restricted shares of common stock with a value of approximately $180,000 (based upon an estimated value of $11.60 per share) under the 2007 Plan to non-management members of the Board of Directors.  The shares vested immediately upon issuance.

The Board of Directors has determined the value of a share of common stock to be $11.65 based on a valuation completed March 27, 2018, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three months ended March 31, 2018 and 2017, the Company’s total stock compensation expense was approximately $88,000 and $122,000, respectively. As of March 31, 2018, there was approximately $372,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.9 years.

As of March 31, 2018, there were 210,000 stock options that are outstanding, 76,666 of which are exercisable, and 442,787 shares of restricted stock are outstanding, 408,282 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2017	40,381	$10.73
Vested	(5,876)	10.39
Non-vested shares outstanding as of March 31, 2018	34,505	$10.80

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of March 31, 2018:

Non-vested Shares Amortization Schedule	Number of Shares
2018 (9 months)	11,797
2019	10,202
2020	5,235
2021	2,730
2022	1,785
2023	1,291
Thereafter	1,465
Total Non-vested Shares	34,505

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,897 and 31,199 common share equivalents in the three months ended March 31, 2018 and 2017, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended
	March 31
	2018	2017
Numerator:
Net income attributable to common stockholders	$2,434	$709
Denominator:
Weighted average common shares outstanding – basic	13,592,792	13,618,884
Weighted average common shares outstanding – diluted	13,614,689	13,650,083
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.18	$0.05

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

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, NY, are leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. This lease agreement expires in 2020 and has a current annual base rent of $271,000 with aggregate lease payments totaling $1.8 million.

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that was subsequently converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received an initial distribution from the partnership of $3.7 million which resulted in a realized gain from unconsolidated affiliate of $2.5 million.

8. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2018, and December 31, 2017, the remaining liability was approximately $1.1 million, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of March 31, 2018, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and secured revolving credit facility approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$18,550	$18,550	$8,423	$8,423
Restricted cash	3,493	3,493	3,471	3,471
Accounts receivable	310	310	159	159
Financial liabilities:
Accounts payable and accrued expenses	$4,669	$4,669	$3,608	$3,608
Secured revolving credit facility	55,000	55,000	35,857	35,857
Mortgage notes payable	367,929	357,447	376,523	371,920
Pension withdrawal liability	1,115	1,106	1,131	1,139

10. SUBSEQUENT EVENTS:

Sale of Real Estate

On April 25, 2018, the Company entered into a purchase and sale agreement for the sale of the property located at 8 Farm Springs Road, Farmington, Connecticut for $20.7 million. There are conditions precedent to closing and the purchaser may terminate the agreement in its sole discretion for any reason or for no reason by giving written notice of such election to the Company on any day prior to 5:00 p.m. EDT time on June 11, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2018, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 5.9 million square feet of primarily industrial and office space on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware. As of March 31, 2018, our properties were 96% leased to 66 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2018, there were no material changes to these policies.

Recent Developments:

Recent Investments:

On March 6, 2018, the Operating Partnership purchased a 50% interest in Two CPS Developers LLC (the “Joint Venture”) for $5.25 million. The joint venture owns a 132,650 square foot vacant office building located at 2 Corporate Place South, Piscataway, New Jersey, which is being demolished and will be replaced with a 150,325 square foot state-of-the-art 36-foot clear industrial building. The Operating Partnership financed the acquisition from funds available from its secured revolving credit facility with Key Bank.

Tender Offers:

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

On January 26, 2018, the Company commenced a self-tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on March 5, 2018. The Company’s Share Redemption Program was temporarily suspended during this offer as required by SEC rules. No repurchases of shares were made under the Share Redemption Program during the offer and for 10 business days thereafter. Pursuant to the self-tender offer, 5,000 shares were tendered and the Company purchased these shares for $35,000 on March 8, 2018. The suspension of the Share Redemption Program was terminated on March 20, 2018 and thereafter the Company recommenced purchases under the Share Redemption Program.

Secured Revolving Credit Facility:

On February 27, 2018, the Operating Partnership increased its secured revolving credit facility with Key Bank from $50.5 million to $55.0 million. In addition, the Operating Partnership exercised its option to extend the maturity date of the credit facility to June 30, 2019.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2018	2017	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$11,580	$10,865	$715	7%
Tenant reimbursements	2,818	2,063	755	37%
Total revenues	14,398	12,928	1,470	11%
Expenses:
Property operating expenses	3,277	2,632	645	25%
General and administrative	1,848	1,700	148	9%
Acquisition costs	—	99	(99)	-100%
Depreciation and amortization	3,644	3,147	497	16%
Total expenses	8,769	7,578	1,191	16%
Operating income	5,629	5,350	279	5%
Interest expense	(4,526)	(3,947)	579	15%
Equity in gains (losses) of unconsolidated affiliate	2,458	(198)	2,656	1341%
Other	60	(110)	170	155%
Net income from operations	3,621	1,095	2,526	231%
Less: Net income attributable to noncontrolling interest	1,187	386	801	208%
Net income attributable to common stockholders	$2,434	$709	1,725	243%

Revenues

Revenues increased $1.4 million, or 11%, to $14.4 million for the three months ended March 31, 2018 from $13.0 million for the three months ended March 31, 2017. The increase is primarily due to the three-month ownership in 2018 of two income producing properties purchased during the third quarter of 2017.

Operating Expenses

Operating expenses of $8.8 million for the three months ended March 31, 2018 increased $1.2 million, or 16%, from $7.6 million for the three months ended March 31, 2017. The increase is mainly attributable to increases to general and administrative expenses, including professional fees in connection with the Company’s Share Redemption Program and its self-tender offer, as well as property operating expenses of two income producing properties purchased during the third quarter of 2017.

Interest Expense

Interest expense increased $0.6 million, or 15%, to $4.5 million for the three months ended March 31, 2018 from $3.9 million for the three months ended March 31, 2017. The increase is primarily due to the acquisition of two income producing properties during the third quarter of 2017 financed from the Company’s secured revolving credit facility with Key Bank, which were subsequently refinanced by a secured loan facility from United States Life Insurance Company.

Equity in Gains (Losses) of Unconsolidated Affiliate

During the three months ended March 31, 2018, the Company realized a gain of $2.5 million attributable to its investment in Garden 1101. During the three months ended March 31, 2017, the Company recorded an unrealized loss of $0.2 million attributable to its investment in Garden 1101.

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

Our available liquidity at March 31, 2018 was approximately $22.0 million, consisting of cash and cash equivalents and restricted cash. As of March 31, 2018, the Company had $55.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Operating Activities

Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2018. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and income from equity investment in unconsolidated affiliate of approximately $4.9 million, (ii) proceeds from the sale of unconsolidated affiliate of $1.8 million, (iii) an increase in accounts payable and other expenses of $0.4 million, and (iv) an increase in other liabilities of $0.2 million, partially offset by (v) an increase in other assets of $0.7 million.  Net cash provided by operating activities was $7.2 million for the three months ended March 31, 2017. For the 2017 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and a loss from the Company’s investment in a limited partnership of approximately $4.7 million, (ii) an increase to accounts payable and accrued expenses of $1.5 million, and (iii) an increase in other liabilities of $1.3 million, partially offset by (iv) an increase in other assets of $0.3 million.

Investing Activities

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2018. Cash used in investing activities resulted from (i) property improvements of $ 0.7 million and (ii) an investment in a joint venture of $5.2 million, partially offset by (iii) a return of capital from an unconsolidated affiliate of $1.8 million. Net cash used in investing activities was $4.5 million for the three months ended March 31, 2017. For the 2017 period, cash used in investing activities resulted from (i) property improvement of approximately $4.3 million and (ii) a contract deposit of $0.2 million.

Financing Activities

Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2018.  Cash provided by financing activities resulted from (i) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million and (ii) proceeds from the Company’s revolving credit facility with Key Bank of $19.1 million, partially offset by (iii) the payment of mortgage principal of $41.6 million, including the remaining balance of a mortgage loan of $26.4 million from Genworth Life Insurance Company, (iv) payment of the Company’s quarterly dividend of $1.3 million, (v) distributions to non-controlling interests of $0.7 million, and (vi) loan costs of $0.8 million.  Net cash used in financing activities was $7.8 million for the three months ended March 31, 2017. For the 2017 period, cash used in financing activities included (i) the payment of mortgage principal of approximately $3.2 million, including the $3.0 million scheduled prepayment in connection with the Company’s mortgage loan at 110 Old County Circle in Windsor Locks, CT, (ii) distributions to non-controlling interests totaling $3.3 million and (iii) the payment of the Company’s fourth quarter 2016 dividend of $1.2 million.

Non-GAAP Financial Measures

EBITDAre and Adjusted EBITDAre (earnings before interest, taxes, depreciation and amortization for real estate)

EBITDAre and Adjusted EBITDAre are non-GAAP financial measures. Our EBITDAre and Adjusted EBITDAre computation may not be comparable to EBITDAre and Adjusted EBITDAre reported by other companies that interpret the definitions of EBITDAre and Adjusted EBITDAre differently than we do. Management believes EBITDAre and Adjusted EBITDAre to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) for EBITDAre and defines EBITDAre to mean net income (loss) computed in accordance with GAAP, excluding interest expense, income tax expense, depreciation and amortization, gains and losses on the disposition of depreciated property, impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.  EBITDAre and Adjusted EBITDAre should be considered along with, but not as alternatives to, net income as measures of our operating performance.

Adjusted EBITDAre allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, acquisition costs for 2017 have been excluded from Adjusted EBITDAre in order to assist with measuring core real estate operating performance.

The reconciliation of net income attributable to our common stockholders to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2018 and 2017, is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2018 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2018	2017
Net income attributable to common stockholders	$2,434	$709
Depreciation	1,798	1,659
Amortization of intangible assets and deferred costs	702	633
Interest expense	2,781	2,430
Gain on sale of properties	(1,613)	—
EBITDAre	6,102	5,431
Acquisition costs	—	65
Adjusted EBITDAre	$6,102	$5,496

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by NAREIT and defines FFO to mean net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, excluding asset impairments, plus real estate-related depreciation and amortization. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expense which may not be immediately apparent from net income.

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as expensed acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding certain income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments, financing costs, the amortization of stock compensation, and our unrealized loss from an investment in a limited partnership, which are not indicative of the results of our operating portfolio.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO, Core FFO and AFFO for the three months ended March 31, 2018 and 2017 is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2018 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2018	2017
Net income attributable to common stockholders	$2,434	$709
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,783	1,515
Gain on sale of properties	(1,613)	—
Amortization of intangibles and deferred costs	510	468
Funds From Operations (“FFO”), as defined by NAREIT	3,114	2,692
Acquisition costs	—	65
Core FFO, as defined by GTJ REIT, Inc.	3,114	2,757
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(92)	(34)
Amortization of debt mark-to-market adjustments and financing costs	192	164
Unrealized loss on limited partnership investment	—	130
Amortization of stock compensation	74	74
AFFO	$3,288	$3,091

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of March 31, 2018, the remaining liability of this obligation was approximately $1.1 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31, 2018, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $55.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  As of March 31, 2018, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $550,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

During the three months ended March 31, 2018, there have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company’s purchase of 5,000 shares for $35,000 pursuant to its self-tender offer and as previously reported in the Company's filings, the Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended March 31, 2018. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

10.1

Third Amendment to Credit Agreement and Other Loan Documents, dated February 27, 2018, by and among GTJ Realty, LP, and the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (filed herewith).

10.2	Loan Agreement, dated March 21, 2018, by and among certain subsidiaries of the Company and The United States Life Insurance Company in the City of New York (filed herewith).

10.3

Consolidated, Amended and Restated Promissory Note, dated March 21, 2018, made by certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (filed herewith).

10.4

Environmental Indemnity Agreement, dated March 21, 2018, executed by the Company and certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (filed herewith).

10.5	Guaranty Agreement, dated March 21, 2018, executed by the Company in favor of The United States Life Insurance Company in the City of New York (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 11, 2018	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2018	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)