Form 10-Q
period 2018-06-30
GTJ REIT, Inc.
filed 2018-08-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,569,664 shares of common stock as of August 7, 2018.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,839	$199,782
Buildings and improvements	304,771	322,404
Total real estate, at cost	502,610	522,186
Less: accumulated depreciation and amortization	(52,082)	(55,136)
Net real estate held for investment	450,528	467,050
Cash and cash equivalents	13,345	8,423
Restricted cash	3,945	3,471
Rental income in excess of amount billed	14,937	16,261
Acquired lease intangible assets, net	13,247	14,576
Investment in unconsolidated affiliate	5,250	1,209
Asset held for sale	17,466	—
Other assets	9,778	10,551
Total assets	$528,496	$521,541
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,161	$370,194
Secured revolving credit facility	55,000	35,857
Accounts payable and accrued expenses	2,811	3,608
Dividends payable	1,357	1,359
Acquired lease intangible liabilities, net	5,431	5,867
Liabilities related to asset held for sale	20	—
Other liabilities	6,851	7,070
Total liabilities	432,631	423,955
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,569,664 and 13,594,125 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	161,059	161,812
Distributions in excess of net income	(103,729)	(103,025)
Total stockholders’ equity	57,331	58,788
Noncontrolling interest	38,534	38,798
Total equity	95,865	97,586
Total liabilities and equity	$528,496	$521,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$11,690	$10,878	$23,270	$21,743
Tenant reimbursements	2,606	1,705	5,424	3,768
Total revenues	14,296	12,583	28,694	25,511
Operating Expenses:
Property operating expenses	2,930	2,202	6,207	4,834
General and administrative	2,073	2,605	3,921	4,305
Acquisition costs	—	62	—	161
Depreciation and amortization	3,579	3,203	7,223	6,350
Total expenses	8,582	8,072	17,351	15,650
Operating income	5,714	4,511	11,343	9,861
Interest expense	(4,728)	(3,958)	(9,254)	(7,905)
Equity in gains (losses) of unconsolidated affiliate	—	—	2,458	(198)
Other income (expense)	(9)	(301)	51	(411)
Net income from operations	977	252	4,598	1,347
Less: Net income attributable to noncontrolling interest	312	164	1,499	550
Net income attributable to common stockholders	$665	$88	$3,099	$797
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.05	$0.01	$0.23	$0.06
Weighted average common shares outstanding – basic	13,581,655	13,640,027	13,587,192	13,629,514
Weighted average common shares outstanding – diluted	13,603,552	13,661,510	13,609,089	13,650,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2018	$—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586
Common stock dividends	—	—	—	—	(3,803)	(3,803)	—	(3,803)
Repurchases - common stock	—	(82,399)	—	(1,035)	—	(1,035)	—	(1,035)
Stock-based compensation	—	—	—	513	—	513	—	513
Issuance of shares	—	57,938	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,994)	(1,994)
Net income from operations	—	—	—	—	3,099	3,099	1,499	4,598
Reallocation of equity	—	—	—	(231)	—	(231)	231	—
Balance at June 30, 2018	$—	13,569,664	$1	$161,059	$(103,729)	$57,331	$38,534	$95,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$4,598	$1,347
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	5,438	4,705
Amortization of intangible assets and deferred charges	2,058	1,940
Stock-based compensation	513	525
Rental income in excess of amount billed	(341)	(113)
(Income) loss from equity investment in unconsolidated affiliate	(2,458)	198
Proceeds from sale of property from unconsolidated affiliate	1,842	—
Changes in operating assets and liabilities:
Other assets	(588)	(492)
Accounts payable and accrued expenses	(777)	414
Other liabilities	(1,172)	(36)
Net cash provided by operating activities	9,113	8,488
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(3,097)	(6,219)
Investment in unconsolidated affiliate	(5,250)	—
Return of capital from unconsolidated affiliate	1,825	—
Contract deposits	—	(1,720)
Net cash used in investing activities	(6,522)	(7,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	33,000	—
Loan costs from mortgage notes payable	(781)	—
Proceeds from revolving credit facility	19,143	1,085
Payment of mortgage principal	(41,726)	(3,458)
Repurchases of common stock	(1,035)	—
Cash distributions to noncontrolling interests	(1,991)	(4,810)
Cash dividends paid	(3,805)	(4,085)
Net cash provided by (used in) financing activities	2,805	(11,268)
Net increase (decrease) in cash and cash equivalents	5,396	(10,719)
Cash and cash equivalents including restricted cash of $3,471 and $2,584, respectively, at the beginning of period	11,894	18,516
Cash and cash equivalents including restricted cash of $3,945 and $2,290, respectively, at the end of period	$17,290	$7,797
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$8,581	$7,395
Non-cash expenditures for real estate	$951	$—
Taxes paid	$42	$61

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.48% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2018, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of the Company’s Series B preferred stock.

As of June 30, 2018, the Operating Partnership owned and operated 49 properties consisting of approximately 6.0 million square feet of primarily industrial and office space on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the six months ended June 30, 2018, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.2 million.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Effective 2018, acquisition related costs are capitalized. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, above-market and in-place leases of approximately $1.3 million and $12.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2017, above-market and in-place leases of approximately $1.5 million and $13.1 million (net of accumulated amortization), respectively, are included in the acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, approximately $5.4 million and $5.9 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2018, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2018 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2018	$275	$1,104
2019	560	1,955
2020	660	1,627
2021	510	1,400
2022	534	1,344
2023	635	1,189
Thereafter	974	3,345
	$4,148	$11,964

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company has accounted for this investment under the equity method of accounting. The Company did not record any income or loss from this investment for the three months and six months ended June 30, 2018, respectively, as the property owned by the investee was under development.

Assets Held for Sale:

On April 25, 2018, the Company entered into a purchase and sale agreement for the sale of the property located at 8 Farm Springs Road, Farmington, Connecticut. The transaction closed on July 16, 2018. In accordance with Accounting Standards Update (“ASU”) No. 2014-08, the sale will not be considered a discontinued operation.

The property has been classified as held for sale as of June 30, 2018, as shown in the following table (in thousands):

June 30, 2018	Farm Springs Road
Real estate, net	$15,162
Deferred leasing costs, net	628
Rental income in excess of amounts billed and other assets	1,676
Asset held for sale	$17,466
Accounts payable and accrued expenses	20
Liabilities related to asset held for sale	$20

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at June 30, 2018.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2018, and December 31, 2017, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2018, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

New Accounting Pronouncements:

In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which amended ASC Topic 842, to provide a practical expedient to lessors to elect to not separate non-lease components from the associated leases. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” These amendments provide clarifications and corrections to ASU 2016-02, Leases (Topic 842). The Company is currently assessing the impact this guidance will have on it consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement – Reporting Comprehensive Income – Overall), 470-50 (Debt – Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity – Overall), 718-740 (Compensation – Stock Compensation – Income Taxes), 805-740 (Business Combinations – Income Taxes), 815-10 (Derivatives and Hedging – Overall), and 820-10 (Fair Value Measurement – Overall). The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting.” These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, which allowed public companies to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. ASU 2018-05 was effective upon issuance. The Company did not recognize any estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 118.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income. There were no acquisitions during the six months ended June 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied retrospectively.  Upon the adoption of ASU 2016-18, the Company reclassified $0.3 million of its cash inflows from investing activities to change in cash and restricted cash in its historical presentation of cash flows for the six months ended June 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize at the commencement date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged.  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. As a lessee, the Company is a party to an office lease with future lease obligations aggregating to $705,522 as of June 30, 2018, for which the Company expects to record right-of-use assets upon the adoption of ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to receive for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 does not apply to the Company’s lease revenues but will apply to reimbursed tenant costs after ASU 2016-02 is adopted.  Additionally, this guidance modifies disclosures regarding the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. ASU 2014-09 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has determined that the majority of its revenue falls outside the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company implemented the standard using the modified retrospective approach. However, there was no cumulative effect recognized in retained earnings at the date of application.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2018	December 31, 2017	Maturity
Athene Annuity & Life Company	3.00%	$—	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	—	26,574	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	6,000	3/1/2020
People’s United Bank	5.23%	2,210	2,249	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	38,987	39,100	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	—	4/1/2028
	Subtotal	367,797	376,523
	Unamortized loan costs	(6,636)	(6,329)
	Total	$361,161	$370,194

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

United States Life Insurance Company Loan Agreement:

On December 20, 2017 (the “Closing Date”), four wholly owned subsidiaries of the Operating Partnership (collectively, the “U.S. Life Borrowers”) entered in a loan agreement (the “U.S. Life Loan Agreement”) with the United States Life Insurance Company in the City of New York (the “Lender”).

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of June 30, 2018, scheduled principal repayments for the remainder of 2018, the next five years and thereafter are as follows (in thousands):

Remainder of 2018	$382
2019	789
2020	8,825
2021	852
2022	1,157
2023	1,573
Thereafter	354,219
Total	$367,797

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

On July 27, 2017, the Operating Partnership increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase could only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs.  In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of June 30, 2018 and December 31, 2017 were $55.0 million and $35.9 million, respectively, which are considered LIBOR rate loans.

In connection with the Key Bank Credit Agreement, the Operating Partnership is required to comply with certain covenants. As of June 30, 2018, the Operating Partnership was in compliance with all covenants.

5. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2018, and December 31, 2017, the Company had a total of 13,569,664 and 13,594,125 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2018, or December 31, 2017.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2018:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 22, 2018	March 31, 2018	April 13, 2018	$0.10
March 22, 2018	March 31, 2018	April 16, 2018	$0.08	(1)
June 7, 2018	June 30, 2018	July 13, 2018	$0.10

(1)	This represents a 2017 supplemental dividend.

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

On March 22, 2018, the Company received its annual valuation as of December 31, 2017.  The annual valuation resulted in an adjustment to the redemption price under the Program from $12.55 to $12.92 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 27, 2018 and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $12.92 per share was effective for the semi-annual period which began December 1, 2017 and will remain effective until such time as the Board determines a new estimated per share Net Asset Value (“NAV”). Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

On January 22, 2018, MacKenzie Realty Capital, Inc. and MacKenzie NY Real Estate 2 Corp. (“Mackenzie”) commenced a tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $6.50 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 2, 2018. No shares were tendered pursuant to the tender offer.

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

On June 5, 2018, the Company redeemed 77,399 shares of the Company’s common stock, $.0001 per share, at a redemption price of $12.92 per share, for aggregate consideration of $999,995. The Company received redemption requests during the most recently completed semi-annual period (December 1, 2017 to May 31, 2018) exceeding the Program’s $1 million per year limit. As a result, the Company was unable to purchase all shares presented for redemption. The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program.

Redemptions under the Program are limited to an aggregate of $1 million during any calendar year. Because this limit has been met for the 2018 calendar year, the Company will not redeem any shares during the current semi-annual period (June 1, 2018 to November 30, 2018). The Company will resume redemptions under the Program for the semi-annual period running from December 1, 2018 to May 31, 2019. Any unsatisfied portions of redemption requests received during the most recently completed semi-annual period and any redemption requests received during the current semi-annual period will be treated as requests for redemption for the semi-annual period running from December 1, 2018 to May 31, 2019, unless such requests are withdrawn in accordance with the terms of the Program.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of June 30, 2018, the Company had 1,942,062 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three-year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. On November 8, 2016, 200,000 options were granted to key officers of the Company and had a three-year vesting period. In 2017, 200,000 options were exercised. All options expire ten years from the date of grant. For the six months ended June 30, 2018 and 2017, the stock compensation expense relating to these stock options was approximately $55,000 and $71,000, respectively.

On April 30, 2012, and June 7, 2012, the Company issued an aggregate of 55,149 and 5,884 restricted shares of common stock, respectively, under the 2007 Plan. The shares issued on June 7, 2012 have a value of approximately $40,000 (based upon an estimated value of $6.80 per share), were granted to non-management members of the Board of Directors, and vested immediately. The shares issued on April 30, 2012 have a value of approximately $375,000 (based upon an estimated value of $6.80 per share), were granted to certain executives of the Company, and vest ratably over a four-year period. One fourth of the shares granted to the executives vested on the grant date and one fourth vested each year on the following dates: April 30, 2013, April 30, 2014, and April 30, 2015.

On March 21, 2013, the Company issued an aggregate of 50,002 restricted shares of common stock, with a value of approximately $320,000 (based upon an estimated value of $6.40 per share), under the 2007 Plan. A total of 3,126 of these shares, with a value of approximately $20,000 (based upon an estimated value of $6.40 per share), were granted to non-management members of the Board, and vested immediately. The remaining 46,876 shares, with a value of approximately $300,000 (based upon an estimated value of $6.40 per share), were granted to certain executives of the Company, and vested ratably over a four-year period. One fourth of the shares vested on the grant date and the remaining shares vested in equal installments on the next three anniversary dates of the grant.

On June 6, 2013, the Company issued an aggregate of 9,378 restricted shares of common stock, with a value of approximately $60,000 (based upon an estimated value of $6.40 per share), under the 2007 Plan. These shares were granted to non-management members of the Board and vested immediately.

On June 4, 2014, 44,704 restricted shares of common stock, with a value of approximately $304,000 (based upon an estimated value of $6.80 per share), were granted under the 2007 Plan to certain executives of the Company. One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2014, the Company issued an aggregate of 8,820 restricted shares of common stock with a value of approximately $60,000 (based upon an estimated value of $6.80 per share) under the 2007 Plan to non-management members of the Board of Directors. The shares vested immediately upon issuance.

On March 26, 2015, the Company issued 43,010 restricted shares of common stock, with a value of approximately $400,000 (based upon an estimated value of $9.30 per share), under the 2007 Plan to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

On June 19, 2015, the Company issued an aggregate of 16,436 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $10.65 per share) under the 2007 Plan to non-management members of the Board of Directors. The shares vested immediately upon issuance.

On March 24, 2016, the Company issued 47,043 restricted shares of common stock, with a value of approximately $489,000 (based upon an estimated value of $10.40 per share), under the 2007 Plan to certain executives of the Company.  One sixth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next five anniversary dates of the grant.

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

On June 8, 2018, the Company issued an aggregate of 42,918 restricted shares of common stock with a value of approximately $500,000 (based upon an estimated value of $11.65 per share) under the 2017 Plan to certain executives of the Company.  One-tenth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next nine anniversary dates of the grant.

On June 8, 2018, the Company issued an aggregate of 15,020 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $11.65 per share) under the 2017 Plan to non-management members of the Board of Directors.  The shares vested immediately upon issuance.

The Board of Directors has determined the value of a share of common stock to be $11.65 based on a valuation completed March 27, 2018, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the six months ended June 30, 2018 and 2017, the Company’s total stock compensation expense was approximately $513,000 and $525,000, respectively. As of June 30, 2018, there was approximately $650,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

As of June 30, 2018, there were 210,000 stock options that are outstanding, 76,666 of which are exercisable, and 500,725 shares of restricted stock are outstanding, 442,915 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2017	40,381	$10.73
New shares issued through June 30, 2018	57,938	11.65
Vested	(40,509)	11.37
Non-vested shares outstanding as of June 30, 2018	57,810	$11.24

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of June 30, 2018:

Non-vested Shares Amortization Schedule	Number of Shares
2018 (6 months)	11,254
2019	16,590
2020	10,167
2021	6,557
2022	4,745
2023	3,531
Thereafter	4,966
Total Non-vested Shares	57,810

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,897 and 21,483 common share equivalents in the six months ended June 30, 2018 and 2017, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$665	$88	$3,099	$797
Denominator:
Weighted average common shares outstanding – basic	13,581,655	13,640,027	13,587,192	13,629,514
Weighted average common shares outstanding – diluted	13,603,552	13,661,510	13,609,089	13,650,997
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.05	$0.01	$0.23	$0.06

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

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that was subsequently converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a realized gain from unconsolidated affiliate of $2.5 million.

8. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2018, and December 31, 2017, the remaining liability was approximately $1.1 million, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of June 30, 2018, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$13,345	$13,345	$8,423	$8,423
Restricted cash	3,945	3,945	3,471	3,471
Accounts receivable	437	437	159	159
Financial liabilities:
Accounts payable and accrued expenses	$2,811	$2,811	$3,608	$3,608
Secured revolving credit facility	55,000	55,000	35,857	35,857
Mortgage notes payable	367,797	355,299	376,523	371,920
Pension withdrawal liability	1,098	1,089	1,131	1,139

10. SUBSEQUENT EVENTS:

Sale of Real Estate

On July 16, 2018, the Company sold the property located at 8 Farm Springs Road, Farmington, Connecticut for $20.4 million, resulting in an aggregate net gain of approximately $4.6 million, net of $0.6 million in costs. In connection with the sale of the property, the Company reduced its outstanding borrowings under its secured revolving credit facility with Key Bank by $15.0 million.

Secured Revolving Credit Facility

On July 31, 2018, the Operating Partnership decreased its secured line of credit facility with Key Bank from $55.0 million to $50.0 million. In addition, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020 and the applicable margin for LIBOR rate loans and base rate loans applicable to the secured revolving credit facility with Key Bank was reduced by 50 basis points (bps).

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2018, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 6.0 million square feet of primarily industrial and office space on approximately 400 acres of land in New York, New Jersey, Connecticut and Delaware. As of June 30, 2018, our properties were 96% leased to 66 tenants, with certain tenants having lease agreements in place at multiple locations.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2018, there were no material changes to these policies.

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

Tender Offers:

On January 22, 2018, MacKenzie Realty Capital, Inc. and MacKenzie NY Real Estate 2 Corp. (“Mackenzie”) commenced a tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $6.50 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 2, 2018. No shares were tendered pursuant to the tender offer.

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

Financial Condition and Results of Operations:

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2018	2017	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$11,690	$10,878	$812	7%
Tenant reimbursements	2,606	1,705	901	53%
Total revenues	14,296	12,583	1,713	14%
Operating Expenses:
Property operating expenses	2,930	2,202	728	33%
General and administrative	2,073	2,605	(532)	-20%
Acquisition costs	—	62	(62)	-100%
Depreciation and amortization	3,579	3,203	376	12%
Total expenses	8,582	8,072	510	6%
Operating income	5,714	4,511	1,203	27%
Interest expense	(4,728)	(3,958)	770	19%
Other income (expense)	(9)	(301)	(292)	-97%
Net income from operations	977	252	725	288%
Less: Net income attributable to noncontrolling interest	312	164	148	90%
Net income attributable to common stockholders	$665	$88	$577	656%

Revenues

Revenues increased $1.7 million, or approximately 14%, to $14.3 million for the three months ended June 30, 2018 from $12.6 million for the three months ended June 30, 2017. The increase is primarily due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017.

Operating Expenses

Operating expenses of $8.6 million for the three months ended June 30, 2018 increased $0.5 million, or 6%, from $8.1 million for the three months ended June 30, 2017. The increase is mainly attributable to additional property operating expenses and depreciation and amortization due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017.

Interest Expense

Interest expense increased $0.8 million, or 19%, to $4.7 million for the three months ended June 30, 2018 from approximately $3.9 million for the three months ended June 30, 2017. The increase is primarily due to the acquisition of two income producing properties during the third quarter of 2017 financed from the Company’s secured revolving credit facility with Key Bank, which were subsequently refinanced by a secured loan facility from United States Life Insurance Company.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$23,270	$21,743	$1,527	7%
Tenant reimbursements	5,424	3,768	1,656	44%
Total revenues	28,694	25,511	3,183	12%
Operating Expenses:
Property operating expenses	6,207	4,834	1,373	28%
General and administrative	3,921	4,305	(384)	-9%
Acquisition costs	—	161	(161)	-100%
Depreciation and amortization	7,223	6,350	873	14%
Total expenses	17,351	15,650	1,701	11%
Operating income	11,343	9,861	1,482	15%
Interest expense	(9,254)	(7,905)	1,349	17%
Equity in gains (losses) of unconsolidated affiliate	2,458	(198)	2,656	1341%
Other income (expense)	51	(411)	(462)	-112%
Net income from operations	4,598	1,347	3,251	241%
Less: Net income attributable to noncontrolling interest	1,499	550	949	173%
Net income attributable to common stockholders	$3,099	$797	$2,302	289%

Revenues

Revenues increased $3.2 million, or approximately 12%, to $28.7 million for the six months ended June 30, 2018 from $25.5 million for the six months ended June 30, 2017. The increase is primarily due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017.

Operating Expenses

Operating expenses of $17.4 million for the six months ended June 30, 2018 increased $1.7 million, or 11%, from $15.7 million for the six months ended June 30, 2017. The increase is mainly attributable to additional  property operating expenses and depreciation and amortization due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017.

Interest Expense

Interest expense increased $1.3 million, or 17%, to approximately $9.2 million for the six months ended June 30, 2018 from $7.9 million for the six months ended June 30, 2017. The increase is primarily due to the acquisition of two income producing properties during the third quarter of 2017 financed from the Company’s secured revolving credit facility with Key Bank, which were subsequently refinanced by a secured loan facility from United States Life Insurance Company.

Equity in Gains (Losses) of Unconsolidated Affiliate

During the six months ended June 30, 2018, the Company realized a gain of $2.5 million attributable to its investment in Garden 1101. During the six months ended June 30, 2017, the Company recorded an unrealized loss of $0.2 million attributable to its investment in Garden 1101.

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

On December 2, 2015, the Company (through its Operating Partnership) entered into the Key Bank Credit Agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option, subject to certain other customary conditions. On July 27, 2017, the Operating Partnership increased its line of credit facility with Key Bank from $50.0 million to $88.0 million. The $38.0 million increase could only be used for the acquisition of certain properties specified in the second amendment to the Key Bank Credit Agreement (including earnest money deposits) and the payment of customary closing costs. In addition, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

On February 27, 2018, the Operating Partnership increased its secured line of credit facility with Key Bank from $50.5 million to $55.0 million. In addition, the Operating Partnership exercised its option to extend the maturity date of the secured revolving line of credit facility with Key Bank to June 30, 2019.

Our available liquidity at June 30, 2018 was approximately $17.3 million, consisting of cash and cash equivalents and restricted cash. As of June 30, 2018, the Company had $55.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Operating Activities

Net cash provided by operating activities was $9.1 million for the six months ended June 30, 2018. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and income from equity investment in unconsolidated affiliate of approximately $9.8 million, (ii) proceeds from the sale of unconsolidated affiliate of $1.8 million, partially offset by (iii) an increase in other assets of $0.6 million, (iv) a decrease in accounts payable and accrued expenses of $0.8 million and (v) a decrease in other liabilities of $1.1 million.  Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2017. For the 2017 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation and a loss from the Company’s investment in a limited partnership of approximately $8.7 million, (ii) an increase to accounts payable and accrued expenses of $0.4 million, partially offset by (iii) an increase in other assets of $0.5 million and (iv) an increase in rental income in excess of amounts billed of $0.1 million.

Investing Activities

Net cash used in investing activities was $6.5 million for the six months ended June 30, 2018. Cash used in investing activities resulted from (i) property improvements of $3.1 million and (ii) an investment in a joint venture of $5.2 million, partially offset by (iii) a return of capital from an unconsolidated affiliate of $1.8 million. Net cash used in investing activities was $7.9 million for the six months ended June 30, 2017. For the 2017 period, cash used in investing activities resulted from (i) property improvements of approximately $6.2 million and (ii) contract deposits of $1.7 million.

Financing Activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2018.  Cash provided by financing activities resulted from (i) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million and (ii) proceeds from the Company’s revolving credit facility with Key Bank of $19.1 million, partially offset by (iii) the payment of mortgage principal of $41.7 million, including the remaining balance of a mortgage loan of $26.4 million from Genworth Life Insurance Company, (iv) payment of the Company’s fourth quarter 2017 dividend, 2017 supplemental dividend and 2018 quarterly dividends totaling $3.8 million, (v) distributions to non-controlling interests of $2.0 million, (vi) loan costs of $0.8 million and (vii) repurchases of Common Stock of $1.0 million.   Net cash used in financing activities was $11.3 million for the six months ended June 30, 2017. For the 2017 period, cash used in financing activities included (i) the payment of mortgage principal of approximately $3.5 million, including the $3.0 million scheduled prepayment in connection with the Company’s mortgage loan at 110 Old County Circle in Windsor Locks, CT, (ii) distributions to non-controlling interests totaling $4.8 million and (iii) the payment of the Company’s fourth quarter 2016 dividend, 2016 supplemental dividend and 2017 quarterly dividends totaling $4.1 million, partially offset by (iv) proceeds from its revolving credit facility with Key Bank of $1.1 million.

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

The reconciliation of net income attributable to our common stockholders to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2018 and 2017, is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2018 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$665	$88	$3,099	$797
Depreciation	1,779	1,570	3,573	3,229
Amortization of intangible assets and deferred costs	648	641	1,348	1,273
Interest expense	2,933	2,424	5,709	4,854
Gain on sale of property from limited partnership	—	—	(1,610)	—
EBITDAre	6,025	4,723	12,119	10,153
Acquisition costs	—	41	—	106
Adjusted EBITDAre	$6,025	$4,764	$12,119	$10,259

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

•	are non-GAAP financial measures and do not represent net income as defined by GAAP; and
•	should not be considered alternatives to net income as indications of our performance.

FFO, Core FFO and AFFO may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO, Core FFO and AFFO for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2018 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$665	$88	$3,099	$797
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,764	1,556	3,544	3,070
Gain on sale of property from limited partnership	—	—	(1,610)	—
Amortization of intangibles and deferred costs	480	463	988	932
Funds From Operations (“FFO”), as defined by NAREIT	2,909	2,107	6,021	4,799
Acquisition costs	—	41	—	106
Core FFO, as defined by GTJ REIT, Inc.	2,909	2,148	6,021	4,905
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(131)	(40)	(223)	(74)
Amortization of debt mark-to-market adjustments and financing costs	168	177	360	342
Unrealized loss on limited partnership investment	—	—	—	130
Amortization of stock compensation	230	286	304	360
AFFO, as defined by GTJ REIT, Inc.	$3,176	$2,571	$6,462	$5,663

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2018, the remaining liability of this obligation was approximately $1.1 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2018, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $55.0 million that bears interest at (i) LIBOR plus 300 basis points to 350 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  As of June 30, 2018, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $550,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

During the six months ended June 30, 2018, there have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company’s purchase of 77,399 shares for $999,995 pursuant to its Share Redemption Program and as previously reported in the Company’s filings, the Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended June 30, 2018. Our common stock is currently not registered under Section 12 of the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Composite Amended and Restated Articles of Incorporation, Inclusive of All Amendments Through June 8, 2018 (filed herewith).

3.2	Composite Bylaws, Inclusive of All Amendments Though September 3, 2015 (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 9, 2018	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2018	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)