Form 10-Q
period 2018-09-30
GTJ REIT, Inc.
filed 2018-11-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,569,664 shares of common stock as of November 6, 2018.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$199,782
Buildings and improvements	295,725	322,404
Total real estate, at cost	493,470	522,186
Less: accumulated depreciation and amortization	(52,915)	(55,136)
Net real estate held for investment	440,555	467,050
Cash and cash equivalents	18,489	8,423
Restricted cash	3,537	3,471
Rental income in excess of amount billed	15,276	16,261
Acquired lease intangible assets, net	12,614	14,576
Investment in unconsolidated affiliate	5,250	1,209
Other assets	11,052	10,551
Total assets	$506,773	$521,541
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,199	$370,194
Secured revolving credit facility	40,000	35,857
Accounts payable and accrued expenses	3,224	3,608
Dividends payable	1,357	1,359
Acquired lease intangible liabilities, net	5,212	5,867
Other liabilities	5,512	7,070
Total liabilities	416,504	423,955
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,569,664 and 13,594,125 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	161,127	161,812
Distributions in excess of net income	(107,412)	(103,025)
Total stockholders’ equity	53,716	58,788
Noncontrolling interest	36,553	38,798
Total equity	90,269	97,586
Total liabilities and equity	$506,773	$521,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$11,523	$11,149	$34,793	$32,892
Tenant reimbursements	2,519	2,244	7,943	6,012
Total revenues	14,042	13,393	42,736	38,904
Operating Expenses:
Property operating expenses	2,865	2,473	9,073	7,307
General and administrative	1,599	2,482	5,520	6,787
Acquisition costs	—	255	—	416
Depreciation and amortization	3,375	3,526	10,597	9,876
Write down of costs relating to demolished property	7,489	—	7,489	—
Total expenses	15,328	8,736	32,679	24,386
Operating (loss) income	(1,286)	4,657	10,057	14,518
Interest expense	(4,565)	(4,099)	(13,820)	(12,004)
Equity in gains (losses) of unconsolidated affiliate	—	—	2,458	(198)
Gain on sale of real estate	2,299	—	2,299	—
Other (expense) income	(39)	30	12	(381)
Net (loss) income from operations	(3,591)	588	1,006	1,935
Less: Net (loss) income attributable to noncontrolling interest	(1,266)	167	233	717
Net (loss) income attributable to common stockholders	$(2,325)	$421	$773	$1,218
Net (loss) income per common share attributable to common stockholders - basic and diluted earnings per share	$(0.17)	$0.03	$0.06	$0.09
Weighted average common shares outstanding – basic	13,569,664	13,676,811	13,581,498	13,645,453
Weighted average common shares outstanding – diluted	13,569,664	13,698,294	13,603,395	13,666,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2018	$—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586
Common stock dividends	—	—	—	—	(5,160)	(5,160)	—	(5,160)
Repurchases - common stock	—	(82,399)	—	(1,035)	—	(1,035)	—	(1,035)
Stock-based compensation	—	—	—	581	—	581	—	581
Issuance of shares	—	57,938	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,709)	(2,709)
Net income from operations	—	—	—	—	773	773	233	1,006
Reallocation of equity	—	—	—	(231)	—	(231)	231	—
Balance at September 30, 2018	$—	13,569,664	$1	$161,127	$(107,412)	$53,716	$36,553	$90,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$1,006	$1,935
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Gain on sale of real estate	(2,299)	—
Depreciation	7,969	7,236
Amortization of intangible assets and deferred charges	3,028	3,194
Stock-based compensation	581	617
Rental income in excess of amount billed	(678)	(286)
Write-down of costs related to demolished asset	7,489	—
(Income) loss from equity investment in unconsolidated affiliate	(2,458)	198
Proceeds from sale of property from unconsolidated affiliate	1,842	—
Changes in operating assets and liabilities:
Other assets	(1,796)	(1,203)
Accounts payable and accrued expenses	(526)	1,243
Other liabilities	(1,648)	257
Net cash provided by operating activities	12,510	13,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	—	(43,824)
Expenditures for improvements to real estate	(3,850)	(6,978)
Investment in unconsolidated affiliate	(5,250)	—
Return of capital from unconsolidated affiliate	1,825	—
Proceeds from the disposition of properties, net	19,752	—
Contract deposits	(400)	(670)
Net cash provided by (used in) investing activities	12,077	(51,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	33,000	—
Loan costs from mortgage notes payable	(780)	—
Proceeds from revolving credit facility	19,143	45,557
Payment of revolving credit facility	(15,000)	—
Payment of mortgage principal	(41,916)	(3,690)
Repurchases of common stock	(1,035)	—
Cash distributions to noncontrolling interests	(2,705)	(5,520)
Cash dividends paid	(5,162)	(5,453)
Net cash (used in) provided by financing activities	(14,455)	30,894
Net increase (decrease) in cash and cash equivalents	10,132	(7,387)
Cash and cash equivalents including restricted cash of $3,471 and $2,584, respectively, at the beginning of period	11,894	18,516
Cash and cash equivalents including restricted cash of $3,537 and $2,362, respectively, at the end of period	$22,026	$11,129
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized of $93 for 2017	$12,883	$11,288
Non-cash expenditures for real estate	$229	$—
Taxes paid	$42	$101

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.48% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and accordingly the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At September 30, 2018, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be convertible in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of the Company’s Series B preferred stock.

As of September 30, 2018, the Operating Partnership owned and operated 48 properties consisting of approximately 5.9 million square feet of primarily industrial and office space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the nine months ended September 30, 2018, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.2 million.

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

Reclassification:

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Effective 2018, acquisition related costs are capitalized. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.4 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, above-market and in-place leases of approximately $1.2 million and $11.4 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2017, above-market and in-place leases of approximately $1.5 million and $13.1 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, approximately $5.2 million and $5.9 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2018, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2018 (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
Remainder of 2018	$138	$552
2019	560	1,955
2020	660	1,627
2021	510	1,400
2022	533	1,344
2023	635	1,189
Thereafter	974	3,345
	$4,010	$11,412

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company has accounted for this investment under the equity method of accounting. The Company did not record any income or loss from this investment for the three months and nine months ended September 30, 2018, respectively, as the property owned by the Investee is under development.

Sale of Real Estate

On July 16, 2018, the Company sold the property located at 8 Farm Springs Road, Farmington, Connecticut for $20.4 million, resulting in an aggregate net gain of approximately $2.3 million, net of $0.6 million in closing costs, $1.7 million of rental income in excess of amount billed and $0.6 million of unamortized deferred leasing charges. In connection with the sale of the property, the Company reduced its outstanding borrowings under its secured revolving credit facility with Key Bank by $15.0 million.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that, based upon plans to demolish its property located at 35 Executive Boulevard, Orange, Connecticut, and construct a 41,000 square foot industrial building, an accelerated depreciation of $7.5 million was recorded for the three months ended September 30, 2018. Management has determined that there was no impairment related to its remaining long-lived assets at September 30, 2018.

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

Restricted Cash:

Restricted cash includes a construction bond and reserves used to pay real estate taxes, insurance, repairs, leasing costs and capital improvements.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2018, and December 31, 2017, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2018, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

The recently enacted Tax Cuts and Jobs Act (the “Act”) is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and requires subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Act on the overall economy, government revenues, our tenants, our Company, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Act may impact certain of our tenants’ operating results, financial condition, and future business plans. There can be no assurance that the Act will not impact our operating results, financial condition, and future business operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Beginning January 1, 2013, all interest and noninterest bearing transaction accounts deposited at an insured depository institution are insured by the Federal Deposit Insurance Corporation up to the standard maximum deposit amount of $250,000. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of the financial institutions.

Annual contractual rent of $9.7 million derived from five leases with the City of New York, represents approximately 22% of the Company’s total 2018 contractual rental income.

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

New Accounting Pronouncements:

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize, at the commencement date, a lease liability for all leases with a term greater than 12 months, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new lease accounting permits companies to utilize certain practical expedients in the implementation of the new standard. The Company intends to utilize a package of three practical expedients that must be elected together for all leases and includes, (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases; and (iii) not reassessing the amount of capitalized initial direct costs for existing leases. ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that subsequent to adoption, there will be no change in the capitalization of costs as compared to what we have historically capitalized. ASU 2016-02 initially provided for one retrospective transition method for lessors; however, a second transition method was subsequently provided by ASU 2018-11 as described below.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which amended ASC 2016-02 to provide entities with an additional optional transition method to adopt ASU 2016-02. ASU 2018-11 simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the financial statements. In addition, ASU 2018-11 provides a practical expedient, by class of underlying asset, that permits lessors to make a policy election not to separate non-lease components from the associated lease component, and, instead, to account for those components as a single component if the non-lease components would otherwise be accounted for under the new revenue guidance (Topic 606). If certain conditions are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” These amendments provide clarifications and corrections to ASU 2016-02, Leases (Topic 842). The adoption of ASU 2018-10 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The Company will adopt ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. The Company anticipates that all of its leases will continue to be classified as operating leases and the adoption of ASU 2016-02 will not have a material impact on revenues.  The Company is still evaluating the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11 as well as the impact ASU 2016-02 (and subsequent amendments) will have on its disclosures within the notes to the consolidated financial statements. As a lessee, the Company is a party to an office lease with future lease obligations aggregating to $636,772 as of September 30, 2018, for which the Company expects to record right-of-use assets and corresponding lease liabilities at the present value of the remaining minimum rental payments upon the adoption of ASU 2016-02.

Other Accounting Topics

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements.” These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement – Reporting Comprehensive Income – Overall), 470-50 (Debt – Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity – Overall), 718-740 (Compensation – Stock Compensation – Income Taxes), 805-740 (Business Combinations – Income Taxes), 815-10 (Derivatives and Hedging – Overall), and 820-10 (Fair Value Measurement – Overall). The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting.” These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income. There were no acquisitions during the nine months ended September 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied retrospectively.  Upon the adoption of ASU 2016-18, the Company reclassified approximately $0.2 million of its cash inflows from operating activities to change in cash and restricted cash in its historical presentation of cash flows for the nine months ended September 30, 2017.

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

3. REAL ESTATE

On July 16, 2018, the Company sold the property located at 8 Farm Springs Road, Farmington, Connecticut for $20.4 million, resulting in an aggregate net gain of approximately $2.3 million, net of $0.6 million in closing costs, $1.7 million of rental income in excess of amount billed and $0.6 million of unamortized deferred leasing charges. In connection with the sale of the property, the Company reduced its outstanding borrowings under its secured revolving credit facility with Key Bank by $15.0 million.

On September 24, 2018, the Company entered into a purchase and sale agreement for the sale of the property located at 4 Meadow Street, Norwalk, Connecticut, for $5.0 million. There are conditions precedent to closing and the purchaser may terminate the agreement for any reason or for no reason by giving written notice of such election to the Company on any day prior to 5:00 p.m. ET on November 23, 2018.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2018	December 31, 2017	Maturity
Athene Annuity & Life Company	3.00%	$—	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	—	26,574	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	6,000	3/1/2020
People’s United Bank	5.23%	2,191	2,249	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Corporation	4.00%	38,817	39,100	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	—	4/1/2028
	Subtotal	367,608	376,523
	Unamortized loan costs	(6,409)	(6,329)
	Total	$361,199	$370,194

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

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S Life Borrowers may prepay the outstanding loan amount in whole on or about January 1, 2022, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the Note.  The U.S Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility.  The U.S. Life Borrowers’ obligation to pay the principal, interest and other amounts under the Loan Facility are evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “Note”). The Note is secured by certain mortgages encumbering the U.S Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware.  In the event of default, the initial rate of interest on the Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws.  The Note contains other terms and provisions that are customary for instruments of this nature.  Approximately $37.5 million from the loan proceeds were used to reduce the Company’s obligation under its secured revolving credit facility with Key Bank.

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

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of September 30, 2018, scheduled principal repayments for the remainder of 2018, the next five years and thereafter are as follows (in thousands):

Remainder of 2018	$193
2019	789
2020	8,825
2021	852
2022	1,157
2023	1,573
Thereafter	354,219
Total	$367,608

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

Loans drawn down by the Operating Partnership under the facility will need to specify, at the Operating Partnership’s option, whether they are base rate loans or LIBOR rate loans. The base rate loans initially bore a base rate of interest calculated as the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps). The LIBOR rate loans initially bore interest at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility will be evidenced by separate promissory note(s). The Operating Partnership agreed to pay to Key Bank a facility unused fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank has the right to reduce the amount of loan commitments under the facility provided, among other things, they give an advance written notice of such reductions and that in no event the total commitment under the facility is less than $25.0 million. The Operating Partnership may at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan will then bear interest as a base rate loan or a LIBOR rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Operating Partnership may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, will also be evidenced by separate promissory note(s).

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

On July 31, 2018, the Operating Partnership reduced its line of credit facility with Key Bank from $55.0 million to $50.0 million. In addition, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020 and the applicable margin for LIBOR rate loans and base rate loans applicable to the secured revolving credit facility with Key Bank was reduced by 50 basis points (bps). The base rate loans will bear a base rate of interest calculated as the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps. The LIBOR rate loans will bear interest at a rate of LIBOR plus 250 to 300 bps, depending upon the overall leverage of the properties.

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of September 30, 2018 and December 31, 2017 were $40.0 million and $35.9 million, respectively, which are considered LIBOR rate loans.

In connection with the Key Bank Credit Agreement, the Operating Partnership is required to comply with certain covenants. As of September 30, 2018, the Operating Partnership was in compliance with all covenants.

6. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2018, and December 31, 2017, the Company had a total of 13,569,664 and 13,594,125 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2018, or December 31, 2017.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2018:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 22, 2018	March 31, 2018	April 13, 2018	$0.10
March 22, 2018	March 31, 2018	April 16, 2018	$0.08	(1)
June 7, 2018	June 30, 2018	July 13, 2018	$0.10
August 7, 2018	September 30, 2018	October 15, 2018	$0.10

(1)	This represents a 2017 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of September 30, 2018, the Company had 1,942,062 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three-year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. On November 8, 2016, 200,000 options were granted to key officers of the Company and had a three-year vesting period. In 2017, 200,000 options were exercised. All options expire ten years from the date of grant. For the nine months ended September 30, 2018 and 2017, the stock compensation expense relating to these stock options was approximately $82,000 and $99,000, respectively.

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

On June 7, 2018, the Company issued an aggregate of 42,918 restricted shares of common stock with a value of approximately $500,000 (based upon an estimated value of $11.65 per share) under the 2017 Plan to certain executives of the Company.  One-tenth of the shares vested immediately upon issuance and the remaining shares vest in equal installments on the next nine anniversary dates of the grant.

On June 7, 2018, the Company issued an aggregate of 15,020 restricted shares of common stock with a value of approximately $175,000 (based upon an estimated value of $11.65 per share) under the 2017 Plan to non-management members of the Board of Directors.  The shares vested immediately upon issuance.

The Board of Directors has determined the value of a share of common stock to be $11.65 based on a valuation completed March 27, 2018, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the nine months ended September 30, 2018 and 2017, the Company’s total stock compensation expense was approximately $581,000 and $617,000, respectively. As of September 30, 2018, there was approximately $610,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

As of September 30, 2018, there were 210,000 stock options that are outstanding, 76,666 of which are exercisable, and 500,725 shares of restricted stock are outstanding, of which 446,724 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2017	40,381	$10.73
New shares issued through September 30, 2018	57,938	11.65
Vested	(44,318)	11.30
Non-vested shares outstanding as of September 30, 2018	54,001	$11.29

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of    September 30, 2018:

Non-vested Shares Amortization Schedule	Number of Shares
2018 (3 months)	5,866
2019	17,253
2020	10,510
2021	6,770
2022	4,885
2023	3,625
Thereafter	5,092
Total Non-vested Shares	54,001

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,897 and 21,483 common share equivalents in the nine months ended September 30, 2018 and 2017, respectively, presented in diluted earnings per share. For the three months ended September 30, 2018 common share equivalents are not included in diluted earnings per share since they would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to common stockholders	$(2,325)	$421	$773	$1,218
Denominator:
Weighted average common shares outstanding – basic	13,569,664	13,676,811	13,581,498	13,645,453
Weighted average common shares outstanding – diluted	13,569,664	13,698,294	13,603,395	13,666,936
Basic and Diluted Per Share Information:
Net (loss) income per share – basic and diluted	$(0.17)	$0.03	$0.06	$0.09

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties.  In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000.  In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000.

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of September 30, 2018, and December 31, 2017, the remaining liability was approximately $1.1 million, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of September 30, 2018, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$18,489	$18,489	$8,423	$8,423
Restricted cash	3,537	3,537	3,471	3,471
Accounts receivable	421	421	159	159
Financial liabilities:
Accounts payable and accrued expenses	$3,224	$3,224	$3,608	$3,608
Secured revolving credit facility	40,000	40,000	35,857	35,857
Mortgage notes payable	367,608	351,434	376,523	371,920
Pension withdrawal liability	1,081	1,059	1,131	1,139

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2018, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.9 million square feet of primarily industrial and office space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of September 30, 2018, our properties were 96% leased to 65 tenants, with certain tenants having lease agreements in place at multiple locations.

We focus primarily on the acquisition, ownership, management and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware. To the extent it is in the interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, income growth, and enhancing stockholder value without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders. In addition, we may continue to look for attractive opportunities to divest certain of our properties, potentially redeploying that capital in our focus markets.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2018, there were no material changes to these policies.

Recent Developments:

Recent Sales:

On July 16, 2018, the Company sold the property located at 8 Farm Springs Road, Farmington, Connecticut for $20.4 million, resulting in an aggregate net gain of approximately $2.3 million, net of $0.6 million in closing costs, $1.7 million of rental income in excess of amount billed and $0.6 million of unamortized deferred leasing charges. In connection with the sale of the property, the Company reduced its outstanding borrowings under its secured revolving credit facility with Key Bank by $15.0 million.

Recent Investments:

On March 6, 2018, the Operating Partnership purchased a 50% interest in Two CPS Developers LLC (the “Joint Venture”) for $5.25 million. The joint venture owns a 132,650 square foot vacant office building located at 2 Corporate Place South, Piscataway, New Jersey, which was demolished and is being replaced with a 150,325 square foot state-of-the-art 36-foot clear industrial building. The Operating Partnership financed the acquisition from funds available from its secured revolving credit facility with Key Bank.

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

Secured Revolving Credit Facility:

On February 27, 2018, the Operating Partnership increased its secured revolving credit facility with Key Bank from $50.5 million to $55.0 million. In addition, the Operating Partnership exercised its option to extend the maturity date of the credit facility to June 30, 2019. On July 31, 2018, the Operating Partnership reduced its line of credit facility with Key Bank from $55.0 million to $50.0 million. In addition, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020 and the applicable margin for LIBOR rate loans and base rate loans applicable to the secured revolving credit facility with Key Bank was reduced by 50 basis points (bps). The base rate loans will bear a base rate of interest calculated as the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as their “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps. The LIBOR rate loans will bear interest at a rate of LIBOR plus 250 to 300 bps, depending upon the overall leverage of the properties.

Financial Condition and Results of Operations:

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2018	2017	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$11,523	$11,149	$374	3%
Tenant reimbursements	2,519	2,244	275	12%
Total revenues	14,042	13,393	649	5%
Operating Expenses:
Property operating expenses	2,865	2,473	392	16%
General and administrative	1,599	2,482	(883)	-36%
Acquisition costs	—	255	(255)	-100%
Depreciation and amortization	3,375	3,526	(151)	-4%
Write down of costs relating to demolished property	7,489	—	7,489	100%
Total expenses	15,328	8,736	6,592	75%
Operating (loss) income	(1,286)	4,657	(5,943)	-128%
Interest expense	(4,565)	(4,099)	466	11%
Gain on sale of real estate	2,299	—	2,299	100%
Other (expense) income	(39)	30	(69)	-229%
Net (loss) income from operations	(3,591)	588	(4,178)	-711%
Less: Net (loss) income attributable to noncontrolling interest	(1,266)	167	(1,433)	-858%
Net (loss) income attributable to common stockholders	$(2,325)	$421	$(2,747)	-652%

Revenues

Revenues increased $0.6 million, or 5%, to $14.0 million for the three months ended September 30, 2018 from $13.4 million for the three months ended September 30, 2017. The increase is primarily due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017, partially offset by the sale of one property during the third quarter of 2018.

Operating Expenses

Operating expenses of $15.3 million for the three months ended September 30, 2018 increased $6.6 million, or 75%, from $8.7 million for the three months ended September 30, 2017. The increase is mainly attributable to the write down of costs related to a demolished property and additional property operating expenses due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017, partially offset by the sale of one property during the third quarter of 2018 and a decrease in general and administrative expenses. The 2017 general and administrative expenses included the write off of deal pursuit costs in connection with a potential financing.

Interest Expense

Interest expense increased $0.5 million, or 11%, to $4.6 million for the three months ended September 30, 2018 from $4.1 million for the three months ended September 30, 2017. The increase is primarily due to the acquisition of two income producing properties during the third quarter of 2017 financed from the Company’s secured revolving credit facility with Key Bank, which were subsequently refinanced by a secured loan facility from United States Life Insurance Company.

Gain on Sale of Real Estate

During the three months ended September 30, 2018, the Company realized a gain of $2.3 million on the sale of its property located at 8 Farm Springs Road, Farmington, Connecticut.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2018	2017	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$34,793	$32,892	$1,901	6%
Tenant reimbursements	7,943	6,012	1,931	32%
Total revenues	42,736	38,904	3,832	10%
Operating Expenses:
Property operating expenses	9,073	7,307	1,766	24%
General and administrative	5,520	6,787	(1,267)	-19%
Acquisition costs	—	416	(416)	-100%
Depreciation and amortization	10,597	9,876	721	7%
Write down of costs relating to demolished property	7,489	—	7,489	100%
Total expenses	32,679	24,386	8,293	34%
Operating income	10,057	14,518	(4,461)	-31%
Interest expense	(13,820)	(12,004)	1,816	15%
Equity in gains (losses) of unconsolidated affiliate	2,458	(198)	(2,656)	-1341%
Gain on sale of real estate	2,299	—	2,299	100%
Other income (expense)	12	(381)	(393)	-103%
Net income from operations	1,006	1,935	(928)	-48%
Less: Net income attributable to noncontrolling interest	233	717	(484)	-68%
Net income attributable to common stockholders	$773	$1,218	$(445)	-37%

Revenues

Revenues increased $3.8 million, or 10%, to $42.7 million for the nine months ended September 30, 2018 from $38.9 million for the nine months ended September 30, 2017. The increase is primarily due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017, partially offset by the sale of one property during the third quarter of 2018.

Operating Expenses

Operating expenses of $32.7 million for the nine months ended September 30, 2018 increased $8.3 million, or 34%, from $24.4 million for the nine months ended September 30, 2017. The increase is mainly attributable to the write down of costs relating to a demolished property and additional property operating expenses and depreciation and amortization due to the ownership in 2018 of two income producing properties purchased during the third quarter of 2017, partially offset by the sale of one property during the third quarter of 2018 and a decrease in general and administrative expenses. The 2017 general and administrative expenses included the write off of deal pursuit costs in connection with a potential financing.

Interest Expense

Interest expense increased $1.8 million, or 15%, to $13.8 million for the nine months ended September 30, 2018 from $12.0 million for the nine months ended September 30, 2017. The increase is primarily due to the acquisition of two income producing properties during the third quarter of 2017 financed from the Company’s secured revolving credit facility with Key Bank, which were subsequently refinanced by a secured loan facility from United States Life Insurance Company.

Equity in Gains (Losses) of Unconsolidated Affiliate

During the nine months ended September 30, 2018, the Company realized a gain of $2.5 million attributable to its investment in Garden 1101. During the nine months ended September 30, 2017, the Company recorded an unrealized loss of $0.2 million attributable to its investment in Garden 1101.

Gain on Sale of Real Estate

During the nine months ended September 30, 2018, the Company realized a gain of $2.3 million on the sale of its property located at 8 Farm Springs Road, Farmington, Connecticut.

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

On July 31, 2018, the Operating Partnership reduced its line of credit facility with Key Bank from $55.0 million to $50.0 million. In addition, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020 and the applicable margin for LIBOR rate loans and base rate loans applicable to the secured revolving credit facility with Key Bank was reduced by 50 basis points (bps).

Our available liquidity at September 30, 2018 was approximately $32.0 million, consisting of cash and cash equivalents, restricted cash and funds available from the Company’s line of credit facility with Key Bank. As of September 30, 2018, the Company had $40.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Operating Activities

Net cash provided by operating activities was $12.5 million for the nine months ended September 30, 2018. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, income from equity investment in unconsolidated affiliate, gain on sale of real estate and write-down of costs related to demolished asset of $14.6 million and (ii) proceeds from the sale of property of unconsolidated affiliate of $1.8 million, partially offset by (iii) an increase in other assets of $1.8 million, (iv) a decrease in accounts payable and accrued expenses of $0.5 million and (v) a decrease in other liabilities of $1.6 million.  Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 2017. For the 2017 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and a loss from the Company’s investment in a limited partnership of approximately $12.9 million, (ii) an increase to accounts payable and accrued expenses of $1.2 million and (iii) an increase in other liabilities of $0.3 million, partially offset by (iv) an increase in other assets of $1.2 million.

Investing Activities

Net cash provided by investing activities was $12.1 million for the nine months ended September 30, 2018. Cash provided by investing activities resulted from (i) proceeds from the disposition of properties of approximately $19.7 million and (ii) a return of capital from an unconsolidated affiliate of $1.8 million, partially offset by (iii) an investment in a joint venture of $5.2 million, (iv) property improvements of approximately $3.8 million and (v) contract deposits of $0.4 million. Net cash used in investing activities was $51.5 million for the nine months ended September 30, 2017. For the 2017 period, cash used in investing activities resulted from (i) the acquisition of two income producing properties totaling $43.8 million, (ii) property improvements of $7.0 million and (iii) net contract deposits of $0.7 million.

Financing Activities

Net cash used in financing activities was $14.5 million for the nine months ended September 30, 2018.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $41.9 million, including the remaining balance of a mortgage loan of $26.4 million from Genworth Life Insurance Company and the remaining balance of a mortgage loan of $15.0 million from Athene Annuity & Life Company, (ii) payment of the Company’s fourth quarter 2017 dividend, 2017 supplemental dividend and 2018 quarterly dividends totaling $5.2 million, (iii) distributions to non-controlling interests of $2.7 million, (iv) repayment of the Company’s revolving credit line facility with Key Bank of $15.0 million, (v) loan costs of $0.8 million and (vi) repurchases of Common Stock of $1.0 million, partially offset by (vii) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million and (viii) proceeds from the Company’s revolving credit line facility with Key Bank of $19.1 million   Net cash provided by financing activities was $30.9 million for the nine months ended September 30, 2017. For the 2017 period, cash provided by financing activities included (i) proceeds from the Company’s revolving credit line facility with Key Bank of $45.6 million partially offset by (ii) distributions to non-controlling interests totaling $5.5 million, (iii) the payment of the Company’s fourth quarter 2016 dividend, 2016 supplemental dividend and 2017 quarterly dividends totaling $5.5 million and (iv) the payment of mortgage principal of approximately $3.7 million, including the $3.0 scheduled prepayment in connection with the Company’s mortgage loan at 110 Old County Circle in Windsor Locks, CT.

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

The reconciliation of net income attributable to our common stockholders to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2018 and 2017, is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2018 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(2,325)	$421	$773	$1,218
Depreciation	1,663	1,667	5,236	4,896
Amortization of intangible assets and deferred costs	636	823	1,984	2,097
Interest expense	2,820	2,497	8,529	7,352
Gain on sale of property from limited partnership	—	—	(1,610)	—
Gain on sale of real estate	(1,506)	—	(1,506)	—
Write down of costs relating to demolished property	4,907	—	4,907	—
EBITDAre	6,195	5,408	18,313	15,563
Acquisition/Transaction costs	—	168	—	273
Write off of deal pursuit costs	—	505	—	505
Adjusted EBITDAre	$6,195	$6,081	$18,313	$16,341

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by NAREIT and defines FFO to mean net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, excluding impairment write downs of depreciated property, plus real estate-related depreciation and amortization. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expense which may not be immediately apparent from net income.

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property, impairment write-downs and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as expensed acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding certain income and expense items such as straight-lined rent, amortization of lease intangibles, mark to market debt adjustments, financing costs, the amortization of stock compensation, and our unrealized loss from an investment in a limited partnership, which are not indicative of the results of our operating portfolio.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands). Certain reclassifications of prior period amounts have been made in order to conform to the 2018 presentation. All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(2,325)	$421	$773	$1,218
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,648	1,653	5,192	4,723
Gain on sale of property from limited partnership	—	—	(1,610)	—
Gain on sale of real estate	(1,506)	—	(1,506)	—
Write down of costs relating to demolished property	4,907	—	4,907	—
Amortization of intangibles and deferred costs	463	627	1,451	1,559
Funds From Operations (“FFO”), as defined by NAREIT	3,187	2,701	9,207	7,500
Acquisition costs	—	168	—	273
Core FFO, as defined by GTJ REIT, Inc.	3,187	2,869	9,207	7,773
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(221)	(113)	(444)	(187)
Amortization of debt mark-to-market adjustments and financing costs	173	196	533	538
Unrealized loss on limited partnership investment	—	—	—	130
Amortization of stock compensation	61	77	364	454
Write off of deal pursuit costs	—	505	—	505
AFFO, as defined by GTJ REIT, Inc.	$3,200	$3,534	$9,660	$9,213

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of September 30, 2018, the remaining liability of this obligation was approximately $1.1 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of September 30, 2018, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 250 basis points to 300 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  As of September 30, 2018, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2018, there have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company’s filings, the Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended September 30, 2018. Our common stock is currently not registered under Section 12 of the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1

Composite Amended and Restated Articles of Incorporation, Inclusive of All Amendments Through June 8, 2018 (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

10.1	Amendment No. 1 to Employment Agreement, dated July 10, 2018, by and between the Company and Paul Cooper (filed herewith).

10.2	Amendment No. 1 to Employment Agreement, dated July 10, 2018, by and between the Company and Louis Sheinker (filed herewith).

10.3

Fourth Amendment to Credit Agreement and Other Loan Documents, dated July 31, 2018, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (filed herewith).

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

GTJ REIT, INC.

Dated: November 9, 2018	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2018	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)