Form 10-K
period 2018-12-31
GTJ REIT, INC.
filed 2019-03-28
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 18, 2019, there were 13,569,664 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

PART I

ITEM 1. BUSINESS

Overview

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our,” or “GTJ REIT”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of the date of this report, owns and operates, through GTJ Realty, LP, a limited partnership owned and controlled by the Company (the “Operating Partnership”) a total of 48 commercial properties in New York, New Jersey, Connecticut, and Delaware. We focus primarily on the acquisition, ownership, management and operation of commercial real estate.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.48% due to the redemption of certain outstanding shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2018, the Company currently beneficially owns a 65.52% interest in a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial properties on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware.

•	Our 2019 contractual rental income (as described below) is approximately $44.4 million;
•	The occupancy rate of our properties owned as of December 31, 2018, is approximately 97% based on square footage, plus land available;
•	The weighted average remaining term of the leases generating our 2019 contractual rental income is 5.7 years.

Our 2019 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2019 under leases existing at December 31, 2018. Contractual rental income excludes straight-line rent and amortization of intangibles.

2018 Highlights

•	Total revenues were $56.9 million in 2018, an increase of $3.7 million, or 7%, from 2017.
•	Operating income before gain on sale of real estate decreased $4.8 million, or 23%, to $15.7 million in 2018 from $20.5 million in 2017.
•	Completed approximately 707,682 square feet of new leasing and renewals of existing leases during 2018.
•	Net income from operations decreased $1.2 million to $2.4 million in 2018 from $3.6 million in 2017.
•	Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased $0.1 million to $12.9 million in 2018 from $12.8 million in 2017.
•	EBITDAre (earnings before interest, taxes, depreciation and amortization for real estate) attributable to our stockholders increased to $24.4 million in 2018 from $22.7 million in 2017.
•

On July 16, 2018, the Company (through its Operating Partnership) sold the property located at 8 Farm Springs Road, Farmington, Connecticut for approximately $20.4 million, resulting in a net gain of approximately $2.3 million, net of $0.6 million in closing costs, $1.7 million of rental income in excess of amount billed and $0.6 million of unamortized deferred leasing charges. In connection with the sale of the property, the Company (through its Operating Partnership) reduced its outstanding borrowings under its secured revolving credit facility with Key Bank by $15.0 million.

•

On February 28, 2018, the Company (through its Operating Partnership) purchased an ownership interest in Two CPS Developers LLC (the “Joint Venture”) for $5.25 million. The Joint Venture owned a 132,650 square foot vacant office building located at 2 Corporate Place South, Piscataway, New Jersey, which was demolished and is being replaced with a 150,325 square foot state-of-the-art 36-foot clear industrial building. The Operating Partnership financed the acquisition from funds available from its secured revolving credit facility with Key Bank.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of AFFO and EBITDA to net income attributable to common stockholders.

Description of Business

We intend to further expand our real estate portfolio beyond our current portfolio of 48 properties. We seek to acquire commercial real estate at favorable prices, focusing on the industrial product sector. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the ability and flexibility to move quickly when an opportunity presents itself.

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

To the extent it is in the best interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide current cash distributions to stockholders. In addition, we may continue to look for attractive opportunities to divest certain of our properties potentially redeploying that capital in our focus markets.

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

Typical Property Attributes

The properties in our portfolio typically have the following attributes:

•

Net or ground leases. Substantially all of the leases are net or ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net or ground leased properties offer more predictable returns than other investments in real property;

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 82% of our 2019 contractual rental income expire after 2020, and leases representing approximately 8% of our 2019 contractual rental income expire after 2028; and

•

Scheduled rent increases. Leases representing approximately 82% of our 2019 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Considerations Related to Potential Acquisitions

The following are some of the material considerations which we evaluate in relation to potential acquisitions:

•	general credit quality of current or prospective tenants, including their ability to meet operational needs and lease obligations;
•	the estimated return on equity to us;
•	the terms of tenant leases, including the relationship between current rents and market rents;
•	the projected residual value of the property;
•	the potential to finance the property;
•	prospects for liquidity through sale or refinancing of the property;
•	current and projected long-term cash flow and potential for capital appreciation;
•	alternate uses or tenants for the property;
•	property quality and condition and expectation of future capital needs;
•	potential for economic growth in the community in which the property is located;
•	potential for expanding the physical layout of the property;
•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity; and
•	competition from existing properties and the potential for the construction of new properties in the market.

We will not acquire any property until we obtain an environmental assessment for each property and are satisfied with the environmental status of the property.

We anticipate that the purchase price of properties we acquire will vary depending on the general interest rate environment and availability of credit in addition to tenant profile, value of leases in place, property condition, size and location. We are not specifically limited in the number or size of properties we may acquire. The number and mix of properties we may acquire will depend upon existing real estate and market conditions and other relevant circumstances. Our operating costs will vary based on the amount of debt we incur in connection with financing the acquisition. It is difficult to predict the actual number or timing of properties that we will acquire because the purchase price of properties will vary widely and our investment in each will vary based on the amount and cost of debt financing we use.

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

Sale or Other Disposition of Our Properties

Management, with approval from our Board, determines whether a particular property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property, prevailing economic, market, property and tenant conditions, with a view toward achieving our principal investment objectives including maximizing capital appreciation and the effect on our obligations under existing agreements. We cannot assure you that these objectives will always be realized.

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

Employees

As of December 31, 2018, we had a total of 14 employees, 13 of whom are full time, who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good.

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

Other Federal, State, and Local Regulations

Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. Although we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which we generally obtain at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and pay dividends and distributions could be adversely affected.

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

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the SEC are available free of charge as soon as reasonably practicable through our website at www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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

Approximately 39% of our 2019 contractual rental income and 38% of our 2018 contractual rental income is derived from leases with the City of New York for five locations, three leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

When appropriate, we may structure the sale of a real property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, we may reinvest in additional properties proceeds from the sale, financing, refinancing, or other disposition or, secondarily, use such proceeds for capital improvements or maintenance and repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing, and refinancing proceeds is to increase the total value of real estate assets that we own, and the future cash flow derived from such assets to pay distributions to our stockholders.

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

Our officers and directors may have other interests which could conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders. For example, certain of such persons may have interests in other real estate related ventures and may have to determine how to allocate an opportunity between us and such other ventures. Also, such persons may have to decide whether we should purchase or dispose of real property from or to an entity with which they are related, or conduct other transactions, and if so, the terms thereof. Our officers and directors are expected to disclose, in a timely and fair manner, such instances, and we require that potential conflicts be brought to the attention of our Board of Directors and that determinations will be made by a majority of directors who have no interest in the transaction. As of this time, only two officers and directors conduct a real property business apart from their activities with us. These individuals are Paul Cooper, our Chairman, Chief

Executive Officer, and Director, and Louis Sheinker, our President, Chief Operating Officer, Secretary, and Director. See Note 8, “Related Party Transactions” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires us to assess and attest to the effectiveness of our internal control over financial reporting. Since we are defined as a smaller reporting company and non-accelerated filer pursuant to Rule 12b-2 of the Exchange Act, our independent registered public accounting firm is not required to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. If any deficiencies or material weaknesses exist as a result of our assessment of our internal controls over financial reporting, our financial statements may be materially adversely affected.

Our UPREIT structure may result in potential conflicts of interest.

      Persons holding limited partnership interests have the right to vote on certain amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders.  Additionally, we control the general partner of the Operating Partnership.  The general partner owes duties to the limited partners which obligate the general partner to act in the best interests of the limited partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners of the Operating Partnership may conflict with the interests of our stockholders.

No rule or regulation requires that we calculate our NAV in a certain way, and our Board of Directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

      There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our Board of Directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. Such changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption program.

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

      Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting, both the leased asset and liability are reflected on the tenant’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the tenant’s balance sheet. Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property can appear to enhance a tenant’s reported financial condition or results of operations in comparison to the tenant’s direct ownership of the property. In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018, with early adoption permitted.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

     If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

If we enter into long-term leases with tenants, those leases may not result in fair value over time.

      Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.

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

      On March 22, 2018, our Board of Directors approved an estimated per share NAV of our common stock of $14.36 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2017.  On June 5, 2018, we redeemed 77,399 shares of our common stock pursuant to our share redemption program, at a redemption price of $12.92 per share (90% of the NAV per share), for aggregate consideration of $999,995.08.

The Company received redemption requests during both the initial semi-annual period (June 1, 2017 to November 30, 2017) and the following semi-annual period (December 1, 2017 to May 31, 2018) exceeding the share redemption program’s $1 million per year limit.  As a result, we were unable to purchase all shares presented for redemption.  We honored the requests we received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the share redemption program, subject to giving certain priorities in accordance with the share redemption program.  The Company treats any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.

Redemptions under the share redemption program are limited to an aggregate of $1 million during any calendar year. Because this limit was met for the 2018 calendar year when the Company redeemed shares on June 5, 2018, the Company did not redeem any shares during the semi-annual period running from June 1, 2018 to November 30, 2018. The current redemption period runs from December 1, 2018 to May 31, 2019. Any unsatisfied portions of prior redemption requests and any redemption requests received during the current semi-annual period will be treated as requests for redemption for the semi-annual period running from December 1, 2018 to May 31, 2019, unless such requests are withdrawn in accordance with the terms of the share redemption program. The share redemption program has been temporarily suspended during our issuer tender offer scheduled to expire on April 5, 2019 and for ten business days thereafter.

On March 19, 2019, the Company received its annual valuation as of December 31, 2018 for the calculation of NAV under the share redemption program. Our Board of Directors approved an estimated per share NAV of our common stock of $15.09 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2018. The annual valuation resulted in an adjustment to the redemption price under the share redemption program from $12.92 to $13.58 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 22, 2019, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $13.58 per share will be effective with respect to shares redeemed in the current semi-annual period until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

In determining NAV per share, we relied upon a valuation of our properties as of December 31, 2018. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2018. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2018. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2018 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

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

The requirements for qualification as a REIT are complex and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our stockholders will not be deductible by us and we will be subject to a corporate level tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the Tax Cuts and Jobs Act (the “Act”)), on our taxable income at regular corporate rates, substantially reducing our cash available to make distributions to our stockholders. In addition, if we failed to maintain our qualification as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

The Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Act on the overall economy, government revenues, our tenants, our company, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Act may impact certain of our tenants’ operating results, financial condition, and future business plans. There can be no assurance that the Act will not impact our operating results, financial condition, and future business operations.

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

The Act provides a deduction to non-corporate taxpayers (e.g., individuals, trusts and estates) of 20% on dividends paid by a REIT that are not classified as capital gains. This provides closer parity between the treatment under the new law of ordinary REIT dividends and qualified dividends. The Act also provides for a maximum individual marginal tax rate on ordinary income, without regard to the effect of this deduction, of 37%. For non-corporate taxpayers, this would reduce the maximum marginal tax rate on ordinary REIT dividends to 33.4% (including the 3.8% Medicare tax that is applied before the 20% deduction). The Act’s 20% deduction on dividends paid by a REIT to non-corporate taxpayers and the reduced individual tax rates are scheduled to sunset for tax years beginning after 2025, absent further legislation.

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

If the Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

     We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service (“IRS”) were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership and jeopardizing our ability to maintain REIT status.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

     We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the IRS successfully determines that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce the amount of cash available for distribution to our stockholders.

Acquisition and Divestiture Risks

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

We have obtained only limited warranties when we purchase properties and have only limited recourse if our due diligence did not identify any issues that lower the value of our properties.

      We often purchase properties in their “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements often contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of income from that property.

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

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. These sales or divestitures may affect our costs, revenues, profitability, and financial condition. Divestitures have inherent risks, including possible delays in closing transactions, the risk of lower-than- expected sales proceeds, and potential post-closing claims for indemnification.  Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

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

     We use debt to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the value of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 48 properties as of December 31, 2018 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,259	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,247	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	128,564	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,000	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,115	21.1
4 Corporate Place, Piscataway, NJ	Industrial	137,203	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office/Data Center	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT (2)	Industrial	-	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,661	13.6
229 Old County Road, Windsor Locks, CT	Industrial	83,200	9.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1

Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
Total		5,810,331	389.2

(1)	The square footage reflects the total leased area of land or land and building.
(2)	41,000 square foot of ground up construction in progress

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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2018:

Year of Lease Expiration(1)	Number of Expiring Leases	Square Foot of Expiring Leases	2019 Contractual Rental Income Under Expiring Leases	Percent of 2019 Contractual Rental Income Represented by Expiring Leases
2019	7	738,971	$2,602,755	6%
2020	8	622,039	5,424,565	12%
2021	10	604,109	4,972,711	11%
2022	6	628,119	2,031,031	5%
2023	7	918,988	7,217,527	16%
2024	4	60,943	737,281	2%
2025	5	768,026	2,756,540	6%
2026	4	104,166	972,341	2%
2027	6	706,093	13,161,467	30%
2028	2	87,751	874,140	2%
2029 and after	5	387,812	3,607,981	8%
	64	5,627,017	$44,358,339	100%

(1)Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2018:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2019 Contractual Rental Income	Percent of 2019 Contractual Rental Income
NYC, NY	Industrial	9	8	$19,229,675	44%
New York	Industrial/Retail	20	11	7,847,196	18%
Connecticut	Industrial/Office	15	15	6,382,065	14%
New Jersey	Industrial/Office	19	13	9,829,937	22%
Delaware	Industrial	1	1	1,069,466	2%
Total		64	48	$44,358,339	100%

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

Real Property Used By Us in Our Businesses

The real property used by us as of December 31, 2018, for the day to day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$ 25,557/ 12/31/2020	Executive Offices

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

Outstanding Common Stock and Holders

As of March 18, 2019, we had 13,569,664 shares issued and outstanding, held by approximately 567 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2019, to common stockholders of record as of the close of business on March 31, 2019, payable on April 15, 2019. On March 18, 2019, our Board of Directors declared a supplemental cash dividend of $0.09 per share of common stock, payable with respect to the year ended December 31, 2018, to stockholders of record as of the close of business on March 31, 2019, payable on April 12, 2019. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2018 and 2017:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2018	Regular	11/6/2018	1/14/2019	0.10

9/30/2018	Regular	8/7/2018	10/15/2018	0.10

6/30/2018	Regular	6/7/2018	7/13/2018	0.10

3/31/2018	Supplemental	3/22/2018	4/16/2018	0.08

3/31/2018	Regular	3/22/2018	4/13/2018	0.10

12/31/2017	Regular	11/7/2017	1/15/2018	0.10

9/30/2017	Regular	8/8/2017	10/13/2017	0.10

6/30/2017	Regular	6/8/2017	7/14/2017	0.10

4/4/2017	Supplemental	3/23/2017	4/14/2017	0.11

3/31/2017	Regular	1/31/2017	4/12/2017	0.10

We have determined for income tax purposes that the 2018 regular dividends were considered both ordinary dividends and capital gain distributions. The total distributions paid in 2018 were the result of cash flow from operations and investing activities.

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

Pursuant to the Program, on December 5, 2017, the Company redeemed 79,681 Shares at a redemption price of $12.55 per Share, for aggregate consideration of $999,996.55.

Pursuant to the Program, on June 5, 2018, the Company redeemed 77,399 Shares at a redemption price of $12.92 per Share, for aggregate consideration of $999,995.08.

     The Company received redemption requests during the both the initial semi-annual period (June 1, 2017 to November 30, 2017) and the following semi-annual period (December 1, 2017 to May 31, 2018) exceeding the Program’s $1 million per year limit.  As a result, the Company was unable to purchase all Shares presented for redemption.  The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program.  The Company treats any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.

Redemptions under the Program are limited to an aggregate of $1 million during any calendar year. Because this limit was met for the 2018 calendar year when the Company redeemed shares on June 5, 2018, the Company did not redeem any shares for the semi-annual period running from period June 1, 2018 to November 30, 2018. The current redemption period runs from December 1, 2018 to May 31, 2019.  Any unsatisfied portions of prior redemption requests received and any redemption requests received during the current semi-annual period will be treated as requests for redemption for the semi-annual period running from December 1, 2018 to May 31, 2019, unless such requests are withdrawn in accordance with the terms of the Program. The share redemption program has been temporarily suspended during our issuer tender offer scheduled to expire on April 5, 2019 and for ten business days thereafter.

On March 19, 2019, the Company received its annual valuation as of December 31, 2018 for the calculation of NAV under the share redemption program.  The annual valuation resulted in an adjustment to the redemption price under the Program from $12.92 to $13.58 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 22, 2019 and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $13.58 per share will be effective with respect to shares redeemed in the current semi-annual period and until such time as the Board determines a new estimated per share

NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

On January 26, 2018, the Company commenced a self-tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on March 5, 2018. The Program was temporarily suspended during this offer as required by SEC rules. No repurchases of shares were made under the Program during the offer and for 10 business days thereafter. Pursuant to the self-tender offer, 5,000 shares were tendered and the Company purchased these shares for $35,000 on March 8, 2018. The suspension of the Program was terminated on March 20, 2018 and thereafter the Company recommenced purchases under the Program. For information related to our current self-tender offer, see Note 15. “Subsequent Events” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

On November 13, 2017, the Company purchased 3,005 shares of GTJ REIT, Inc. common stock for $37,713 from a former employee in connection with a separation agreement. These shares, along with the Shares purchased pursuant to the Program and the self-tender offer, were subsequently retired.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2018, we owned 48 properties, which are predominately industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of our consolidated financial statements. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.48% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  As a result of the transaction and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2018, the Company currently beneficially owns a 65.52% interest in a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial properties on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market-oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that, based upon the demolition of its property located at 35 Executive Boulevard, Orange, Connecticut, and plans to construct a 41,000 square foot industrial building, an accelerated depreciation of $7.5 million was recorded during 2018.  Management has determined that there were no other indicators of impairment relating to its remaining long-lived assets at December 31, 2018.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2018 as compared with Year Ended December 31, 2017

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	Amount	Percent
Revenues:
Rental income	$46,369	$44,713	$1,655	4%
Tenant reimbursements	10,532	8,459	2,073	25%
Total revenues	56,901	53,172	3,729	7%
Operating Expenses:
Property operating expenses	12,319	9,897	2,422	24%
General and administrative expenses	7,479	8,802	(1,323)	-15%
Acquisition costs	-	446	(446)	-100%
Depreciation and amortization	13,947	13,501	446	3%
Write down of carrying value relating to demolished property	7,489	-	7,489	100%
Total operating expenses	41,234	32,646	8,588	26%
Operating income before gain on sale of real estate	15,667	20,526	(4,859)	-24%
Gain on sale of real estate	2,299	-	2,299	100%
Operating income	17,966	20,526	(2,560)	-12%
Other (expense) income:
Interest expense	(18,294)	(16,389)	1,905	12%
Equity in gains (losses) of unconsolidated affiliate	2,463	(198)	2,661	1345%
Other income (expense)	297	(343)	640	186%
Net income from operations	2,432	3,596	(1,164)	-32%
Net income attributable to noncontrolling interest	619	1,247	(628)	-50%
Net income attributable to common stockholders	$1,813	$2,349	$(536)	-23%

Property Rental Revenues

Property rental revenue increased $1.7 million, or 4%, to $46.4 million for the year ended December 31, 2018 from $44.7 million for the year ended December 31, 2017. This increase is primarily attributable to the full year ownership in 2018 of two income producing properties acquired during 2017, partially offset by the sale of one income producing property in 2018.

Tenant Reimbursements

Tenant reimbursements increased $2.1 million, or 25%, to $10.5 million for the year ended December 31, 2018 from $8.4 million for the year ended December 31, 2017. This increase is primarily attributable to the full year ownership in 2018 of two income producing properties acquired during 2017 and increased property operating expenses in 2018.

Operating Expenses

Operating expenses increased $8.6 million, or 26%, to $41.2 million for the year ended December 31, 2018 from $32.6 million for the year ended December 31, 2017. The increase is mainly attributable to the write down of carrying value relating to a demolished property, higher property operating expenses, and additional property operating expenses and depreciation and amortization due to the ownership in 2018 of two income producing properties purchased during 2017, partially offset by the sale of one property in 2018 and a decrease in general and administrative expenses. The 2017 general and administrative expenses included the write off of deal pursuit costs in connection with a potential financing.

Interest Expense

Interest expense increased $1.9 million, or 12%, to $18.3 million for the year ended December 31, 2018 from $16.4 million for the year ended December 31, 2017. The increase is primarily due to the acquisition of two income producing properties during 2017 financed from the Operating Partnership’s secured revolving credit facility with Key Bank, which were subsequently refinanced by a secured loan facility from United States Life Insurance Company.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of our property operating expenses (which include real estate taxes, repairs and maintenance, insurance, and utilities), general and administrative expenses (which include compensation costs, office expenses, professional fees and other administrative expenses), and leasing and acquisition costs (which include third-party costs paid to brokers and consultants, and interest expense on our mortgage loans).

On December 2, 2015, the Operating Partnership entered into a credit agreement with Key Bank for a $50.0 million secured revolving credit facility with an initial term of two years, with a one-year extension option. On February 27, 2018, the secured revolving credit facility was increased to $55.0 million and the Operating Partnership exercised its option to extend the term to June 30, 2019.  On July 31, 2018, the secured revolving credit facility was reduced to $50.0 million and the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020. Our available liquidity at December 31, 2018 was approximately $31.2 million, consisting of cash and cash equivalents of $21.2 million and $10.0 million from our Key Bank secured revolving credit facility. As of December 31, 2018, the Company had $40.0 million of outstanding borrowings on its secured revolving credit facility.

We expect to meet substantially all of our operating cash requirements (including dividend payments required to maintain our REIT status and an estimated $8.8 million of 2019 principal mortgage debt amortization) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. There are no maturities of mortgage principal in 2019. Additionally, in the normal course of our business, we may sell properties when we determine that it is in our best interests, which also generates additional liquidity.

Net Cash Flows

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Operating Activities

Net cash provided by operating activities was $18.7 million for 2018 compared to $17.9 million for 2017. For the 2018 period, cash provided by operating activities included (i) net income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, income from equity in unconsolidated affiliate, gain on sale of real estate and write-down of carrying value related to demolished property of $19.4 million, (ii) distribution from unconsolidated affiliate of $1.8 million, partially offset by (iii) an increase in other assets of $1.5 million, (iv) a decrease in other liabilities of $0.7 million and (v) a decrease in accounts payable and accrued expenses of $0.3 million. 2017 net cash provided by operating activities of $17.9 million included (i) net income before depreciation, amortization, and stock compensation, rental income in excess of amounts billed and a loss from the Company’s investment in a limited partnership of approximately $18.2 million, (ii) an increase in other liabilities of $0.2 million, and (iii) an increase to accounts payable and accrued expenses of $0.8 million, partially offset by (iv) an increase in other assets of $1.3 million.

Investing Activities

Net cash provided by investing activities was $11.2 million for the year ended December 31, 2018. Cash provided by investing activities resulted from (i) proceeds from the disposition of properties of approximately $19.7 million and (ii) a return of capital from an unconsolidated affiliate of $1.8 million, partially offset by (iii) an investment in a joint venture of approximately $5.2 million and (iv) property improvements of $5.1 million.  Net cash used in investing activities was $52.2 million for the year ended December 31, 2017. For the 2017 period, net cash used in investing activities resulted from (i) the acquisition of two properties totaling $43.8 million, (ii) property improvements of $7.7 million and (iii) net contract deposits of $0.7 million.

Financing Activities

Net cash used in financing activities was $16.7 million for the year ended December 31, 2018. Cash used in financing activities resulted from (i) the payment of mortgage principal of $42.1 million, including the remaining balance of a mortgage loan of

$26.4 million from Genworth Life Insurance Company and the remaining balance of a mortgage loan of $15.0 million from Athene Annuity & Life Company, (ii) the payment of the Company’s quarterly and 2017 supplemental dividends totaling $6.5 million (iii) distributions to non-controlling interests of $3.4 million, (iv) repayment of the Company’s revolving credit line facility with Key Bank of $15.0 million, (v) loan costs of $0.8 million and (vi) repurchases of Common Stock of $1.0 million, partially offset by (vii) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million and (viii) proceeds from the Company’s revolving credit line facility with Key Bank of $19.1 million. Net cash provided by financing activities was $27.7 million for the year ended December 30, 2017.  For the 2017 period, cash provided by financing activities included (i) proceeds from the Company’s revolving credit line facility with Key Bank of $45.5 million and (ii) proceeds from the secured loan facility from the United States Life Insurance Company of $39.0 million, partially offset by (iii) loan costs of $1.4 million, (iv) the pay down of $37.5 million of the Company’s revolving credit line facility with Key Bank, (v) the payment of the Company’s quarterly and 2016 supplemental dividends totaling $6.8 million, (vi) distributions to non-controlling interests of $6.2 million, (vii) the repurchase of shares of GTJ REIT, Inc. common stock of $1.0 million and (viii) the payment of mortgage principal of approximately $3.9 million, including the $3.0 scheduled prepayment in connection with the Company’s mortgage loan at 110 Old County Circle in Windsor Locks, CT.

Non-GAAP Financial Measures

EBITDAre and Adjusted EBITDAre (earnings before interest, taxes, depreciation and amortization for real estate)

EBITDAre and Adjusted EBITDAre are non-GAAP financial measures. Our EBITDAre and Adjusted EBITDAre computations may not be comparable to EBITDAre and Adjusted EBITDAre reported by other companies that interpret the definitions of EBITDAre and Adjusted EBITDAre differently than we do. Management believes EBITDAre and Adjusted EBITDAre to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) for EBITTDAre and defines EBITDAre to mean net income (loss) computed in accordance with GAAP, excluding interest expense, income tax expense, depreciation and amortization, gain and losses on the disposition of depreciated property, impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates. EBITDAre and Adjusted EBITDAre should be considered along with, but not as alternatives to, net income as measures of our operating performance.

Adjusted EBITDAre allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, acquisition costs and the write off of deal pursuit costs have been excluded from Adjusted EBITDAre in order to assist with measuring core real estate operating performance.

Reconciliation of net income attributable to common stockholders to EBITDAre and Adjusted EBITDAre is as follows (in thousands) (All amounts are net of noncontrolling interest):

	2018	2017
Net income attributable to common stockholders	$1,813	$2,349
Depreciation	6,880	6,678
Amortization of intangible assets and deferred costs	2,626	2,807
Interest expense	11,288	10,034
Gain on sale of property from limited partnership	(1,610)	-
Gain on sale of real estate	(1,506)	-
Write down of carrying value relating to demolished property	4,907	-
EBITDAre	24,398	21,868
Acquisition/Transaction costs	-	292
Write off of deal pursuit costs	-	506
Adjusted EBITDAre	$24,398	$22,666

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income and net cash provided by operating activities. Management has adopted the definition suggested by NAREIT and defines FFO to equal net income computed in accordance with GAAP, excluding gains or losses from sales of property, excluding impairment write-downs of depreciated property, plus real estate-related depreciation and amortization. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expenses which may not be immediately apparent from net income.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes Core FFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of the operating performance of its portfolio by excluding items such as acquisition costs which affect the comparability of the Company’s period over period performance and are not indicative of the results provided by our operating portfolio. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight lined rent, mark to market debt adjustments, financing costs, our unrealized loss from an investment in a limited partnership, amortization of stock compensation, and the write off of deal pursuit costs, which are not indicative of the results of our operating portfolio.

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

FFO, Core FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2018 and 2017 (All amounts are net of noncontrolling interest).

Reconciliation of net income attributable to common stockholders to FFO, Core FFO and AFFO (in thousands, except share data):

	2018	2017
Net income attributable to common stockholders	$1,813	$2,349
Add NAREIT defined adjustments:
Real estate depreciation	6,821	6,491
Gain on sale of property from limited partnership	(1,610)	-
Gain on sale of real estate	(1,506)	-
Write down of carrying value relating to demolished property	4,907	-
Amortization of intangibles and deferred costs	1,917	2,070
Funds From Operations (“FFO”), as defined by NAREIT:	12,342	10,910
Acquisition costs	-	292
Core FFO, as defined by GTJ REIT, Inc.	12,342	11,202
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(573)	(307)
Amortization of debt mark to market debt adjustments and financing costs	709	737
Unrealized loss on limited partnership investment	-	130
Amortization of stock compensation	440	537
Write off of deal pursuit costs	-	506
AFFO, as defined by GTJ REIT, Inc.	$12,918	$12,805

Acquisitions, Dispositions, and Investments

Farmington, Connecticut

On July 16, 2018, the Company (through its Operating Partnership) sold the property located at 8 Farm Springs Road, Farmington, Connecticut for approximately $20.4 million, resulting in a net gain of approximately $2.3 million, net of $0.6 million in closing costs, $1.7 million of rental income in excess of amount billed and $0.6 million of unamortized deferred leasing charges. In connection with the sale of the property, the Company reduced its outstanding borrowings under its secured revolving credit facility with Key Bank by $15.0 million.

Piscataway, New Jersey

On February 28, 2018, the Company (through its Operating Partnership) purchased an ownership interest in Two CPS Developers LLC (the “Joint Venture”) for $5.25 million. The Joint Venture owns a 132,650 square foot vacant office building located at 2 Corporate Place South, Piscataway, New Jersey, which was demolished and is being replaced with a 150,325 square foot state-of-the-art 36-foot clear industrial building. The Operating Partnership financed the acquisition from funds available from its secured revolving credit facility with Key Bank.

Cherry Hill, New Jersey

On July 27, 2017, the Company (through its Operating Partnership) acquired a 109,771 square-foot distribution and installation training building in Cherry Hill, New Jersey for $7.6 million.  The property is leased to Sovereign Distributors, Inc. (d/b/a Avalon Flooring) for a term that expires September 30, 2031.  The purchase was financed from the Operating Partnership’s secured revolving credit facility with Key Bank.

Montgomery, New York

On August 31, 2017, the Company (through its Operating Partnership) acquired a 248,370 square-foot warehouse/distribution facility in Montgomery, New York for $36.2 million.  The property is leased to FedEx Ground Package System, Inc. for a term that expires February 28, 2027.  The purchase was financed from the Operating Partnership’s secured revolving credit facility with Key Bank.

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

Environmental Matters

As of December 31, 2018, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of December 31, 2018, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 250 basis points to 300 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or, (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement. As of December 31, 2018, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc. and Subsidiaries

West Hempstead, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. and Subsidiaries (the “Company”), as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 28, 2019

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(amounts in thousands, except share data)

	2018	2017
ASSETS
Real estate, at cost:
Land	$197,745	$199,782
Buildings and improvements	297,152	322,404
Total real estate, at cost	494,897	522,186
Less: accumulated depreciation and amortization	(55,401)	(55,136)
Net real estate held for investment	439,496	467,050
Cash and cash equivalents	21,175	8,423
Restricted Cash	3,895	3,471
Rental income in excess of amount billed	15,520	16,261
Acquired lease intangible assets, net	11,982	14,576
Investment in unconsolidated affiliate	5,255	1,209
Other assets	10,047	10,551
Total assets	$507,370	$521,541
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,217	$370,194
Secured revolving credit facility	40,000	35,857
Accounts payable and accrued expenses	4,417	3,608
Dividends payable	1,357	1,359
Acquired lease intangible liabilities, net	4,994	5,867
Other liabilities	5,670	7,070
Total liabilities	417,655	423,955
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,569,664 and 13,594,125 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	161,219	161,812
Distributions in excess of net income	(107,730)	(103,025)
Total stockholders’ equity	53,490	58,788
Noncontrolling interest	36,225	38,798
Total equity	89,715	97,586
Total liabilities and equity	$507,370	$521,541

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

(amounts in thousands, except share and per share data)

	2018	2017
Revenues:
Rental income	$46,369	$44,713
Tenant reimbursements	10,532	8,459
Total revenues	56,901	53,172
Operating Expenses:
Property operating expenses	12,319	9,897
General and administrative	7,479	8,802
Acquisition costs	-	446
Depreciation and amortization	13,947	13,501
Write down of carrying value relating to demolished property	7,489	-
Total operating expenses	41,234	32,646
Operating income before gain on sale of real estate	15,667	20,526
Gain on sale of real estate	2,299	-
Operating income	17,966	20,526
Interest expense	(18,294)	(16,389)
Equity in gains (losses) of unconsolidated affiliate	2,463	(198)
Other income (expense)	297	(343)
Net income from operations	2,432	3,596
Less: Net income attributable to noncontrolling interest	619	1,247
Net income attributable to common stockholders	$1,813	$2,349
Net income per common share attributable to common stockholders-basic and diluted earnings per share	$0.13	$0.17
Weighted average common shares outstanding-basic	13,578,515	13,646,345
Weighted average common shares outstanding-diluted	13,599,602	13,668,680

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2018 and 2017

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2017	—	13,618,884	$1	$162,356	$(98,420)	$63,937	$43,554	$107,491
Common stock dividends	—	—	—	—	(6,954)	(6,954)	—	(6,954)
Repurchases – common stock	—	—	—	(1,038)	—	(1,038)	—	(1,038)
Stock-based compensation	—	—	—	718	—	718	—	718
Issuance of shares	—	57,927	—	—	—	—	—	—
Retirement of Shares	—	(82,686)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(6,227)	(6,227)
Net income from operations	—	—	—	—	2,349	2,349	1,247	3,596
Reallocation of equity	—	—	—	(224)	-	(224)	224	-
Balance at December 31, 2017	—	13,594,125	1	161,812	(103,025)	58,788	38,798	$97,586
Common stock dividends	—	—	—	—	(6,518)	(6,518)	—	(6,518)
Repurchases – common stock	—	—	—	(1,035)	—	(1,035)	—	(1,035)
Stock-based compensation	—	—	—	672	—	672	—	672
Issuance of shares	—	57,938	—	—	—	—	—	—
Retirement of Shares	—	(82,399)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,422)	(3,422)
Net income from operations	—	—	—	—	1,813	1,813	619	2,432
Reallocation of equity	—	—	—	(230)	—	(230)	230	—
Balance at December 31, 2018	—	13,569,664	$1	$161,219	$(107,730)	$53,490	$36,225	$89,715

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

(amounts in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$2,432	$3,596
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Gain on sale of real estate	(2,299)	-
Depreciation	10,470	9,944
Amortization of intangible assets and deferred charges	4,008	4,276
Stock-based compensation	672	718
Rental income in excess of amount billed	(922)	(468)
Write-down of carrying value related to demolished asset	7,489	-
(Income) loss from equity investment in unconsolidated affiliate	(2,463)	198
Distributions from unconsolidated affiliate	1,842	-
Changes in operating assets and liabilities:
Other assets	(1,546)	(1,327)
Accounts payable and accrued expenses	(298)	774
Other liabilities	(680)	169
Net cash provided by operating activities	18,705	17,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	-	(43,824)
Expenditures for improvements to real estate	(5,123)	(7,686)
Investment in unconsolidated affiliate	(5,250)	-
Proceeds from the disposition of properties, net	19,753	-
Return on capital from unconsolidated affiliate	1,825	-
Contract deposits	-	(670)
Net cash provided by (used in) investing activities	11,205	(52,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	33,000	39,000
Loan costs from mortgage notes payable	(795)	(1,390)
Proceeds from revolving credit facility	19,143	45,557
Payment of revolving credit facility	(15,000)	(37,475)
Payment of mortgage principal	(42,108)	(3,924)
Repurchases of common stock	(1,035)	(1,038)
Cash distributions to noncontrolling interests	(3,420)	(6,231)
Cash dividends paid	(6,519)	(6,821)
Net cash (used in) provided by financing activities	(16,734)	27,678
Net increase (decrease) in cash, cash equivalents and restricted cash	13,176	(6,622)
Cash and cash equivalents including restricted cash of $3,471 and $2,584, respectively, at the beginning of period	11,894	18,516
Cash and cash equivalents including restricted cash of $3,895 and $3,471, respectively, at the end of period	$25,070	$11,894
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized of $141 for 2018 and $237 for 2017	$17,098	$15,254
Non-cash expenditures for real estate	$1,121	$737
Cash paid for income taxes	$42	$100

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.48% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2018, the Company currently beneficially owns a 65.52% interest in a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial properties on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. At December 31, 2018, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of the Company’s Series B preferred stock.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). For the year ended December 31, 2018, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.2 million.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. Real estate under development was $2.6 million and $5.6 million as of December 31, 2018 and 2017, respectively, and is included in buildings and improvements on the Company’s balance sheet.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Acquisition-related costs are expensed as incurred. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.6 million and $0.4 million for the years ended December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, approximately $1.1 million and $10.9 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2017, approximately $1.4 million and $13.1 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2018 and 2017, approximately $5.0 million and $5.9 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2018, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2019	$560	$1,955
2020	660	1,627
2021	510	1,400
2022	533	1,344
2023	635	1,189
Thereafter	974	3,345
	$3,872	$10,860

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that, based upon the demolition of its property located at 35 Executive Boulevard, Orange, Connecticut, and plans to construct a 41,000 square foot industrial building, an accelerated depreciation of $7.5 million should be recorded during 2018.  Management has determined that there were no indicators of impairment relating to its remaining long-lived assets at December 31, 2018.

Reportable Segments:

As of December 31, 2018, the Company primarily operated in one reportable segment, commercial real estate.

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

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share.  Stock option awards were included in the computation of diluted earnings per share in 2018 and 2017 because the option awards were dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018 and 2017, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2018, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Contractual rent of $9.7 million, derived from five leases with the City of New York, represented 22% of the Company’s total contractual rental income for the years ended December 31, 2018 and 2017, respectively.

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

New Accounting Pronouncements:

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize, at the commencement date, a lease liability for all leases with a term greater than 12 months, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must also recognize an asset representing the lessee’s right to use a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new lease accounting permits companies to utilize certain practical expedients in the implementation of the new standard. The Company intends to utilize a package of three practical expedients that must be elected together for all leases and includes, (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases; and (iii) not reassessing the amount of capitalized initial direct costs for existing leases. ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that subsequent to adoption, there will be no change in the capitalization of costs as compared to what we have historically capitalized. ASU 2016-02 initially provided for one retrospective transition method for lessors; however, a second transition method was subsequently provided by ASU 2018-11 as described below.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which amended ASU 2016-02 to provide entities with an additional optional transition method to adopt ASU 2016-02.  ASU 2018-11 simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the financial statements. In addition, ASU 2018-11 provides a practical expedient, by class of underlying asset, that permits lessors to make a policy election not to separate non-lease components from the associated lease component, and, instead, to account for those components as a single component if the non-lease components would otherwise be accounted for under the new revenue guidance (Topic 606). If certain conditions are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” These amendments provide clarifications and corrections to ASU 2016-02, Leases (Topic 842).

In December 2018, the FASB issued ASU No. 2018-20, “Leases, (Topic 842): Narrow-Scope Improvements for Lessors”. These amendments clarify or simplify certain narrow aspects of ASC 842 for lessors. This ASU modifies ASU No. 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (the accounting policy election includes sales, use, value added, and some excise taxes but excludes real estate taxes). The Company has elected not to evaluate whether the aforementioned costs are lessor or lessee costs. This ASU also provides that certain lessor costs require lessors to exclude from variable payments, and therefore revenue, specifically lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The adoption of ASU 2018-20 will not have a material impact on the Company’s consolidated financial statements.

ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption is permitted. The Company will adopt ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. The Company anticipates that all of its leases will continue to be classified as operating leases and the adoption of ASU 2016-02 will not have a material impact on revenues.  The Company intends to utilize the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the statement of income. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company intends to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease with future lease obligations aggregating to $568 thousand as of December 31, 2018, for which the Company expects to record right-of-use assets and corresponding lease liabilities at the present value of the remaining minimum rental payments upon the adoption of ASU 2016-02.

Other Accounting Topics

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements.” These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement – Reporting Comprehensive Income – Overall), 470-50 (Debt – Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity – Overall), 718-740 (Compensation – Stock Compensation – Income Taxes), 805-740 (Business Combinations – Income Taxes), 815-10 (Derivatives and Hedging – Overall), and 820-10 (Fair Value Measurement – Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and are effective upon issuance; however, many of the amendments do not have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income. There were no acquisitions during the year ended December 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied retrospectively.  Upon the adoption of ASU 2016-18, the Company reclassified approximately $1.2 million of its cash outflows from operating activities and $0.3 million of its cash inflows from investing activities to change in cash and restricted cash in its historical presentation of cash flows for the year ended December 31, 2017.

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

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Balance at beginning of year	$522,186	$474,573
Property disposition	(23,625)	-
Property acquisitions	-	39,190
Property demolished (1)	(9,171)	-
Improvements	5,507	8,423
Balance at end of year	$494,897	$522,186

(1)	Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Balance at beginning of year	$55,136	$45,252
Property disposition	(8,462)	-
Property demolished	(1,682)	-
Depreciation for year	10,409	9,884
Balance at end of year	$55,401	$55,136

Farmington, Connecticut

On July 16, 2018, the Company (through its Operating Partnership) sold the property located at 8 Farm Springs Road, Farmington, Connecticut for approximately $20.4 million, resulting in a net gain of approximately $2.3 million, net of $0.6 million in closing costs, $1.7 million of rental income in excess of amount billed and $0.6 million of unamortized deferred leasing charges. In connection with the sale of the property, the Operating Partnership reduced its outstanding borrowings under its secured revolving credit facility with Key Bank by $15.0 million.

Piscataway, New Jersey

On February 28, 2018, the Company (through its Operating Partnership) purchased an ownership interest in Two CPS Developers LLC (the “Joint Venture”) for $5.25 million. The Joint Venture owns a 132,650 square foot vacant office building located at 2 Corporate Place South, Piscataway, New Jersey, which was demolished and is being replaced with a 150,325 square foot state-of-the-art 36-foot clear industrial building. The Operating Partnership financed the acquisition from funds available from its secured revolving credit facility with Key Bank.

Montgomery, New York

On August 31, 2017, the Company (through its Operating Partnership) acquired a 248,370 square-foot warehouse/distribution facility in Montgomery, New York for $36.2 million.  The property is leased to FedEx Ground Package System, Inc. for a term that expires on February 28, 2027.  The purchase was financed through the Operating Partnership’s secured revolving credit facility with Key Bank.

Cherry Hill, New Jersey

On July 27, 2017, the Company (through its Operating Partnership) acquired a 109,771 square-foot distribution and installation training building in Cherry Hill, New Jersey for $7.6 million.  The property is leased to Sovereign Distributors, Inc. (d/b/a Avalon Flooring) for a term that expires on September 30, 2031.  The purchase was financed through the Operating Partnership’s secured revolving credit facility with Key Bank.

                    Purchase Price Allocations:

The purchase prices of the above acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition.

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during 2018 and 2017 (in thousands):

	2018	2017
Land	$-	$5,927
Building and Improvements	-	33,263
Acquired lease intangibles assets, net	-	3,059
Other assets and costs	-	1,575
Total Consideration	$-	$43,824

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2018	December 31, 2017	Maturity
Athene Annuity & Life Company	3.00%	$-	$15,000	3/1/2018
Genworth Life Insurance Company	3.20%	-	26,574	4/30/2018
Hartford Accident & Indemnity Company	5.20%	6,000	6,000	3/1/2020
People’s United Bank	5.23%	2,171	2,249	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	38,644	39,100	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	-	4/1/2028
	Subtotal	367,415	376,523
	Unamortized loan costs	(6,198)	(6,329)
	Total	$361,217	$370,194

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

People’s United Bank Loan Agreement:

In connection with the acquisition in 2014 of an 84,000 square foot parking lot in Long Island City, Queens, NY, a wholly owned subsidiary of the Operating Partnership entered into a mortgage loan agreement with People’s United Bank in the aggregate amount of $15.5 million.  The loan has a ten-year term and bears interest at 4.18%. Payments for the first seven years are interest only. Payments over the remaining three years of the term are based on a 25-year amortization schedule, with a balloon payment of $14.4 million due at maturity.

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

Allstate Life Insurance Company Loan Agreement:

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

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S Life Borrowers may prepay the outstanding loan amount in whole on or after January 1, 2023, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the Note.  The U.S Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility.  The U.S. Life Borrowers’ obligation to pay the principal, interest and other amounts under the Loan Facility are evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “Note”). The Note is secured by certain mortgages encumbering the U.S Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware.  In the event of default, the initial rate of interest on the Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws.  The Note contains other terms and provisions that are customary for instruments of this nature.  Approximately $37.5 million from the loan proceeds were used to reduce the Company’s obligation under its secured revolving credit facility with Key Bank.

United States Life Insurance Company Loan Agreement:

On March 21, 2018, four wholly owned subsidiaries of the Operating Partnership refinanced the current outstanding debt on certain properties by entering into a loan agreement with the United States Life Insurance Company in the City of New York. The loan agreement provides for a secured loan facility in the principal amount of $33.0 million. The loan facility is a ten-year term loan that requires interest only payments at the rate of 4.25% per annum on the principal balance for the first five (5) years of the term and principal and interest payments (amortized over a 30-year period) during the second five (5) years of the term. The entire principal balance is due and payable on April 1, 2028, the loan maturity date. The Company used a portion of the proceeds from the loan facility to repay the remaining balance of a mortgage loan from Genworth Life Insurance Company

Assumption of Loans:

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2018, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2019	$789
2020	8,825
2021	852
2022	1,157
2023	1,573
Thereafter	354,219
Total	$367,415

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

The contemplated uses of proceeds under the Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of December 31, 2018 and December 31, 2017 were $40.0 million and $35.9 million, respectively, which are considered LIBOR Rate loans.

In connection with the Credit Agreement, the Operating Partnership is required to comply with certain covenants. As of December 31, 2018, the Operating Partnership was in compliance with all covenants.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board of Directors” or “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2018 and December 31, 2017.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2018, and 2017, the Company had a total of 13,569,664 and 13,594,125 shares issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2018 and 2017:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
January 31,2017	March 31, 2017	April 12, 2017	0.10
March 23, 2017	April 4, 2017	April 14, 2017	0.11	(1)
June 8, 2017	June 30, 2017	July 14, 2017	0.10
August 8, 2017	September 30, 2017	October 13, 2017	0.10
November 7, 2017	December 31, 2017	January 15, 2018	0.10
March 22, 2018	March 31, 2018	April 13, 2018	0.10
March 22, 2018	March 31, 2018	April 16, 2018	0.08	(2)
June 7, 2018	June 30, 2018	July 13, 2018	0.10
August 7, 2018	September 30, 2018	October 15, 2018	0.10
November 6, 2018	December 31, 2018	January 14, 2019	0.10

(1)	Represents a supplemental 2016 dividend.
(2)	Represents a supplemental 2017 dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of December 31, 2018, the Company had 1,942,062 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. On November 8, 2016, 200,000 options were granted to key officers of the Company and had a three-year vesting period.  In 2017, 200,000 options were exercised. All options expire ten years from the date of grant. The stock compensation expense relating to these stock options was approximately $110,000 and $126,000 for the years ended December 31, 2018 and 2017, respectively.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)

(1)	Shares issued to non-management members of the Board of Directors.
(2)	Shares issued to certain executives of the Company.
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options

The Board of Directors has determined the value of a share of common stock to be $11.60 based on a valuation completed March 20, 2019, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2018 and 2017, the Company’s total stock compensation expense was approximately $672,000 and $718,000, respectively. As of December 31, 2018, there was approximately $546,000 of unamortized stock compensation related to restricted stock.  The cost is expected to be recognized over a weighted average period of 2.3 years.

At December 31, 2018, 210,000 stock options were outstanding, 143,332 of which were exercisable, and 500,725  shares of restricted stock were outstanding, 452,590 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2017	40,381	$10.73
New shares issued through December 31, 2018	57,938	11.65
Vested	(50,184)	11.26
Non-vested shares outstanding as of December 31, 2018	48,135	$11.35

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of December 31, 2018:

Non-vested Shares Amortization Schedule	Number of Shares
2019	17,252
2020	10,510
2021	6,770
2022	4,886
2023	3,625
2024	2,553
Thereafter	2,539
Total Non-vested Shares	48,135

7. EARNINGS PER SHARE:

In accordance with ASC 260-10-45, basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. There were 21,087 and 22,335 common share equivalents in 2018 and 2017, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2018 and 2017 (in thousands, except share and per share data):

	2018	2017
Numerator:
Net income attributable to common stockholders	$1,813	$2,349
Denominator:
Weighted average common shares outstanding – basic	13,578,515	13,646,345
Weighted average common shares outstanding – diluted	13,599,602	13,668,680
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.13	$0.17

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000 which are unpaid at December 31, 2018 and included in accounts payable and accrued expenses on the Company’s consolidated balance sheet. In November 2018, the tenant concluded negotiations to expand by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000 which are unpaid at December 31, 2018 and included in other liabilities on the Company’s consolidated balance sheet.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner.  The lease agreement expires in 2020 and has a current annual base rent of approximately $279,000 with aggregate lease payments totaling $1.8 million.

      On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring a 90,000 square foot office building in Garden City, NY that was converted to a medical office building. The general partner of Garden 1101 is partially owned by Paul Cooper and Louis Sheinker. The investment is included in investment in unconsolidated affiliate on the consolidated balance sheets. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a realized gain from unconsolidated affiliate of $2.5 million in 2018. An unrealized loss of approximately $198,000 is included in losses of unconsolidated affiliate on the consolidated statement of operations for the year ended December 31, 2017.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of December 31, 2018 and 2017, the present value of this obligation was approximately $1.1 million for both years and is included in other liabilities on the accompanying consolidated balance sheets.

Environmental Matters:

As of December 31, 2018, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and secured revolving credit facility approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$21,175	$21,175	$8,423	$8,423
Restricted cash	3,895	3,895	3,471	3,471
Accounts receivable	415	415	159	159
Financial liabilities:
Accounts payable and accrued expenses	$4,417	$4,417	$3,608	$3,608
Secured revolving credit facility	40,000	40,000	35,857	35,857
Mortgage notes payable	367,415	358,949	376,523	371,920
Pension withdrawal liability	1,065	1,054	1,131	1,139

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2018 and 2017 were approximately $67,000 and $49,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the years ended December 31, 2018 and 2017 were approximately $78,000 and $184,000, respectively.

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

Reconciliation between GAAP Income From Continuing Operations and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income from operations	$2,432	$3,596
GAAP net (income) loss of taxable subsidiaries	(637)	23
GAAP net income from REIT operations	1,795	3,619
Operating expense book deductions greater than tax	998	1,417
Book depreciation in excess of tax depreciation	6,860	5,204
GAAP amortization of intangibles in excess of tax amortization	1,721	1,981
Straightline rent adjustments	(874)	(468)
Acquisition costs capitalized for tax	-	398
Gain on sale of real estate	(4,577)	-
Write down of carrying value relating to demolished property	7,489	-
(Income) allocable to noncontrolling interest	(6,658)	(5,682)
Estimated taxable income subject to the dividend requirement	$6,754	$6,469

We have determined for income tax purposes that the 2018 regular dividends were considered both ordinary dividends and capital gain distributions and the 2017 regular dividends were considered ordinary dividends. The total distributions paid in 2018 were the result of cash flow from operations and investing activities. The total distributions paid in 2017 were the result of cash flow from operations.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2018 and 2017. The TRS entities have approximately $20.0 million of net operating loss carry-forwards at December 31, 2018. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2018, under operating leases for the next five years and thereafter are as follows (in thousands):

2019	$44,358
2020	41,335
2021	36,625
2022	32,360
2023	29,122
Thereafter	86,200
Total	$270,000

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2018 and 2017 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2018
Revenues	$14,398	$14,296	$14,042	$14,165
Net income (loss) attributable to common stockholders	2,434	665	(2,325)	1,039
Per common share (basic and diluted)(a)	0.18	0.05	-0.17	0.07
2017
Revenues	12,928	12,583	13,393	14,268
Net income attributable to common stockholders	709	88	421	1,131
Per common share (basic and diluted)(a)	$0.05	$0.01	$0.03	$0.08

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

15. SUBSEQUENT EVENTS:

Purchase of Securities

On February 15, 2019, MacKenzie Badger Acquisition Co. 4, LLC, MPF DeWaay Premier Fund 3, LLC, MPF Northstar Fund, LP, MPF Northstar Fund 2, LP and Mackenzie Capital Management, LP (collectively “Mackenzie”) commenced a tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to

$7.00 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 22, 2019. As of March 28, 2019, the Company has not been made aware of any shares that were tendered pursuant to the tender offer.

On February 15, 2019, the Company commenced a self-tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $8.50 per share. Unless extended or withdrawn, the offer and withdrawal rights expire at 12:00 midnight, New York City Time, on April 5, 2019. The Company’s share redemption program (“SRP”) has been temporarily suspended during this offer as required by Securities and Exchange Commission (“SEC”) Rules. No repurchases will be made under the SRP during the offer and for ten (10) business days thereafter. Redemption requests that are submitted through the SRP during the offer and for ten (10) business days thereafter will not be accepted for consideration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 18, 2019:

Name	Age	Position
Paul Cooper	58	Chairman of the Board, CEO and Class II Director
Louis Sheinker	57	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	63	Chief Financial Officer and Treasurer
Douglas Cooper	72	Class I Director
John Leahy	76	Class III Director
Stanley Perla	75	Class II Director
Donald Schaeffer	68	Class III Director
Harvey Schneider	85	Class I Director
David Jang	58	Class I Director

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

Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Mr. Sheinker brings over 30 years of real estate experience to the Company. Prior to joining the Company, Mr. Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., which performed management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker brings his extensive experience in the commercial real estate industry to the Board. He holds a Bachelor of Arts degree from Ithaca College, and is currently a licensed Real Estate Broker in New York State. Effective as of January 15, 2015, Mr. Sheinker was appointed Secretary of the Company.

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

Donald Schaeffer has been a director of the Company since June 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for the past eighteen years. Mr. Schaeffer brings his legal and accounting experience to the Board. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed Certified Public Accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

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

                   David Jang has been a director of the Company since October 2018.  Mr. Jang, a graduate of the Wharton School at the University of Pennsylvania, has served as a Partner of Client Advisory Services & Business Development at Water Walker Investments since August 2015. From August 2012 to August 2015, he served as Senior Vice President of Client Advisory Services at Davidson Fixed Income Management. Between May 2009 and August 2012, he was the Senior Managing Consultant of The PFM Group. Previously, Mr. Jang was the Vice President of Fixed Income Institutional Sales for Multi-Bank Securities, Inc. Mr. Jang also served as a director for the Company from June 2006 to December 2010 and has served various other treasury functions at large, multi-national institutions and is a Certified Treasury Professional. Mr. Jang is deemed an independent director.

Except as noted above and elsewhere in this filing, there are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or minor offenses), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

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

Our Board currently consists of eight directors:  Paul Cooper, Louis Sheinker, Douglas Cooper, John Leahy, Stanley Perla, Donald Schaeffer, Harvey Schneider and David Jang.  Directors are elected at each annual meeting of stockholders. We have a staggered Board.  Class I directors, which are Messrs. D. Cooper, Schneider and Jang, have a term expiring at the annual stockholders meeting in 2019 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2020 or until their successors are elected and qualified. Class III directors, which are Messrs. Schaeffer and Leahy, have a term expiring at the annual stockholders meeting in 2021 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held six meetings during 2018.  Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2018 annual meeting of stockholders, all members of the Board as of the date of the annual meeting attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board.

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

During the year ended December 31, 2018, the Audit Committee held four meetings.

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

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the

Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for the years ended December 31, 2018 and December 31, 2017, was approximately $28,000 and $46,000, respectively.

At a meeting of the Board held on January 31, 2017, the Chairman of the Compensation Committee presented a review on independent director compensation in conjunction with work by G&M.  At this meeting, the Board, accepting the recommendation of the Compensation Committee, approved an increase in Board compensation from a cash retainer of $24,000 per year to $25,000 and an increase in equity compensation, in the form of restricted stock, from $25,000 per year to $30,000 per year.  These changes applied to Board compensation for fiscal year 2017.  All committee meeting fees would remain the same at $500 per meeting and Board meeting fees would remain the same at $1,000 per meeting.

At the annual stockholders meeting held in June 2017, the stockholders approved the 2017 Equity Compensation Plan under which awards to directors and officers would be made going forward, including the equity compensation awarded to the independent directors.

On October 5, 2017 the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation.  Based upon this presentation, the Compensation Committee approved increasing the Board compensation from a cash retainer of $25,000 per year to $30,000, effective as of January 1, 2018, and an increase in equity compensation from $30,000 per year to $35,000, effective as of the date of the 2018 annual meeting of the Company’s stockholders.  All committee meeting fees would remain the same at $500 per meeting and Board meeting fees would remain the same at $1,000 per meeting.  At a Board meeting held on November 7, 2017, the Board accepted the recommendation of the Compensation Committee and approved the revisions to the compensation of the independent directors.

During the year ended December 31, 2018, the Compensation Committee held one meeting.

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

Code of Business Conduct and Ethics

Our Board has adopted an Amended and Restated Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our principal executive officer and principal financial officer. A copy of the Amended and Restated Code of Business Conduct and Ethics was filed as Exhibit 14.1 to the 2017 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2018 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2018	$650,000	$550,000	$249,997	$—	$111,312	(1)(2)(3)	$1,561,309
	2017	$650,000	$500,000	$199,996	$—	$87,325	(1)(2)(3)	$1,437,321
Louis Sheinker, President, Chief Operating Officer and Secretary	2018	$600,000	$550,000	$249,997	$—	$121,736	(1)(2)(3)	$1,521,733
	2017	$600,000	$500,000	$199,996	$—	$83,325	(1)(2)(3)	$1,383,321
Stuart Blau, Chief Financial Officer and Treasurer	2018	$300,000	$—	$—	$—	$20,392	(1)(2)	$320,392
	2017	$33,461	$—	$—	$—	$—		$33,461

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums, health care reimbursement and medical insurance premiums.
(3)	Includes auto allowance.

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

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year End:

Options granted to our named executive officers in 2016 were non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined by our Board on the date of the grant. All of the stock options granted to our named executive officers in 2016 were granted under our 2007 Plan. 200,000 options were granted to the named executive officers in 2016.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2018:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/7/2018	21,459	$249,997
Louis Sheinker, Chief Operating Officer, President and Secretary	6/7/2018	21,459	$249,997

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2018:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2018	12,714	148,116	—	—
	2017	6,954	80,662	—	—
	2016	3,104	32,282	—	—
	2015	986	9,167	—	—
	2014	310	2,111	—	—
Louis Sheinker	2018	12,714	148,116	—	—
	2017	6,954	80,662	—	—
	2016	3,104	32,282	—	—
	2015	986	9,167	—	—
	2014	310	2,111	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2018:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price(1)	Option Expiration Date(2)
Paul Cooper, Chairman and Chief Executive Officer	66,666	33,334	—	$10.40	November 2026
Louis Sheinker, Chief Operating Officer, President and Secretary	66,666	33,334	—	$10.40	November 2026

(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.

Option Exercises and Stock Vested:

Options issued pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper and 50,000 shares were purchased on May 31, 2017. No options were exercised by our named executive officers in 2018.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2018.

Paul Cooper Employment Agreement

On November 8, 2016, the Board following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement by and between the Company and Paul Cooper, the Company’s Chief Executive Officer, which agreement was executed by the parties on the same date and was amended on July 10, 2018 (as amended, the “CEO Employment Agreement”). The CEO Employment Agreement provides for an initial term of five years, from January 1, 2016 through and including December 31, 2020, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Cooper at the rate of $650,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $450,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $200,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Cooper is employed by the Company. Upon execution of the CEO Employment Agreement, the Company agreed to grant Mr. Cooper a stock option under the Company’s 2007 Incentive Stock Option Plan or a successor plan (the “Equity Plan”), to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and will vest in its entirety on the 3rd anniversary of the grant date. Mr. Cooper will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular Adjusted Funds From Operations target is sustainable) which award value will be equal to $2 million for each Adjusted Funds From Operations value of $1.50, $2.00, $2.50, $3.00 and $3.50 per share, respectively. In addition, the CEO Employment Agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $5 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The CEO Employment Agreement also contains the following termination terms and provisions:

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

Louis Sheinker Employment Agreement

On November 8, 2016, the Board also, following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement with Louis Sheinker, the Company’s President and Chief Operating Officer, also effective as of the same date and amended on July 10, 2018 (as amended, the “COO Employment Agreement”). This COO Employment Agreement provides for an initial term of five years, from January 1, 2016 through and including December 31, 2020, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment to Mr. Sheinker of a base salary at the annual rate of $600,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Sheinker may earn a cash bonus of $450,000 per year and an equity bonus payable in shares of the Company’s restricted common stock valued at $200,000 per year, upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Sheinker is employed by the Company. Upon execution of the employment agreement, the Company agreed to grant Mr. Sheinker a stock option under the Equity Plan to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and will vest in its entirety on the 3rd anniversary of the grant date. Mr. Sheinker will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular Adjusted Funds From Operations target is sustainable) which award value will be equal to $2 million for each Adjusted Funds From Operations value of $1.50, $2.00, $2.50, $3.00 and $3.50 per share, respectively. In addition, the COO Employment Agreement provides that the Company will provide Mr. Sheinker with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $5 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The COO Employment Agreement also contains the following termination terms and provisions:

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

2018 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 30, 2018, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2017 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $450,000 cash bonus and a $200,000 restricted stock bonus under the 2017 Plan.  The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2017 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s bonuses since the performance benchmarks were exceeded.  The Compensation Committee approved increasing the cash bonus award by $100,000 each, for a total cash bonus of $550,000 to each of Messrs. P. Cooper and L. Sheinker and approved increasing the restricted stock bonus by $50,000 each, for a total equity bonus of $250,000 to each of Messrs. P. Cooper and L. Sheinker.

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

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2018:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Joseph Barone	16,750	—	—	—	—	16,750
John Leahy	37,750	34,997	—	—	—	72,747
Stanley Perla	41,750	34,997	—	—	—	76,747
Donald Schaeffer	40,750	34,997	—	—	—	75,747
Harvey Schneider	35,750	34,997	—	—	—	70,747
Douglas Cooper	34,750	34,997	—	—	—	69,747

Our non-officer Directors received the following forms of compensation for 2018:

•

Annual Retainer. Our Directors receive an annual retainer of $30,000. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

•	Meeting Fees. Our Directors received $1,000 for each Board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone.
•

Equity Compensation. Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director receives $35,000 in shares of restricted stock at fair market value on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2018.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(5)
Paul Cooper(1)	312,825	2.3%
Louis Sheinker (2)	204,575	1.5%
Douglas Cooper (3)	202,077	1.5%
John Leahy (4)	18,956	*
Donald Schaeffer(4)	18,956	*
Harvey Schneider (4)	17,486	*
Stanley Perla (4)	14,938	*
David Jang	2,790	*
Stuart Blau	—	*
All Executive Officers and Directors as a Group	792,603	5.8%

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan, 179,369 restricted shares granted under the 2007 Plan, and 21,459 restricted shares granted under the 2017 Plan.
(2)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan, balance represents restricted shares granted under the 2007 Plan and the 2017 Plan.
(3)	Includes 74,695 restricted shares granted under the 2007 Plan and 3,004 restricted shares granted under the 2017 Plan.
(4)	Restricted shares granted under the 2007 Plan and the 2017 Plan.
(5)	Based on 13,569,664 shares outstanding as of December 31, 2018.

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

The following information is provided as of December 31, 2018, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	210,000	$10.44	879,618	—
Equity compensation plans approved by security holders(2)	—	—	57,938	1,942,062
Equity compensation plans not approved by security holders	—	—	—	—
Total	210,000	$10.44	937,556	1,942,062

(1)	This equity compensation is under the 2007 Plan.
(2)	This equity compensation is under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Paul Cooper, our Chairman and Chief Executive Officer, and Louis Sheinker, our President, Chief Operating Officer and Secretary, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000.  In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000 which are unpaid at December 31, 2018 and included in accounts payable and accrued expenses on the Company’s consolidated balance sheet. In November 2018, the tenant concluded negotiations to expand by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000 which are unpaid at December 31, 2018 and included in other liabilities on the Company’s consolidated balance sheet.

Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at an initial base rent of approximately $279,000 with aggregate lease payments totaling approximately $1.8 million.

      On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring a 90,000 square foot office building in Garden City, NY that was converted to a medical office building. The general partner of Garden 1101 is partially owned by Paul Cooper and Louis Sheinker. The investment is included in investment in unconsolidated affiliate on the consolidated balance sheets. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a realized gain from unconsolidated affiliate of $2.5 million in 2018. An unrealized loss of approximately $198,000 is included in losses of unconsolidated affiliate on the consolidated statement of operations for the year ended December 31, 2017.

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

Director Independence

Our Board of Directors currently consists of eight members. As of January 1, 2019, five of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 8, 2009, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2018 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2018 and 2017 for professional services rendered by BDO USA, LLP in the following categories:

	2018	2017
Audit fees	$414,797	$396,443
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—
Total	$414,797	$396,443

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.  In 2015, the Company engaged Kimmel, Blau & Goldman LLP to provide tax related services including tax planning and tax advice. Fees paid to Kimmel, Blau & Goldman LLP for the year ended December 31, 2017 were $56,000. In 2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for the year ended December 31, 2018 were $56,000.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.The list of the financial statements contained herein is set forth under Part II, Item 8 of this Annual Report on Form 10-K.

2.Schedule III — Consolidated Real Estate and Accumulated Depreciation is set forth immediately following the Exhibit Index below. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b) See (a) 3 above.

(c) See (a) 2 above.

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Merger Agreement and Plan of Merger (Incorporated by reference to Attachment A to Registrant’s Form S-11 Registration Statement No. 333-136110).

3.1

Composite Amended and Restated Articles of Incorporation, Inclusive of All Amendments Through June 8, 2018 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

3.2

Composite of Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

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

Exhibit Number	Exhibit
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

10.9

Real Estate Purchase and Sale Agreement by and between Eight Farm Springs Road Associates, LLC and Farm Springs Road LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC February 5, 2008).

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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
10.38	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.39	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2014).

10.40	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.41	Promissory Note dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.42	Ben Zimmerman Employment Letter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2014).

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

10.55

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

10.56

Third Amendment to Credit Agreement and Other Loan Documents, dated February 27, 2018, by and among GTJ Realty, LP, and the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

Exhibit Number	Exhibit

10.57

Fourth Amendment to Credit Agreement and Other Loan Documents, dated July 31, 2018, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.58	Form of Joinder Agreement (Incorporated by reference to Exhibit 10.135 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.59

Form of Assignment and Acceptance Agreement (Incorporated by reference to Exhibit 10.136 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.60

Executive Employment Agreement by and between Paul Cooper and the Company (Incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.61

Amendment No. 1 to Employment Agreement, dated July 10, 2018, by and between the Company and Paul Cooper (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.62

Executive Employment Agreement by and between Louis Sheinker and the Company (Incorporated by reference to Exhibit 10.138 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.63

Amendment No. 1 to Employment Agreement, dated July 10, 2018, by and between the Company and Louis Sheinker (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.64	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.65

Severance Agreement and General Release, dated November 13, 2017, by and between the Company and Ben Zimmerman (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.66

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.67

Loan Agreement, dated December 20, 2017, by and among the Company, certain subsidiaries and/or affiliates of the Company, United States Life Insurance Company, and other lending institutions party thereto (Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.68

Promissory Note, dated December 20, 2017, made by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.69

Environmental Indemnity Agreement, dated December 20, 2017, executed by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.70

Guaranty Agreement, dated December 20, 2017, executed by the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.71

Loan Agreement, dated March 21, 2018, by and among certain subsidiaries of the Company and The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.72

Consolidated, Amended and Restated Promissory Note, dated March 21, 2018, made by certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

Exhibit Number	Exhibit
10.73

Environmental Indemnity Agreement, dated March 21, 2018, executed by the Company and certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.74

Guaranty Agreement, dated March 21, 2018, executed by the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

14.1

Amended and Restated Code of Business Conduct and Ethics, adopted as of January 30, 2018 (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

21.1 23.1	Subsidiaries of GTJ REIT, Inc. (filed herewith). Consent of Independent Registered Public Accounting Firm BDO USA, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

32.1	Certification of Chief Executive Officer (furnished herewith).

32.2	Certification of Chief Financial Officer (furnished herewith).

99.1

Share Redemption Program, effective as of January 1, 2017, inclusive of Amendment No. 1 dated January 30, 2018 (Incorporated by reference to Exhibit (d)(viii) to the Registrant’s Schedule TO filed with the SEC on February 15, 2019).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2018
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	G	3,416	9,972	375	3,416	10,347	13,763	1,775	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	D	3,237	572	—	3,237	572	3,809	86	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	D	3,008	7,097	—	3,008	7,097	10,105	1,096	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	G	2,275	7,822	306	2,275	8,128	10,403	1,303	1996	1/17/2013
36 Midland Ave, Port Chester, NY	D	2,428	6,409	391	2,428	6,800	9,228	1,134	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	D	5,390	16,463	320	5,390	16,783	22,173	2,622	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	D	827	1,916	—	827	1,916	2,743	334	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	D	948	2,265	—	948	2,265	3,213	388	1986	1/17/2013
8 Slater Street, Port Chester, NY	D	1,997	4,640	382	1,997	5,022	7,019	916	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	D	8,907	117	4,284	8,907	4,401	13,308	3,564	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	D	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	D	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	D	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	D	38,210	937	2,343	38,210	3,280	41,490	3,092	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	D	14,506	323	1,168	14,637	1,360	15,997	1,102	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	C	26,678	98	180	26,678	278	26,956	106	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	F	3,304	6,469	-	3,304	6,469	9,773	1,150	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	F	4,751	27,906	-	4,751	27,906	32,657	1,155	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	D	786	422	—	786	422	1,208	98	1980	3/26/2007
Total NY:		144,202	98,038	12,703	144,333	110,610	254,943	27,485
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	D	2,275	12,538	465	2,275	13,003	15,278	2,208	1986	1/17/2013
200 American Road, Morris Plains, NJ	D	725	5,361	50	725	5,411	6,136	877	2004	1/17/2013
300 American Road, Morris Plains, NJ	G	1,466	6,628	47	1,466	6,675	8,141	1,095	1987	1/17/2013
400 American Road, Morris Plains, NJ	D	1,724	9,808	345	1,724	10,153	11,877	1,784	1990	1/17/2013
500 American Road, Morris Plains, NJ	G	1,711	8,111	—	1,711	8,111	9,822	1,319	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ		1,898	1,402	5,796	1,898	7,198	9,096	701	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	E	790	1,937	28	790	1,965	2,755	251	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	E	1,780	8,999		1,780	8,999	10,779	952	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	E	6,187	18,855	-	6,187	18,855	25,042	2,163	2004	3/13/2015
4 Corporate Place, Piscataway, NJ	E	2,145	1,744	144	2,145	1,888	4,033	318	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	E	2,666	4,381	-	2,666	4,381	7,047	636	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	F	1,176	5,357	-	1,176	5,357	6,533	386	1966	7/27/2017
Office/Data Center:
25 Corporate Place, Piscataway, NJ	E	2,269	8,343	-	2,269	8,343	10,612	987	1985	3/13/2015
Total NJ:		26,812	93,464	6,875	26,812	100,339	127,151	13,677
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	3,240	833	4,107	4,940	610	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	D	2,660	4,807	249	4,156	5,056	9,212	916	1973	1/17/2013
15 Progress Drive, Shelton, CT	A	984	3,411	—	984	3,411	4,395	617	1980	1/17/2013

33 Platt Road, Shelton, CT	D	3,196	5,402	—	3,196	5,402	8,598	1,631	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	D	1,551	3,524	48	1,551	3,572	5,123	588	1946	1/17/2013
12 Cascade Blvd, Orange, CT	D	1,688	3,742	2	1,688	3,744	5,432	585	1987	1/17/2013
15 Executive Blvd., Orange, CT	D	1,974	5,357	1,027	1,974	6,384	8,358	1,313	1983	1/17/2013
25 Executive Blvd., Orange, CT	D	438	1,481	1,008	438	2,489	2,927	258	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	D	1,462	2,915	575	1,462	3,490	4,952	614	1989	1/17/2013
269 Lambert Rd, Orange, CT	D	1,666	3,516	230	1,666	3,746	5,412	778	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	B	1,572	11,797	60	1,572	11,857	13,429	2,514	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—	5,573	200	5,573	5,773	143	2018	4/8/2014
4 Meadow Street, Norwalk, CT	D	856	3,034	304	856	3,338	4,194	566	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	D	2,456	8,658	415	2,456	9,073	11,529	1,221	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	D	1,080	8,909	(7,384)	1,080	1,525	2,605	-	1988	1/17/2013
Total CT:		22,616	67,420	5,347	24,112	72,767	96,879	12,354
Delaware
Industrial:
300 McIntire Drive, Newark, DE	F	2,488	13,033	403	2,488	13,436	15,924	1,885	1999	6/1/2016
Total DE:		2,488	13,033	403	2,488	13,436	15,924	1,885
Grand Total:		196,118	271,955	25,328	197,745	297,152	494,897	55,401

(1) Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.

Lender	Principal Outstanding
A—People’s United Bank	$15,500
B—Hartford Accident	6,000
C—People’s United Bank	2,171
D—American International Group	233,100
E—Allstate Corporation	38,644
F—United States Life Insurance Company	39,000
G—United States Life Insurance Company	33,000
Total	$367,415

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 28, 2019	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2019

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 28, 2019

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2019

/s/ Douglas Cooper Douglas A. Cooper	Director	March 28, 2019

/s/ John J. Leahy John J. Leahy	Director	March 28, 2019

/s/ Stanley R. Perla Stanley R. Perla	Director	March 28, 2019

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 28, 2019

/s/ Harvey I. Schneider Harvey I. Schneider	Director	March 28, 2019

/s/ David Jang David Jang	Director	March 28, 2019