Form 10-Q
period 2019-03-31
GTJ REIT, INC.
filed 2019-05-10
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,531,754 shares of common stock as of May 7, 2019.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	297,169	297,152
Total real estate, at cost	494,914	494,897
Less: accumulated depreciation and amortization	(57,799)	(55,401)
Net real estate held for investment	437,115	439,496
Cash and cash equivalents	23,262	21,175
Restricted cash	4,728	3,895
Rental income in excess of amount billed	15,466	15,520
Acquired lease intangible assets, net	11,372	11,982
Investment in unconsolidated affiliate	5,255	5,255
Other assets	10,554	10,047
Total assets	$507,752	$507,370
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,249	$361,217
Secured revolving credit facility	40,000	40,000
Accounts payable and accrued expenses	5,065	4,417
Dividends payable	2,578	1,357
Acquired lease intangible liabilities, net	4,775	4,994
Other liabilities	6,590	5,670
Total liabilities	420,257	417,655
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,569,664 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	161,307	161,219
Distributions in excess of net income	(109,207)	(107,730)
Total stockholders’ equity	52,101	53,490
Noncontrolling interest	35,394	36,225
Total equity	87,495	89,715
Total liabilities and equity	$507,752	$507,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2019 and 2018

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2019	2018
Revenues:
Rental income	$14,160	$14,398
Total revenues	14,160	14,398
Operating Expenses:
Property operating expenses	3,069	3,277
General and administrative	1,836	1,848
Depreciation and amortization	3,284	3,644
Total operating expenses	8,189	8,769
Operating income	5,971	5,629
Interest expense	(4,476)	(4,526)
Equity in income of unconsolidated affiliate	77	2,458
Other income	55	60
Net income from operations	1,627	3,621
Less: Net income attributable to noncontrolling interest	526	1,187
Net income attributable to common stockholders	$1,101	$2,434
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.08	$0.18
Weighted average common shares outstanding – basic	13,569,664	13,592,792
Weighted average common shares outstanding – diluted	13,590,751	13,614,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2019	$—	13,569,664	$1	$161,219	$(107,730)	$53,490	$36,225	$89,715
Common stock dividends	—	—	—	—	(2,578)	(2,578)	—	(2,578)
Stock-based compensation	—	—	—	88	—	88	—	88
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,357)	(1,357)
Net income from operations	—	—	—	—	1,101	1,101	526	1,627
Balance at March 31, 2019	$—	13,569,664	$1	$161,307	$(109,207)	$52,101	$35,394	$87,495

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2018	$—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586
Common stock dividends	—	—	—	—	(2,446)	(2,446)	—	(2,446)
Repurchases - common stock	—	—	—	(35)	—	(35)	—	(35)
Stock-based compensation	—	—	—	88	—	88	—	88
Retirement of shares	—	(5,000)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,280)	(1,280)
Net income from operations	—	—	—	—	2,434	2,434	1,187	3,621
Reallocation of equity	—	—	—	(14)	—	(14)	14	—
Balance at March 31, 2018	$—	13,589,125	$1	$161,851	$(103,037)	$58,815	$38,719	$97,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$1,627	$3,621
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,445	2,731
Amortization of intangible assets and deferred charges	992	1,069
Stock-based compensation	88	88
Rental income in excess of amount billed	58	(140)
Distributions from unconsolidated affiliate	77	—
Income from equity investment in unconsolidated affiliate	(77)	(2,458)
Proceeds from sale of property from unconsolidated affiliate	—	1,842
Changes in operating assets and liabilities:
Other assets	499	(782)
Accounts payable and accrued expenses	365	430
Other liabilities	(192)	192
Net cash provided by operating activities	5,882	6,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(697)	(700)
Investment in unconsolidated affiliate	—	(5,250)
Return of capital from unconsolidated affiliate	—	1,825
Net cash used in investing activities	(697)	(4,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	33,000
Loan costs from mortgage notes payable	—	(763)
Proceeds from revolving credit facility	—	19,143
Payment of mortgage principal	(194)	(41,594)
Repurchases of common stock	—	(35)
Cash distributions to noncontrolling interests	(714)	(711)
Cash dividends paid	(1,357)	(1,359)
Net cash (used in) provided by financing activities	(2,265)	7,681
Net increase in cash and cash equivalents	2,920	10,149
Cash and cash equivalents including restricted cash of $3,895 and $3,471, respectively, at the beginning of period	25,070	11,894
Cash and cash equivalents including restricted cash of $4,728 and $3,493, respectively, at the end of period	$27,990	$22,043
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $66 for 2019	$4,215	$4,201
Non-cash expenditures for real estate	$1,391	$1,581
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$478	$—
Cash paid for income taxes	$16	$29

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.48% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2019, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.2 million shares of the Company’s Series B preferred stock.

As of March 31, 2019, the Operating Partnership owned and operated 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed state-of-the-art industrial building in Piscataway, New Jersey.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2018, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 28, 2019, and other public information.

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the three months ended March 31, 2019, there were no redemptions of Company shares and, therefore, no reallocation was required.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Effective 2018, acquisition related costs are capitalized. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.1 million for each of the three months ended March 31, 2019 and 2018.

As of March 31, 2019, above-market and in-place leases of approximately $1.1 million and $10.3 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2018, above-market and in-place leases of approximately $1.1 million and $10.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2019, and December 31, 2018, approximately $4.8 million and $5.0 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2019, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2019 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2019	$423	$1,427
2020	660	1,627
2021	510	1,400
2022	533	1,344
2023	635	1,189
2024	497	903
Thereafter	477	2,442
	$3,735	$10,332

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for the three months ended March 31, 2019. The Company did not record any income or loss from this investment for the three months ended March 31, 2018, as the property owned by the Investee was under development.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at March 31, 2019.

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

Property operating expense recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are included in revenues in the period that the related expenses are incurred.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2019, and December 31, 2018, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2019, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Annual contractual rent of $9.7 million derived from five leases with the City of New York, represents approximately 22% of the Company’s total 2019 contractual rental income.

Stock-Based Compensation:

The Company has a stock-based compensation plan which is described below in Note 5. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date or service-inception date (if it precedes the grant date), based on the fair value of the award. Share-based compensation is expensed at the grant date (for awards or portion of awards that vested immediately), or ratably over the respective vesting periods, determined from the start of the grant date or service-inception date through the date of vesting.

New Accounting Pronouncements:

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize, at the commencement date, a lease liability for all leases with a term greater than 12 months, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new lease accounting permits companies to utilize certain practical expedients in the implementation of the new standard. The Company has elected to utilize a package of three practical expedients together for all leases which includes, (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases; and (iii) not reassessing the amount of capitalized initial direct costs for existing leases. ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that subsequent to adoption, there will be no change in the capitalization of costs as compared to what we have historically capitalized. ASU 2016-02 initially provided for one retrospective transition method for lessors; however, a second transition method was subsequently provided by ASU 2018-11 as described below.

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

ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption was permitted. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. As lessor, the Company has more than sixty (60) leases primarily with industrial tenants and a significant majority of its leases are on a triple-net basis. The Company anticipates that all of its leases will continue to be classified as operating leases and the adoption of ASU 2016-02 will not have a material impact on revenues. The Company has elected to use the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the statement of income. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company has elected to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease with future lease obligations aggregating to approximately $499,000 and $568,000 as of March 31, 2019 and December 31, 2018, respectively. The Company has recorded a right-of-use asset and corresponding right-of use liability at the present value of the remaining minimum rental payments, based upon an incremental borrowing rate of 5.256%, of approximately $541,000 as of January 1, 2019. The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee. However, in the consolidated statement of operations, tenant reimbursements for the prior reporting period have been included in rental income to conform with the presentation for the current reporting period.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of March 31, 2019, under operating leases for the remainder of 2019, the next five years, and thereafter are as follows (in thousands):

Remainder of 2019	$32,938
2020	41,338
2021	36,629
2022	32,363
2023	29,125
2024	23,503
Thereafter	62,697
Total	$258,593

Other Accounting Topics

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements.” These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement – Reporting Comprehensive Income – Overall), 470-50 (Debt – Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity – Overall), 718-740 (Compensation – Stock Compensation – Income Taxes), 805-740 (Business Combinations – Income Taxes), 815-10 (Derivatives and Hedging – Overall), and 820-10 (Fair Value Measurement – Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and are effective upon issuance; however, many of the amendments do not have transition guidance with effective dates for annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting.” These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption was permitted but not earlier than the adoption of Topic 606. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income. There were no acquisitions during the three months ended March 31, 2019 and March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and were applied retrospectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to receive for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 does not apply to the Company’s lease revenues but will apply to reimbursed tenant costs.  Additionally, this guidance modifies disclosures regarding the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year, until fiscal years beginning after December 15, 2017, with early adoption permitted but not before fiscal years beginning after December 31, 2016. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. ASU 2014-09 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company believes that the majority of its revenue falls outside the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company implemented the standard using the modified retrospective approach. However, there was no cumulative effect recognized in retained earnings at the date of application.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2019	December 31, 2018	Maturity
Hartford Accident & Indemnity Company	5.20%	$6,000	$6,000	3/1/2020
People’s United Bank	5.23%	2,151	2,171	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	38,470	38,644	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
	Subtotal	367,221	367,415
	Unamortized loan costs	(5,972)	(6,198)
	Total	$361,249	$361,217

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

Assumption of Loans:

Certain of the Company’s acquired properties were encumbered by certain mortgage indebtedness. Concurrent with the acquisition of these properties, the Company, the Operating Partnership and the entity owners of the properties acquired entered into certain loan assumption and modification documents to facilitate the acquisition of the properties acquired. Below is a summary of the material terms of the arrangement with each lender.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of March 31, 2019, the Company was in compliance with all covenants.

The mortgage notes payable are collateralized by certain of the properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of March 31, 2019, scheduled principal repayments for the remainder of 2019, the next five years and thereafter are as follows (in thousands):

Remainder of 2019	$595
2020	8,825
2021	852
2022	1,157
2023	1,573
2024	16,115
Thereafter	338,104
Total	$367,221

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of March 31, 2019 and December 31, 2018 were $40.0 million for both periods which are considered LIBOR rate loans.

In connection with the Key Bank Credit Agreement, the Operating Partnership is required to comply with certain covenants. As of March 31, 2019, the Operating Partnership was in compliance with all covenants.

5. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of both March 31, 2019, and December 31, 2018, the Company had a total of 13,569,664 shares issued and outstanding.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2019, or December 31, 2018.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2019:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 18, 2019	March 31, 2019	April 12, 2019	$0.09	(1)
March 18, 2019	March 31, 2019	April 15, 2019	$0.10

(1)	This represents a 2018 supplemental dividend.

The total distributions paid in 2019 were the result of cash flows from operations.

Purchase of Securities:

Share Redemption Program

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

Redemptions under the Program are limited to an aggregate of $1 million during any calendar year. Because this limit was met for the 2018 calendar year when the Company redeemed shares on June 5, 2018, the Company did not redeem any shares for the semi-annual period running from period June 1, 2018 to November 30, 2018. The current redemption period runs from December 1, 2018 to May 31, 2019.  Any unsatisfied portions of prior redemption requests received and any redemption requests received during the current semi-annual period will be treated as requests for redemption for the semi-annual period running from December 1, 2018 to May 31, 2019, unless such requests are withdrawn in accordance with the terms of the Program. The share redemption program was temporarily suspended during our issuer tender offer which expired on April 5, 2019, and for ten business days thereafter.

On March 19, 2019, the Company received its annual valuation as of December 31, 2018.  The annual valuation resulted in an adjustment to the redemption price under the Program from $12.92 to $13.58 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 22, 2019, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $13.58 per share will be effective with respect to shares redeemed in the current semi-annual period until such time as the Board determines a new estimated per share Net Asset Value (“NAV”). Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

On January 26, 2018, the Company commenced a self-tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on March 5, 2018. The Program was temporarily suspended during this offer as required by SEC rules. No repurchases of shares were made under the Program during the offer and for ten 10 business days thereafter. Pursuant to the self-tender offer, 5,000 shares were tendered and the Company purchased these shares for $35,000 on March 8, 2018. The suspension of the Program was terminated on March 20, 2018 and thereafter the Company recommenced purchases under the Program.

On February 15, 2019, MacKenzie Badger Acquisition Co. 4, LLC, MPF DeWaay Premier Fund 3, LLC, MPF Northstar Fund, LP, MPF Northstar Fund 2, LP and Mackenzie Capital Management, LP commenced a tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 22, 2019. The Company has not been made aware of any shares that were tendered pursuant to the tender offer.

On February 15, 2019, the Company commenced a self-tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $8.50 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on April 5, 2019. The Program was temporarily suspended during this offer as required by Securities and Exchange Commission (“SEC”) Rules. No repurchases were made under the Program during the offer and for ten (10) business days thereafter. Pursuant to the self-tender offer, 37,910 shares were tendered and the Company purchased these shares for $322,235 on April 9, 2019. The suspension of the Program was terminated on April 22, 2019, and thereafter the Company recommenced purchases under the Program.

Stock Based Compensation:

The Company had a 2007 Incentive Award Plan (the “2007 Plan”) that had the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2007 Plan provided for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may have been awarded under the 2007 Plan was 1,000,000 shares. The 2007 Plan expired by its terms on June 11, 2017.

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of March 31, 2019, the Company had 1,942,062 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors and vested immediately and 200,000 options were granted to key officers of the Company and had a three-year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. On November 8, 2016, 200,000 options were granted to key officers of the Company and had a three-year vesting period. In 2017, 200,000 options were exercised. All options expire ten years from the date of grant. For both the three months ended March 31, 2019 and 2018, the stock compensation expense relating to these stock options was approximately $27,000.

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
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options

The Board of Directors has determined the value of a share of common stock to be $11.60 based on a valuation completed on March 20, 2019, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For both the three months ended March 31, 2019 and 2018, the Company’s total stock compensation expense was approximately $88,000. As of March 31, 2019, there was approximately $485,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

As of March 31, 2019, there were 210,000 stock options that are outstanding, 143,332 of which are exercisable, and 500,725 shares of restricted stock are outstanding, of which 458,236 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2018	48,135	$11.35
Vested	(5,646)	$10.97
Non-vested shares outstanding as of March 31, 2019	42,489	$11.41

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of March 31, 2019:

Non-vested Shares Amortization Schedule	Number of Shares
Remainder of 2019	11,606
2020	10,510
2021	6,770
2022	4,886
2023	3,625
2024	2,553
Thereafter	2,539
Total Non-vested Shares	42,489

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,087 and 21,897 common share equivalents in the three months ended March 31, 2019 and 2018, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended
	March 31
	2019	2018
Numerator:
Net income attributable to common stockholders	$1,101	$2,434
Denominator:
Weighted average common shares outstanding – basic	13,569,664	13,592,792
Weighted average common shares outstanding – diluted	13,590,751	13,614,689
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.08	$0.18

7. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties.  In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000.  In January 2014, the new tenant expanded further which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand by an additional 35,000 square feet which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000.  In November 2018, the tenant concluded negotiations to expand by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, NY, are leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. This lease agreement expires in 2020 and has a current annual base rent of $279,000 with aggregate lease payments totaling $1.8 million.

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2019, and December 31, 2018, the remaining liability was approximately $1.1 million, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of March 31, 2019, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and secured revolving credit facility approximated their carrying value because of their short-term nature. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$23,262	$23,262	$21,175	$21,175
Restricted cash	4,728	4,728	3,895	3,895
Accounts receivable	172	172	415	415
Financial liabilities:
Accounts payable and accrued expenses	$5,065	$5,065	$4,417	$4,417
Secured revolving credit facility	40,000	40,000	40,000	40,000
Mortgage notes payable	367,221	364,577	367,415	358,949
Pension withdrawal liability	1,048	1,050	1,065	1,054

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2019, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of March 31, 2019, our properties were 93% leased to 62 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2018, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2019, there were no material changes to these policies.

Recent Developments:

Tender Offers:

On February 15, 2019, MacKenzie Badger Acquisition Co. 4, LLC, MPF DeWaay Premier Fund 3, LLC, MPF Northstar Fund, LP, MPF Northstar Fund 2, LP and Mackenzie Capital Management, LP commenced a tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 22, 2019. The Company has not been made aware of any shares that were tendered pursuant to the tender offer.

On February 15, 2019, the Company commenced a self-tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $8.50 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on April 5, 2019. The share redemption program ( the “Program”) was temporarily suspended during this offer as required by Securities and Exchange Commission (“SEC”) Rules. No repurchases were made under the Program during the offer and for ten (10) business days thereafter. Pursuant to the self-tender offer, 37,910 shares were tendered and the Company purchased these shares for $322,235 on April 9, 2019. The suspension of the Program was terminated on April 22, 2019, and thereafter the Company recommenced purchases under the Program.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2019	2018	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$14,160	$14,398	$(238)	-2%
Total revenues	14,160	14,398	(238)	-2%
Operating Expenses:
Property operating expenses	3,069	3,277	(208)	-6%
General and administrative	1,836	1,848	(12)	-1%
Depreciation and amortization	3,284	3,644	(360)	-10%
Total operating expenses	8,189	8,769	(580)	-7%
Operating income	5,971	5,629	342	6%
Interest expense	(4,476)	(4,526)	(50)	-1%
Equity in income of unconsolidated affiliate	77	2,458	(2,381)	97%
Other income	55	60	(5)	-8%
Net income from operations	1,627	3,621	(1,994)	-55%
Less: Net income attributable to noncontrolling interest	526	1,187	(661)	-56%
Net income attributable to common stockholders	$1,101	$2,434	$(1,333)	-55%

Revenues

Total revenues decreased $0.2 million, or 2%, to $14.2 million for the three months ended March 31, 2019 from $14.4 million for the three months ended March 31, 2018. The decrease is primarily due to decreased rental income resulting from the sale of one property in July 2018.

Operating Expenses

Operating expenses of $8.2 million for the three months ended March 31, 2019 decreased $0.6 million, or 7%, from $8.8 million for the three months ended March 31, 2018. The decrease is mainly attributable to a decrease in depreciation and amortization from to the sale of one property in July 2018 and a decrease in property operating expenses.

Interest Expense

Interest expense decreased less than $0.1 million, or 1%, to approximately $4.4 million for the three months ended March 31, 2019 from $4.5 million for the three months ended March 31, 2018. The decrease is primarily due to a decrease in outstanding mortgage principal as of March 31, 2019 compared to March 31, 2018.

Equity in income of unconsolidated affiliate

         Equity in income of unconsolidated affiliate decreased $2.4 million, or 97%, to $0.1 million for the three months ended March 31, 2019 from $2.5 million for the three months ended March 31, 2018. The decrease is mainly attributable to the realized gain in February 2018 from the sale of a property attributable to the Company’s investment in Garden 1101.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of property operating expenses (which include real estate taxes, repairs and maintenance, insurance, utilities), general and administrative expenses (which include compensation costs, office expenses, professional fees and other administrative expenses), leasing and acquisition costs (which include third-party costs paid to brokers and consultants), and principal payments and interest expense on our mortgage loans.

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

Our available liquidity at March 31, 2019 was approximately $33.2 million, consisting of cash and cash equivalents of $23.2 million and $10.0 million from our Key Bank secured revolving credit facility. As of March 31, 2019, the Company had $40.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Operating Activities

Net cash provided by operating activities was $5.9 million for the three months ended March 31, 2019. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $5.1 million, (ii) distribution from unconsolidated affiliate of $0.1 million, (iii) a decrease in other assets of $0.5 million, and (iv) an increase in accounts payable and accrued expenses of $0.4 million, partially offset by (v) an increase in other liabilities of $0.2 million.  Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2018. For the 2018 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in Company’s unconsolidated affiliate of approximately $4.9 million, (ii) proceeds from the sale of unconsolidated affiliate of $1.8 million, (iii) an increase in accounts payable and other expenses of $0.4 million, and (iv) an increase in other liabilities of $0.2 million, partially offset by (v) an increase in other assets of $0.7 million.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2019. Cash used in investing activities resulted from property improvements of $0.7 million. Net cash used in investing activities was $4.1 million for the three months ended March 31, 2018. For the 2018 period, cash used in investing activities resulted from (i) property improvements of $0.7 million and (ii) an investment in a joint venture of $5.2 million, partially offset by (iii) a return of capital from an unconsolidated affiliate of $1.8 million.

Financing Activities

Net cash used in financing activities was $2.3 million for the three months ended March 31, 2019.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.2 million, (ii) payment of the Company’s quarterly dividend of $1.4 million, and (iii) distributions to non-controlling interests of $0.7 million. Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2018. For the 2018 period, cash provided by financing activities resulted from (i) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million, and (ii) proceeds from the Company’s revolving credit facility with Key Bank of $19.1 million, partially offset by (iii) the payment of mortgage principal of $41.6 million, including the remaining balance of a mortgage loan of $26.4 million from Genworth Life Insurance Company, (iv)   payment of the Company’s quarterly dividend of $1.3 million, (v) distributions to non-controlling interests of $0.7 million, and (vi) loan costs of $0.8 million.

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

Adjusted EBITDAre allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, acquisition costs have been excluded from Adjusted EBITDAre in order to assist with measuring core real estate operating performance.

The reconciliation of net income attributable to our common stockholders to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2019 and 2018, is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to common stockholders	$1,101	$2,434
Depreciation	1,607	1,798
Amortization of intangible assets and deferred costs	650	702
Interest expense	2,759	2,781
Gain on sale of property from limited partnership	—	(1,613)
EBITDAre	6,117	6,102
Acquisition/Transaction costs	—	—
Adjusted EBITDAre	$6,117	$6,102

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income (loss) and net cash provided by operating activities. Management has adopted the definition suggested by NAREIT and defines FFO to mean net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets, excluding impairment write-downs of certain real estate assets, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expense which may not be immediately apparent from net income.

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from the sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding certain income and expense items such as straight-lined rent, mark to market debt adjustments, financing costs, our realized gain on limited partnership investment, and the amortization of stock compensation, which are not indicative of the results of our operating portfolio.

However, FFO and AFFO:

•

do not represent cash flows from operating activities in accordance with GAAP, which unlike FFO and AFFO, generally reflect all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by GAAP; and
•	should not be considered alternatives to net income as indications of our performance.

FFO and AFFO may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2019 and 2018 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to common stockholders	$1,101	$2,434
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,592	1,783
Gain on sale of property from limited partnership	—	(1,613)
Amortization of intangibles and deferred costs	474	510
Funds From Operations (“FFO”), as defined by NAREIT	3,167	3,114
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	38	(92)
Amortization of debt mark-to-market adjustments and financing costs	176	192
Realized gain on limited partnership investment	(50)	—
Amortization of stock compensation	74	74
AFFO, as defined by GTJ REIT, Inc.	$3,405	$3,288

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of March 31, 2019, the remaining liability of this obligation was approximately $1.1 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31, 2019, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 250 basis points to 300 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  As of March 31, 2019, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

During the three months ended March 31, 2019, there have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company’s filings, the Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended March 31, 2019. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: May 10, 2019	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2019	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)