Form 10-Q
period 2019-06-30
GTJ REIT, INC.
filed 2019-08-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,537,856 shares of common stock as of August 6, 2019.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	298,243	297,152
Total real estate, at cost	495,988	494,897
Less: accumulated depreciation and amortization	(60,181)	(55,401)
Net real estate held for investment	435,807	439,496
Cash and cash equivalents	20,200	21,175
Restricted cash	4,754	3,895
Rental income in excess of amount billed	15,463	15,520
Acquired lease intangible assets, net	10,808	11,982
Investment in unconsolidated affiliate	4,508	5,255
Other assets	10,400	10,047
Total assets	$501,940	$507,370
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,279	$361,217
Secured revolving credit facility	40,000	40,000
Accounts payable and accrued expenses	2,947	4,417
Dividends payable	1,354	1,357
Acquired lease intangible liabilities, net	4,557	4,994
Other liabilities	6,065	5,670
Total liabilities	416,202	417,655
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,537,856 and 13,569,664 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	160,104	161,219
Distributions in excess of net income	(109,746)	(107,730)
Total stockholders’ equity	50,359	53,490
Noncontrolling interest	35,379	36,225
Total equity	85,738	89,715
Total liabilities and equity	$501,940	$507,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$13,974	$14,296	$28,134	$28,694
Total revenues	13,974	14,296	28,134	28,694
Operating Expenses:
Property operating expenses	2,824	2,930	5,893	6,207
General and administrative	2,355	2,073	4,191	3,921
Depreciation and amortization	3,182	3,579	6,466	7,223
Total operating expenses	8,361	8,582	16,550	17,351
Operating income	5,613	5,714	11,584	11,343
Interest expense	(4,550)	(4,728)	(9,026)	(9,254)
Equity in income of unconsolidated affiliate	85	-	162	2,458
Other income (expense)	53	(9)	108	51
Net income from operations	1,201	977	2,828	4,598
Less: Net income attributable to noncontrolling interest	386	312	912	1,499
Net income attributable to common stockholders	$815	$665	$1,916	$3,099
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.06	$0.05	$0.14	$0.23
Weighted average common shares outstanding – basic	13,536,021	13,581,655	13,552,750	13,587,192
Weighted average common shares outstanding – diluted	13,557,108	13,603,552	13,573,837	13,609,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2019	$—	13,569,664	$1	$161,219	$(107,730)	$53,490	$36,225	$89,715
Common stock dividends	—	—	—	—	(2,578)	(2,578)	—	(2,578)
Stock-based compensation	—	—	—	88	—	88	—	88
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,357)	(1,357)
Net income from operations	—	—	—	—	1,101	1,101	526	1,627
Balance at March 31, 2019	$—	13,569,664	$1	$161,307	$(109,207)	$52,101	$35,394	$87,495
Common stock dividends	—	—	—	—	(1,354)	(1,354)	—	(1,354)
Repurchases - common stock	—	(111,547)	—	(1,322)	—	(1,322)	—	(1,322)
Stock-based compensation	—	—	—	436	—	436	—	436
Issuance of shares	—	79,739	—	—	—	—	—	—
Retirement of shares	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(718)	(718)
Net income from operations	—	—	—	—	815	815	386	1,201
Reallocation of equity	—	—	—	(317)	—	(317)	317	—
Balance at June 30, 2019	$—	13,537,856	$1	$160,104	$(109,746)	$50,359	$35,379	$85,738

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2018	$—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586
Common stock dividends	—	—	—	—	(2,446)	(2,446)	—	(2,446)
Repurchases - common stock	—	—	—	(35)	—	(35)	—	(35)
Stock-based compensation	—	—	—	88	—	88	—	88
Retirement of shares	—	(5,000)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,280)	(1,280)
Net income from operations	—	—	—	—	2,434	2,434	1,187	3,621
Reallocation of equity	—	—	—	(14)	—	(14)	14	—
Balance at March 31, 2018	$—	13,589,125	$1	$161,851	$(103,037)	$58,815	$38,719	$97,534
Common stock dividends	—	—	—	—	(1,357)	(1,357)	—	(1,357)
Repurchases - common stock	—	(77,399)	—	(1,000)	—	(1,000)	—	(1,000)
Issuance of shares	—	57,938	—	—	—	—	—	—
Stock-based compensation	—	—	—	425	—	425	—	425
Retirement of shares	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(714)	(714)
Net income from operations	—	—	—	—	665	665	312	977
Reallocation of equity	—	—	—	(217)	—	(217)	217	—
Balance at June 30, 2018	$—	13,569,664	$1	$161,059	$(103,729)	$57,331	$38,534	$95,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$2,828	$4,598
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	4,841	5,438
Amortization of intangible assets and deferred charges	1,932	2,058
Stock-based compensation	524	513
Rental income in excess of amount billed	66	(341)
Distributions from unconsolidated affiliate	166	—
Income from equity investment in unconsolidated affiliate	(162)	(2,458)
Proceeds from sale of property from unconsolidated affiliate	—	1,842
Changes in operating assets and liabilities:		—
Other assets	207	(588)
Accounts payable and accrued expenses	(628)	(777)
Other liabilities	(19)	(1,172)
Net cash provided by operating activities	9,755	9,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(2,896)	(3,097)
Investment in unconsolidated affiliate	—	(5,250)
Return of capital from unconsolidated affiliate	743	1,825
Net cash used in investing activities	(2,153)	(6,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	33,000
Loan costs from mortgage notes payable	—	(781)
Proceeds from revolving credit facility	—	19,143
Payment of mortgage principal	(390)	(41,726)
Repurchases of common stock	(1,322)	(1,035)
Cash distributions to noncontrolling interests	(2,071)	(1,991)
Cash dividends paid	(3,935)	(3,805)
Net cash (used in) provided by financing activities	(7,718)	2,805
Net (decrease) increase in cash and cash equivalents	(116)	5,396
Cash and cash equivalents including restricted cash of $3,895 and $3,471, respectively, at the beginning of period	25,070	11,894
Cash and cash equivalents including restricted cash of $4,754 and $3,945, respectively, at the end of period	$24,954	$17,290
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $62 for 2019 and $0 for 2018	$8,499	$8,581
Non-cash expenditures for real estate	$266	$951
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$415	$—
Cash paid for income taxes	$16	$42

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2019, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.3 million shares of the Company’s Series B preferred stock.

As of June 30, 2019, the Operating Partnership owned and operated 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed state-of-the-art industrial building in Piscataway, New Jersey.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the six months ended June 30, 2019, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.3 million.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. Effective 2018, acquisition related costs are capitalized. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million for each of the six months ended June 30, 2019 and 2018.

As of June 30, 2019, above-market and in-place leases of approximately $1.0 million and $9.8 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2018, above-market and in-place leases of approximately $1.1 million and $10.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2019, and December 31, 2018, approximately $4.6 million and $5.0 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2019, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2019 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2019	$285	$943
2020	660	1,627
2021	510	1,400
2022	533	1,344
2023	635	1,189
2024	497	903
Thereafter	477	2,442
	$3,597	$9,848

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of approximately $0.1 million from this investment for the six months ended June 30, 2019. The Company did not record any income or loss from this investment for the six months ended June 30, 2018, as the property owned by the Investee was under development.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at June 30, 2019.

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

Restricted Cash:

Restricted cash includes a construction bond and reserves used to pay real estate taxes, repairs, leasing costs and capital improvements. Restricted cash for prior periods included an additional reserve to pay for insurance costs.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2019, and December 31, 2018, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2019, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

In December 2018, the FASB issued ASU No. 2018-20, “Leases, (Topic 842): Narrow-Scope Improvements for Lessors”. These amendments clarify or simplify certain narrow aspects of ASC 842 for lessors. This ASU modifies ASU No. 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (the accounting policy election includes sales, use, value added, and some excise taxes but excludes real estate taxes). The Company has elected not to evaluate whether the aforementioned costs are lessor or lessee costs. This ASU also provides that certain lessor costs require lessors to exclude from variable payments, and therefore revenue, specifically lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The adoption of ASU 2018-20 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption was permitted. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. As lessor, the Company has more than sixty (60) leases primarily with industrial tenants and a significant majority of its leases are on a triple-net basis. The Company anticipates that all of its leases will continue to be classified as operating leases and the adoption of ASU 2016-02 will not have a material impact on revenues. The Company has elected to use the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the statement of income. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company has elected to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease with future lease obligations aggregating to approximately $431,000 and $568,000 as of June 30, 2019 and December 31, 2018, respectively. The Company has recorded a right-of-use asset and corresponding right-of use liability at the present value of the remaining minimum rental payments, based upon an incremental borrowing rate of 5.256%, as of January 1, 2019. The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee. However, in the consolidated statement of operations, tenant reimbursements for the prior reporting period have been included in rental income to conform with the presentation for the current reporting period.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2019, under operating leases for the remainder of 2019, the next five years, and thereafter are as follows (in thousands):

Remainder of 2019	$22,273
2020	42,300
2021	37,615
2022	33,373
2023	30,161
2024	23,938
Thereafter	62,697
Total	$252,357

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income. There were no acquisitions during the six months ended June 30, 2019 and June 30, 2018.

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

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2019	December 31, 2018	Maturity
Hartford Accident & Indemnity Company	5.20%	$6,000	$6,000	3/1/2020
People’s United Bank	5.23%	2,131	2,171	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	38,294	38,644	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
	Subtotal	367,025	367,415
	Unamortized loan costs	(5,746)	(6,198)
	Total	$361,279	$361,217

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

The AIG Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest-only payments at the rate of 4.05% per annum. During the period from April 1, 2015, to February 1, 2025, payments of interest-only will be payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Operating Partnership’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on the Loan Closing Date (the “AIG Notes”). The AIG Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut.

Allstate Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it required interest-only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule with a balloon payment of $33.8 million due at maturity.

United States Life Insurance Company Loan Agreement:

On December 20, 2017 (the “Closing Date”), four wholly owned subsidiaries of the Operating Partnership (collectively, the “U.S. Life Borrowers”) entered in a loan agreement (the “U.S. Life Loan Agreement”) with the United States Life Insurance Company in the City of New York (the “Lender”).

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest-only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S Life Borrowers may prepay the outstanding loan amount in whole on or after January 1, 2023, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the Note.  The U.S Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility.  The U.S. Life Borrowers’ obligation to pay the principal, interest and other amounts under the Loan Facility are evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “Note”). The Note is secured by certain mortgages encumbering the U.S Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware.  In the event of default, the initial rate of interest on the Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws.  The Note contains other terms and provisions that are customary for instruments of this nature.  Approximately $37.5 million from the loan proceeds were used to reduce the Company’s obligation under its secured revolving credit facility with Key Bank.

United States Life Insurance Company Loan Agreement:

On March 21, 2018, four wholly owned subsidiaries of the Operating Partnership refinanced the current outstanding debt on certain properties by entering into a loan agreement with the United States Life Insurance Company in the City of New York. The loan agreement provides for a secured loan facility in the principal amount of $33.0 million. The loan facility is a ten-year term loan that requires interest-only payments at the rate of 4.25% per annum on the principal balance for the first five years of the term and principal and interest payments (amortized over a 30-year period) during the second five years of the term. The remaining principal balance of $30.0 million is due and payable on April 1, 2028, the loan maturity date. The Company used a portion of the proceeds from the loan facility to repay the remaining balance of a mortgage loan from Genworth Life Insurance Company.

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

People’s United Bank Loan:

Wu/LH 15 Progress Drive L.L.C., a wholly owned subsidiary of the Operating Partnership, entered into a $2.7 million mortgage loan on September 30, 2010. The loan is secured by the properties located at 15 Progress Road and 30 Commerce Drive, Shelton, Connecticut and bears interest at a rate of 5.23%. The Operating Partnership is required to make monthly payments of principal and interest until the loan matures on October 1, 2020. The obligations under this loan agreement are also guaranteed by GTJ REIT.

In connection with the loan agreements, the Company is required to comply with certain covenants. As of June 30, 2019, the Company was in compliance with all covenants.

The mortgage notes payable are collateralized by certain properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of June 30, 2019, scheduled principal repayments for the remainder of 2019, the next five years and thereafter are as follows (in thousands):

Remainder of 2019	$399
2020	8,825
2021	852
2022	1,157
2023	1,573
2024	16,115
Thereafter	338,104
Total	$367,025

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

Loans drawn down by the Operating Partnership under the facility will need to specify, at the Operating Partnership’s option, whether they are base-rate loans or LIBOR-rate loans. The base-rate loans initially bore a base rate of interest calculated as the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps). The LIBOR-rate loans initially bore interest at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility will be evidenced by separate promissory note(s). The Operating Partnership agreed to pay to Key Bank a facility unused fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank has the right to reduce the amount of loan commitments under the facility provided that, among other things, they give an advance written notice of such reductions and that in no event the total commitment under the facility is less than $25.0 million. The Operating Partnership may at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan will then bear interest as a base rate loan or a LIBOR rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Operating Partnership may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, will also be evidenced by separate promissory note(s).

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of June 30, 2019 and December 31, 2018 were $40.0 million for both periods which are considered LIBOR rate loans.

In connection with the Key Bank Credit Agreement, the Operating Partnership is required to comply with certain covenants. As of June 30, 2019, the Operating Partnership was in compliance with all covenants.

5. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2019, and December 31, 2018, the Company had a total of 13,537,856 and 13,569,664 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2019, or December 31, 2018.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2019:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 18, 2019	March 31, 2019	April 12, 2019	$0.09	(1)
March 18, 2019	March 31, 2019	April 15, 2019	$0.10
June 5, 2019	June 30, 2019	July 12, 2019	$0.10

(1)	This represents a 2018 supplemental dividend.

The cash flows from operations was sufficient to pay the dividends declared and paid to date in 2019.

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

Pursuant to the Program, on June 5, 2019, the Company redeemed 73,637 Shares at a redemption price of $13.58 per Share, for aggregate consideration of $999,990.46.

     The Company received redemption requests during each of 2017, 2018 and 2019 exceeding the Program’s $1 million per year limit.  As a result, the Company was unable to purchase all Shares presented for redemption.  The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program.  The Company treats any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.

Redemptions under the Program are limited to an aggregate of $1 million during any calendar year. Because this limit was met for the 2019 calendar year when the Company redeemed shares on June 5, 2019, the Company will not redeem any shares for the current semi-annual period running from June 1, 2019 to November 30, 2019. The Company will resume redemptions under the Program for the semi-annual period running from December 1, 2019 to May 31, 2020. Any unsatisfied portions of redemption requests received during the most recently completed semi-annual period and any redemption requests received during the current semi-annual period will be treated as requests for redemption for the semi-annual period running from December 1, 2019 to May 31, 2020, unless such requests are withdrawn in accordance with the terms of the Program.

On March 19, 2019, the Company received its annual valuation as of December 31, 2018.  The annual valuation resulted in an adjustment to the redemption price under the Program from $12.92 to $13.58 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 22, 2019, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $13.58 per share will be effective until such time as the Board determines a new estimated per share Net Asset Value (“NAV”). Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

On January 26, 2018, the Company commenced a self-tender offer to purchase up to 750,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on March 5, 2018. The Program was temporarily suspended during this offer as required by SEC rules. No repurchases of shares were made under the Program during the offer and for ten (10) business days thereafter. Pursuant to the self-tender offer, 5,000 shares were tendered and the Company purchased these shares for $35,000 on March 8, 2018. The suspension of the Program was terminated on March 20, 2018 and thereafter the Company recommenced purchases under the Program.

On February 15, 2019, MacKenzie Badger Acquisition Co. 4, LLC, MPF DeWaay Premier Fund 3, LLC, MPF Northstar Fund, LP, MPF Northstar Fund 2, LP and Mackenzie Capital Management, LP commenced a tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 22, 2019. No shares were tendered pursuant to the tender offer.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of June 30, 2019, the Company had 1,862,323 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On February 7, 2008, 55,000 options were granted to non-employee directors which vested immediately and 200,000 options were granted to key officers of the Company which had a three-year vesting period. On June 9, 2011, the Company granted 10,000 options to a non-employee director which vested immediately. In 2017, the 200,000 options granted to key officers of the Company were exercised. The 55,000 options granted to non-employee directors expired in 2018.

On November 8, 2016, 200,000 non-qualified stock options were granted to key officers of the Company and had a three-year vesting period. For this grant, the exercise price was $10.40 per share and was equal to the value per share based upon a valuation of the shares conducted by an independent third party for the purpose of valuing shares of the Company’s common stock.  The fair value of these stock options was based upon the Black-Scholes option pricing model, calculated at the grant date.

All options expire ten years from the date of grant. For both the six months ended June 30, 2019 and 2018, the stock compensation expense relating to these stock options was approximately $55,000.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
(1)	Shares issued to non-management members of the Board of Directors.
(2)	Shares issued to certain executives of the Company.
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options.

The Board of Directors has determined the value of a share of common stock to be $11.60 based on a valuation completed on March 20, 2019, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the six months ended June 30, 2019 and 2018, the Company’s total stock compensation expense was approximately $524,000 and $513,000, respectively. As of June 30, 2019, there was approximately $1,001,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2019, there were 210,000 stock options that are outstanding, 143,332 of which are exercisable, and 580,464 shares of restricted stock are outstanding, of which 493,655 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2018	48,135	$11.35
New shares issued through June 30, 2019	79,739	$11.60
Vested	(41,065)	$11.47
Non-vested shares outstanding as of June 30, 2019	86,809	$11.53

The following is an amortization schedule of the total unamortized shares of restricted stock outstanding as of June 30, 2019:

Non-vested Shares Amortization Schedule	Number of Shares
Remainder of 2019	14,503
2020	22,478
2021	15,368
2022	11,389
2023	8,571
2024	6,266
Thereafter	8,234
Total Non-vested Shares	86,809

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,087 and 21,897 common share equivalents in the six months ended June 30, 2019 and 2018, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$815	$665	$1,916	$3,099
Denominator:
Weighted average common shares outstanding – basic	13,536,021	13,581,655	13,552,750	13,587,192
Weighted average common shares outstanding – diluted	13,557,108	13,603,552	13,573,837	13,609,089
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.06	$0.05	$0.14	$0.23

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2019 and December 31, 2018, the remaining liability was approximately $1.0 and $1.1 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of June 30, 2019, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, dividends payable and secured revolving credit facility approximated their carrying value because of their short-term nature. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$20,200	$20,200	$21,175	$21,175
Restricted cash	4,754	4,754	3,895	3,895
Accounts receivable	268	268	415	415
Financial liabilities:
Accounts payable and accrued expenses	$2,947	$2,947	$4,417	$4,417
Secured revolving credit facility	40,000	40,000	40,000	40,000
Mortgage notes payable	367,025	372,486	367,415	358,949
Dividends payable	1,354	1,354	1,357	1,357
Pension withdrawal liability	1,031	1,051	1,065	1,054

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2019, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of June 30, 2019, our properties were 93% leased to 62 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2018, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2019, there were no material changes to these policies.

Recent Developments:

Tender Offers:

On February 15, 2019, MacKenzie Badger Acquisition Co. 4, LLC, MPF DeWaay Premier Fund 3, LLC, MPF Northstar Fund, LP, MPF Northstar Fund 2, LP and Mackenzie Capital Management, LP commenced a tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $7.00 per share. The offer and withdrawal rights expired at 11:59 p.m., Pacific Time, on March 22, 2019. No shares were tendered pursuant to the tender offer.

On February 15, 2019, the Company commenced a self-tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $8.50 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on April 5, 2019. The share redemption program ( the “Program”) was temporarily suspended during this offer as required by SEC rules. No repurchases were made under the Program during the offer and for ten (10) business days thereafter. Pursuant to the self-tender offer, 37,910 shares were tendered and the Company purchased these shares for $322,235 on April 9, 2019. The suspension of the Program was terminated on April 22, 2019, and thereafter the Company recommenced purchases under the Program.

Financial Condition and Results of Operations:

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$13,974	$14,296	$(322)	-2%
Total revenues	13,974	14,296	(322)	-2%
Operating Expenses:
Property operating expenses	2,824	2,930	(106)	-4%
General and administrative	2,355	2,073	282	14%
Depreciation and amortization	3,182	3,579	(397)	-11%
Total operating expenses	8,361	8,582	(221)	-3%
Operating income	5,613	5,714	(101)	-2%
Interest expense	(4,550)	(4,728)	(178)	-4%
Equity in income of unconsolidated affiliate	85	-	85	100%
Other income	53	(9)	62	-687%
Net income from operations	1,201	977	224	23%
Less: Net income attributable to noncontrolling interest	386	312	74	24%
Net income attributable to common stockholders	$815	$665	$150	23%

Revenues

Total revenues decreased $0.3 million, or 2%, to $14.0 million for the three months ended June 30, 2019 from $14.3 million for the three months ended June 30, 2018. The decrease is primarily due to decreased rental income resulting from the sale of one property in July 2018.

Operating Expenses

Operating expenses of $8.4 million for the three months ended June 30, 2019 decreased $0.2 million, or 3%, from $8.6 million for the three months ended June 30, 2018. The decrease is mainly attributable to a decrease in depreciation and amortization from the sale of one property in July 2018 and a decrease in property operating expenses, partially offset by an increase in general and administrative expenses for employee payroll and benefits.

Interest Expense

Interest expense decreased $0.2 million, or 4%, to approximately $4.5 million for the three months ended June 30, 2019 from $4.7 million for the three months ended June 30, 2018. The decrease is primarily due to a decrease in outstanding mortgage principal as of June 30, 2019 compared to June 30, 2018.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$28,134	$28,694	$(560)	-2%
Total revenues	28,134	28,694	(560)	-2%
Operating Expenses:
Property operating expenses	5,893	6,207	(314)	-5%
General and administrative	4,191	3,921	270	7%
Depreciation and amortization	6,466	7,223	(757)	-10%
Total operating expenses	16,550	17,351	(801)	-5%
Operating income	11,585	11,343	241	2%
Interest expense	(9,026)	(9,254)	(228)	-2%
Equity in income of unconsolidated affiliate	162	2,458	(2,296)	-93%
Other income	108	51	57	112%
Net income from operations	2,828	4,598	(1,770)	-38%
Less: Net income attributable to noncontrolling interest	912	1,499	(587)	-39%
Net income attributable to common stockholders	$1,916	$3,099	$(1,183)	-38%

Revenues

Total revenues decreased $0.6 million, or 2%, to $28.1 million for the six months ended June 30, 2019 from $28.7 million for the six months ended June 30, 2018. The decrease is primarily due to decreased rental income resulting from the sale of one property in July 2018.

Operating Expenses

Operating expenses of $16.6 million for the six months ended June 30, 2019 decreased $0.8 million, or 5%, from $17.4 million for the six months ended June 30, 2018. The decrease is mainly attributable to a decrease in depreciation and amortization from the sale of one property in July 2018 and a decrease in property operating expenses, partially offset by an increase in general and administrative expenses for employee payroll and benefits.

Interest Expense

Interest expense decreased $0.2 million, or 2%, to $9.0 million for the six months ended June 30, 2019 from approximately $9.2 million for the six months ended June 30, 2018. The decrease is primarily due to a decrease in outstanding mortgage principal as of June 30, 2019 compared to June 30, 2018.

Equity in income of unconsolidated affiliate

         Equity in income of unconsolidated affiliate decreased $2.3 million, or 93%, to $0.2 million for the six months ended June 30, 2019 from $2.5 million for the six months ended June 30, 2018. The decrease is mainly attributable to the realized gain in February 2018 from the sale of a property attributable to the Company’s investment in Garden 1101.

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

Our available liquidity at June 30, 2019 was approximately $30.2 million, consisting of cash and cash equivalents of $20.2 million and $10.0 million from our Key Bank secured revolving credit facility. As of June 30, 2019, the Company had $40.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Operating Activities

Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2019. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $10.0 million, (ii) distribution from unconsolidated affiliate of $0.2 million, (iii) a decrease in other assets of $0.2 million, partially offset by (iv) an increase in accounts payable and accrued expenses of $0.6 million.  Net cash provided by operating activities was $9.1 million for the six months ended June 30, 2018. For the 2018 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of approximately $9.8 million, (ii) proceeds from the sale of unconsolidated affiliate of $1.8 million, partially offset by (iii) an increase in other assets of $0.6 million, (iv) a decrease in accounts payable and accrued expenses of $0.8 million and (v) a decrease in other liabilities of $1.1 million.

Investing Activities

Net cash used in investing activities was $2.2 million for the six months ended June 30, 2019. Cash used in investing activities resulted from (i) property improvements of $2.9 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.7 million. Net cash used in investing activities was $6.5 million for the six months ended June 30, 2018. For the 2018 period, cash used in investing activities resulted from (i) property improvements of $3.1 million and (ii) an investment in a joint venture of $5.2 million, partially offset by (iii) a return of capital from an unconsolidated affiliate of $1.8 million.

Financing Activities

Net cash used in financing activities was $7.7 million for the six months ended June 30, 2019.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.4 million, (ii) payment of the Company’s fourth quarter 2018 dividend, 2018 supplemental dividend and 2019 first quarter dividend totaling $3.9 million, (iii) distributions to non-controlling interests of $2.1 million and (iv) repurchases of the Company’s common stock of $1.3 million. Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2018. For the 2018 period, cash provided by financing activities resulted from (i) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million, and (ii) proceeds from the Company’s revolving credit facility with Key Bank of $19.1 million, partially offset by (iii) the payment of mortgage principal of $41.7 million, including the remaining balance of a mortgage loan of $26.4 million from Genworth Life Insurance Company, (iv) payment of the Company’s fourth quarter 2017 dividend, 2017 supplemental dividend and 2018 first quarter dividend totaling $3.8 million, (v) distributions to non-controlling interests of $2.0 million, (vi) loan costs of $0.8 million and (vii) repurchases of the Company’s common stock of $1.0 million.

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

The reconciliation of net income attributable to our common stockholders to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2019 and 2018, is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$815	$665	$1,916	$3,099
Depreciation	1,571	1,779	3,173	3,573
Amortization of intangible assets and deferred costs	614	648	1,262	1,348
Interest expense	2,799	2,933	5,551	5,709
Gain on sale of property from limited partnership	—	—	—	(1,610)
EBITDAre	5,799	6,025	11,902	12,119
Acquisition/Transaction costs	—	—	—	—
Adjusted EBITDAre	$5,799	$6,025	$11,902	$12,119

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$815	$665	$1,916	$3,099
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,582	1,764	3,170	3,544
Gain on sale of property from limited partnership	—	—	—	(1,610)
Amortization of intangibles and deferred costs	444	480	917	988
Funds From Operations (“FFO”), as defined by NAREIT	2,841	2,909	6,003	6,021
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(39)	(131)	(1)	(223)
Amortization of debt mark-to-market adjustments and financing costs	176	168	351	360
Realized gain on limited partnership investment	(56)	—	(106)	—
Amortization of stock compensation	236	230	310	304
AFFO, as defined by GTJ REIT, Inc.	$3,158	$3,176	$6,557	$6,462

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2019, the remaining liability of this obligation was approximately $1.1 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2019, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million that bears interest at (i) LIBOR plus 250 basis points to 300 basis points, depending upon the Company’s leverage ratio as defined in the Key Bank Credit Agreement or (ii) a base rate plus an applicable margin as defined in the Key Bank Credit Agreement.  As of June 30, 2019, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

During the six months ended June 30, 2019, there have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company’s purchase of 73,637 shares for $999,990 pursuant to its Share Redemption Program and the Company’s purchase of 37,910 shares for $322,235 pursuant to its self-tender offer and as previously reported in the Company’s filings, the Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended June 30, 2019. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: August 9, 2019	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2019	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)