Form 10-Q
period 2019-09-30
GTJ REIT, INC.
filed 2019-11-08
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,537,856 shares of common stock as of November 5, 2019.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	299,238	297,152
Total real estate, at cost	496,983	494,897
Less: accumulated depreciation and amortization	(62,563)	(55,401)
Net real estate held for investment	434,420	439,496
Cash and cash equivalents	21,567	21,175
Restricted cash	4,133	3,895
Rental income in excess of amount billed	15,363	15,520
Acquired lease intangible assets, net	10,243	11,982
Investment in unconsolidated affiliate	4,552	5,255
Other assets	12,711	10,047
Total assets	$502,989	$507,370
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,306	$361,217
Secured revolving credit facility	40,000	40,000
Accounts payable and accrued expenses	3,790	4,417
Dividends payable	1,354	1,357
Acquired lease intangible liabilities, net	4,339	4,994
Other liabilities	6,436	5,670
Total liabilities	417,225	417,655
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,537,856 and 13,569,664 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	160,214	161,219
Distributions in excess of net income	(109,790)	(107,730)
Total stockholders’ equity	50,425	53,490
Noncontrolling interest	35,339	36,225
Total equity	85,764	89,715
Total liabilities and equity	$502,989	$507,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$14,351	$14,042	$42,485	$42,736
Total revenues	14,351	14,042	42,485	42,736
Operating Expenses:
Property operating expenses	3,202	2,865	9,095	9,073
General and administrative	1,514	1,599	5,705	5,520
Depreciation and amortization	3,221	3,375	9,687	10,597
Write down of costs relating to demolished property	-	7,489	-	7,489
Total operating expenses	7,937	15,328	24,487	32,679
Operating income (loss)	6,414	(1,286)	17,998	10,057
Interest expense	(4,451)	(4,565)	(13,477)	(13,820)
Equity in income of unconsolidated affiliate	43	-	205	2,458
Gain on sale of real estate	-	2,299	-	2,299
Other (expense) income	(18)	(39)	90	12
Net income (loss)	1,988	(3,591)	4,816	1,006
Less: Net income (loss) attributable to noncontrolling interest	678	(1,266)	1,590	233
Net income (loss) attributable to common stockholders	$1,310	$(2,325)	$3,226	$773
Net income (loss) per common share attributable to common stockholders - basic and diluted earnings per share	$0.10	$(0.17)	$0.24	$0.06
Weighted average common shares outstanding – basic	13,537,856	13,569,664	13,547,731	13,581,498
Weighted average common shares outstanding – diluted	13,558,943	13,569,664	13,568,818	13,603,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2019	$—	13,569,664	$1	$161,219	$(107,730)	$53,490	$36,225	$89,715
Common stock dividends	—	—	—	—	(2,578)	(2,578)	—	(2,578)
Stock-based compensation	—	—	—	88	—	88	—	88
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,357)	(1,357)
Net income	—	—	—	—	1,101	1,101	526	1,627
Balance at March 31, 2019	$—	13,569,664	$1	$161,307	$(109,207)	$52,101	$35,394	$87,495
Common stock dividends	—	—	—	—	(1,354)	(1,354)	—	(1,354)
Repurchases - common stock	—	(111,547)	—	(1,322)	—	(1,322)	—	(1,322)
Stock-based compensation	—	—	—	436	—	436	—	436
Issuance of shares	—	79,739	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(718)	(718)
Net income	—	—	—	—	815	815	386	1,201
Reallocation of equity	—	—	—	(317)	—	(317)	317	—
Balance at June 30, 2019	$—	13,537,856	$1	$160,104	$(109,746)	$50,359	$35,379	$85,738
Common stock dividends	—	—	—	—	(1,354)	(1,354)	—	(1,354)
Stock-based compensation	—	—	—	110	—	110	—	110
Distributions to noncontrolling interest	—	—	—	—	—	—	(718)	(718)
Net income	—	—	—	—	1,310	1,310	678	1,988
Balance at September 30, 2019	$—	13,537,856	$1	$160,214	$(109,790)	$50,425	$35,339	$85,764

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2018	$—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586
Common stock dividends	—	—	—	—	(2,446)	(2,446)	—	(2,446)
Repurchases - common stock	—	—	—	(35)	—	(35)	—	(35)
Stock-based compensation	—	—	—	88	—	88	—	88
Retirement of shares	—	(5,000)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,280)	(1,280)
Net income	—	—	—	—	2,434	2,434	1,187	3,621
Reallocation of equity	—	—	—	(14)	—	(14)	14	—
Balance at March 31, 2018	$—	13,589,125	$1	$161,851	$(103,037)	$58,815	$38,719	$97,534
Common stock dividends	—	—	—	—	(1,357)	(1,357)	—	(1,357)
Repurchases - common stock	—	(77,399)	—	(1,000)	—	(1,000)	—	(1,000)
Issuance of shares	—	57,938	—	—	—	—	—	—
Stock-based compensation	—	—	—	425	—	425	—	425
Distributions to noncontrolling interest	—	—	—	—	—	—	(714)	(714)
Net income	—	—	—	—	665	665	312	977
Reallocation of equity	—	—	—	(217)	—	(217)	217	—
Balance at June 30, 2018	$—	13,569,664	$1	$161,059	$(103,729)	$57,331	$38,534	$95,865
Common stock dividends	—	—	—	—	(1,358)	(1,358)	—	(1,358)
Stock-based compensation	—	—	—	68	—	68	—	68
Distributions to noncontrolling interest	—	—	—	—	—	—	(715)	(715)
Net loss	—	—	—	—	(2,325)	(2,325)	(1,266)	(3,591)
Balance at September 30, 2018	$—	13,569,664	$1	$161,127	$(107,412)	$53,716	$36,553	$90,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,816	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(2,299)
Depreciation	7,239	7,969
Amortization of intangible assets and deferred charges	2,881	3,028
Stock-based compensation	634	581
Rental income in excess of amount billed	170	(678)
Distributions from unconsolidated affiliate	210	—
Write-down of costs related to demolished asset	—	7,489
Income from equity investment in unconsolidated affiliate	(205)	(2,458)
Proceeds from sale of property from unconsolidated affiliate	—	1,842
Changes in operating assets and liabilities:
Other assets	(2,407)	(1,796)
Accounts payable and accrued expenses	108	(526)
Other liabilities	413	(1,648)
Net cash provided by operating activities	13,859	12,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(3,784)	(3,850)
Investment in unconsolidated affiliate	—	(5,250)
Proceeds from disposition of properties, net	—	19,752
Contract Deposits	—	(400)
Return of capital from unconsolidated affiliate	699	1,825
Net cash (used in) provided by investing activities	(3,085)	12,077
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	33,000
Loan costs from mortgage notes payable	—	(780)
Proceeds from revolving credit facility	—	19,143
Payment of mortgage principal	(589)	(41,916)
Payment of revolving credit facility	—	(15,000)
Repurchases of common stock	(1,322)	(1,035)
Cash distributions to noncontrolling interests	(2,790)	(2,705)
Cash dividends paid	(5,289)	(5,162)
Loan costs from revolving credit facility	(154)	—
Net cash used in financing activities	(10,144)	(14,455)
Net increase in cash and cash equivalents	630	10,132
Cash and cash equivalents including restricted cash of $3,895 and $3,471, respectively, at the beginning of period	25,070	11,894
Cash and cash equivalents including restricted cash of $4,133 and $3,537, respectively, at the end of period	$25,700	$22,026
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $107 for 2019 and $0 for 2018	$12,712	$12,883
Non-cash expenditures for real estate	$373	$229
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$349	$—
Cash paid for income taxes	$16	$42

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At September 30, 2019, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.3 million shares of the Company’s Series B preferred stock.

As of September 30, 2019, the Operating Partnership owned and operated 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed state-of-the-art industrial building in Piscataway, New Jersey.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the nine months ended September 30, 2019, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.3 million.

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

Real Estate:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties, including interest expense on development properties, are capitalized. Effective 2018, acquisition related costs are capitalized. Additions, renovations, and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) on a relative fair value basis in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.4 million for each of the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, above-market and in-place leases of approximately $0.9 million and $9.4 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2018, above-market and in-place leases of approximately $1.1 million and $10.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2019, and December 31, 2018, approximately $4.4 million and $5.0 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2019, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2019 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2019	$147	$458
2020	660	1,627
2021	510	1,400
2022	533	1,344
2023	635	1,189
2024	497	903
Thereafter	477	2,442
	$3,459	$9,363

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of approximately $0.1 million from this investment for the nine months ended September 30, 2019. The Company did not record any income or loss from this investment for the nine months ended September 30, 2018, as the property owned by the Investee was under development.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at September 30, 2019. The Company recorded a write-down of $7.5 million for the three months ended September 30, 2018 for its property located at 35 Executive Boulevard, Orange, Connecticut, based upon its plans to demolish the property and construct a 41,000 square foot industrial building.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of September 30, 2019, and December 31, 2018, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2019, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018.  Early adoption was permitted. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. As lessor, the Company has more than sixty (60) leases primarily with industrial tenants and a significant majority of its leases are on a triple-net basis. The Company anticipates that all of its leases will continue to be classified as operating leases and the adoption of ASU 2016-02 will not have a material impact on revenues. The Company has elected to use the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the statement of income. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company has elected to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease with future lease obligations aggregating to approximately $360,000 and $568,000 as of September 30, 2019 and December 31, 2018, respectively. The Company has recorded a right-of-use asset and corresponding right-of use liability at the present value of the remaining minimum rental payments, based upon an incremental borrowing rate of 5.256%, as of January 1, 2019. The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee. However, in the consolidated statement of operations, tenant reimbursements for the prior reporting period have been included in rental income to conform with the presentation for the current reporting period.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of September 30, 2019, under operating leases for the remainder of 2019, the next five years, and thereafter are as follows (in thousands):

Remainder of 2019	$11,067
2020	43,031
2021	38,724
2022	34,010
2023	30,749
2024	24,443
Thereafter	62,753
Total	$244,777

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 also requires a business to include at least one substantive process.  ASU 2017-01 became effective for public business entities for fiscal years beginning after December 15, 2017 and has been adopted by the Company effective January 1, 2018. It is expected that the standard will reduce the number of future real estate acquisitions accounted for as a business combination and therefore, reduce the amount of acquisition costs that will be expensed. The adoption of ASU 2017-01 will result in a reduction of expensed acquisition costs and a corresponding increase to net income. There were no acquisitions during the nine months ended September 30, 2019 and September 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 updates Topic 230 to require cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments became effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and were applied retrospectively.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments became effective for public business entities for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to receive for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 does not apply to the Company’s lease revenues but will apply to reimbursed tenant costs.  Additionally, this guidance modifies disclosures regarding the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year, until fiscal years beginning after December 15, 2017, with early adoption permitted but not before fiscal years beginning after December 15, 2016. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. ASU 2014-09 became effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company believes that the majority of its revenue falls outside the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company implemented the standard using the modified retrospective approach. However, there was no cumulative effect recognized in retained earnings at the date of application.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2019	December 31, 2018	Maturity
Hartford Accident & Indemnity Company	5.20%	$6,000	$6,000	3/1/2020
People’s United Bank	5.23%	2,110	2,171	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	38,116	38,644	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
	Subtotal	366,826	367,415
	Unamortized loan costs	(5,520)	(6,198)
	Total	$361,306	$361,217

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of September 30, 2019, the Company was in compliance with all covenants.

The mortgage notes payable are collateralized by certain properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of September 30, 2019, scheduled principal repayments for the remainder of 2019, the next five years and thereafter are as follows (in thousands):

Remainder of 2019	$200
2020	8,825
2021	852
2022	1,157
2023	1,573
2024	16,115
Thereafter	338,104
Total	$366,826

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

Loans drawn down by the Operating Partnership under the facility will need to specify, at the Operating Partnership’s option, whether they are base-rate loans or LIBOR-rate loans. The base-rate loans initially bore a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps); plus (ii) 200 to 250 basis points (bps), depending on the overall leverage of the properties. The LIBOR-rate loans initially bore interest at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility will be evidenced by separate promissory note(s). The Operating Partnership agreed to pay to Key Bank a facility unused fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank has the right to reduce the amount of loan commitments under the facility provided that, among other things, they give an advance written notice of such reductions and that in no event the total commitment under the facility is less than $25.0 million. The Operating Partnership may at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan will then bear interest as a base-rate loan or a LIBOR-rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Operating Partnership may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, will also be evidenced by separate promissory note(s).

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

On July 31, 2018, the Operating Partnership reduced its line of credit facility with Key Bank from $55.0 million to $50.0 million. In addition, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020 and the applicable margin for LIBOR-rate loans and base-rate loans applicable to the secured revolving credit facility with Key Bank was reduced by 50 bps. The base rate loans bore a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 150 to 200 bps, depending on the overall leverage of the properties. The LIBOR rate loans bore interest at a rate of LIBOR plus 250 to 300 bps, depending upon the overall leverage of the properties.

On September 11, 2019, the Operating Partnership entered into an amendment to the Key Bank Credit Agreement which reduced the applicable margin for LIBOR-rate loans and base-rate loans by 10 bps. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties. In addition, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2020 to June 30, 2022.

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of September 30, 2019 and December 31, 2018 were $40.0 million for both periods which are considered LIBOR-rate loans.

As of September 30, 2019, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

5. STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2019, and December 31, 2018, the Company had a total of 13,537,856 and 13,569,664 shares issued and outstanding, respectively.

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2019, or December 31, 2018.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2019:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 18, 2019	March 31, 2019	April 12, 2019	$0.09	(1)
March 18, 2019	March 31, 2019	April 15, 2019	$0.10
June 5, 2019	June 30, 2019	July 12, 2019	$0.10
August 6, 2019	September 30, 2019	October 11, 2019	$0.10

(1)	This represents a 2018 supplemental dividend.

The cash flows from operations were sufficient to pay the dividends declared and paid to date in 2019.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of September 30, 2019, the Company had 1,862,323 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For both the nine months ended September 30, 2019 and 2018, the stock compensation expense relating to these stock options was approximately $82,000.

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

For the nine months ended September 30, 2019 and 2018, the Company’s total stock compensation expense was approximately $634,000 and $581,000, respectively. As of September 30, 2019, there was approximately $919,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years.

As of September 30, 2019, there were 210,000 stock options that are outstanding, 143,332 of which are exercisable, and 580,464 shares of restricted stock are outstanding, of which 500,906 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2018	48,135	$11.35
New shares issued through September 30, 2019	79,739	$11.60
Vested	(48,316)	$11.46
Non-vested shares outstanding as of September 30, 2019	79,558	$11.55

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of September 30, 2019:

Number of Shares
Remainder of 2019	7,252
2020	22,478
2021	15,368
2022	11,389
2023	8,571
2024	6,266
Thereafter	8,234
Total Non-vested Shares	79,558

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 21,087 and 21,897 common share equivalents in the nine months ended September 30, 2019 and 2018, respectively, presented in Diluted EPS. For the three months ended September 30, 2018, common share equivalents are not included in Diluted EPS since they would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$1,310	$(2,325)	$3,226	$773
Denominator:
Weighted average common shares outstanding – basic	13,537,856	13,569,664	13,547,731	13,581,498
Weighted average common shares outstanding – diluted	13,558,943	13,569,664	13,568,818	13,603,395
Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.10	$(0.17)	$0.24	$0.06

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of September 30, 2019, and December 31, 2018, the remaining liability was approximately $1.0 and $1.1 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of September 30, 2019, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$21,567	$21,567	$21,175	$21,175
Restricted cash	4,133	4,133	3,895	3,895
Accounts receivable	1,107	1,107	415	415
Financial liabilities:
Accounts payable and accrued expenses	$3,790	$3,790	$4,417	$4,417
Secured revolving credit facility	40,000	40,000	40,000	40,000
Mortgage notes payable	366,826	378,258	367,415	358,949
Dividends payable	1,354	1,354	1,357	1,357
Pension withdrawal liability	1,014	1,058	1,065	1,054

10. SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2019 through the date the financial statements were issued.  There were no subsequent events that need to be disclosed.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2019, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of September 30, 2019, our properties were 93% leased to 62 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2018, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2019, there were no material changes to these policies.

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

Financial Condition and Results of Operations:

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$14,351	$14,042	$309	2%
Total revenues	14,351	14,042	309	2%
Operating Expenses:
Property operating expenses	3,202	2,865	337	12%
General and administrative	1,514	1,599	(85)	(5%)
Depreciation and amortization	3,221	3,375	(154)	(5%)
Write down of costs relating to demolished property	-	7,489	(7,489)	(100%)
Total operating expenses	7,937	15,328	(7,391)	(48%)
Operating income (loss)	6,414	(1,286)	7,700	(599%)
Interest expense	(4,451)	(4,565)	(114)	(2%)
Equity in income of unconsolidated affiliate	43	-	43	100%
Gain on sale of real estate	-	2,299	(2,299)	(100%)
Other (expense)	(18)	(39)	(21)	(54%)
Net income (loss)	1,988	(3,591)	5,579	(155%)
Less: Net income (loss) attributable to noncontrolling interest	678	(1,266)	1,944	(154%)
Net income (loss) attributable to common stockholders	$1,310	$(2,325)	$3,635	(156%)

Revenues

Total revenues increased $0.3 million, or 2%, to approximately $14.3 million for the three months ended September 30, 2019 from $14.0 million for the three months ended September 30, 2018. The increase is primarily due to increased rental income and the receipt of a lease termination fee from a tenant during the third quarter of 2019.

Operating Expenses

Operating expenses of $7.9 million for the three months ended September 30, 2019 decreased $7.4 million, or 48%, from $15.3 million for the three months ended September 30, 2018. The decrease is mainly attributable to the write down of costs related to a demolished property during the third quarter of 2018, partially offset by an increase in property operating expenses during the third quarter of 2019.

Interest Expense

Interest expense decreased $0.1 million, or 2%, to $4.5 million for the three months ended September 30, 2019 from $4.6 million for the three months ended September 30, 2018. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank during the third quarter of 2019 compared to the third quarter of 2018 and a decrease in outstanding mortgage principal as of September 30, 2019 compared to September 30, 2018.

Gain on Sale of Real Estate

During the three months ended September 30, 2018, the Company realized a gain of $2.3 million on the sale of its property located at 8 Farm Springs Road, Farmington, Connecticut.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$42,485	$42,736	$(251)	(1%)
Total revenues	42,485	42,736	(251)	(1%)
Operating Expenses:
Property operating expenses	9,095	9,073	22	0%
General and administrative	5,705	5,520	185	3%
Depreciation and amortization	9,687	10,597	(910)	(9%)
Write down of costs relating to demolished property	-	7,489	(7,489)	(100%)
Total operating expenses	24,487	32,679	(8,192)	(25%)
Operating income	17,999	10,057	7,942	79%
Interest expense	(13,477)	(13,820)	(343)	(2%)
Equity in income of unconsolidated affiliate	205	2,458	(2,253)	(92%)
Gain on sale of real estate	-	2,299	(2,299)	(100%)
Other income	90	12	78	630%
Net income	4,816	1,006	3,810	379%
Less: Net income attributable to noncontrolling interest	1,590	233	1,357	584%
Net income attributable to common stockholders	$3,226	$773	$2,453	317%

Revenues

Total revenues decreased approximately $0.2 million, or 1%, to $42.5 million for the nine months ended September 30, 2019 from $42.7 million for the nine months ended September 30, 2018. The decrease is primarily due to decreased rental income resulting from the sale of one property in July 2018, partially offset by the receipt of a lease termination fee from a tenant during the third quarter of 2019.

Operating Expenses

Operating expenses of $24.5 million for the nine months ended September 30, 2019 decreased $8.2 million, or 25%, from $32.7 million for the nine months ended September 30, 2018. The decrease is mainly attributable to a decrease in depreciation and amortization from the sale of one property in July 2018 and the write down of costs related to a demolished property during the third quarter of 2018.

Interest Expense

Interest expense decreased $0.3 million, or 2%, to $13.5 million for the nine months ended September 30, 2019 from $13.8 million for the nine months ended September 30, 2018. The decrease is primarily due to a lower interest rate and average principal balance on the Company’s secured line of credit with Key Bank during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and a decrease in outstanding mortgage principal as of September 30, 2019 compared to September 30, 2018.

Equity in Income of Unconsolidated Affiliate

Equity in income of unconsolidated affiliate decreased $2.3 million, or 92%, to $0.2 million for the nine months ended September 30, 2019 from $2.5 million for the nine months ended September 30, 2018. The decrease is mainly attributable to the realized gain in February 2018 from the sale of a property attributable to the Company’s investment in Garden 1101.

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

Our primary cash disbursements consist of property operating expenses (which include real estate taxes, repairs and maintenance, insurance, and utilities), general and administrative expenses (which include compensation costs, office expenses, professional fees and other administrative expenses), leasing and acquisition costs (which include third-party costs paid to brokers and consultants), and principal payments and interest expense on our mortgage loans.

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

On December 20, 2017, the Operating Partnership refinanced certain properties acquired with its secured line of credit with Key Bank, resulting in the secured line of credit with Key Bank being reduced to $50.5 million.

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

On September 11, 2019, the Operating Partnership entered into an amendment to the Key Bank Credit Agreement which reduced the applicable margin for LIBOR-rate loans and base-rate loans by 10 basis points (bps).The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR- rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties. In addition, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2020 to June 30, 2022.

Our available liquidity at September 30, 2019 was approximately $31.6 million, consisting of cash and cash equivalents of $21.6 million and $10.0 million from our Key Bank secured revolving credit facility. As of September 30, 2019, the Company had $40.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Operating Activities

Net cash provided by operating activities was $13.9 million for the nine months ended September 30, 2019. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $15.6 million, (ii) distribution from unconsolidated affiliate of $0.2 million, (iii) an increase in accounts payable and accrued expenses of $0.1 million and (iv) an increase in other liabilities of $0.4 million, partially offset by (v) an increase in other assets of $2.4 million.  Net cash provided by operating activities was $12.5 million for the nine months ended September 30, 2018. For the 2018 period, cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, income from equity investment in unconsolidated affiliate, gain on sale of real estate and write-down of costs related to demolished asset of $14.6 million and (ii) proceeds from the sale of property from unconsolidated affiliate of $1.8 million, partially offset by (iii) an increase in other assets of $1.8 million, (iv) a decrease in accounts payable and accrued expenses of $0.5 million and (v) a decrease in other liabilities of $1.6 million.

Investing Activities

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2019. Cash used in investing activities resulted from (i) property improvements of $3.8 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.7 million. Net cash provided by investing activities was $12.1 million for the nine months ended September 30, 2018. For the 2018 period, cash provided by investing activities resulted from (i) proceeds from the disposition of properties of approximately $19.7 million and (ii) a return of capital from an unconsolidated affiliate of $1.8 million, partially offset by (iii) an investment in a joint venture of $5.2 million, (iv) property improvement of approximately $3.8 million and (v) contract deposits of $0.4 million.

Financing Activities

Net cash used in financing activities was $10.1 million for the nine months ended September 30, 2019.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.6 million, (ii) payment of the Company’s fourth quarter 2018 dividend, 2018 supplemental dividend and 2019 quarterly dividends totaling $5.3 million, (iii) distributions to non-controlling interests of $2.8 million, (iv) repurchases of the Company’s common stock of $1.3 million and (v) loan costs from the Company’s revolving credit line facility with Key Bank of approximately $0.1 million. Net cash used in financing activities was $14.5 million for the nine months ended September 30, 2018. For the 2018 period, cash used in financing activities resulted from (i) the payment of mortgage principal of $41.9 million, including the remaining balance of a mortgage loan of $26.4 million from Genworth Life Insurance Company and the remaining balance of a mortgage loan of $15.0 million from Athene Annuity & Life Company, (ii) payment of the Company’s fourth quarter 2017 dividend, 2017 supplemental dividend and 2018 quarterly dividends totaling $5.2 million, (iii) distributions to non-controlling interests of $2.7 million, (iv) repayment of the Company’s revolving credit line facility with Key Bank of $15.0 million, (v) loan costs from mortgage notes of $0.8 million and (vi) repurchases of the Company’s common stock of $1.0 million, partially offset by (vii) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million and (viii) proceeds from the Company’s revolving credit line facility with Key Bank of $19.1 million.

Non-GAAP Financial Measures

EBITDAre and Adjusted EBITDAre (earnings before interest, taxes, depreciation and amortization for real estate)

EBITDAre and Adjusted EBITDAre are non-GAAP financial measures. Our EBITDAre and Adjusted EBITDAre computation may not be comparable to EBITDAre and Adjusted EBITDAre reported by other companies that interpret the definitions of EBITDAre and Adjusted EBITDAre differently than we do. Management believes EBITDAre and Adjusted EBITDAre to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) for EBITDAre and defines EBITDAre to mean net income (loss) computed in accordance with GAAP, excluding interest expense, income tax expense, depreciation and amortization, gains and losses on the disposition of depreciated property, impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.  EBITDAre and Adjusted EBITDAre should be considered along with, but not as alternatives to, net income as measures of our operating performance.

Adjusted EBITDAre allows investors to measure our operating performance independent of our capital structure and indebtedness. Additionally, acquisition costs are excluded from Adjusted EBITDAre in order to assist with measuring core real estate operating performance.

The reconciliation of net income attributable to our common stockholders to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2019 and 2018, is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$1,310	$(2,325)	$3,226	$773
Depreciation	1,596	1,663	4,795	5,236
Amortization of intangible assets and deferred costs	626	636	1,894	1,984
Interest expense	2,787	2,820	8,370	8,529
Gain on sale of property from limited partnership	—	—	—	(1,610)
Gain on sale of real estate	—	(1,506)	—	(1,506)
Write down of costs relating to demolished property	—	4,907	—	4,907
EBITDAre	6,319	6,195	18,285	18,313
Acquisition/Transaction costs	—	—	—	—
Adjusted EBITDAre	$6,319	$6,195	$18,285	$18,313

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$1,310	$(2,325)	$3,226	$773
Add (deduct) NAREIT defined adjustments
Real estate depreciation	1,581	1,648	4,751	5,192
Gain on sale of property from limited partnership	—	—	—	(1,610)
Gain on sale of real estate	—	(1,506)	—	(1,506)
Write down of costs relating to demolished property	—	4,907	—	4,907
Amortization of intangibles and deferred costs	469	463	1,386	1,451
Funds From Operations (“FFO”), as defined by NAREIT	3,360	3,187	9,363	9,207
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	57	(221)	55	(444)
Amortization of debt mark-to-market adjustments and financing costs	157	173	508	533
Realized gain on limited partnership investment	—	—	(71)	—
Amortization of stock compensation	88	61	398	364
AFFO, as defined by GTJ REIT, Inc.	$3,662	$3,200	$10,253	$9,660

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of September 30, 2019, the remaining liability of this obligation was approximately $1.0 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of September 30, 2019, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties.  As of September 30, 2019, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2019, there have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended September 30, 2019. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

10.1

Fifth Amendment to Credit Agreement, dated September 11, 2019, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2019).

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

GTJ REIT, INC.

Dated: November 8, 2019	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2019	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)