Form 10-K
period 2019-12-31
GTJ REIT, INC.
filed 2020-03-24
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 17, 2020, there were 13,537,856 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain outstanding shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2019, the Company currently beneficially owns a 65.33% interest in a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial properties on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware.

•	Our 2020 contractual rental income (as described below) is approximately $45.6 million;
•	The occupancy rate of our properties owned as of December 31, 2019, is approximately 92% based on square footage, plus land available;
•	The weighted average remaining term of the leases generating our 2020 contractual rental income is 5.5 years.

Our 2020 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2020 under leases existing at December 31, 2019. Contractual rental income excludes straight-line rent and amortization of intangibles.

2019 Highlights

•	Total revenues were $56.6 million in 2019, a decrease of $0.3 million, or 1%, from 2018.
•	Operating income increased $5.9 million, or 33%, to $23.9 million in 2019 from $18.0 million in 2018.
•	Completed approximately 783,234 square feet of new leasing and renewals of existing leases during 2019.
•	Net income increased approximately $4.3 million to $6.7 million in 2019 from $2.4 million in 2018.
•	Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased $0.9 million to approximately $13.8 million in 2019 from $12.9 million in 2018.
•	EBITDAre (earnings before interest, taxes, depreciation and amortization for real estate) attributable to our stockholders increased $0.1 million to $24.5 million in 2019 from $24.4 million in 2018.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of AFFO and EBITDAre to net income attributable to common stockholders.

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

To the extent it is in the best interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide current cash distributions to stockholders. In addition, we may continue to look for attractive opportunities to divest certain of our properties or interests in our properties potentially redeploying that capital in our focus markets or in other markets.

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

Our Business Objective

Our business objective is to maintain and increase, over time, the cash available for distribution to our stockholders and enhance stockholder value by:

•	identifying opportunistic and strategic property acquisitions and divestitures consistent with our portfolio and our acquisition and divestiture strategies;
•	obtaining mortgage indebtedness on favorable terms and maintaining access to capital to finance property acquisitions and our growth plans; and
•	monitoring our portfolio, including leasing, tenant relations, operational and property management performance and property enhancements.

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

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 81% of our 2020 contractual rental income expire after 2021, and leases representing approximately 10% of our 2020 contractual rental income expire after 2029; and

•

Scheduled rent increases. Leases representing approximately 78% of our 2020 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

We anticipate that the purchase price of properties we acquire will vary depending on the general interest rate environment and availability of credit in addition to tenant profile, value of leases in place, property condition, size and location. We are not specifically limited in the number, size, or geographic location of properties we may acquire. The number and mix of properties we may acquire will depend upon existing real estate and market conditions and other relevant circumstances. Our operating costs will vary based on the amount of debt we incur in connection with financing the acquisition. It is difficult to predict the actual number or timing of properties that we will acquire because the purchase price of properties will vary widely and our investment in each will vary based on the amount and cost of debt financing we use.

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

Employees

As of December 31, 2019, we had a total of 14 employees, 13 of whom are full time, who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good.

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

Approximately 38% of our 2020 contractual rental income and 38% of our 2019 contractual rental income is derived from leases with the City of New York for five locations, three leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

Pandemics or other health crises may adversely affect our tenants’ financial condition and the profitability of our properties.

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19).  Such events could result in the complete or partial closure of one or more of our tenants’ facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and /or delays in the delivery of our tenants’ inventory.  Such events could severely disrupt our tenants’ operations and have a material adverse effect on our business, financial condition and results of operations. In addition, if such events lead to a significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition and results of operations could be adversely affected.

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

Under authoritative accounting guidance for leases prior to January 1, 2019, a lease was classified by a tenant as a capital lease if the significant risks and rewards of ownership were considered to reside with the tenant. Under capital lease accounting, both the leased asset and liability are reflected on the tenant’s balance sheet. If the terms of the lease did not meet the criteria for a capital lease, the lease was considered an operating lease and no leased asset or contractual lease obligation was recorded on the tenant’s balance sheet. Accordingly, under the previous accounting standard for leases, the entry into an operating lease with respect to real property could appear to enhance a tenant’s reported financial condition or results of operations in comparison to the tenant’s direct ownership of the property. In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 on February 25, 2016, which substantially changes the previous lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard was effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018, with early adoption permitted.

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

Our share redemption program (the “Program”), which commenced its first semi-annual redemption period on June 1, 2017, may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the net asset value (“NAV”) per share.  Our Program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time.  Specifically, we presently intend to limit the number of shares to be redeemed to no more than $1.0 million of shares in any calendar year and such repurchase is subject to funds being available.  In addition, our Board of Directors reserves the right to amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the Program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the Program, they may not receive the same price they paid for any shares of our common stock being redeemed.

On May 10, 2017, our Board of Directors approved an estimated per share NAV of our common stock of $13.94 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2016.  On December 5, 2017, we redeemed 79,681 shares of our common stock pursuant to our Program, at a redemption price of $12.55 per share (90% of the NAV per share), for aggregate consideration of $999,996.55.

On March 22, 2018, our Board of Directors approved an estimated per share NAV of our common stock of $14.36 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2017.  On June 5, 2018, we redeemed 77,399 shares of our common stock pursuant to our Program, at a redemption price of $12.92 per share (90% of the NAV per share), for aggregate consideration of $999,995.08.

On March 20, 2019, our Board of Directors approved an estimated per share NAV of our common stock of $15.09 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2018.  On June 5, 2019, we redeemed 73,637 shares of our common stock pursuant to our Program, at a redemption price of $13.58 per share (90% of the NAV per share), for aggregate consideration of $999,990.46.

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

Redemptions under the Program are limited to an aggregate of $1 million during any calendar year. Because this limit was met for the 2019 calendar year when the Company redeemed shares on June 5, 2019, the Company did not redeem any shares during the semi-annual period running from June 1, 2019 to November 30, 2019. The current redemption period runs from December 1, 2019 to May 31, 2020. Any unsatisfied portions of prior redemption requests and any redemption requests received during the current semi-annual period will be treated as requests for redemption for the semi-annual period running from December 1, 2019 to May 31, 2020, unless such requests are withdrawn in accordance with the terms of the Program. The Program has been temporarily suspended during our issuer tender offer, which is scheduled to expire on March 31, 2020, and for ten (10) business days thereafter.

On March 10, 2020, the Company received its annual valuation as of December 31, 2019 for the calculation of NAV under the Program. Our Board of Directors approved an estimated per share NAV of our common stock of $15.54 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (on an as adjusted fully diluted basis), calculated as of December 31, 2019. The annual valuation resulted in an adjustment to the redemption price under the Program from $13.58 to $13.99 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2020, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $13.99 per share will be effective with respect to shares redeemed in the current semi-annual period until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

Because of the restrictions of our Program, our stockholders may not be able to sell their shares under the Program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The actual value of shares that we repurchase under our Program may be substantially less than what we pay.

The terms of our Program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. The estimated NAV per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated NAV per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our Program might reflect a premium to our NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

In determining our most recent NAV per share, we relied upon a valuation of our properties as of December 31, 2019. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2019. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2019. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2019 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

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

The Act signed into law by the President on December 22, 2017, made significant changes to the Code, including changes that impacted REITs and their shareholders, among others. In particular, the Act reduced the maximum corporate tax rate from 35% to 21%. In addition, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. However, by reducing the corporate tax rate, it is possible that the Act will nevertheless reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. Key provisions of the Act that could impact us and the value of our shares include the following:

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

Our business is subject to risks normally associated with investment primarily in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We cannot assure you that we will be able to dispose of a property or interests in a property when we want or need to. Consequently, the sale price for any property we have purchased or may purchase in the future may not recoup or exceed the amount of our investment.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on your investment.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. These sales or divestitures may affect our costs, revenues, profitability, and financial condition. Divestitures have inherent risks, including possible delays in closing transactions, the risk of lower-than- expected sales proceeds, and potential post-closing claims for indemnification.  Our ability to dispose of properties or interests in properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

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

Investing in or owning properties through joint ventures creates a risk of loss to us as a result of the possible inaction or misconduct of a joint venture partner.

We may decide to acquire certain properties, or divest interests in existing properties, using a joint venture structure. Joint ventures involve certain risks, including, for example:

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

The potential cessation or modification of LIBOR may increase our interest expense or otherwise adversely affect us.

Borrowings under our credit facility with Key Bank bear interest at a variable interest rate that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates.  Our credit agreement with Key Bank includes provisions related to the replacement of LIBOR with a successor LIBOR rate index (as set forth in the fifth amendment to the credit agreement with Key Bank).  Changing to an alternative interest rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.  As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 48 properties as of December 31, 2019 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,259	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,247	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	129,103	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,516	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,115	21.1
4 Corporate Place, Piscataway, NJ	Industrial	151,641	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office/Data Center	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT (2)	Industrial	-	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,661	15.6
229 Old County Road, Windsor Locks, CT	Industrial	83,200	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1

Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
Total		5,825,824	389.2

(1)	The square footage reflects the total leased area of land or land and building.
(2)	41,000 square foot of ground up construction in progress.

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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2019:

Year of Lease Expiration(1)	Number of Expiring Leases	Square Foot of Expiring Leases	2020 Contractual Rental Income Under Expiring Leases	Percent of 2020 Contractual Rental Income Represented by Expiring Leases
2020	3	407,387	$3,039,110	7%
2021	11	631,305	5,485,916	12%
2022	8	706,186	2,486,459	5%
2023	7	918,988	7,284,163	16%
2024	6	244,584	2,241,540	5%
2025	7	848,651	3,822,154	8%
2026	4	104,166	991,266	2%
2027	7	720,682	13,249,256	29%
2028	2	87,751	883,094	2%
2029	2	147,524	1,797,561	4%
2030 and after	6	639,404	4,331,069	10%
	63	5,456,628	$45,611,588	100%

(1)Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2019:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2020 Contractual Rental Income	Percent of 2020 Contractual Rental Income
NYC, NY	Industrial	9	8	$19,315,029	42%
New York	Industrial/Retail	20	11	$7,781,749	17%
Connecticut	Industrial/Office	15	15	$6,802,057	15%
New Jersey	Industrial/Office	18	13	$10,621,897	23%
Delaware	Industrial	1	1	$1,090,856	3%
Total		63	48	$45,611,588	100%

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

Real Property Used By Us in Our Businesses

The real property used by us as of December 31, 2019, for the day to day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$ 26,301/ 12/31/2020	Executive Offices

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

Outstanding Common Stock and Holders

As of March 17, 2020, we had 13,537,856 shares issued and outstanding, held by approximately 580 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 17, 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2020, to common stockholders of record as of the close of business on March 31, 2020, payable on April 17, 2020. On March 17, 2020, our Board of Directors declared a supplemental cash dividend of $0.10 per share of common stock, payable with respect to the year ended December 31, 2019, to stockholders of record as of the close of business on March 31, 2020, payable on April 15, 2020. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2019 and 2018:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2019	Regular	11/5/2019	1/10/2020	0.10

9/30/2019	Regular	8/6/2019	10/11/2019	0.10

6/30/2019	Regular	6/5/2019	7/12/2019	0.10

3/31/2019	Regular	3/18/2019	4/15/2019	0.10

3/31/2019	Supplemental	3/18/2019	4/12/2019	0.09

12/31/2018	Regular	11/6/2018	1/14/2019	0.10

9/30/2018	Regular	8/7/2018	10/15/2018	0.10

6/30/2018	Regular	6/7/2018	7/13/2018	0.10

3/31/2018	Supplemental	3/22/2018	4/16/2018	0.08

3/31/2018	Regular	3/22/2018	4/13/2018	0.10

We have determined for income tax purposes that the 2019 regular dividends were considered both ordinary dividends and non-dividend distributions. The total distributions paid in 2019 were the result of cash flow from operations.

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

Purchase of Securities:

Share Redemption Program

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

Redemptions under the Program are limited to an aggregate of $1 million during any calendar year. Because this limit was met for the 2019 calendar year when the Company redeemed shares on June 5, 2019, the Company did not redeem any shares for the  semi-annual period running from June 1, 2019 to November 30, 2019.  The current redemption period runs from December 1, 2019 to May 31, 2020. Any unsatisfied portions of prior redemption requests and any redemption requests received during the current semi-annual period will be treated as requests for redemption for the semi-annual period running from December 1, 2019 to May 31, 2020, unless such requests are withdrawn in accordance with the terms of the Program. The Program has been temporarily suspended during our issuer tender offer, which is scheduled to expire on March 31, 2020, and for ten (10) business days thereafter. For information related to our current self-tender offer, see Note 15. “Subsequent Events” to our consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K.

On March 10, 2020, the Company received its annual valuation as of December 31, 2019.  The annual valuation resulted in an adjustment to the redemption price under the Program from $13.58 to $13.99 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2020, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $13.99 per share will be effective until such time as the Board determines a new estimated per share Net Asset Value (“NAV”). Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

On February 13, 2020, the Company commenced a self-tender offer to purchase up to 425,531 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $11.75 per share. For information related to our current self-tender offer, see Note 15. “Subsequent Events” to our consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2019, we owned 48 properties, which are predominately industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of our consolidated financial statements. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  As a result of the transaction and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2019, the Company currently beneficially owns a 65.33% interest in a total of 48 properties consisting of approximately 5.8 million square feet (unaudited) of primarily industrial properties on approximately 389 acres of land (unaudited) in New York, New Jersey, Connecticut and Delaware.

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

Property operating expense recoveries from tenants of common area maintenance, real estate taxes, insurance, and other recoverable costs are recognized in the period the related expenses are incurred. Property operating expenses paid directly by tenants to third parties are excluded from revenue.

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

Upon the acquisition of real estate properties, the relative fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market-oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management determined that, based upon the demolition of its property located at 35 Executive Boulevard, Orange,

Connecticut, and plans to construct a 41,000 square foot industrial building, an accelerated depreciation of $7.5 million was recorded during 2018.  Management has determined that there were no impairment charges relating to its remaining long-lived assets during the year ended December 31, 2019.

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

For our taxable subsidiaries, we account for income taxes under the asset and liability method, as required by the provisions of Accounting Standards Codification (“ASC”) 740-10-30. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2019 as compared with Year Ended December 31, 2018

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	Amount	Percent
Revenues:
Rental income	$56,553	$56,901	$(348)	-1%
Total revenues	56,553	56,901	(348)	-1%
Operating Expenses:
Property operating expenses	12,246	12,319	(73)	-1%
General and administrative expenses	7,537	7,479	58	1%
Depreciation and amortization	12,854	13,947	(1,093)	-8%
Write down of carrying value relating to demolished property	-	7,489	(7,489)	-100%
Total operating expenses	32,637	41,234	(8,597)	-21%
Operating income before gain on sale of real estate	23,916	15,667	8,249	53%
Gain on sale of real estate	-	2,299	(2,299)	-100%
Operating income	23,916	17,966	5,950	33%
Interest expense	(17,829)	(18,294)	465	3%
Equity in earnings of unconsolidated affiliate	166	2,463	(2,297)	-93%
Other income	426	297	129	43%
Net income	6,679	2,432	4,247	175%
Less: Net income attributable to noncontrolling interest	2,199	619	1,580	255%
Net income attributable to common stockholders	$4,480	$1,813	$2,667	147%

Property Rental Revenues

Property rental revenue decreased $0.3 million, or 1%, to $56.6 million for the year ended December 31, 2019 from $56.9 million for the year ended December 31, 2018. This decrease is primarily attributable to the sale of one income producing property in 2018.

Operating Expenses

Operating expenses decreased $8.6 million, or 21%, to $32.6 million for the year ended December 31, 2019 from $41.2 million for the year ended December 31, 2018. The decrease is mainly attributable to the write down of carrying value relating to a demolished property in 2018 and lower depreciation and amortization attributable to the sale of one income producing property in 2018.

Interest Expense

Interest expense decreased $0.5 million, or 3%, to $17.8 million for the year ended December 31, 2019 from $18.3 million for the year ended December 31, 2018. The decrease is primarily due to a lower interest rate and average principal balance on the Company’s secured line of credit with Key Bank in 2019 and a lower average principal balance in outstanding mortgage principal in 2019.

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

On December 2, 2015, the Operating Partnership entered into a credit agreement with Key Bank for a $50.0 million secured revolving credit facility with an initial term of two years, with a one-year extension option. On February 27, 2018, the secured revolving credit facility was increased to $55.0 million and the Operating Partnership exercised its option to extend the term to June 30, 2019.  On July 31, 2018, the secured revolving credit facility was reduced to $50.0 million and the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020. On September 11, 2019, the maturity date of the secured revolving credit facility was extended from June 30, 2020 to June 30, 2022. Our available liquidity at December 31, 2019 was approximately $36.9 million, consisting of cash and cash equivalents of $26.9 million and $10.0 million from our Key Bank secured revolving credit facility. As of December 31, 2019, the Company had $40.0 million of outstanding borrowings on its secured revolving credit facility.

We expect to meet substantially all of our operating cash requirements, dividend payments required to maintain our REIT status and an estimated $8.8 million of 2020 principal mortgage debt amortization from both cash flows from operations and cash flows from financing activities. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. There are two maturities of mortgage principal in 2020. Additionally, in the normal course of our business, we may sell properties or interests in properties when we determine that it is in our best interests, which also generates additional liquidity.

Net Cash Flows

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Operating Activities

Net cash provided by operating activities was $19.8 million for 2019 compared to $18.7 million for 2018. For the 2019 period, cash provided by operating activities included (i) net income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and income from equity in unconsolidated affiliate of $20.9 million, (ii) distribution from unconsolidated affiliate of $0.2 million, (iii) an increase in accounts payable and accrued expenses of approximately $0.5 million, (iv) an increase in other liabilities of $2.1 million, partially offset by (v) an increase in other assets of $3.9 million. 2018 net cash provided by operating activities of $18.7 million included (i) net income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, income from equity in unconsolidated affiliate, gain on sale of real estate and write-down of carrying value related to demolished property of $19.4 million, (ii) distribution from unconsolidated affiliate of $1.8 million, partially offset by (iii) an increase in other assets of $1.5 million, (iv) a decrease in other liabilities of $0.7 million and (v) a decrease in accounts payable and accrued expenses of $0.3 million.

Investing Activities

Net cash used in investing activities was $3.4 million for the year ended December 31, 2019. Cash used in investing activities resulted from (i) property improvements of $4.5 million, partially offset by (ii) a return of capital from an unconsolidated affiliate of approximately $1.1 million. Net cash provided by investing activities was $11.2 million for the year ended December 31, 2018. For the 2018 period, net cash provided by investing activities resulted from (i) proceeds from the disposition of properties of approximately $19.7 million and (ii) a return of capital from an unconsolidated affiliate of $1.8 million, partially offset by (iii) an investment in a joint venture of approximately $5.2 million and (iv) property improvements of $5.1 million.

Financing Activities

Net cash used in financing activities was $12.4 million for the year ended December 31, 2019. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.8 million, (ii) the payment of the Company’s quarterly and 2018 supplemental dividends totaling $6.6 million, (iii) distributions to non-controlling interests of $3.5 million, (iv) loan costs from revolving credit facility of $0.2 million and (v) repurchases of Common Stock of $1.3 million. Net cash used in financing activities was $16.7 million for the year ended December 31, 2018.  For the 2018 period, cash used in financing activities resulted from (i) the payment of mortgage principal of $42.1 million, including the remaining balance of a mortgage loan of $26.4 million from Genworth Life Insurance Company and the remaining balance of a mortgage loan of $15.0 million from Athene Annuity & Life Company, (ii) the payment of the Company’s quarterly and 2017 supplemental dividends totaling $6.5 million (iii) distributions to non-controlling interests of $3.4 million, (iv) repayment of the Company’s revolving credit line facility with Key Bank of $15.0 million, (v) loan costs of $0.8 million and (vi) repurchases of Common Stock of $1.0 million, partially offset by (vii) proceeds from the secured loan facility from the United States Life Insurance Company of $33.0 million and (viii) proceeds from the Company’s revolving credit line facility with Key Bank of $19.1 million.

Non-GAAP Financial Measures

EBITDAre and Adjusted EBITDAre (earnings before interest, taxes, depreciation and amortization for real estate)

EBITDAre and Adjusted EBITDAre are non-GAAP financial measures. Our EBITDAre and Adjusted EBITDAre computations may not be comparable to EBITDAre and Adjusted EBITDAre reported by other companies that interpret the definitions of EBITDAre and Adjusted EBITDAre differently than we do. Management believes EBITDAre and Adjusted EBITDAre to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. Management defines EBITDAre to mean net income (loss) computed in accordance with GAAP, excluding interest expense, income tax expense, depreciation and amortization, gain and losses on the disposition of depreciated property, impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates with all amounts reflected net of noncontrolling interest. EBITDAre and Adjusted EBITDAre should be considered along with, but not as alternatives to, net income as measures of our operating performance.

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

Reconciliation of net income attributable to common stockholders to EBITDAre and Adjusted EBITDAre is as follows (in thousands) (All amounts are net of noncontrolling interest):

	2019	2018
Net income attributable to common stockholders	$4,480	$1,813
Depreciation	6,422	6,880
Amortization of intangible assets and deferred costs	2,485	2,626
Interest expense	11,089	11,288
Gain on sale of property from limited partnership	-	(1,610)
Gain on sale of real estate	-	(1,506)
Write down of carrying value relating to demolished property	-	4,907
EBITDAre	24,476	24,398
Acquisition/Transaction costs	-	-
Adjusted EBITDAre	$24,476	$24,398

Funds from Operations and Adjusted Funds from Operations

We consider Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), each of which are non-GAAP measures, to be additional measures of an equity REIT’s operating performance. We report FFO in addition to our net income and net cash provided by operating activities. Management has adopted the definition suggested by the National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to equal net income computed in accordance with GAAP, excluding gains or losses from sales of property, excluding impairment write-downs of depreciated property, plus real estate-related depreciation and amortization. We believe these measurements provide a more complete understanding of our performance when compared year over year and better reflect the impact on our operations from trends in occupancy rates, rental rates, operating costs and general and administrative expenses which may not be immediately apparent from net income.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight lined rent, amortization of other intangible assets, mark to market debt adjustments, financing costs, our realized gain from an investment in a limited partnership, and stock compensation expense, which are not indicative of the results of our operating portfolio.

However, FFO and AFFO:

•

do not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO and AFFO, generally reflects all cash effects of transactions and other events in the determination of net income;

•	are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP; and
•	should not be considered an alternative to net income as an indication of our performance.

FFO and AFFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2019 and 2018 (All amounts are net of noncontrolling interest).

In accordance with the NAREIT Funds from Operations White Paper - 2018 Restatement (“White Paper”), issued in December 2018, the Company has excluded the amortization of above- and below-market leases from the computation of FFO and included such amortization in the computation of AFFO. The presentation of FFO for the year ended December 31, 2018, has been updated to conform with the White Paper.

The reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO (in thousands):

	2019	2018
Net income attributable to common stockholders	$4,480	$1,813
Add NAREIT defined adjustments:
Real estate depreciation	6,363	6,821
Gain on sale of property from limited partnership	-	(1,610)
Gain on sale of real estate	-	(1,506)
Write down of carrying value relating to demolished property	-	4,907
Amortization of intangibles and deferred costs	2,113	2,278
Funds From Operations (“FFO”), as defined by NAREIT:	12,956	12,703
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	120	(573)
Amortization of other intangible assets	(298)	(361)
Amortization of debt mark to market debt adjustments and financing costs	670	709
Realized gain on limited partnership investment	(71)	-
Stock compensation expense	476	440
AFFO, as defined by GTJ REIT, Inc.	$13,853	$12,918

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

Environmental Matters

As of December 31, 2019, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of December 31, 2019, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties. As of December 31, 2019, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc.

West Hempstead, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. (the “Company”), as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 24, 2020

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(amounts in thousands, except share data)

	2019	2018
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	300,063	297,152
Total real estate, at cost	497,808	494,897
Less: accumulated depreciation and amortization	(64,950)	(55,401)
Net real estate held for investment	432,858	439,496
Cash and cash equivalents	26,853	21,175
Restricted cash	2,232	3,895
Rental income in excess of amount billed	15,253	15,520
Acquired lease intangible assets, net	9,713	11,982
Investment in unconsolidated affiliate	4,096	5,255
Other assets	13,804	10,047
Total assets	$504,809	$507,370
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,332	$361,217
Secured revolving credit facility	40,000	40,000
Accounts payable and accrued expenses	4,306	4,417
Dividends payable	1,353	1,357
Acquired lease intangible liabilities, net	4,120	4,994
Other liabilities	8,049	5,670
Total liabilities	419,160	417,655
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,537,856 and 13,569,664 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	160,308	161,219
Distributions in excess of net income	(109,889)	(107,730)
Total stockholders’ equity	50,420	53,490
Noncontrolling interest	35,229	36,225
Total equity	85,649	89,715
Total liabilities and equity	$504,809	$507,370

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

(amounts in thousands, except share and per share data)

	2019	2018
Revenues:
Rental income	$56,553	$56,901
Total revenues	56,553	56,901
Operating Expenses:
Property operating expenses	12,246	12,319
General and administrative	7,537	7,479
Depreciation and amortization	12,854	13,947
Write down of carrying value relating to demolished property	-	7,489
Total operating expenses	32,637	41,234
Operating income before gain on sale of real estate	23,916	15,667
Gain on sale of real estate	-	2,299
Operating income	23,916	17,966
Interest expense	(17,829)	(18,294)
Equity in earnings of unconsolidated affiliate	166	2,463
Other income	426	297
Net income	6,679	2,432
Less: Net income attributable to noncontrolling interest	2,199	619
Net income attributable to common stockholders	$4,480	$1,813
Net income per common share attributable to common stockholders-basic and diluted earnings per share	$0.33	$0.13
Weighted average common shares outstanding-basic	13,545,242	13,578,515
Weighted average common shares outstanding-diluted	13,582,690	13,599,602

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2019 and 2018

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2018	—	13,594,125	$1	$161,812	$(103,025)	$58,788	$38,798	$97,586
Common stock dividends	—	—	—	—	(6,518)	(6,518)	—	(6,518)
Repurchases – common stock	—	—	—	(1,035)	—	(1,035)	—	(1,035)
Stock-based compensation	—	—	—	672	—	672	—	672
Issuance of shares	—	57,938	—	—	—	—	—	—
Retirement of Shares	—	(82,399)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,422)	(3,422)
Net income	—	—	—	—	1,813	1,813	619	2,432
Reallocation of equity	—	—	—	(230)	-	(230)	230	-
Balance at December 31, 2018	—	13,569,664	1	161,219	(107,730)	53,490	36,225	$89,715
Common stock dividends	—	—	—	—	(6,639)	(6,639)	—	(6,639)
Repurchases – common stock	—	—	—	(1,322)	—	(1,322)	—	(1,322)
Stock-based compensation	—	—	—	728	—	728	—	728
Issuance of shares	—	79,739	—	—	—	—	—	—
Retirement of Shares	—	(111,547)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,512)	(3,512)
Net income	—	—	—	—	4,480	4,480	2,199	6,679
Reallocation of equity	—	—	—	(317)	—	(317)	317	—
Balance at December 31, 2019	—	13,537,856	$1	$160,308	$(109,889)	$50,420	$35,229	$85,649

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

(amounts in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,679	$2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	-	(2,299)
Depreciation	9,641	10,470
Amortization of intangible assets and deferred charges	3,775	4,008
Stock-based compensation	728	672
Rental income in excess of amount billed	284	(922)
Write-down of carrying value related to demolished asset	-	7,489
(Income) from equity investment in unconsolidated affiliate	(166)	(2,463)
Distributions from unconsolidated affiliate	171	1,842
Changes in operating assets and liabilities:
Other assets	(3,939)	(1,546)
Accounts payable and accrued expenses	553	(298)
Other liabilities	2,089	(680)
Net cash provided by operating activities	19,815	18,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(4,538)	(5,123)
Investment in unconsolidated affiliate	-	(5,250)
Proceeds from the disposition of properties, net	-	19,753
Return on capital from unconsolidated affiliate	1,154	1,825
Net cash (used in) provided by investing activities	(3,384)	11,205
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	-	33,000
Loan costs from mortgage notes payable	-	(795)
Proceeds from revolving credit facility	-	19,143
Loan costs from revolving credit facility	(154)	-
Payment of revolving credit facility	-	(15,000)
Payment of mortgage principal	(789)	(42,108)
Repurchases of common stock	(1,322)	(1,035)
Cash distributions to noncontrolling interests	(3,508)	(3,420)
Cash dividends paid	(6,643)	(6,519)
Net cash (used in) financing activities	(12,416)	(16,734)
Net increase in cash, cash equivalents and restricted cash	4,015	13,176
Cash and cash equivalents including restricted cash of $3,895 and $3,471, respectively, at the beginning of period	25,070	11,894
Cash and cash equivalents including restricted cash of $2,232 and $3,895, respectively, at the end of period	$29,085	$25,070
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized of $206 for 2019 and $141 for 2018	$16,819	$17,098
Non-cash expenditures for real estate	$444	$1,121
Cash paid for income taxes	$73	$42

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2019, the Company currently beneficially owns a 65.33% interest in a total of 48 properties consisting of approximately 5.8 million square feet (unaudited) of primarily industrial properties on approximately 389 acres of land (unaudited) in New York, New Jersey, Connecticut and Delaware. At December 31, 2019, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.3 million shares of the Company’s Series B preferred stock.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). For the year ended December 31, 2019, the Company decreased its APIC with an offsetting increase to OP NCI of approximately $0.3 million.

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

Real Estate:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties, including interest expense on development properties, are capitalized. Acquisition related costs are capitalized for asset acquisitions. Additions, renovations, and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset, are charged to operations as incurred.

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. Real estate under development was $5.6 million and $2.6 million as of December 31, 2019 and 2018, respectively, and is included in buildings and improvements on the Company’s balance sheet.

Upon the acquisition of real estate properties, the relative fair value of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) in accordance with GAAP. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions.  The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.6 million and $0.6 million for the years ended December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, approximately $0.8 million and $8.9 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2018, approximately $1.1 million and $10.9 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, approximately $4.1 million and $5.0 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2019, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2020	$660	$1,627
2021	510	1,400
2022	533	1,344
2023	635	1,189
2024	497	903
Thereafter	477	2,442
	$3,312	$8,905

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

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs relating to our revolving credit facility, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the consolidated balance sheets.  If leases are terminated, the unamortized charges are expensed.

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that, based upon the demolition of its property located at 35 Executive Boulevard, Orange, Connecticut, and plans to construct a 41,000 square foot industrial building, an accelerated depreciation of $7.5 million was recorded during 2018.  Management has determined that there was no impairment relating to its remaining long-lived assets during the year ended December 31, 2019.

Reportable Segments:

As of December 31, 2019, the Company primarily operated in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and financial condition. Beginning in 2019, if the Company determines that the collectability of a tenant’s lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the statement of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis.

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

Earnings Per Share:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share.  Stock option awards were included in the computation of diluted earnings per share in 2019 and 2018 because the option awards were dilutive.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash:

Restricted cash includes reserves used to pay real estate taxes, repairs, leasing costs and capital improvements. Restricted cash for prior periods included additional reserves to pay for insurance costs and a construction bond.

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

The Company accounts for income taxes of the taxable subsidiaries under the asset and liability method as required by the provisions of ASC 740-10-30. Under this method, deferred tax assets and liabilities are established based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2019 and 2018, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2019, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

The Tax Cuts and Jobs Act (the “Act”) enacted in 2017 is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The Act may impact certain of our tenants’ operating results, financial condition, and future business plans. There can be no assurance that the Act will not impact our operating results, financial condition, and future business operations.

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

Rental income of $9.5 million, derived from five leases with the City of New York, represented 17% of the Company’s total rental income for the year ended December 31, 2019. Rental income of $9.6 million, derived from five leases with the City of New York, represented 17% of the Company’s total rental income for the year ended December 31, 2018.

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

New Accounting Pronouncements:

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize, at the commencement date, a lease liability for all leases with a term greater than 12 months, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged but updated to align with certain changes to the lessee model and the new revenue recognition standard. In addition, under the new guidance, if the Company determines that collectability of lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the statement of operations. Rental income related to tenants where the collectability of lease payments is not probable will be recorded on a cash basis. The new lease accounting permits companies to utilize certain practical expedients in the implementation of the new standard. The Company has elected to utilize a package of three practical expedients for all leases which includes, (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases; and (iii) not reassessing the amount of capitalized initial direct costs for existing leases. ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that subsequent to adoption, there will be no change in the capitalization of costs as compared to what we have historically capitalized. ASU 2016-02 initially provided for one retrospective transition method for lessors; however, a second transition method was subsequently provided by ASU 2018-11 as described below.

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

  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. As lessor, the Company has more than sixty (60) leases primarily with industrial tenants and a significant majority of its leases are on a triple-net basis. The Company’s leases will continue to be classified as operating leases and the adoption of ASU 2016-02 did not have a material impact on Company’s financial position or results from operations. The Company has elected to use the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the consolidated statement of operations. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company has elected to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease with future lease obligations aggregating to approximately $289,000 and $568,000 as of December 31, 2019 and December 31, 2018, respectively. The Company has recorded a right-of-use asset and corresponding right-of use liability at the present value of the remaining minimum rental payments, based upon an incremental borrowing rate of 5.256%, of approximately $541,000 as of January 1, 2019. The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee. However, in the consolidated statement of operations, tenant reimbursements for the prior reporting period have been included in rental income to conform with the presentation for the current reporting period.

Other Accounting Topics

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

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Balance at beginning of year	$494,897	$522,186
Property disposition	-	(23,625)
Property acquisitions	-	-
Property demolished (1)	-	(9,171)
Improvements, net	2,911	5,507
Balance at end of year	$497,808	$494,897

(1)	Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Balance at beginning of year	$55,401	$55,136
Property disposition	-	(8,462)
Property demolished	-	(1,682)
Depreciation for year	9,549	10,409
Balance at end of year	$64,950	$55,401

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

Piscataway, New Jersey

On February 28, 2018, the Company (through its Operating Partnership) purchased an ownership interest in Two CPS Developers LLC (the “Joint Venture”) for $5.25 million. The Joint Venture owns a 132,650 square foot (unaudited) vacant office building located at 2 Corporate Place South, Piscataway, New Jersey, which was demolished and was replaced with a 150,325 square foot (unaudited) state-of-the-art 36-foot clear industrial building. The Operating Partnership financed the acquisition from funds available from its secured revolving credit facility with Key Bank.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2019	December 31, 2018	Maturity
Hartford Accident & Indemnity Company	5.20%	6,000	6,000	3/1/2020
People’s United Bank	5.23%	2,089	2,171	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	37,937	38,644	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
	Subtotal	366,626	367,415
	Unamortized loan costs	(5,294)	(6,198)
	Total	$361,332	$361,217

People’s United Bank Loan Agreement:

In connection with the acquisition in 2014 of an 84,000 square foot (unaudited) parking lot in Long Island City, Queens, NY, a wholly owned subsidiary of the Operating Partnership entered into a mortgage loan agreement with People’s United Bank in the aggregate amount of $15.5 million.  The loan has a ten-year term and bears interest at 4.18%. Payments for the first seven years are interest only. Payments over the remaining three years of the term are based on a 25-year amortization schedule, with a balloon payment of $14.4 million due at maturity.

American International Group Loan Agreement:

On February 20, 2015, the Operating Partnership refinanced the current outstanding debt on certain properties and placed new financing on others by entering into a loan agreement (the “AIG Loan Agreement”) with American General Life Insurance Company, the Variable Life Insurance Company, The United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

The AIG Loan Agreement provides a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan is a 10-year term loan that requires interest only payments at the rate of 4.05% per annum.  During the period from April 1, 2015, to February 1, 2025, payments of interest only will be payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Operating Partnership’s obligation to pay the interest, principal and other amounts under the Loan Agreement are evidenced by the secured promissory notes executed on February 20, 2015 (the “AIG Notes”). The AIG Notes are secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut.

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

Hartford Accident & Indemnity Loan:

In connection with the April 2014 acquisition of the Windsor Locks, CT property, a wholly owned subsidiary of the Operating Partnership assumed a $9.0 million mortgage that bore interest at 6.07%.  A principal payment of $3.0 million was made in February 2017, and the interest rate was reduced to 5.20%. On February 25, 2020, the Company paid the remaining mortgage balance of $6.0 million from its existing cash balances.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2019, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2020	$8,825
2021	852
2022	1,157
2023	1,573
2024	16,115
Thereafter	338,104
Total	$366,626

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of December 31, 2019 and December 31, 2018 were $40.0 million for both periods which are considered LIBOR-rate loans.

As of December 31, 2019, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board of Directors” or “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2019 and December 31, 2018.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2019, and 2018, the Company had a total of 13,537,856 and 13,569,664 shares issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2019 and 2018:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 22, 2018	March 31, 2018	April 13, 2018	0.10
March 22, 2018	March 31, 2018	April 16, 2018	0.08	(1)
June 7, 2018	June 30, 2018	July 13, 2018	0.10
August 7, 2018	September 30, 2018	October 15, 2018	0.10
November 6, 2018	December 31, 2018	January 14, 2019	0.10
March 18, 2019	March 31, 2019	April 12, 2019	0.09	(2)
March 18, 2019	March 31, 2019	April 15, 2019	0.10
June 5, 2019	June 30, 2019	July 12, 2019	0.10
August 6, 2019	September 30, 2019	October 11, 2019	0.10
November 5, 2019	December 31, 2019	January 10, 2020	0.10

(1)	Represents a supplemental 2017 dividend.
(2)	Represents a supplemental 2018 dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of December 31, 2019, the Company had 1,862,323 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. The stock compensation expense relating to these stock options was approximately $94,000 and $110,000 for the years ended December 31, 2019 and 2018, respectively.

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
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options

The Board of Directors has determined the value of a share of common stock to be $12.70 based on a valuation completed March 13, 2020, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2019 and 2018, the Company’s total stock compensation expense was approximately $728,000 and $672,000, respectively. As of December 31, 2019, there was approximately $836,000 of unamortized stock compensation related to restricted stock.  The cost is expected to be recognized over a weighted average period of 2.5 years.

At December 31, 2019, 210,000 stock options were outstanding, 210,000 of which were exercisable, and 580,464 shares of restricted stock were outstanding, 508,158 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2018	48,135	$11.35
New shares issued through December 31, 2019	79,739	11.60
Vested	(55,568)	11.45
Non-vested shares outstanding as of December 31, 2019	72,306	$11.57

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of December 31, 2019:

Number of Shares
2020	22,478
2021	15,368
2022	11,389
2023	8,571
2024	6,266
2025	4,258
Thereafter	3,976
Total Non-vested Shares	72,306

7. EARNINGS PER SHARE:

Basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. There were 37,448 and 21,087 common share equivalents in 2019 and 2018, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2019 and 2018 (in thousands, except share and per share data):

	2019	2018
Numerator:
Net income attributable to common stockholders	$4,480	$1,813
Denominator:
Weighted average common shares outstanding – basic	13,545,242	13,578,515
Weighted average common shares outstanding – diluted	13,582,690	13,599,602
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.33	$0.13

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification. The firm earned aggregate brokerage cash commissions of approximately $60,000 based on a total lease value of $1,015,000. In January 2014, the new tenant expanded its square footage which resulted in approximately $95,000 of brokerage commissions on the additional lease modification value of $2,100,000. In November 2015, the tenant concluded negotiations to expand its square footage which resulted in approximately $12,000 of brokerage commissions on the additional lease modification value of $200,000. In December 2016, the tenant concluded negotiations to expand its square footage which resulted in approximately $10,000 of brokerage commissions on the additional lease modification value of $332,000. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000. In November 2018, the tenant concluded negotiations to expand its square footage which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner.  The lease agreement expires in 2020 and has a current annual base rent of approximately $289,000 with aggregate lease payments totaling $1.8 million during the term of the lease.

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring an office building in Garden City, NY that was converted to a medical office building. The general partner of Garden 1101 is partially owned by Paul Cooper and Louis Sheinker. The investment is included in investment in unconsolidated affiliate on the consolidated balance sheets. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a gain from unconsolidated affiliate of $2.5 million in 2018. A gain of approximately $108,000 is included in income of unconsolidated affiliate on the consolidated statement of operations for the year ended December 31, 2019.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of December 31, 2019 and 2018, the present value of this obligation was approximately $1.0 million and $1.1 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets.

Environmental Matters:

As of December 31, 2019, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses  approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$26,853	$26,853	$21,175	$21,175
Restricted cash	2,232	2,232	3,895	3,895
Accounts receivable	517	517	415	415
Financial liabilities:
Accounts payable and accrued expenses	$4,306	$4,306	$4,417	$4,417
Secured revolving credit facility	40,000	40,000	40,000	40,000
Mortgage notes payable	366,626	367,856	367,415	358,949
Pension withdrawal liability	996	1,051	1,065	1,054

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2019 and 2018 were approximately $68,000 and $67,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the years ended December 31, 2019 and 2018 were approximately $7,000 and $78,000, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net income	$6,679	$2,432
GAAP net (income) of taxable subsidiaries	(337)	(637)
GAAP net income from REIT operations	6,342	1,795
Operating expense book deductions greater than tax	224	998
Book depreciation in excess of tax depreciation	953	3,757
GAAP amortization of intangibles in excess of tax amortization	1,395	1,721
Straightline rent adjustments	183	(874)
Gain on sale of real estate	-	(4,577)
Write down of carrying value relating to demolished property	-	7,489
(Income) allocable to noncontrolling interest	(3,154)	(3,555)
Estimated taxable income subject to the dividend requirement	$5,943	$6,754

We have determined for income tax purposes that the 2019 regular dividends were considered both ordinary dividends and non-dividend distributions and the 2018 regular dividends were considered both ordinary dividends and capital gain distributions. The total distributions paid in 2019 were the result of cash flow from operations. The total distributions paid in 2018 were the result of cash flow from operations and investing activities.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2019 and 2018. The TRS entities have approximately $20.0 million of net operating loss carry-forwards at December 31, 2019. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2019, under operating leases for the next five years and thereafter are as follows (in thousands):

2020	$45,611
2021	43,071
2022	38,467
2023	35,330
2024	29,154
Thereafter	84,050
Total	$275,683

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2019 and 2018 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2019
Revenues	$14,160	$13,974	$14,351	$14,068
Net income attributable to common stockholders	1,101	815	1,310	1,254
Per common share (basic and diluted)(a)	0.08	0.06	0.10	0.09
2018
Revenues	14,398	14,296	14,042	14,165
Net income (loss) attributable to common stockholders	2,434	665	(2,325)	1,039
Per common share (basic and diluted)(a)	$0.18	$0.05	$(0.17)	$0.08

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

15. SUBSEQUENT EVENTS:

Purchase of Securities

On February 13, 2020, GTJ REIT, Inc. (the “Company”) commenced a self-tender offer to purchase up to 425,531 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), or an aggregate of $4,999,989.25 of Shares, for cash at a purchase price equal to $11.75 per Share.  The offer is scheduled to expire at 12:00 midnight, New York City Time, on March 31, 2020.  The Company’s share redemption program (“SRP”) has been temporarily suspended during this offer as required by Securities and Exchange Commission (“SEC”) rules.  No repurchases will be made under the SRP during the offer and for ten (10) business days thereafter.  Redemption requests that are submitted through the SRP during the offer and for ten (10) business days thereafter will not be accepted for consideration.

Recently, the outbreak of a novel strain of coronavirus (COVID-19) has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of COVID-19. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 17, 2020:

Name	Age	Position
Paul Cooper	59	Chairman of the Board, CEO and Class II Director
Louis Sheinker	58	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	64	Chief Financial Officer and Treasurer
Douglas Cooper	73	Class I Director
John Leahy	77	Class III Director
Stanley Perla	76	Class II Director
Donald Schaeffer	69	Class III Director
David Jang	59	Class I Director
Brandon Konigsberg	49	Class III Director

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

Brandon Konigsberg has been a director of the Company since October 2019. Mr. Konigsberg currently serves as Managing Director at JP Morgan Chase & Co., a global financial services firm, and has served in various roles at JP Morgan Chase & Co. since 1996, including Human Resources, Treasury and Chief Investment Officer, and J.P. Morgan Securities (formerly Bear Stearns Private Client Services). Mr. Konigsberg has been a business and functional CFO and has held senior management roles in the Treasury function. Prior to joining JP Morgan Chase & Co., Mr. Konigsberg was an auditor at Goldstein, Golub and Kessler, PC. He brings to the Board his broad experience driving financial and operational strategy, management and discipline. He received a Bachelor of Arts in Accounting from University of Albany and a Master’s degree in Business Administration from New York University Stern School of Business. Mr. Konigsberg is deemed an independent director.

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

Our Board currently consists of eight directors:  Paul Cooper, Louis Sheinker, Douglas Cooper, John Leahy, Stanley Perla, Donald Schaeffer, David Jang and Brandon Konigsberg.  Directors are elected at each annual meeting of stockholders. We have a staggered Board.  Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2020 or until their successors are elected and qualified. Class III directors, Messrs. Schaeffer and Leahy, have a term expiring at the annual stockholders meeting in 2021 or until their successors are elected and qualified. Class III director, Mr. Konigsberg, has a term expiring at the annual stockholders meeting in 2020 or until his successor is elected and qualified. Class I directors, which are Messrs. D. Cooper and Jang, have a term expiring at the annual stockholders meeting in 2022 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held seven meetings during 2019.  Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2019 annual meeting of stockholders, all members of the Board as of the date of the annual meeting attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board.

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

During the year ended December 31, 2019, the Audit Committee held four meetings.

Compensation Committee

We have a Compensation Committee comprised of three members: Messrs. Leahy, Schaeffer and Jang.  All members of the committee are deemed independent directors under NASDAQ stock market standards. Mr. Schaeffer is designated as Chairman. The Compensation Committee establishes compensation policies and programs for our directors, executive officers and other senior employees. The Compensation Committee and the Board use data, showing current and historic elements of compensation, when reviewing executive and director compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate, to the extent permitted by applicable law, duties and responsibilities to subcommittees or an executive officer. The Committee may retain and receive advice, in its sole discretion, from compensation consultants.  None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. The Compensation Committee has adopted a charter, which details the principal functions of the Compensation Committee.

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

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for the years ended December 31, 2019 and December 31, 2018, was approximately $30,000 and $28,000, respectively.

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

On June 5, 2019 the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation.  Based upon this presentation, the Compensation Committee approved increasing the Board compensation from a cash retainer of $30,000 per year to $35,000 effective as of the date of the 2019 annual meeting of the Company’s stockholders.  All committee meeting fees would remain the same at $500 per meeting and Board meeting fees would remain the same at $1,000 per meeting.  At a Board meeting held on June 5, 2019, the Board accepted the recommendation of the Compensation Committee and approved the revisions to the compensation of the independent directors.

During the year ended December 31, 2019, the Compensation Committee held one meeting.

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

Code of Business Conduct and Ethics

Our Board has adopted an Amended and Restated Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our principal executive officer and principal financial officer. A copy of the Amended and Restated Code of Business Conduct and Ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2019 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2019	$650,000	$600,000	$349,995	$—	$99,310	(1)(2)(3)	$1,699,305
	2018	$650,000	$550,000	$249,997	$—	$111,312	(1)(2)(3)	$1,561,309
Louis Sheinker, President, Chief Operating Officer and Secretary	2019	$600,000	$600,000	$349,995	$—	$104,522	(1)(2)(3)	$1,654,517
	2018	$600,000	$550,000	$249,997	$—	$121,736	(1)(2)(3)	$1,521,733
Stuart Blau, Chief Financial Officer and Treasurer	2019	$300,000	$100,000	$49,996	$—	$33,725	(1)(2)	$483,721
	2018	$300,000	$—	$—	$—	$20,392	(1)(2)	$320,392

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums, health care reimbursement and medical insurance premiums.
(3)	Includes auto allowance.
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

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2019:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/5/2019	30,172	$349,995
Louis Sheinker, Chief Operating Officer, President and Secretary	6/5/2019	30,172	$349,995
Stuart Blau, Chief Financial Officer and Treasurer	6/5/2019	4,310	$49,996

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2019:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2019	19,121	221,803	—	—
	2018	9,188	107,046	—	—
	2017	4,987	57,844	—	—
	2016	1,147	11,927	—	—
	2015	119	1,111	—	—
Louis Sheinker	2019	19,121	221,803	—	—
	2018	9,188	107,046	—	—
	2017	4,987	57,844	—	—
	2016	1,147	11,927	—	—
	2015	119	1,111	—	—
Stuart Blau	2019	3,182	36,910	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2019:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price(1)	Option Expiration Date(2)
Paul Cooper, Chairman and Chief Executive Officer	100,000	—	—	$10.40	November 2026
Louis Sheinker, Chief Operating Officer, President and Secretary	100,000	—	—	$10.40	November 2026

(1)	Fair market value of shares on the date of grant.
(2)	10 years from the date of grant.

Option Exercises and Stock Vested:

Options issued pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper and 50,000 shares were purchased on May 31, 2017. No options were exercised by our named executive officers in 2019.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2019.

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

2019 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On June 5, 2019, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2018 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $450,000 cash bonus and a $200,000 restricted stock bonus under the 2017 Plan.  The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2018 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s bonuses since the performance benchmarks were exceeded.  The Compensation Committee approved increasing the cash bonus award by $150,000 each, for a total cash bonus of $600,000 to each of Messrs. P. Cooper and L. Sheinker and approved increasing the restricted stock bonus by $150,000 each, for a total equity bonus of $350,000 to each of Messrs. P. Cooper and L. Sheinker.

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

2019 Bonuses Paid Under the S. Blau Employment Letter

On June 5, 2019, the Compensation Committee discussed the performance of Mr. Blau and the Company’s profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to entitle the executive to a $100,000 cash bonus and a $50,000 restricted stock bonus under the 2017 Plan.

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2019:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
John Leahy	42,750	34,997	—	—	—	77,747
Stanley Perla	46,250	34,997	—	—	—	81,247
Donald Schaeffer	44,750	34,997	—	—	—	79,747
Harvey Schneider	30,000	—	—	—	—	30,000
Douglas Cooper	40,250	34,997	—	—	—	75,247
David Jang	39,250	34,997	—	—	—	74,247
Brandon Konigsberg	—	—	—	—	—	—

Our non-officer Directors received the following forms of compensation for 2019:

•

Annual Retainer. Our Directors receive an annual retainer of $35,000 effective July 1, 2019. Each independent director who serves as chairman of the Audit Committee is paid an additional fee of $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $3,000 per year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2019, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2019.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(6)
Paul Cooper (1)	342,997	2.5%
Louis Sheinker (2)	234,747	1.7%
Douglas Cooper (3)	205,094	1.5%
John Leahy (4)	21,973	*
Donald Schaeffer (4)	21,973	*
Stanley Perla (4)	17,955	*
David Jang (5)	5,807	*
Stuart Blau (5)	4,310	*
Brandon Konigsberg	—	*
All Executive Officers and Directors as a Group	854,856	6.2%

*	Represents less than 1.0% of our outstanding common stock.
(1)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan, 179,369 restricted shares granted under the 2007 Plan, and 51,631 restricted shares granted under the 2017 Plan.
(2)	Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan, balance represents restricted shares granted under the 2007 Plan and the 2017 Plan.
(3)	Includes 74,695 restricted shares granted under the 2007 Plan and 6,021 restricted shares granted under the 2017 Plan.
(4)	Restricted shares granted under the 2007 Plan and the 2017 Plan.
(5)	Restricted shares granted under the 2017 Plan.
(6)	Based on 13,537,856 shares outstanding as of December 31, 2019.

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

The following information is provided as of December 31, 2019, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	210,000	$10.44	879,618	—
Equity compensation plans approved by security holders (2)	—	—	137,677	1,862,323
Equity compensation plans not approved by security holders	—	—	—	—
Total	210,000	$10.44	1,017,295	1,862,323

(1)	This equity compensation is under the 2007 Plan.
(2)	This equity compensation is under the 2017 Plan.

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

Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, have a lease agreement with the Company expiring in 2020 for office and storage space at an initial base rent of approximately $238,000 and has a current base rent of approximately $289,000 with aggregate lease payments totaling approximately $1.8 million.

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring a 90,000 square foot office building in Garden City, NY that was converted to a medical office building. The general partner of Garden 1101 is partially owned by Paul Cooper and Louis Sheinker. The investment is included in investment in unconsolidated affiliate on the consolidated balance sheets. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a realized gain from unconsolidated affiliate of $2.5 million in 2018. A realized gain of approximately $108,000 is included in income of unconsolidated affiliate on the consolidated statement of operations for the year ended December 31, 2019.

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

Director Independence

Our Board of Directors currently consists of eight members. As of January 1, 2020, five of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 9, 2019, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2019 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2019 and 2018 for professional services rendered by BDO USA, LLP in the following categories:

	2019	2018
Audit fees	$427,459	$414,797
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—
Total	$427,459	$414,797

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.  In 2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for the years ended December 31, 2019 and December 31, 2018 were $56,000 and $56,000, respectively.

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

10.59	Form of Joinder Agreement (Incorporated by reference to Exhibit 10.135 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.60

Form of Assignment and Acceptance Agreement (Incorporated by reference to Exhibit 10.136 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.61

Executive Employment Agreement by and between Paul Cooper and the Company (Incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.62

Amendment No. 1 to Employment Agreement, dated July 10, 2018, by and between the Company and Paul Cooper (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.63

Executive Employment Agreement by and between Louis Sheinker and the Company (Incorporated by reference to Exhibit 10.138 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.64

Amendment No. 1 to Employment Agreement, dated July 10, 2018, by and between the Company and Louis Sheinker (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.65	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.66

Severance Agreement and General Release, dated November 13, 2017, by and between the Company and Ben Zimmerman (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.67

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.68

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

10.72

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

10.75

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2019
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	G	3,416	9,972	375	3,416	10,347	13,763	2,070	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	D	3,237	572	—	3,237	572	3,809	100	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	D	3,008	7,097	—	3,008	7,097	10,105	1,279	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	G	2,275	7,822	306	2,275	8,128	10,403	1,534	1996	1/17/2013
36 Midland Ave, Port Chester, NY	D	2,428	6,409	391	2,428	6,800	9,228	1,331	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	D	5,390	16,463	320	5,390	16,783	22,173	3,069	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	D	827	1,916	—	827	1,916	2,743	381	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	D	948	2,265	—	948	2,265	3,213	443	1986	1/17/2013
8 Slater Street, Port Chester, NY	D	1,997	4,640	413	1,997	5,053	7,050	1,078	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	D	8,907	117	4,284	8,907	4,401	13,308	3,668	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	D	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	D	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	D	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	D	38,210	937	2,343	38,210	3,280	41,490	3,146	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	D	14,506	323	1,168	14,637	1,360	15,997	1,123	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	A	26,678	98	214	26,678	312	26,990	111	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	F	3,304	6,469	-	3,304	6,469	9,773	1,581	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	F	4,751	27,906	-	4,751	27,906	32,657	2,020	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	D	786	422	—	786	422	1,208	107	1980	3/26/2007
Total NY:		144,202	98,038	12,768	144,333	110,675	255,008	30,605
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	D	2,275	12,538	696	2,275	13,234	15,509	2,575	1986	1/17/2013
200 American Road, Morris Plains, NJ	D	725	5,361	50	725	5,411	6,136	1,015	2004	1/17/2013
300 American Road, Morris Plains, NJ	G	1,466	6,628	47	1,466	6,675	8,141	1,279	1987	1/17/2013
400 American Road, Morris Plains, NJ	D	1,724	9,808	345	1,724	10,153	11,877	2,071	1990	1/17/2013
500 American Road, Morris Plains, NJ	G	1,711	8,111	—	1,711	8,111	9,822	1,539	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ		1,898	1,402	5,830	1,898	7,232	9,130	970	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	E	790	1,937	75	790	2,012	2,802	313	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	E	1,780	8,999	179	1,780	9,178	10,958	1,199	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	E	6,187	18,855	-	6,187	18,855	25,042	2,724	2004	3/13/2015
4 Corporate Place, Piscataway, NJ	E	2,145	1,744	144	2,145	1,888	4,033	383	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	E	2,666	4,381	-	2,666	4,381	7,047	802	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	F	1,176	5,357	-	1,176	5,357	6,533	659	1966	7/27/2017
Office/Data Center:
25 Corporate Place, Piscataway, NJ	E	2,269	8,343	-	2,269	8,343	10,612	1,245	1985	3/13/2015
Total NJ:		26,812	93,464	7,366	26,812	100,830	127,642	16,774
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT		833	867	3,235	833	4,102	4,935	883	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	D	2,660	4,807	250	4,156	5,057	9,213	1,181	1973	1/17/2013
15 Progress Drive, Shelton, CT	C	984	3,411	—	984	3,411	4,395	719	1980	1/17/2013

33 Platt Road, Shelton, CT	D	3,196	5,402	—	3,196	5,402	8,598	1,909	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	D	1,551	3,524	48	1,551	3,572	5,123	686	1946	1/17/2013
12 Cascade Blvd, Orange, CT	D	1,688	3,742	2	1,688	3,744	5,432	678	1987	1/17/2013
15 Executive Blvd., Orange, CT	D	1,974	5,357	1,027	1,974	6,384	8,358	1,568	1983	1/17/2013
25 Executive Blvd., Orange, CT	D	438	1,481	59	438	1,540	1,978	268	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	D	1,462	2,915	575	1,462	3,490	4,952	766	1989	1/17/2013
269 Lambert Rd, Orange, CT	D	1,666	3,516	230	1,666	3,746	5,412	909	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	B	1,572	11,797	60	1,572	11,857	13,429	2,855	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—	5,678	200	5,678	5,878	293	2018	4/8/2014
4 Meadow Street, Norwalk, CT	D	856	3,034	530	856	3,564	4,420	687	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	D	2,456	8,658	415	2,456	9,073	11,529	1,542	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	D	1,080	8,909	(4,407)	1,080	4,502	5,582	-	2020	1/17/2013
Total CT:		22,616	67,420	7,702	24,112	75,122	99,234	14,944
Delaware
Industrial:
300 McIntire Drive, Newark, DE	F	2,488	13,033	403	2,488	13,436	15,924	2,627	1999	6/1/2016
Total DE:		2,488	13,033	403	2,488	13,436	15,924	2,627
Grand Total:		196,118	271,955	28,239	197,745	300,063	497,808	64,950

(1) Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.

Lender	Principal Outstanding
A—People’s United Bank	$15,500
B—Hartford Accident	6,000
C—People’s United Bank	2,089
D—American International Group	233,100
E—Allstate Corporation	37,937
F—United States Life Insurance Company	39,000
G—United States Life Insurance Company	33,000
Total	$366,626

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 24, 2020	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2020

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 24, 2020

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2020

/s/ Douglas A. Cooper Douglas A. Cooper	Director	March 24, 2020

/s/ David Jang David Jang	Director	March 24, 2020

/s/ Brandon Konigsberg Brandon Konigsberg	Director	March 24, 2020

/s/ John J. Leahy John J. Leahy	Director	March 24, 2020

/s/ Stanley R. Perla Stanley R. Perla	Director	March 24, 2020

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 24, 2020