Form 10-Q
period 2020-03-31
GTJ REIT, INC.
filed 2020-05-08
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,537,856 shares of common stock as of May 5, 2020.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	300,546	300,063
Total real estate, at cost	498,291	497,808
Less: accumulated depreciation and amortization	(67,337)	(64,950)
Net real estate held for investment	430,954	432,858
Cash and cash equivalents	40,457	26,853
Restricted cash	2,401	2,232
Rental income in excess of amount billed	15,848	15,253
Acquired lease intangible assets, net	9,253	9,713
Investment in unconsolidated affiliate	4,119	4,096
Other assets	13,234	13,804
Total assets	$516,266	$504,809
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$363,523	$361,332
Secured revolving credit facility	50,000	40,000
Accounts payable and accrued expenses	4,477	4,306
Dividends payable	2,708	1,353
Acquired lease intangible liabilities, net	3,902	4,120
Other liabilities	8,065	8,049
Total liabilities	432,675	419,160
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,537,856 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	160,388	160,308
Distributions in excess of net income	(111,249)	(109,889)
Total stockholders’ equity	49,140	50,420
Noncontrolling interest	34,451	35,229
Total equity	83,591	85,649
Total liabilities and equity	$516,266	$504,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2020	2019
Revenues:
Rental income	$14,317	$14,160
Total revenues	14,317	14,160
Operating Expenses:
Property operating expenses	2,965	3,069
General and administrative	1,891	1,836
Depreciation and amortization	3,170	3,284
Total operating expenses	8,026	8,189
Operating income	6,291	5,971
Interest expense	(4,327)	(4,476)
Equity in earnings of unconsolidated affiliate	23	77
Other income	20	55
Net income	2,007	1,627
Less: Net income attributable to noncontrolling interest	659	526
Net income attributable to common stockholders	$1,348	$1,101
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.10	$0.08
Weighted average common shares outstanding – basic	13,537,856	13,569,664
Weighted average common shares outstanding – diluted	13,575,304	13,590,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2020	$—	13,537,856	$1	$160,308	$(109,889)	$50,420	$35,229	$85,649
Common stock dividends	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Stock-based compensation	—	—	—	80	—	80	—	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,437)	(1,437)
Net income	—	—	—	—	1,348	1,348	659	2,007
Balance at March 31, 2020	$—	13,537,856	$1	$160,388	$(111,249)	$49,140	$34,451	$83,591

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2019	$—	13,569,664	$1	$161,219	$(107,730)	$53,490	$36,225	$89,715
Common stock dividends	—	—	—	—	(2,578)	(2,578)	—	(2,578)
Stock-based compensation	—	—	—	88	—	88	—	88
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,357)	(1,357)
Net income	—	—	—	—	1,101	1,101	526	1,627
Balance at March 31, 2019	$—	13,569,664	$1	$161,307	$(109,207)	$52,101	$35,394	$87,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,007	$1,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,403	2,445
Amortization of intangible assets and deferred charges	885	992
Stock-based compensation	80	88
Rental income in excess of amount billed	(590)	58
Distributions from unconsolidated affiliate	—	77
Income from equity investment in unconsolidated affiliate	(23)	(77)
Changes in operating assets and liabilities:
Other assets	69	499
Accounts payable and accrued expenses	442	365
Other liabilities	(639)	(192)
Net cash provided by operating activities	4,634	5,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(754)	(697)
Net cash used in investing activities	(754)	(697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	8,400	—
Loan costs from mortgage notes payable	(232)	—
Proceeds from revolving credit facility	10,000	—
Payment of mortgage principal	(6,202)	(194)
Cash distributions to noncontrolling interests	(719)	(714)
Cash dividends paid	(1,354)	(1,357)
Net cash provided by (used in) financing activities	9,893	(2,265)
Net increase in cash and cash equivalents	13,773	2,920
Cash and cash equivalents including restricted cash of $2,232 and $3,895, respectively, at the beginning of period	29,085	25,070
Cash and cash equivalents including restricted cash of $2,401 and $4,728, respectively, at the end of period	$42,858	$27,990
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $54 for 2020 and $66 for 2019	$4,110	$4,215
Non-cash expenditures for real estate	$173	$1,391
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$214	$478
Cash paid for income taxes	$11	$16

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2020, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.3 million shares of the Company’s Series B preferred stock.

As of March 31, 2020, the Operating Partnership owned and operated 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed state-of-the-art industrial building in Piscataway, New Jersey.

The Company considered the impact of COVID-19 on the assumptions and estimates used in these financial statements and determined that there were no material adverse impacts on the Company's results of operations and financial position at March 31, 2020. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2019, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 24, 2020, and other public information.

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the three months ended March 31, 2020, there were no redemptions of Company shares, and therefore, no reallocation was required.

Use of Estimates:

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these condensed consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include the useful lives of long-lived assets including property, equipment and intangible assets, impairment of assets, collectability of receivables, contingencies, stock-based compensation, and fair value of assets and liabilities acquired in business combinations.

Reclassification:

None of the prior year amounts have been reclassified for consistency with the current year presentation.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. Real estate under development was $5.7 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively, and is included in buildings and improvements on the Company’s balance sheet.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.2 million and $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, above-market and in-place leases of approximately $0.8 million and $8.5 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2019, above-market and in-place leases of approximately $0.8 million and $8.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2020, and December 31, 2019, approximately $3.9 million and $4.1 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2020, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2020 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2020	$495	$1,220
2021	510	1,400
2022	533	1,344
2023	635	1,189
2024	497	903
2025	148	733
Thereafter	329	1,709
	$3,147	$8,498

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for the three months ended March 31, 2020 and 2019, respectively.

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

Asset Impairment:

   Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at March 31, 2020.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, relating to our revolving credit facility, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the consolidated balance sheets.  If leases are terminated, the unamortized charges are expensed.

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

Restricted Cash:

Restricted cash includes reserves used to pay real estate taxes, repairs, leasing costs and capital improvements. Restricted cash for prior periods included an additional reserve to pay for insurance costs and a construction bond.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of March 31, 2020, and December 31, 2019, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2020, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the three months ended March 31, 2020, rental income of $2.4 million derived from five leases with the City of New York represents approximately 17% of the Company’s rental income.

Stock-Based Compensation:

The Company has a stock-based compensation plan which is described below in Note 5. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC Topic 718, share-based compensation cost is measured at the grant date or service-inception date (if it precedes the grant date), based on the fair value of the award. Share-based compensation is expensed at the grant date (for awards or portion of awards that vested immediately), or ratably over the respective vesting periods, determined from the start of the grant date or service-inception date through the date of vesting.

New Accounting Pronouncements:

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize, at the commencement date, a lease liability for all leases with a term greater than 12 months, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged but updated to align with certain changes to the lessee model and the new revenue recognition standard. In addition, under the new guidance, if the Company determines that collectability of lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the statement of operations. Rental income related to tenants where the collectability of lease payments is not probable will be recorded on a cash basis. The new lease accounting permits companies to utilize certain practical expedients in the implementation of the new standard. The Company has elected to utilize a package of three practical expedients for all leases which includes, (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases; and (iii) not reassessing the amount of capitalized initial direct costs for existing leases. ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. Subsequent to adoption, there was no change in the capitalization of costs as compared to what we have historically capitalized. ASU 2016-02 initially provided for one retrospective transition method for lessors; however, a second transition method was subsequently provided by ASU 2018-11 as described below.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which amended ASU 2016-02 to provide entities with an additional optional transition method to adopt ASU 2016-02. ASU 2018-11 simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the financial statements. In addition, ASU 2018-11 provides a practical expedient, by class of underlying asset, that permits lessors to make a policy election not to separate non-lease components from the associated lease component, and, instead, to account for those components as a single component if the non-lease components would otherwise be accounted for under the new revenue guidance (Topic 606). If certain conditions are met, the single component is to be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant.

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

  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. As lessor, the Company has more than sixty (60) leases primarily with industrial tenants and a significant majority of its leases are on a triple-net basis. The Company’s leases will continue to be classified as operating leases and the adoption of ASU 2016-02 did not have a material impact on Company’s financial position or results from operations. The Company has elected to use the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the consolidated statement of operations. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company has elected to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease with future lease obligations aggregating to approximately $218,000 and $289,000 as of March 31, 2020 and December 31, 2019, respectively. The Company has recorded a right-of-use asset and corresponding right-of use liability at the present value of the remaining minimum rental payments, based upon an incremental borrowing rate of 5.256%, of approximately $541,000 as of January 1, 2019. The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee. However, in the consolidated statement of operations, tenant reimbursements for the prior reporting period have been included in rental income to conform with the presentation for the current reporting period.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of March 31, 2020, under operating leases for the remainder of 2020, the next five years, and thereafter are as follows (in thousands):

Remainder of 2020	$34,682
2021	45,300
2022	40,762
2023	35,344
2024	29,168
2025	26,490
Thereafter	57,623
Total	$269,369

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

.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2020	December 31, 2019	Maturity
Hartford Accident & Indemnity Company	5.20%	$-	$6,000	3/1/2020
People’s United Bank	5.23%	2,068	2,089	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	37,756	37,937	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	-	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	-	4/1/2030
	Subtotal	368,824	366,626
	Unamortized loan costs	(5,301)	(5,294)
	Total	$363,523	$361,332

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

Transamerica Life Insurance Company Loan Agreement:

On March 24, 2020, two wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with Transamerica Life Insurance Company. The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $8.4 million. The loan is evidenced by secured promissory notes.  Each note is made by one of the borrowers and the combined principal amounts of the notes are equal to the amount of the loan.

The term of each note is ten (10) years and requires (i) interest-only payments at the rate of 3.45% per annum on the principal balance of the note until April 1, 2022 and (ii) principal and interest payments (amortized over a 25-year period commencing at the end of the interest-only period) from May 1, 2022 through March 1, 2030.  The entire principal balance of each note is due and payable on April 1, 2030, the loan maturity date.  Subject to the terms of the loan agreement, each note may be prepaid in whole upon not less than 30 days’ prior written notice to the lender.  Subject to certain exceptions, upon prepayment, the borrowers must remit a prepayment premium equal to the greater of (i) 1% of the prepayment amount and (ii) a yield protection amount calculated in accordance with the terms of the notes. If a default exists, the outstanding principal balance of the notes shall, at the option of the lender, bear interest at a rate equal to the lesser of (i) 10% per annum over the note rate and (ii) the highest rate of interest permitted to be paid or collected by applicable law with respect to the loan. The notes contain other terms and provisions that are customary for instruments of this nature.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of March 31, 2020, the Company was in compliance with all covenants.

The mortgage notes payable are collateralized by certain properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of March 31, 2020, scheduled principal repayments for the remainder of 2020, the next five years and thereafter are as follows (in thousands):

Remainder of 2020	$2,623
2021	852
2022	1,300
2023	1,794
2024	16,343
2025	267,878
Thereafter	78,034
Total	$368,824

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

Loans drawn down by the Operating Partnership under the facility will need to specify, at the Operating Partnership’s option, whether they are base-rate loans or LIBOR-rate loans. The base-rate loans initially bore a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps); plus (ii) 200 to 250 bps, depending on the overall leverage of the properties. The LIBOR-rate loans initially bore interest at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility will be evidenced by separate promissory note(s). The Operating Partnership agreed to pay to Key Bank a facility unused fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank has the right to reduce the amount of loan commitments under the facility provided that, among other things, they give an advance written notice of such reductions and that in no event the total commitment under the facility is less than $25.0 million. The Operating Partnership may at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan will then bear interest as a base-rate loan or a LIBOR-rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Operating Partnership may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, will also be evidenced by separate promissory note(s).

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

On March 27, 2020, the Operating Partnership drew down $10.0 million under the secured revolving credit facility with Key Bank. The Operating Partnership increased its borrowings under the secured revolving credit facility with Key Bank as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of March 31, 2020, and December 31, 2019 were $50.0 million and $40.0 million, respectively, which are considered LIBOR-rate loans.

As of March 31, 2020, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2020, or December 31, 2019.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2020, and December 31, 2019, the Company had a total of 13,537,856 shares issued and outstanding.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2020:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 17, 2020	March 31, 2020	April 15, 2020	$0.10	(1)
March 17, 2020	March 31, 2020	April 17, 2020	$0.10

(1)	This represents a 2019 supplemental dividend.

The cash flows from operations were sufficient to pay the dividends declared and paid to date in 2020.

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

On March 17, 2020, the Board unanimously approved the Company’s annual valuation as of December 31, 2019.  The annual valuation resulted in an adjustment to the redemption price under the Program from $13.58 to $13.99 per share. The redemption price of $13.99 per share will be effective until such time as the Board determines a new estimated per share Net Asset Value (“NAV”). Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

On March 27, 2020, the Company’s Board unanimously approved suspending repurchases under the Program effective as of May 1, 2020.  The Board determined that it was in the best interests of the Company to suspend the Program in order to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.  The Board will reassess the Company’s ability to recommence the Program in future periods and will notify stockholders of any such recommencement.  Any unprocessed requests will automatically roll over to be considered for repurchase when the Company reopens the Program, unless such requests are withdrawn in accordance with the terms of the Program.

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

On February 13, 2020, the Company commenced a self-tender offer to purchase up to 425,531 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $11.75 per share.  On March 30, 2020, the Company  announced that it had terminated the offer as a result of conditions to the offer not having been satisfied resulting from the COVID-19 pandemic.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of March 31, 2020, the Company had 1,862,323 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the three months ended March 31, 2020, there was no stock compensation expense relating to these stock options as these options have fully vested. For the three months ended March 31, 2019, the stock compensation expense relating to these stock options was approximately $27,000.

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

The Board of Directors has determined the value of a share of common stock to be $12.70 based on a valuation completed on March 13, 2020, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three months ended March 31, 2020 and 2019, the Company’s total stock compensation expense was approximately $80,000 and $88,000, respectively. As of March 31, 2020, there was approximately $756,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years.

As of March 31, 2020, there were 210,000 stock options that are outstanding, 210,000 of which are exercisable, and 580,464 shares of restricted stock are outstanding, of which 515,224 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2019	72,306	$11.57
Vested	(7,066)	$11.42
Non-vested shares outstanding as of March 31, 2020	65,240	$11.59

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of March 31, 2020:

Number of Shares
Remainder of 2020	15,412
2021	15,368
2022	11,389
2023	8,571
2024	6,266
2025	4,258
Thereafter	3,976
Total Non-vested Shares	65,240

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 37,448 and 21,087 common share equivalents in the three months ended March 31, 2020 and 2019, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income attributable to common stockholders	$1,348	$1,101
Denominator:
Weighted average common shares outstanding – basic	13,537,856	13,569,664
Weighted average common shares outstanding – diluted	13,575,304	13,590,751
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.10	$0.08

7. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties.  In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and subsequent lease modification and the firm earning brokerage cash commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $45,000 of brokerage commissions on the additional future lease payments of approximately $4,500,000.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, NY, are leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. This lease agreement expires on December 31, 2020 and has a current annual base rent of $289,000 with aggregate lease payments totaling $1.8 million.

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that was subsequently converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a realized gain from unconsolidated affiliate of $2.5 million in 2018. A gain of approximately $77,000 is included in equity in earnings of unconsolidated affiliate on the consolidated statement of operations for the three months ended March 31, 2019.

8. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2020, and December 31, 2019, the remaining liability was approximately $1.0 million and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of March 31, 2020, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. We believe each of the six sites remain in compliance with existing local, state and federal obligations.

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

       The fair values of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$40,457	$40,457	$26,853	$26,853
Restricted cash	2,401	2,401	2,232	2,232
Rent and other receivables	717	717	517	517
Financial liabilities:
Accounts payable and accrued expenses	$4,477	$4,477	$4,306	$4,306
Secured revolving credit facility	50,000	50,000	40,000	40,000
Mortgage notes payable	368,824	394,297	366,626	367,856
Pension withdrawal liability	979	1,108	996	1,051

10. SUBSEQUENT EVENTS

COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its tenants and business partners. While the effects of the COVID-19 pandemic did not significantly impact the Company’s operating results for the three months ended March 31, 2020, the Company is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.  These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Certain states and cities, including where we own properties and where our principal place of business is located, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown.

In April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has elected not to apply for a Paycheck Protection Program loan and is actively monitoring the impact that the CARES Act may have. Currently, the Company determined that there was no impact on its financial condition, results of operations and cash flows as of March 31, 2020.  The Company is unable to determine the impact that the CARES Act will have on its future financial condition, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part II, Item IA of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2020, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of March 31, 2020, our properties were 94% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2019, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2020, there were no material changes to these policies.

Recent Developments:

Impact of COVID-19:

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within New York, New Jersey, Connecticut, Delaware and elsewhere to institute quarantines, “shelter in place” rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. We continue to monitor our operations and government recommendations and have made modifications to our normal operations, including having our employees work remotely.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments. We continue to evaluate the relief options available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the relief options contain restrictions on future business activities, including ability to repurchase shares and pay dividends, that require careful evaluation and consideration. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve.

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures.  To bolster liquidity, we increased our cash and cash equivalents to $40.5 million as of March 31, 2020, by drawing down $10.0 million under the revolving credit facility with Key Bank and completing a secured financing transaction for $8.4 million.  We took these proactive steps to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

The effects of the COVID-19 pandemic did not significantly impact our operating results for the three months ended March 31, 2020.  However, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given our concentration in the Northeast United States, our entire portfolio could remain subject to quarantines, “shelter in place” rules, and various other restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  For more information, see Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q.

The comparability of the Company’s results of operations for the three months ended March 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Tender Offer:

On February 13, 2020, the Company commenced a self-tender offer to purchase up to 425,531 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $11.75 per share.  On March 30, 2020, the Company filed an amendment to its Schedule TO and a Current Report on Form 8-K with the SEC to announce that it had terminated the offer as a result of conditions to the offer not having been satisfied resulting from the COVID-19 pandemic.

Share Redemption Program:

On March 27, 2020, the Company’s board of directors unanimously approved suspending repurchases under the Program effective as of May 1, 2020.  The Board determined that it was in the best interests of the Company to suspend the Program in order to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.  The Board will reassess the

Company’s ability to recommence the Program in future periods and will notify stockholders of any such recommencement.  Any unprocessed requests will automatically roll over to be considered for repurchase when the Company reopens the Program, unless such requests are withdrawn in accordance with the terms of the Program.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$14,317	$14,160	$157	1%
Total revenues	14,317	14,160	157	1%
Operating Expenses:
Property operating expenses	2,965	3,069	(104)	(3%)
General and administrative	1,891	1,836	55	3%
Depreciation and amortization	3,170	3,284	(114)	(3%)
Total operating expenses	8,026	8,189	(163)	(2%)
Operating income	6,291	5,971	320	5%
Interest expense	(4,327)	(4,476)	(149)	(3%)
Equity in earnings of unconsolidated affiliate	23	77	(54)	(70%)
Other income	20	55	(35)	(64%)
Net income	2,007	1,627	380	23%
Less: Net income attributable to noncontrolling interest	659	526	133	25%
Net income attributable to common stockholders	$1,348	$1,101	$247	22%

Revenues

Total revenues increased approximately $0.1 million, or 1%, to $14.3 million for the three months ended March 31, 2020 from $14.2 million for the three months ended March 31, 2019. The increase is primarily due to increased rental income attributable to higher tenant occupancy in the first quarter of 2020, partially offset by a decrease in tenant reimbursements in the first quarter of 2020.

Operating Expenses

Operating expenses of $8.0 million for the three months ended March 31, 2020 decreased $0.2 million, or 2%, from $8.2 million for the three months ended March 31, 2019. The decrease is mainly attributable to a decrease in property operating expenses and depreciation and amortization during the first quarter of 2020.

Interest Expense

Interest expense decreased $0.1 million, or 3%, to $4.3 million for the three months ended March 31, 2020 from approximately $4.4 million for the three months ended March 31, 2019. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank during the first quarter of 2020 compared to the first quarter of 2019.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. As discussed above, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located.  As a result, the Company has received certain rent relief requests, most often in the form of rent deferral requests. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements. The impact of the COVID-19 pandemic on our rental revenue and cash from operations for the second quarter of 2020 and thereafter cannot, however, be determined at present.

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

On March 27, 2020, the Operating Partnership drew down $10.0 million under the secured revolving credit facility with Key Bank.  The Operating Partnership increased its borrowings under the secured revolving credit facility with Key Bank as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

Our available liquidity at March 31, 2020 was approximately $40.5 million, consisting of cash and cash equivalents. As of March 31, 2020, the Company had $50.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Operating Activities

Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2020. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $4.8 million, (ii) an increase in accounts payable and accrued expenses of $0.4 million, (iii) a decrease in other assets of $0.1 million, partially offset by (iv) a decrease in other liabilities of approximately $0.7 million primarily from reduced leasing commissions payable.  Net cash provided by operating activities was $5.9 million for the three months ended March 31, 2019. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $5.1 million, (ii) distribution from unconsolidated affiliate of $0.1 million, (iii) a decrease in other assets of $0.5 million primarily as a result of reduced prepaid expenses, and (iv) an increase in accounts payable and accrued expenses of  $0.4 million, partially offset by (v) an increase in other liabilities of $0.2 million.

Investing Activities

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2020. Cash used in investing activities resulted from property improvements of $0.8 million. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2019. Cash used in investing activities resulted from property improvements of $0.7 million.

Financing Activities

Net cash provided by financing activities was $9.9 million for the three months ended March 31, 2020.  Cash provided by financing activities resulted from (i) proceeds from the secured loan facility with Transamerica Life Insurance Company of $8.4 million, (ii) proceeds from the Company’s revolving credit line facility with Key Bank of $10.0 million, partially offset by (iii) the payment of mortgage principal of $6.2 million, including the remaining balance of a mortgage loan of $6.0 million with Hartford Accident & Indemnity Company, (iv) the payment of the Company’s quarterly and 2019 supplemental dividends totaling $1.4 million, (v) distributions to non-controlling interests of $0.7 million and (vi) loan costs from the Company’s secured loan facility with Key Bank of $0.2 million. Net cash used in financing activities was $2.3 million for the three months ended March 31, 2019.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.2 million, (ii) the payment of the Company’s quarterly dividend of $1.4 million, and (iii) distributions to non-controlling interests of $0.7 million.

Non-GAAP Financial Measures

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight-lined rent, amortization of other intangible assets, mark to market debt adjustments, financing costs, our realized gain from an investment in a limited partnership, and stock compensation expense, which are not indicative of the results of our operating portfolio.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2020 and 2019 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to common stockholders	$1,348	$1,101
Add NAREIT defined adjustments
Real estate depreciation	1,594	1,592
Amortization of intangibles and deferred costs	506	549
Funds From Operations (“FFO”), as defined by NAREIT	3,448	3,242
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(394)	38
Amortization of other intangible assets	(82)	(75)
Amortization of debt mark-to-market adjustments and financing costs	160	176
Realized gain on limited partnership investment	—	(50)
Stock compensation expense	85	74
AFFO, as defined by GTJ REIT, Inc.	$3,217	$3,405

The Company is no longer presenting EDITDAre and Adjusted EBITDAre as optional non-GAAP financial measures. The Company believes FFO and AFFO to be the most appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and AFFO provide a uniform supplemental basis for evaluating the earnings performance of REITs considering the unique capital structure of each REIT.

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of March 31, 2020, the remaining liability of this obligation was approximately $1.0 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31, 2020, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties.  As of March 31, 2020, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 bps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than set forth below.

The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the Northeast region, where we own properties and have our corporate headquarters) have also instituted quarantines, “shelter in place” rules, and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate.  The full extent of the impacts on our business are largely uncertain and dependent on a number of factors beyond our control.

The COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. The effects of COVID-19 or another pandemic on our or our tenants’ ability to successfully operate could be adversely impacted due to, among other factors:

•	our tenants’ ability to pay rent on their leases or our inability to lease space in our properties on favorable terms;

•

a deterioration in our and our tenants’ ability to operate or operate in affected areas, or delays in the supply of products or services from our and our tenants’ vendors that are needed for us and our tenants to operate effectively;

•	a complete or partial closure of one or more of our properties resulting from government or tenant action;

•	a general decline in business activity and demand which would adversely affect our ability or desire to grow our industrial portfolio or to divest interests in properties;

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;

•

the continued service and availability of personnel, including our executive officers and our ability to recruit, attract and retain skilled personnel—to the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted;

•	the increased vulnerability to cyber-attacks or cyber intrusions while employees are working remotely has the potential to disrupt our operations or cause material harm to our financial condition;

•	unanticipated costs and operating expenses and decreased revenue related to compliance with regulations;

•	our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules;

•	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions; and

•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The demand for industrial space in the United States is generally related to the level of economic output. Accordingly, the outbreak of COVID-19 has led to an economic slowdown in the United States and reduced economic output. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts of a slowdown or recession. The concentration of our investments, among other factors, in industrial assets may expose us to the risk of economic downturns specific to industrial assets to a greater extent than if our investments were diversified among property types.

Further, adverse economic conditions, including as a result of COVID-19, may have an impact on the results of operations and financial condition of our tenants and result in requests for rent relief or deferral and a resulting decline in rent or an increased incidence of default under existing leases of our properties. In response to COVID-19, we may have tenants decline to extend their leases upon expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. However, as the full impact of COVID-19 cannot yet be determined, it is not yet possible to assess how many of our tenants may seek relief or otherwise fail to pay rent or defer the payment of rent. Bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant (including tenants whose business and operations are severely impacted by COVID-19 pandemic), unless we receive an order permitting us to do so from the bankruptcy court. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord’s damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (i) one year’s rent and (ii) the rent for 15% of the remaining term of the lease, not to exceed three years. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.  In addition, in the event we modify a lease to provide rent deferral in exchange for an extension of the lease term or other consideration, we may have near term earnings dilution.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, the COVID-19 outbreak, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession which would present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. Moreover, many risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended March 31, 2020. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

10.1	Loan Agreement, dated March 24, 2020, by and among Transamerica Life Insurance Company, WU/LH 466 Bridgeport L.L.C., and GWL 20 East Halsey LLC (filed herewith).

10.2	Secured Promissory Note, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (filed herewith).

10.3	Secured Promissory Note, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (filed herewith).

10.4	Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (filed herewith).

10.5	Mortgage, Security Agreement and Fixture Filing, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (filed herewith).

10.6	Guarantee (Right Choice Lease) by the Company in favor of Transamerica Life Insurance Company (filed herewith).

10.7	Guarantee (John Guest Lease) by the Company in favor of Transamerica Life Insurance Company (filed herewith).

10.8	Environmental Indemnity Agreement, dated March 24, 2020, by the Company and WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (filed herewith).

10.9	Environmental Indemnity Agreement, dated March 24, 2020, by the Company and GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 8, 2020	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2020	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)