Form 10-Q
period 2020-06-30
GTJ REIT, INC.
filed 2020-08-06
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,627,220 shares of common stock as of August 4, 2020.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	301,085	300,063
Total real estate, at cost	498,830	497,808
Less: accumulated depreciation and amortization	(69,725)	(64,950)
Net real estate held for investment	429,105	432,858
Cash and cash equivalents	38,240	26,853
Restricted cash	2,568	2,232
Rental income in excess of amount billed	15,821	15,253
Acquired lease intangible assets, net	8,793	9,713
Investment in unconsolidated affiliate	4,052	4,096
Other assets	13,926	13,804
Total assets	$512,505	$504,809
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$363,537	$361,332
Secured revolving credit facility	50,000	40,000
Accounts payable and accrued expenses	3,834	4,306
Dividends payable	1,363	1,353
Acquired lease intangible liabilities, net	3,684	4,120
Other liabilities	6,772	8,049
Total liabilities	429,190	419,160
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,627,220 and 13,537,856 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	160,872	160,308
Distributions in excess of net income	(111,707)	(109,889)
Total stockholders’ equity	49,166	50,420
Noncontrolling interest	34,149	35,229
Total equity	83,315	85,649
Total liabilities and equity	$512,505	$504,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$14,398	$13,974	$28,715	$28,134
Total revenues	14,398	13,974	28,715	28,134
Operating Expenses:
Property operating expenses	2,962	2,824	5,927	5,893
General and administrative	2,625	2,355	4,516	4,191
Depreciation and amortization	3,169	3,182	6,339	6,466
Total operating expenses	8,756	8,361	16,782	16,550
Operating income	5,642	5,613	11,933	11,584
Interest expense	(4,342)	(4,550)	(8,669)	(9,026)
Equity in earnings of unconsolidated affiliate	33	85	56	162
Other (loss) income	(7)	53	13	108
Net income	1,326	1,201	3,333	2,828
Less: Net income attributable to noncontrolling interest	421	386	1,080	912
Net income attributable to common stockholders	$905	$815	$2,253	$1,916
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.07	$0.06	$0.17	$0.14
Weighted average common shares outstanding – basic	13,564,370	13,536,021	13,551,113	13,552,750
Weighted average common shares outstanding – diluted	13,601,818	13,557,108	13,588,561	13,573,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020 and 2019

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2020	$—	13,537,856	$1	$160,308	$(109,889)	$50,420	$35,229	$85,649
Common stock dividends	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Stock-based compensation	—	—	—	80	—	80	—	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,437)	(1,437)
Net income	—	—	—	—	1,348	1,348	659	2,007
Balance at March 31, 2020	$—	13,537,856	$1	$160,388	$(111,249)	$49,140	$34,451	$83,591
Common stock dividends	—	—	—	—	(1,363)	(1,363)	—	(1,363)
Stock-based compensation	—	—	—	484	—	484	—	484
Issuance of shares	—	89,364	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	905	905	421	1,326
Balance at June 30, 2020	$—	13,627,220	$1	$160,872	$(111,707)	$49,166	$34,149	$83,315

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2019	$—	13,569,664	$1	$161,219	$(107,730)	$53,490	$36,225	$89,715
Common stock dividends	—	—	—	—	(2,578)	(2,578)	—	(2,578)
Stock-based compensation	—	—	—	88	—	88	—	88
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,357)	(1,357)
Net income	—	—	—	—	1,101	1,101	526	1,627
Balance at March 31, 2019	$—	13,569,664	$1	$161,307	$(109,207)	$52,101	$35,394	$87,495
Common stock dividends	—	—	—	—	(1,354)	(1,354)	—	(1,354)
Repurchases - common stock	—	(111,547)	—	(1,322)	—	(1,322)	—	(1,322)
Stock-based compensation	—	—	—	436	—	436	—	436
Issuance of shares	—	79,739	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(718)	(718)
Net income	—	—	—	—	815	815	386	1,201
Reallocation of equity	—	—	—	(317)	—	(317)	317	—
Balance at June 30, 2019	$—	13,537,856	$1	$160,104	$(109,746)	$50,359	$35,379	$85,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,333	$2,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,806	4,841
Amortization of intangible assets and deferred charges	1,775	1,932
Stock-based compensation	564	524
Rental income in excess of amount billed	(558)	66
Distributions from unconsolidated affiliate	56	166
Income from equity investment in unconsolidated affiliate	(56)	(162)
Changes in operating assets and liabilities:
Other assets	(1,123)	207
Accounts payable and accrued expenses	(307)	(628)
Other liabilities	(1,154)	(19)
Net cash provided by operating activities	7,336	9,755
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,188)	(2,896)
Return of capital from unconsolidated affiliate	44	743
Net cash used in investing activities	(1,144)	(2,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	8,400	—
Loan costs from mortgage notes payable	(246)	—
Proceeds from revolving credit facility	10,000	—
Repurchase of common stock	—	(1,322)
Payment of mortgage principal	(6,407)	(390)
Cash distributions to noncontrolling interests	(2,155)	(2,071)
Cash dividends paid	(4,061)	(3,935)
Net cash provided by (used in) financing activities	5,531	(7,718)
Net increase in cash and cash equivalents	11,723	(116)
Cash and cash equivalents including restricted cash of $2,232 and $3,895, respectively, at the beginning of period	29,085	25,070
Cash and cash equivalents including restricted cash of $2,568 and $4,754, respectively, at the end of period	$40,808	$24,954
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $96 for 2020 and $62 for 2019	$8,181	$8,499
Non-cash expenditures for real estate	$278	$266
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$145	$415
Cash paid for income taxes	$43	$16

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2020, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.3 million shares of the Company’s Series B preferred stock.

As of June 30, 2020, the Operating Partnership owned and operated 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey.

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within New York, New Jersey, Connecticut, Delaware and elsewhere to institute quarantines, “shelter in place” rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations, including having its employees work remotely.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased  limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.  A number of the relief options contain restrictions on future business activities, including ability to repurchase shares and pay dividends, that require careful evaluation and consideration. The Company has elected not to apply for a Paycheck Protection Program loan or other relief provided by the CARES Act. The Company will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on its business, as the pandemic continues to evolve.

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the six months ended June 30, 2020.  However, the COVID-19 outbreak may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given the Company’s concentration in the Northeast United States, its entire portfolio could remain subject to quarantines, “shelter in place” rules, and various other restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.

As of June 30, 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in modification agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of June 30, 2020. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. Consequently, for concessions related to the effects of the COVID-19 pandemic, the Company did not analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2019, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 24, 2020.

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the six months ended June 30, 2020, there were no redemptions of Company shares, and therefore, no reallocation was required. During the six months ended June 30, 2019, the Company redeemed 73,637 shares, resulting in a decrease to APIC with an offsetting increase to OP NCI of approximately $0.3 million.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. Real estate under development was $5.8 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively, and is included in buildings and improvements on the Company’s balance sheet.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million for each of the six months ended June 30, 2020 and 2019.

As of June 30, 2020, above-market and in-place leases of approximately $0.7 million and $8.1 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2019, above-market and in-place leases of approximately $0.8 million and $8.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2020, and December 31, 2019, approximately $3.7 million and $4.1 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2020, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2020 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2020	$330	$814
2021	510	1,400
2022	533	1,344
2023	635	1,189
2024	497	903
2025	148	733
Thereafter	329	1,709
	$2,982	$8,092

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of approximately $0.1 million from this investment for the six months ended June 30, 2020 and 2019, respectively.

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

Asset Impairment:

   Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at June 30, 2020.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, relating to the Company’s revolving credit facility, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the consolidated balance sheets.  If leases are terminated, the unamortized charges are expensed.

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

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2020, under operating leases for the remainder of 2020, the next five years, and thereafter are as follows (in thousands):

Remainder of 2020	$23,099
2021	45,652
2022	41,232
2023	35,481
2024	29,193
2025	26,503
Thereafter	57,623
Total	$258,783

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

Restricted Cash:

Restricted cash includes reserves used to pay real estate taxes, leasing costs and capital improvements. Restricted cash for prior periods included an additional reserve to pay for a construction bond.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of June 30, 2020, and December 31, 2019, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2020, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

The Tax Cuts and Jobs Act (the “Act”) enacted in 2017 is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The Act may impact certain of the Company’s tenants’ operating results, financial condition, and future business plans. There can be no assurance that the Act will not impact the Company’s operating results, financial condition, and future business operations.

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

For the six months ended June 30, 2020, rental income of $4.8 million derived from five leases with the City of New York represents approximately 17% of the Company’s rental income.

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

Recent Accounting Pronouncements:

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

  ASU 2016-02 is effective for fiscal periods and interim periods within those fiscal periods beginning after December 15, 2018. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. As lessor, the Company has more than sixty (60) leases primarily with industrial tenants and a significant majority of its leases are on a triple-net basis. The Company’s leases will continue to be classified as operating leases and the adoption of ASU 2016-02 did not have a material impact on the Company’s financial position or results from operations. The Company has elected to use the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the consolidated statement of operations. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company has elected to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease with future lease obligations aggregating to approximately $145,000 and $289,000 as of June 30, 2020 and December 31, 2019, respectively. The Company has recorded a right-of-use asset and corresponding right-of use liability at the present value of the remaining minimum rental payments, based upon an incremental borrowing rate of 5.256%, of approximately $541,000 as of January 1, 2019. The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee.

Other Accounting Topics

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company had no transactions to which the ASU was applied since adoption and we are considering the impact of reference rate reform on our consolidated financial statements.

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

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2020	December 31, 2019	Maturity
Hartford Accident & Indemnity Company	5.20%	$-	$6,000	3/1/2020
People’s United Bank	5.23%	2,046	2,089	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	37,573	37,937	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	-	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	-	4/1/2030
	Subtotal	368,619	366,626
	Unamortized loan costs	(5,082)	(5,294)
	Total	$363,537	$361,332

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

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest-only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S. Life Borrowers may prepay the outstanding loan amount in whole on or after January 1, 2023, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the Note.  The U.S. Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility.  The U.S. Life Borrowers’ obligation to pay the principal, interest and other amounts under the Loan Facility are evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “Note”). The Note is secured by certain mortgages encumbering the U.S. Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware.  In the event of default, the initial rate of interest on the Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws.  The Note contains other terms and provisions that are customary for instruments of this nature.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of June 30, 2020, the Company was in compliance with all covenants.

The mortgage notes payable are collateralized by certain properties and require monthly interest payments until maturity and are generally non-recourse. Some of the loans also require amortization of principal. As of June 30, 2020, scheduled principal repayments for the remainder of 2020, the next five years and thereafter are as follows (in thousands):

Remainder of 2020	$2,418
2021	852
2022	1,300
2023	1,794
2024	16,343
2025	267,878
Thereafter	78,034
Total	$368,619

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of June 30, 2020, and December 31, 2019 were $50.0 million and $40.0 million, respectively, which are considered LIBOR-rate loans.

As of June 30, 2020, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2020, or December 31, 2019.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2020, and December 31, 2019, the Company had a total of 13,627,220 and 13,537,856 shares issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2020:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 17, 2020	March 31, 2020	April 15, 2020	$0.10	(1)
March 17, 2020	March 31, 2020	April 17, 2020	$0.10
June 4, 2020	June 30, 2020	July 10, 2020	$0.10

(1)	This represents a 2019 supplemental dividend.

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

On March 17, 2020, the Board unanimously approved the Company’s annual valuation as of December 31, 2019.  The annual valuation resulted in an adjustment to the redemption price under the Program from $13.58 to $13.99 per share. The redemption price of $13.99 per share will be effective until such time as the Board determines a new estimated per share Net Asset Value (“NAV”). The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

On February 13, 2020, the Company commenced a self-tender offer to purchase up to 425,531 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $11.75 per share.  On March 30, 2020, the Company  announced that it had terminated the offer as a result of conditions to the offer not having been satisfied resulting from the COVID-19 pandemic. As a result of this termination, no shares were purchased in the offer and all shares previously tendered and not withdrawn were promptly returned to tendering holders.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. As of June 30, 2020, the Company had 1,772,959 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the three months ended June 30, 2020, there was no stock compensation expense relating to these stock options as these options have fully vested. For the six months ended June 30, 2019, the stock compensation expense relating to these stock options was approximately $55,000.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
June 4, 2020	72,834	$12.70	$925,000	9 Years	(2)
June 4, 2020	16,530	$12.70	$210,000	Immediately	(1)
(1)	Shares issued to non-management members of the Board of Directors.
(2)	Shares issued to certain executives of the Company.
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options.

The Board of Directors has determined the value of a share of common stock to be $12.70 based on a valuation completed on March 13, 2020, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the six months ended June 30, 2020 and 2019, the Company’s total stock compensation expense was approximately $564,000 and $524,000, respectively. As of June 30, 2020, there was approximately $1,407,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.6 years.

As of June 30, 2020, there were 210,000 stock options that are outstanding, 210,000 of which are exercisable, and 669,828 shares of restricted stock are outstanding, of which 553,901 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2019	72,306	$11.57
New shares issued through June 30, 2020	89,364	$12.70
Vested	(45,743)	$12.38
Non-vested shares outstanding as of June 30, 2020	115,927	$12.13

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of June 30, 2020:

Number of Shares
Remainder of 2020	18,152
2021	29,366
2022	21,363
2023	16,075
2024	11,972
2025	8,506
Thereafter	10,493
Total Non-vested Shares	115,927

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There are 37,448 and 21,087 common share equivalents in the six months ended June 30, 2020 and 2019, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common stockholders	$905	$815	$2,253	$1,916
Denominator:
Weighted average common shares outstanding – basic	13,564,370	13,536,021	13,551,113	13,552,750
Weighted average common shares outstanding – diluted	13,601,818	13,557,108	13,588,561	13,573,837
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.07	$0.06	$0.17	$0.14

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

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purpose of acquiring a 90,000 square foot office building in Garden City, NY that was subsequently converted to a medical office building. The general partners of Garden 1101 include the members of Green Holland Ventures, Paul Cooper and Louis Sheinker. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a realized gain from unconsolidated affiliate of $2.5 million in 2018. A gain of approximately $108,000 is included in equity in earnings of unconsolidated affiliate on the consolidated statement of operations for the six months ended June 30, 2019.

8. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2020, and December 31, 2019, the remaining liability was approximately $1.0 million and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of June 30, 2020, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$38,240	$38,240	$26,853	$26,853
Restricted cash	2,568	2,568	2,232	2,232
Rent and other receivables	1,907	1,907	517	517
Financial liabilities:
Accounts payable and accrued expenses	$3,834	$3,834	$4,306	$4,306
Secured revolving credit facility	50,000	50,000	40,000	40,000
Mortgage notes payable	368,619	389,840	366,626	367,856
Pension withdrawal liability	962	1,088	996	1,051

10. SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2020 through the date the financial statements were issued.  There were no subsequent events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2020, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of June 30, 2020, our properties were 94% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2019, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2020, there were no material changes to these policies.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased  limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.  A number of the relief options contain restrictions on future business activities, including ability to repurchase shares and pay dividends, that require careful evaluation and consideration. The Company has elected not to apply for a Paycheck Protection Program loan or other relief provided by the CARES Act. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve.

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures.  To bolster liquidity, we increased our cash and cash equivalents to $38.2 million as of June 30, 2020, by drawing down $10.0 million under the revolving credit facility with Key Bank and completing a secured financing transaction for $8.4 million.  We took these proactive steps to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

The effects of the COVID-19 pandemic did not significantly impact our results of operations, financial condition and cash flows for the six months ended June 30, 2020.  However, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given our concentration in the Northeast United States, our entire portfolio could remain subject to quarantines, “shelter in place” rules, and various other restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  For more information, see Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q.

As of June 30, 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in modification agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of June 30, 2020.

The comparability of the Company’s results of operations for the six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

Financial Condition and Results of Operations:

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$14,398	$13,974	$424	3%
Total revenues	14,398	13,974	424	3%
Operating Expenses:
Property operating expenses	2,962	2,824	138	5%
General and administrative	2,625	2,355	270	11%
Depreciation and amortization	3,169	3,182	(13)	(0%)
Total operating expenses	8,756	8,361	395	5%
Operating income	5,642	5,613	29	1%
Interest expense	(4,342)	(4,550)	(208)	(5%)
Equity in earnings of unconsolidated affiliate	33	85	(52)	(61%)
Other income	(7)	53	(60)	(113%)
Net income	1,326	1,201	125	10%
Less: Net income attributable to noncontrolling interest	421	386	35	9%
Net income attributable to common stockholders	$905	$815	$90	11%

Revenues

Total revenues increased approximately $0.4 million, or 3%, to $14.4 million for the three months ended June 30, 2020 from $14.0 million for the three months ended June 30, 2019. The increase is primarily due to increased rental income attributable to higher tenant occupancy and increased tenant reimbursements in the second quarter of 2020.

Operating Expenses

Operating expenses of $8.8 million for the three months ended June 30, 2020 increased $0.4 million, or 5%, from $8.4 million for the three months ended June 30, 2019 due to higher property operating expenses and general and administrative expenses. The increase in property operating expenses is primarily attributable to increased real estate taxes and repairs and maintenance. The increase in general and administrative expenses is primarily attributable to higher compensation expense.

Interest Expense

Interest expense decreased $0.2 million, or 5%, to $4.3 million for the three months ended June 30, 2020 from approximately $4.5 million for the three months ended June 30, 2019. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank during the second quarter of 2020 compared to the second quarter of 2019.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2020	2019	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$28,715	$28,134	$581	2%
Total revenues	28,715	28,134	581	2%
Operating Expenses:
Property operating expenses	5,927	5,893	34	1%
General and administrative	4,516	4,191	325	8%
Depreciation and amortization	6,339	6,466	(127)	(2%)
Total operating expenses	16,782	16,550	232	1%
Operating income	11,933	11,584	349	3%
Interest expense	(8,669)	(9,026)	(357)	(4%)
Equity in earnings of unconsolidated affiliate	56	162	(106)	(65%)
Other income	13	108	(95)	(88%)
Net income	3,333	2,828	505	18%
Less: Net income attributable to noncontrolling interest	1,080	912	168	18%
Net income attributable to common stockholders	$2,253	$1,916	$337	18%

Revenues

Total revenues increased $0.6 million, or 2%, to $28.7 million for the six months ended June 30, 2020 from $28.1 million for the six months ended June 30, 2019.  The increase is primarily due to increased rental income attributable to higher tenant occupancy and increased tenant reimbursements.

Operating Expenses

Operating expenses of $16.8 million for the six months ended June 30, 2020 increased $0.2 million, or 1%, from $16.6 million for the six months ended June 30, 2019 due to higher property operating expenses and general and administrative expenses, partially offset by lower depreciation and amortization. The increase in property operating expenses is attributable to higher real estate taxes and repairs and maintenance, partially offset by lower weather-related expenses. The increase in general and administrative expenses is primarily attributable to higher compensation expense.

Interest Expense

Interest expense decreased $0.4 million, or 4%, to approximately $8.6 million for the six months ended June 30, 2020 from $9.0 million for the six months ended June 30, 2019. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank in 2020 compared to 2019.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. As discussed above, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located.  As a result, the Company has received certain rent relief requests, most often in the form of rent deferral requests. The Company evaluated each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests resulted in modification agreements, nor did the Company forego its contractual rights under its lease agreements. The impact of the COVID-19 pandemic on our rental revenue and cash from operations for the third quarter of 2020 and thereafter cannot, however, be determined at present.

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

Our available liquidity at June 30, 2020 was approximately $38.2 million, consisting of cash and cash equivalents. As of June 30, 2020, the Company had $50.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Operating Activities

Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2020. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of approximately $9.8 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) a decrease in other liabilities of $1.2 million primarily from reduced leasing commissions payable, (iv) an increase in other assets of $1.1 million primarily from increased rent and other receivables and (v) a decrease in accounts payable and accrued expenses of $0.3 million. Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2019. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $10.0 million, (ii) distribution from unconsolidated affiliate of $0.2 million, (iii) a decrease in other assets of $0.2 million, partially offset by (iv) an increase in accounts payable and accrued expenses of $0.6 million.

Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2020. Cash used in investing activities resulted from property improvements of approximately $1.1 million. Net cash used in investing activities was $2.2 million for the six months ended June 30, 2019. Cash used in investing activities resulted from (i) property improvements of $2.9 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.7 million.

Financing Activities

Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2020.  Cash provided by financing activities resulted from (i) proceeds from the secured loan facility with Transamerica Life Insurance Company of $8.4 million, (ii) proceeds from the Company’s revolving credit line facility with Key Bank of $10.0 million, partially offset by (iii) the payment of mortgage principal of $6.4 million, including the remaining balance of a mortgage loan of $6.0 million with Hartford Accident & Indemnity Company, (iv) the payment of the Company’s fourth quarter 2019 dividend, 2019 supplemental dividend and 2020 first quarter dividend totaling $4.1 million, (v) distributions to non-controlling interests of $2.2 million and (vi) loan costs from the Company’s secured loan facility with Key Bank of $0.2 million. Net cash used in financing activities was $7.7 million for the six months ended June 30, 2019. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.4 million, (ii) the payment of the Company’s fourth quarter 2018 dividend, 2018 supplemental dividend and 2019 first quarter dividend totaling $3.9 million, (iii) distributions to non-controlling interests of $2.1 million and (iv) repurchases of the Company’s common stock of $1.3 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the six months ended June 30, 2020 and 2019 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$905	$815	$2,253	$1,916
Add NAREIT defined adjustments
Real estate depreciation	1,593	1,582	3,187	3,170
Amortization of intangibles and deferred costs	505	519	1,011	1,067
Funds From Operations (“FFO”), as defined by NAREIT	3,003	2,916	6,451	6,153
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	12	(39)	(382)	(1)
Amortization of other intangible assets	(82)	(75)	(164)	(150)
Amortization of debt mark-to-market adjustments and financing costs	164	176	324	351
Realized gain on limited partnership investment	—	(56)	—	(106)
Stock compensation expense	251	236	336	310
AFFO, as defined by GTJ REIT, Inc.	$3,348	$3,158	$6,565	$6,557

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2020, the remaining liability of this obligation was approximately $1.0 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2020, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties.  As of June 30, 2020, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 bps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Further, adverse economic conditions, including as a result of COVID-19, may have an impact on the results of operations and financial condition of our tenants and result in additional requests for rent relief or deferral and a resulting decline in rent or an increased incidence of default under existing leases of our properties. In response to COVID-19, we may have tenants decline to extend their leases upon expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. However, as the full impact of COVID-19 cannot yet be determined, it is not yet possible to assess how many of our tenants may seek relief or otherwise fail to pay rent or defer the payment of rent. Bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant (including tenants whose business and operations are severely impacted by COVID-19 pandemic), unless we receive an order permitting us to do so from the bankruptcy court. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord’s damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (i) one year’s rent and (ii) the rent for 15% of the remaining term of the lease, not to exceed three years. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.  In addition, in the event we modify a lease to provide rent deferral in exchange for an extension of the lease term or other consideration, we may have near term earnings dilution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended June 30, 2020. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 6, 2020	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2020	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)