Form 10-K
period 2020-12-31
GTJ REIT, INC.
filed 2021-03-25
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 16, 2021, there were 13,627,220 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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
•

economic, political and social uncertainty surrounding the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, including the Company’s tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which certain of the Company’s tenants’ revenues recover following the lifting of any such orders or recommendations, and (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases;

•	information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 pandemic.
•	changes to generally accepted accounting principles;
•	policies and guidelines applicable to REITs; and
•	litigation including costs associated with the prosecuting or defending claims and any adverse outcomes.

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain outstanding shares of GTJ REIT, Inc. common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2020, the Company currently beneficially owns a 65.33% interest in a total of 48 properties consisting of approximately 5.9 million square feet of primarily industrial properties on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The following is information with respect to leases and occupancy of our properties:

•	Our 2021 contractual rental income (as described below) is approximately $47.3 million;
•	The occupancy rate of our properties owned as of December 31, 2020, is approximately 95% based on square footage, plus land available; and
•	The weighted average remaining term of the leases generating our 2021 contractual rental income is 5.1 years.

Our 2021 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2021 under leases existing at December 31, 2020. Contractual rental income excludes straight-line rent and amortization of intangibles.

2020 Highlights

•	Total revenues were $58.4 million in 2020, an increase of $1.8 million, or 3%, from 2019.
•	Operating income increased $1.5 million, or 6%, to $25.4 million in 2020 from $23.9 million in 2019.
•	Completed approximately 568,827 square feet of new leasing and renewals of existing leases during 2020.
•	Net income increased $1.6 million to $8.3 million in 2020 from $6.7 million in 2019.
•	Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased $0.6 million to $14.5 million in 2020 from $13.9 million in 2019.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of AFFO to net income attributable to common stockholders.

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

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 84% of our 2021 contractual rental income expire after 2022, and leases representing approximately 4% of our 2021 contractual rental income expire after 2030; and

•

Scheduled rent increases. Leases representing approximately 83% of our 2021 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

We anticipate that the purchase price of properties we acquire will vary depending on the general interest rate environment and availability of credit in addition to tenant profile, value of leases in place, property condition, size and location. We are not specifically limited in the number, size, or geographic location of properties we may acquire. The number and mix of properties we may acquire will depend upon existing real estate and market conditions and other relevant circumstances. Our operating costs will vary based on the amount of debt we incur in connection with financing the acquisition. It is difficult to predict the actual number or timing of properties that we will acquire because the purchase price of properties will vary widely and our investment in each will vary based on the amount and cost of debt financing.

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

When incurring secured debt, we will seek to incur nonrecourse indebtedness, which means that the lenders’ rights in the event of our default generally will be limited to foreclosure on the property(ies) that secured the obligation. However, we may have to accept limited recourse financing, where we remain liable for any shortfall between the debt and the proceeds of sale of the mortgaged property. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year. However, we acknowledge that some mortgages are likely to provide for one large payment, and therefore, we may incur floating or adjustable-rate financing depending on market conditions.

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

Employees

As of December 31, 2020, we had a total of 12 employees, 11 of whom are full time, who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We believe in investing in talent at all levels within our organization. Employees are encouraged to take full advantage of professional development opportunities.

The health and safety of our employees is of utmost importance to us. During the COVID-19 pandemic, we have taken the necessary precautions to help ensure the health of our employees.  Through the use of education and awareness, purchases of necessary PPE, and changes to our policies, we strive to make our workplace a safe place for employees during the workday. Diversity, equity and inclusion are fundamental values of our business. We believe that our potential for success is maximized by having a diverse workforce that is reflective of our society and the communities we serve. We are committed to providing equal employment opportunities without regard to any actual or perceived characteristic protected by applicable local, state or federal laws.

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

Summary of Risk Factors

Risks Related to our Organization and Structure

•	Our failure to continue to qualify as a REIT would subject us to corporate level income tax.
•	We depend on key personnel and the loss of their full service could adversely affect us.
•	Our growth depends on external sources of capital which are outside of our control.
•	To maintain our REIT status, we may be forced to forego otherwise attractive opportunities.

Risks Related to Our Business and Properties

•	Our tenants may not be able to pay rent in a timely manner.
•	A tenant’s default or financial distress could significantly reduce our revenues.
•	All of our properties are located in New York, New Jersey, Connecticut and Delaware making us vulnerable to changes in economic, regulatory or other conditions in the Northeast.
•	Our portfolio is affected by a number of factors that affect investments in leased real estate generally.
•	A number of risks to which our properties may be exposed may not be covered by insurance.
•	We may be unable to renew our current leases, lease vacant space, or re-lease space.
•	Declining real estate valuations and impairment charges could adversely affect us.
•	If we sell a property and provide financing to the purchaser, it may adversely affect our ability to make distributions to stockholders from the sale of the property.
•	Disruptions in the financial markets could adversely affect us.
•	Many real estate costs are fixed, even if income from properties decreases.
•	We may be unable to complete development and re-development projects on advantageous terms.
•	We are subject to general economic conditions and risks associated with our real estate assets.
•	We may become subject to material litigation.
•	Terrorist attacks and other acts of violence or war may affect the value of our common stock, the industry in which we conduct our operations and our profitability.
•	We face risks relating to cybersecurity attacks.
•	Political and economic uncertainty could have an adverse effect on our business.
•	Pandemics (including COVID-19) or other health crises may adversely affect our business and the business of our tenants.
•	Actions by our competitors may adversely affect the occupancy and rental rates of our properties.
•	A property that incurs a vacancy could be difficult to sell or re‑lease.
•	We may not have funding for future tenant improvements.

•	Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its lease.
•	Environmentally hazardous conditions may adversely affect our operating results.
•	We incur costs associated with complying with the Americans with Disabilities Act.
•	Our officers and directors may have other interests which may conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders.
•	We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting.
•	Our UPREIT structure may result in potential conflicts of interest.
•	Our Board of Directors may adopt changes to the valuation procedures and how we calculate our NAV.
•	If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
•	If we enter into long-term leases with tenants, those leases may not result in fair value over time.

Risks Related to our Common Stock

•	The absence of a public market for our common stock will make it difficult for a stockholder to sell shares.
•	Our stockholders’ interests may be diluted by issuances under our 2007 Incentive Award Plan and 2017 Incentive Award Plan and other common stock or preferred stock issuances.
•	Real estate investments are not as liquid as other types of assets.
•	Even when our share redemption program (the “Program”) is reinstated on June 1, 2021, our stockholders will be limited in their ability to sell shares of common stock pursuant to the Program.
•	The actual value of shares that we repurchase under the Program when it is reinstated on June 1, 2021 may be substantially less than what we pay.
•	Our NAV per share may not reflect the amount that would be realized upon a sale of each of our properties or the precise amount that might be paid to stockholders for their shares in a transaction.

Tax Risks Related to our Business and Structure

•	The requirement to distribute at least 90% of our taxable REIT income may require us to incur debt, sell assets, or issue additional securities for cash.
•	If we fail to remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	We may be subject to adverse legislative or regulatory tax changes affecting REITs.
•	If the Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
•	If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

Acquisition and Divestiture Risks

•	We may be unable to acquire properties on advantageous terms or acquisitions may not perform as expected.
•	We may not be able to diversify our real property portfolio due to the number and size of our competitors.
•	We have obtained only limited warranties when we purchase properties and may have limited recourse if any issue arises.
•	Lack of liquidity of real estate could make it difficult for us to sell properties within our desired time frame.
•	We may be unable to sell a property if or when we decide to do so.
•	Our inability to identify or find funding for acquisitions could prevent us from diversification or growth.
•	Investing in or owning properties through joint ventures creates a risk of loss to us.

Risks Related to Our Use of Borrowed Funds

•	We have incurred and plan to incur mortgage and other indebtedness, which could result in material risk to our business if there is a default, including the loss of the real property.
•	The incurrence of indebtedness for operations will increase expenses which could decrease cash available for dividends.
•	Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.
•	Prolonged disruptions in the financial markets could adversely affect our ability to obtain financing on reasonable terms.
•	We have incurred and plan to incur mortgage and other indebtedness, which could result in material risk to our business if there is a default, including the loss of the real property.

•	The potential cessation or modification of LIBOR may adversely affect us.

Possible Adverse Consequences of Limits on Ownership and Transfer of our Shares

•	The stock ownership limitation in our charter will prevent you from acquiring more than 9.9% of our common stock and may force you to sell common stock back to us.

Anti-takeover Provisions Related to Us

•	Limitations on share ownership and transfer may deter a sale of our company in which you could profit.
•	Our Board of Directors has the ability to issue blank check preferred stock.
•	Maryland anti-takeover statute restrictions may deter others from seeking to acquire our company.
•	Certain provisions of our charter may deter a change of control and make stockholder action more difficult.

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

Approximately 38% of our 2021 contractual rental income and 37% of our 2020 contractual rental income is derived from leases with the City of New York for five locations, three leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

We review the carrying value of our properties when circumstances, such as adverse market conditions indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. Significant management judgement is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses would have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition.

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

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

•	changes in general or local economic climate, including the COVID-19 pandemic;
•	the attractiveness of our properties to potential tenants;
•	changes in supply of or demand for similar or competing properties in an area;
•	bankruptcies, financial difficulties or lease defaults by our tenants;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;
•	changes in operating costs and expenses and our ability to control rents;
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

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of novel coronavirus (COVID-19).  Such events could result in the complete or partial closure of one or more of our tenants’ facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and /or delays in the delivery of our tenants’ inventory.  Such events could severely disrupt our tenants’ operations and have a material adverse effect on our business, financial condition and results of operations. In addition, if such events lead to a significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition and results of operations could be adversely affected.

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

Further, adverse economic conditions, including as a result of COVID-19, may have an impact on the results of operations and financial condition of our tenants and result in additional requests for rent relief or deferral and a resulting decline in rent or an increased incidence of default under existing leases of our properties. In response to COVID-19, we may have tenants decline to extend their leases upon expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. The full impact of COVID-19 cannot yet be determined and it is not yet possible to assess how many of our tenants may seek relief or otherwise fail to pay rent or defer the payment of rent. However, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of December 31, 2020. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. Bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant (including tenants whose business and operations are severely impacted by the COVID-19 pandemic), unless we receive an order permitting us to do so from the bankruptcy court. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord’s damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (i) one year’s rent and (ii) the rent for 15% of the remaining term of the lease, not to exceed three years. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.  In addition, in the event we modify a lease to provide rent deferral in exchange for an extension of the lease term or other consideration, we may have near term earnings dilution.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, the COVID-19 pandemic, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession which would present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. Moreover, many risk factors set forth in this Annual Report on Form 10-K for the year ended December 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

Even when our share redemption program is reinstated on June 1, 2021, our stockholders will be limited in their ability to sell shares of common stock pursuant to our share redemption program. Stockholders may not be able to sell any shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid.

On March 27, 2020, the Company’s Board unanimously approved suspending repurchases under the Program effective as of May 1, 2020 in order to preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. On March 16, 2021, the Board unanimously approved lifting the suspension and recommencing the Program effective as of June 1, 2021. The first redemption date following the recommencement of the Program will be November 30, 2021. Any unprocessed requests from prior semi-annual periods will automatically roll over to be considered for repurchase when the Program reopens unless such requests are withdrawn in accordance with the terms of the Program.

Even when the Program is reinstated on June 1, 2021, it may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the net asset value (“NAV”) per share.  Our Program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time.  Specifically, the Program limits the number of shares to be redeemed to no more than $1.0 million of shares in any calendar year and such repurchase is subject to funds being available.  In addition, our Board of Directors reserves the right to amend, suspend or terminate the Program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the Program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the Program, they may not receive the same price they paid for any shares of our common stock being redeemed.

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

Even when the Program is reinstated on June 1,2021, the actual value of shares that we repurchase under our Program may be substantially less than what we pay.

The terms of our Program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. On March 10, 2021 the Company received its annual valuation as of December 31, 2020 for the calculation of NAV under the Program. Our Board of Directors approved an estimated per share NAV of our common stock of $17.52 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership), calculated as of December 31, 2020. The annual valuation resulted in an adjustment to the redemption price under the Program from $13.99 to $15.77 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2021, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $15.77 per share will be effective for the semi-annual period running from June 1, 2021 to November 30, 2021 and until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period

The estimated NAV per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated NAV per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our Program might reflect a premium to our NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

In determining our most recent NAV per share, we relied upon a valuation of our properties as of December 31, 2020. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2020. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2020. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2020 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 48 properties as of December 31, 2020 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,259	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,247	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	129,103	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,516	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,140	21.1
4 Corporate Place, Piscataway, NJ	Industrial	151,641	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office/Data Center	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Industrial	41,600	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,661	15.6
120 Old County Road, Windsor Locks, CT	Industrial	83,200	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1

Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
Total		5,867,449	389.2

(1)	The square footage reflects the total leased area of land or land and building.

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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2020:

Year of Lease Expiration(1)	Number of Expiring Leases (2)	Square Foot of Expiring Leases	2021 Contractual Rental Income Under Expiring Leases	Percent of 2021 Contractual Rental Income Represented by Expiring Leases
2021	7	329,874	$2,829,934	6%
2022	9	1,008,949	4,754,263	10%
2023	8	949,416	7,780,946	16%
2024	6	244,584	2,300,277	5%
2025	7	848,651	3,897,977	8%
2026	6	276,996	1,901,650	4%
2027	8	758,940	14,655,585	31%
2028	4	272,466	2,266,118	5%
2029	2	147,524	1,812,097	4%
2030	3	399,116	3,119,204	7%
2031 and after	3	240,288	2,013,547	4%
	63	5,476,804	$47,331,598	100%

(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	Excludes two leases representing 104,624 square feet which have month-to-month holdover tenancies.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2020:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2021 Contractual Rental Income	Percent of 2021 Contractual Rental Income
NYC, NY	Industrial	9	8	$20,216,427	43%
New York	Industrial/Retail	19	11	$7,422,250	16%
Connecticut	Industrial	16	15	$6,836,701	14%
New Jersey	Industrial/Office	18	13	$11,743,547	25%
Delaware	Industrial	1	1	$1,112,673	2%
Total		63	48	$47,331,598	100%

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

Real Property Used By Us in Our Businesses

The real property used by us as of December 31, 2020, for the day to day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
West Hempstead, NY	Office	$ 27,070/ Month-to-Month	Executive Offices

Our lease expired in 2020. The Company continues to occupy the premises on a month-to-month basis at a current base rent of approximately $24,000.

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

Outstanding Common Stock and Holders

As of March 16, 2021, we had 13,627,220 shares issued and outstanding, held by approximately 588 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 16, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2021, to common stockholders of record as of the close of business on March 31, 2021, payable on April 19, 2021. On March 16, 2021, our Board of Directors declared a supplemental cash dividend of $0.20 per share of common stock, payable with respect to the year ended December 31, 2020, to stockholders of record as of the close of business on March 31, 2021, payable on April 16, 2021. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2020 and 2019:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2020	Regular	11/3/2020	1/15/2021	0.10

9/30/2020	Regular	8/4/2020	10/15/2020	0.10

6/30/2020	Regular	6/4/2020	7/10/2020	0.10

3/31/2020	Regular	3/17/2020	4/17/2020	0.10

3/31/2020	Supplemental	3/17/2020	4/15/2020	0.10

12/31/2019	Regular	11/5/2019	1/10/2020	0.10

9/30/2019	Regular	8/6/2019	10/11/2019	0.10

6/30/2019	Regular	6/5/2019	7/12/2019	0.10

3/31/2019	Regular	3/18/2019	4/15/2019	0.10

3/31/2019	Supplemental	3/18/2019	4/12/2019	0.09

We have determined for income tax purposes that the 2020 regular dividends were considered ordinary dividend distributions. The total distributions paid in 2020 were the result of cash flow from operations.

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

On May 10, 2017, our Board of Directors approved an estimated per share NAV of our common stock of $13.94 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership) calculated as of December 31, 2016. Pursuant to the Program, on December 5, 2017, the Company redeemed 79,681 Shares at a redemption price of $12.55 per Share, for aggregate consideration of $999,996.55.

On March 22, 2018, our Board of Directors approved an estimated per share NAV of our common stock of $14.36 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership) calculated as of December 31, 2017. Pursuant to the Program, on June 5, 2018, the Company redeemed 77,399 Shares at a redemption price of $12.92 per Share, for aggregate consideration of $999,995.08.

On March 20, 2019, our Board of Directors approved an estimated per share NAV of our common stock of $15.09 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership) calculated as of December 31, 2018. Pursuant to the Program, on June 5, 2019, the Company redeemed 73,637 Shares at a redemption price of $13.58 per Share, for aggregate consideration of $999,990.46.

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

 On March 27, 2020, the Company’s Board unanimously approved suspending repurchases under the Program effective as of May 1, 2020 in order to preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. On March 16, 2021, the Board unanimously approved lifting the suspension and recommencing the Program, effective as of June 1, 2021. The first redemption date following the recommencement of the Program will be November 30, 2021. Any unprocessed requests from prior semi-annual periods will automatically roll over to be considered for repurchase when the Program reopens, unless such requests are withdrawn in accordance with the terms of the Program.

On March 10, 2021, the Company received its annual valuation as of December 31, 2020.  The annual valuation resulted in an adjustment to the redemption price under the Program from $13.99 to $15.77 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2021, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $15.77 per share will be effective for the semi-annual period running from June 1, 2021 to November 30, 2021 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2020, we owned 48 properties, which are predominately industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

We formerly owned a group of outdoor maintenance businesses, an electrical contracting business, and a parking garage business, which are presented as part of our consolidated financial statements. During 2011, the Board voted to divest these operations which were sold in 2012 and 2013.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  As a result of the transaction and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2020, the Company currently beneficially owns a 65.33% interest in a total of 48 properties consisting of approximately 5.9 million square feet (unaudited) of primarily industrial properties on approximately 389 acres of land (unaudited) in New York, New Jersey, Connecticut and Delaware.

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

Property operating expense recoveries from tenants of common area maintenance, real estate taxes, insurance, and other recoverable costs are recognized in rental income in the period the related expenses are incurred. Property operating expenses paid directly by tenants to third parties are excluded from rental income.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue and operating growth rates, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no impairment charges relating to its remaining long-lived assets during the years ended December 31, 2020 and December 31, 2019, respectively.

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

Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC 718, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and the expense is recognized in earnings at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. The impact of the forfeiture of stock-based awards is recognized as forfeitures occur.

Summary of Operations

Results of Operations:

Year Ended December 31, 2020 as compared with Year Ended December 31, 2019

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	Amount	Percent
Revenues:
Rental income	$58,355	$56,553	$1,802	3%
Total revenues	58,355	56,553	1,802	3%
Operating Expenses:
Property operating expenses	12,081	12,246	(165)	-1%
General and administrative	8,106	7,537	569	8%
Depreciation and amortization	12,745	12,854	(109)	-1%
Total operating expenses	32,932	32,637	295	1%
Operating income	25,423	23,916	1,507	6%
Interest expense	(17,313)	(17,829)	516	3%
Equity in earnings of unconsolidated affiliate	132	166	(34)	-21%
Other income	25	426	(401)	-94%
Net income	8,267	6,679	1,588	24%
Less: Net income attributable to noncontrolling interest	2,711	2,199	512	23%
Net income attributable to common stockholders	$5,556	$4,480	$1,076	24%

Revenues

Rental income increased $1.8 million, or 3%, to $58.4 million for the year ended December 31, 2020 from $56.6 million for the year ended December 31, 2019. This increase is primarily attributable to an increase in the occupancy rate of our properties based upon square footage to 95% in 2020 from 92% in 2019.

Operating Expenses

Operating expenses increased $0.3 million, or 1%, to $32.9 million for the year ended December 31, 2020 from $32.6 million for the year ended December 31, 2019. The increase is mainly attributable to higher general and administrative expenses for compensation expenses, partially offset by lower property operating expenses due to lower weather-related expenses and lower depreciation and amortization.

Interest Expense

Interest expense decreased $0.5 million, or 3%, to $17.3 million for the year ended December 31, 2020 from $17.8 million for the year ended December 31, 2019. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank in 2020 compared to 2019, partially offset by a higher principal balance in 2020.

Other Income

Other income decreased 94%, to less than $0.1 million for the year ended December 31, 2020 from $0.4 million for the year ended December 31, 2019. This decrease was primarily due to a settlement payment from a tenant in 2019 in connection with the termination of its lease.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of our property operating expenses (which include real estate taxes, interest expense on our mortgage loans, repairs and maintenance, insurance, and utilities), general and administrative expenses (which include compensation costs, office expenses, professional fees and other administrative expenses), and leasing and acquisition costs (which include third-party costs paid to brokers).

On December 2, 2015, the Operating Partnership entered into a credit agreement with Key Bank for a $50.0 million secured revolving credit facility with an initial term of two years, with a one-year extension option. On February 27, 2018, the secured revolving credit facility was increased to $55.0 million and the Operating Partnership exercised its option to extend the term to June 30, 2019.  On July 31, 2018, the secured revolving credit facility was reduced to $50.0 million and the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020. On September 11, 2019, the maturity date of the secured revolving credit facility was extended from June 30, 2020 to June 30, 2022. On March 27, 2020, the Operating Partnership drew down $10.0 million under the secured revolving credit facility with Key Bank. The Operating Partnership increased its borrowings under the secured revolving credit facility with Key Bank as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. Our available liquidity at December 31, 2020 was approximately $42.3 million, consisting solely of cash and cash equivalents. As of December 31, 2020, the Company had $50.0 million of outstanding borrowings on its secured revolving credit facility.

We expect to meet substantially all of our operating cash requirements, dividend payments required to maintain our REIT status and an estimated $0.9 million of 2021 principal mortgage debt amortization from cash flows from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. There are no maturities of mortgage principal in 2021. Additionally, in the normal course of our business, we may sell properties or interests in properties when we determine that it is in our best interests, which also generates additional liquidity. As it relates to the maturing debt in 2024 and 2025, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based upon market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Net Cash Flows

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Operating Activities

Net cash provided by operating activities was $17.8 million for the year ended December 31, 2020 compared to $19.8 million for the year ended December 31, 2019. For the 2020 period, cash provided by operating activities included (i) net income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and income from equity in unconsolidated affiliate of $21.7 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of $3.7 million, (iv) a decrease in accounts payable and accrued expenses of $0.2 million and (v) a decrease in other liabilities of $0.1 million. 2019 net cash provided by operating activities of $19.8 million included (i) net income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and income from equity in unconsolidated affiliate of $20.9 million, (ii) distribution from unconsolidated affiliate of $0.2 million, (iii) an increase in accounts payable and accrued expenses of approximately $0.5 million, (iv) an increase in other liabilities of $2.1 million, partially offset by (v) an increase in other assets of $3.9 million.

Investing Activities

Net cash used in investing activities was $1.9 million for the year ended December 31, 2020 compared to $3.4 million for the year ended December 31, 2019. For the 2020 period, cash used in investing activities resulted from (i) property improvements of approximately $2.1 million, partially offset by (ii) a return of capital from an unconsolidated affiliate of approximately $0.2 million. 2019 net cash used in investing activities of $3.4 million resulted from (i) property improvements of $4.5 million, partially offset by (ii) a return of capital from an unconsolidated affiliate of approximately $1.1 million.

Financing Activities

Net cash used in financing activities was $1.1 million for the year ended December 31, 2020 compared to $12.4 million for the year ended December 31, 2019. For the 2020 period, cash used in financing activities resulted from (i) the payment of mortgage principal of $8.8 million, including the remaining balance of a mortgage loan of $6.0 million with Hartford Accident & Indemnity Company and the remaining balance of a mortgage loan of $2.0 million with People’s United Bank, (ii) the payment of the Company’s fourth quarter 2019 dividend, 2019 supplemental dividend and 2020 quarterly dividends totaling $6.8 million, (iii) distributions to non-controlling interests of $3.6 million and (iv) loan costs from the Company’s revolving credit line facility with Key Bank of approximately $0.3 million, partially offset by (v) proceeds from the secured loan facility with Transamerica Life Insurance Company of $8.4 million and (vi) proceeds from the Company’s revolving credit facility with Key Bank of $10.0 million. For the 2019 period, cash used in financing activities of $12.4 million resulted from (i) the payment of mortgage principal of $0.8 million, (ii) the payment of the Company’s quarterly and 2018 supplemental dividends totaling $6.6 million, (iii) distributions to non-controlling interests of $3.5 million, (iv) loan costs from the Company’s revolving credit facility of $0.2 million and (v) repurchases of Common Stock of $1.3 million.

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight-lined rent, amortization of other intangible assets and financing costs, our realized gain from an investment in a limited partnership, and stock compensation expense, which are not indicative of the results of our operating portfolio.

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

 The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2020 and 2019 (All amounts are net of noncontrolling interest).

The reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO (in thousands):

	2020	2019
Net income attributable to common stockholders	$5,556	$4,480
Add NAREIT defined adjustments:
Real estate depreciation	6,420	6,363
Amortization of in-place leases and deferred leasing costs	2,020	2,113
Funds From Operations (“FFO”), as defined by NAREIT:	13,996	12,956
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(357)	120
Amortization of other intangible assets	(328)	(298)
Amortization of financing costs	649	670
Realized gain on limited partnership investment	-	(71)
Stock compensation expense	512	476
AFFO, as defined by GTJ REIT, Inc.	$14,472	$13,853

                    The Company is no longer presenting EBITDAre and Adjusted EBITDAre as optional non-GAAP financial measures. The Company believes FFO and AFFO to be the most appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and AFFO provide a uniform supplemental basis for evaluating the earnings performance of REITs considering the unique capital structure of each REIT.

Acquisitions and Dispositions

There were no acquisitions or dispositions of properties in 2020 and 2019.

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

Environmental Matters

As of December 31, 2020, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no accrued liability needed for these on-going activities on the accompanying consolidated balance sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of December 31, 2020, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties. As of December 31, 2020, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc.

West Hempstead, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment of real estate held for investment and investment in unconsolidated affiliate

The Company’s net real estate held for investment was $425.1 million as of December 31, 2020. In addition, the Company’s investment in unconsolidated affiliate was $4 million as of December 31, 2020. The net real estate held for investment and investment in unconsolidated affiliate are herein referred to as the real estate investments. As described in Note 2 to the consolidated financial statements, the Company reviews each real estate investment for impairment when events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of future cash flows that are expected to result from the real estate investment’s use and eventual disposition.

We identified the assessment of impairment of real estate investments as a critical audit matter. Significant management judgement is required in the evaluation of potential impairment indicators and the assessment of inputs and assumptions used to estimate the expected future cash flows underlying the fair value of the real estate investments including future revenue and operating expense growth rates, market rents, market capitalization rates, holding periods and discount rates. Auditing management’s judgements related to the impairment of real estate investments involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating management’s assessment of potential impairment indicators, including changes in occupancy, the nature of the real estate investment and its performance against historical operating results.

•

Testing the assumptions used by management in determining which real estate investments require a recoverability assessment and evaluating management’s assumptions, as impacted by the COVID-19 pandemic, including future revenue and operating expense growth rates, market rents, market capitalization rates, holding periods, and discount rates, used in performing the recoverability analyses.

•	Utilizing professionals with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of certain market-based assumptions utilized by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2009.

New York, New York

March 25, 2021

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(amounts in thousands, except share data)

	2020	2019
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	301,941	300,063
Total real estate, at cost	499,686	497,808
Less: accumulated depreciation and amortization	(74,569)	(64,950)
Net real estate held for investment	425,117	432,858
Cash and cash equivalents	42,255	26,853
Restricted cash	1,662	2,232
Rental income in excess of amount billed	15,766	15,253
Acquired lease intangible assets, net	7,873	9,713
Investment in unconsolidated affiliate	3,928	4,096
Other assets	15,492	13,804
Total assets	$512,093	$504,809
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,583	$361,332
Secured revolving credit facility	50,000	40,000
Accounts payable and accrued expenses	3,949	4,306
Dividends payable	1,362	1,353
Acquired lease intangible liabilities, net	3,247	4,120
Other liabilities	7,655	8,049
Total liabilities	427,796	419,160
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,627,220 and 13,537,856 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	161,092	160,308
Distributions in excess of net income	(111,129)	(109,889)
Total stockholders’ equity	49,964	50,420
Noncontrolling interest	34,333	35,229
Total equity	84,297	85,649
Total liabilities and equity	$512,093	$504,809

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share data)

	2020	2019
Revenues:
Rental income	$58,355	$56,553
Total revenues	58,355	56,553
Operating Expenses:
Property operating expenses	12,081	12,246
General and administrative	8,106	7,537
Depreciation and amortization	12,745	12,854
Total operating expenses	32,932	32,637
Operating income	25,423	23,916
Interest expense	(17,313)	(17,829)
Equity in earnings of unconsolidated affiliate	132	166
Other income	25	426
Net income	8,267	6,679
Less: Net income attributable to noncontrolling interest	2,711	2,199
Net income attributable to common stockholders	$5,556	$4,480
Net income per common share attributable to common stockholders-basic and diluted earnings per share	$0.41	$0.33
Weighted average common shares outstanding-basic	13,589,374	13,545,242
Weighted average common shares outstanding-diluted	13,615,223	13,582,690

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2019	—	13,569,664	$1	$161,219	$(107,730)	$53,490	$36,225	$89,715
Common stock dividends	—	—	—	—	(6,639)	(6,639)	—	(6,639)
Repurchases – common stock	—	—	—	(1,322)	—	(1,322)	—	(1,322)
Stock-based compensation	—	—	—	728	—	728	—	728
Issuance of shares	—	79,739	—	—	—	—	—	—
Retirement of Shares	—	(111,547)	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,512)	(3,512)
Net income	—	—	—	—	4,480	4,480	2,199	6,679
Reallocation of equity	—	—	—	(317)	-	(317)	317	-
Balance at December 31, 2019	—	13,537,856	1	160,308	(109,889)	50,420	35,229	$85,649
Common stock dividends	—	—	—	—	(6,796)	(6,796)	—	(6,796)
Stock-based compensation	—	—	—	784	—	784	—	784
Issuance of shares	—	89,364	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,607)	(3,607)
Net income	—	—	—	—	5,556	5,556	2,711	8,267
Balance at December 31, 2020	—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

(amounts in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,267	$6,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,681	9,641
Amortization of intangible assets and deferred charges	3,554	3,775
Stock-based compensation	784	728
Rental income in excess of amount billed	(495)	284
(Income) from equity investment in unconsolidated affiliate	(132)	(166)
Distributions from unconsolidated affiliate	132	171
Changes in operating assets and liabilities:
Other assets	(3,697)	(3,939)
Accounts payable and accrued expenses	(194)	553
Other liabilities	(134)	2,089
Net cash provided by operating activities	17,766	19,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(2,042)	(4,538)
Return on capital from unconsolidated affiliate	168	1,154
Net cash used in investing activities	(1,874)	(3,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	8,400	-
Loan costs from mortgage notes payable	(246)	-
Proceeds from revolving credit facility	10,000	-
Loan costs from revolving credit facility	-	(154)
Payment of mortgage principal	(8,825)	(789)
Repurchases of common stock	-	(1,322)
Cash distributions to noncontrolling interests	(3,602)	(3,508)
Cash dividends paid	(6,787)	(6,643)
Net cash used in financing activities	(1,060)	(12,416)
Net increase in cash, cash equivalents and restricted cash	14,832	4,015
Cash and cash equivalents including restricted cash of $2,232 and $3,895, respectively, at the beginning of period	29,085	25,070
Cash and cash equivalents including restricted cash of $1,662 and $2,232, respectively, at the end of period	$43,917	$29,085
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized of $0 for 2020 and $206 for 2019	$16,262	$16,819
Non-cash expenditures for real estate	$280	$444
Cash paid for income taxes	$98	$73

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. As a result of this acquisition and the subsequent acquisition of seventeen properties and the sale of one property from 2014 through 2020, the Company currently owns a 65.33% interest in a total of 48 properties consisting of approximately 5.9 million square feet (unaudited) of primarily industrial properties on approximately 389 acres of land (unaudited) in New York, New Jersey, Connecticut and Delaware. At December 31, 2020, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.3 million shares of the Company’s Series B preferred stock.

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

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the year ended December 31, 2020.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given the Company’s concentration in the Northeast United States, its entire portfolio could remain subject to various governmental restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged pandemic could have a material adverse impact on the financial results and business operations of the Company.

As of December 31, 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of December 31, 2020. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial statements of the Company and its wholly owned subsidiaries. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Our Operating Partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we consolidate our Operating Partnership. All material intercompany transactions have been eliminated in consolidation. The ownership interests of the other investors in the Operating Partnership are recorded as noncontrolling interests.

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). For the year ended December 31, 2020, there were no redemptions of Company shares, and therefore, no reallocation was required.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of December 31, 2020. Real estate under development was $5.6 million as of December 31, 2019 and is included in buildings and improvements on the Company’s balance sheet.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions.  The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.7 million and $0.6 million for the years ended December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, approximately $0.6 million and $7.3 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2019, approximately $0.8 million and $8.9 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2020, and 2019, approximately $3.2 million and $4.1 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2020, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2021	$510	$1,400
2022	533	1,344
2023	635	1,189
2024	497	903
2025	148	733
Thereafter	329	1,709
	$2,652	$7,278

Investment in Unconsolidated Affiliate

The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company and no intention or obligation to contribute additional capital. For investments in which there is recourse to the Company or an obligation or intention to contribute additional capital exists, distributions in excess of the investment are recorded as a liability. When characterizing distributions from equity investees within the Company’s consolidated statement of cash flows, all distributions received are first applied as returns on investment to the extent there are cumulative earnings related to the respective investment and are classified as cash inflows from operating activities. If cumulative distributions are in excess of cumulative earnings, distributions are considered a return of investment. In such cases, the distribution is classified as cash inflows from investing activities.

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the periods presented there were no impairment charges related to the Company’s investment in unconsolidated affiliate.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2020 were $17.9 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2020 were $1.5 million and $1.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2019 were $18.2 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2019 were $1.2 million and $1.1 million, respectively.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgement is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market trends, future revenue and operating growth rates, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its remaining long-lived assets for the years ended December 31, 2020 and 2019, respectively.

Reportable Segments:

As of December 31, 2020, the Company primarily operated in one reportable segment, commercial real estate.

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

Earnings Per Share:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share.  Stock option awards were included in the computation of diluted earnings per share in 2020 and 2019 because the option awards were dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020, and 2019, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2020, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Rental income of $9.5 million, derived from five leases with the City of New York, represented 16% of the Company’s total rental income for the year ended December 31, 2020. Rental income of $9.5 million, derived from five leases with the City of New York, represented 17% of the Company’s total rental income for the year ended December 31, 2019.

Stock-Based Compensation:

The Company has a stock-based compensation plan, which is described below in Note 6. The Company accounts for stock-based compensation in accordance with ASC 718, which establishes accounting for stock-based awards. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is expensed at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. The impact of the forfeiture of awards is recognized as forfeitures occur.

New Accounting Pronouncements:

Lease Accounting

On April 8, 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. This election is available for concessions that result in the total cash flows required by the modified contract being substantially the same or less than total cash flows required by the original contract.  The Company has made the accounting policy election noted above. The Company entered into concession agreements as lessor during the year ended December 31, 2020. There were $0.4 million of rent concessions outstanding as of December 31, 2020. The Company may grant further concessions during subsequent periods.

In December 2018, the FASB issued ASU No. 2018-20, “Leases, (Topic 842): Narrow-Scope Improvements for Lessors”. These amendments clarify or simplify certain narrow aspects of ASC 842 for lessors. This ASU modifies ASU No. 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (the accounting policy election includes sales, use, value added, and some excise taxes but excludes real estate taxes). The Company has elected not to evaluate whether the aforementioned costs are lessor or lessee costs. This ASU also provides that certain lessor costs require lessors to exclude from variable payments, and therefore revenue, specifically lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The adoption of ASU 2018-20 did not have a material impact on the Company’s consolidated financial statements

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which amended ASU 2016-02 to provide entities with an additional optional transition method to adopt ASU 2016-02.  ASU 2018-11 simplified transition requirements and, for lessors, provided a practical expedient for the separation of non-lease components from lease components. Specifically, ASU 2018-11 provided an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the financial statements. In addition, ASU 2018-11 provided a practical expedient, by class of underlying asset, that permits lessors to make a policy election not to separate non-lease components from the associated lease component, and, instead, to account for those components as a single component if the non-lease components would otherwise be accounted for under the new revenue guidance (Topic 606). If certain conditions are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic No. 842).” ASU 2016-02 requires lessees to recognize, at the commencement date, a lease liability for all leases with a term greater than 12 months, which is the lessee’s obligation to make lease payments arising from a lease and measure it on a discounted basis. A lessee must recognize an asset when it represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged but updated to align with certain changes to the lessee model and the new revenue recognition standard. In addition, under the new guidance, if the Company determines that collectability of lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the statement of operations. Rental income related to tenants where the collectability of lease payments is not probable will be recorded on a cash basis. The new lease accounting permits companies to utilize certain practical expedients in the implementation of the new standard. The Company has elected to utilize a package of three practical expedients for all leases which includes, (i) not reassessing expired or existing contracts as to whether they are or contain leases; (ii) not reassessing lease classification of existing leases; and (iii) not reassessing the amount of capitalized initial direct costs for existing leases. ASU 2016-02 also specifies that upon adoption, lessors will no longer be able to capitalize and amortize certain leasing related costs and instead will only be permitted to capitalize and amortize incremental direct leasing costs. As a result, we have concluded that subsequent to adoption, there will be no change in the capitalization of costs as compared to what we have historically capitalized.

The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and the package of three practical expedients provided by ASU 2016-02 as described above. As lessor, the Company has more than sixty (60) leases primarily with industrial tenants and a significant majority of its leases are on a triple-net basis. The Company’s leases continue to be classified as operating leases and the adoption of ASU 2016-02 did not have a material impact on Company’s financial position or results from operations. The Company has elected to use the practical expedient related to the separation of lease and non-lease components provided by ASU 2018-11. The Company has determined that the effect of electing this lessor practical expedient is that revenues related to leases will be reported on one line in the presentation within the consolidated statement of operations. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases. As lessee, the Company has elected to utilize the practical expedients in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease which expired on December 31, 2020. The Company will continue to occupy the premises on a month-to-month basis at a current base rent of approximately $24,000. The Company’s future lease obligations aggregated approximately $289,000  as of December 31, 2019. The Company has recorded a right-of-use asset and corresponding right-of use liability at the present value of the remaining minimum rental payments, based upon an incremental borrowing rate of 5.256%, of approximately $541,000 as of January 1, 2019. Right-of-use assets and right-of-use liabilities are included in other assets and other liabilities in the accompanying consolidated balance sheets. The Company did not record any cumulative effect of change in accounting principle upon the adoption of ASC Topic 842 as lessor or lessee.

Other Accounting Topics

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which modifies ASC 848 (ASU 2020-04 discussed below), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not have any transactions to which this ASU applied. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company had no transactions to which the ASU was applied since adoption and the adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Balance at beginning of year	$497,808	$494,897
Improvements, net	1,878	2,911
Balance at end of year	$499,686	$497,808

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Balance at beginning of year	$64,950	$55,401
Depreciation for year	9,619	9,549
Balance at end of year	$74,569	$64,950

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2020	December 31, 2019	Maturity
Hartford Accident & Indemnity Company	5.20%	-	6,000	3/1/2020
People’s United Bank	5.23%	-	2,089	10/1/2020
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	37,201	37,937	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	-	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	-	4/1/2030
	Subtotal	366,201	366,626
	Unamortized loan costs	(4,618)	(5,294)
	Total	$361,583	$361,332

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

American International Group Loan Agreement:

On February 20, 2015, the Operating Partnership refinanced the current outstanding debt on certain properties and placed new financing on others by entering into loan agreements (collectively, the “AIG Loan Agreements”) with American General Life Insurance Company, the Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

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

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $

39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S. Life Borrowers may prepay the outstanding loan amount in whole on or after January 1, 2023, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the Note.  The U.S. Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility.  The U.S. Life Borrowers’ obligation to pay the principal, interest and other amounts under the Loan Facility are evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “Note”). The Note is secured by certain mortgages encumbering the U.S. Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware.  In the event of default, the initial rate of interest on the Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws.  The Note contains other terms and provisions that are customary for instruments of this nature.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2020, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2021	$852
2022	1,300
2023	1,794
2024	16,343
2025	267,878
Thereafter	78,034
Total	$366,201

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

Outstanding borrowings under the secured revolving credit facility with Key Bank as of December 31, 2020 and December 31, 2019 were $50.0 million and $40.0 million, respectively, which are considered LIBOR-rate loans.

As of December 31, 2020, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board of Directors” or “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2020 and December 31, 2019.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2020, and 2019, the Company had a total of 13,627,220 and 13,537,856 shares issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2020 and 2019:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 18, 2019	March 31, 2019	April 12, 2019	0.09	(1)
March 18, 2019	March 31, 2019	April 15, 2019	0.10
June 5, 2019	June 30, 2019	July 12, 2019	0.10
August 6, 2019	September 30, 2019	October 11, 2019	0.10
November 5, 2019	December 31, 2019	January 10, 2020	0.10
March 17, 2020	March 31, 2020	April 15, 2020	0.10	(2)
March 17, 2020	March 31, 2020	April 17, 2020	0.10
June 4, 2020	June 30, 2020	July 10, 2020	0.10
August 4, 2020	September 30, 2020	October 15, 2020	0.10
November 3, 2020	December 31, 2020	January 15, 2021	0.10

(1)	Represents a supplemental 2018 dividend.
(2)	Represents a supplemental 2019 dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of December 31, 2020, the Company had 1,772,959 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the year ended December 31, 2020, there was no stock compensation expense relating to these stock options as these options have fully vested. For the year ended December 31, 2019, the stock compensation expense relating to these stock options was approximately $94,000.

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
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options

The Board of Directors has determined the value of a share of common stock to be $11.90 based on a valuation completed March 10, 2021, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan. This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the years ended December 31, 2020 and 2019, the Company’s total stock compensation expense was approximately $784,000 and $728,000, respectively. As of December 31, 2020, there was approximately $1,187,000 of unamortized stock compensation related to restricted stock.  The cost is expected to be recognized over a weighted average period of 2.5 years.

At December 31, 2020, 210,000 stock options were outstanding, 210,000 of which were exercisable, and 669,828 shares of restricted stock were outstanding, 572,053 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2019	72,306	$11.57
New shares issued through December 31, 2020	89,364	12.70
Vested	(63,895)	12.30
Non-vested shares outstanding as of December 31, 2020	97,775	$12.14

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of December 31, 2020:

Number of Shares
2021	29,366
2022	21,363
2023	16,075
2024	11,972
2025	8,506
2026	5,571
Thereafter	4,922
Total Non-vested Shares	97,775

7. EARNINGS PER SHARE:

Basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. There were 25,849 and 37,448 common share equivalents in 2020 and 2019, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	2020	2019
Numerator:
Net income attributable to common stockholders	$5,556	$4,480
Denominator:
Weighted average common shares outstanding – basic	13,589,374	13,545,242
Weighted average common shares outstanding – diluted	13,615,223	13,582,690
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.41	$0.33

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the additional future lease payments of approximately $4,500,000. In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on future lease payments of approximately $21,000,000.

The Company’s executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, are being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner.  The lease agreement expired in 2020. The Company will continue to occupy the premises on a month-to-month basis at a current base rent of approximately $24,000.

On November 4, 2014, the Company invested $1.8 million for a limited partnership interest in Garden 1101 Stewart, L.P. (“Garden 1101”). Garden 1101 was formed for the purposes of acquiring an office building in Garden City, NY that was converted to a medical office building. The general partner of Garden 1101 is partially owned by Paul Cooper and Louis Sheinker. The investment is included in investment in unconsolidated affiliate on the consolidated balance sheets. On February 9, 2018, the property acquired by Garden 1101 was sold and the Company received a distribution from the partnership of $3.7 million which resulted in a gain from unconsolidated affiliate of $2.5 million in 2018. A gain of approximately $108,000 is included in equity in earnings of unconsolidated affiliate on the consolidated statement of operations for the year ended December 31, 2019.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of December 31, 2020, and 2019, the present value of this obligation was approximately $0.9 million and $1.0 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets.

Environmental Matters:

As of December 31, 2020, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

Real Property Used By Us in Our Businesses

On December 11, 2020, the Company signed a ten-year four-month lease, with one five-year option to extend the lease, as tenant with Steel Garden LLC, as landlord, for the premises. The lease will commence upon landlord’s completion of work.  The monthly base rent for the first year of the lease term will be approximately $28,000.

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable, dividends payable, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$42,255	$42,255	$26,853	$26,853
Restricted cash	1,662	1,662	2,232	2,232
Accounts receivable	2,141	2,141	630	630
Financial liabilities:
Dividends payable	$1,362	$1,362	$1,353	$1,353
Accounts payable and accrued expenses	3,949	3,949	4,306	4,306
Secured revolving credit facility	50,000	50,000	40,000	40,000
Mortgage notes payable	366,201	377,371	366,626	367,856
Pension withdrawal liability	926	1,027	996	1,051

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2020 and 2019 were approximately $55,000 and $50,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the years ended December 31, 2020 and 2019 were approximately $71,000 and $7,000, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net income	$8,267	$6,679
GAAP net (income) of taxable subsidiaries	(448)	(337)
GAAP net income from REIT operations	7,819	6,342
Operating expense book deductions greater than tax	128	224
Book depreciation in excess of tax depreciation	3,899	953
GAAP amortization of intangibles in excess of tax amortization	967	1,395
Straightline rent adjustments	(548)	183
(Income) allocable to noncontrolling interest	(4,252)	(3,154)
Estimated taxable income subject to the dividend requirement	$8,013	$5,943

We have determined for income tax purposes that the 2020 regular dividends were considered ordinary dividend distributions and the 2019 regular dividends were considered both ordinary dividends and non-dividend distributions. The total distributions paid in both 2020 and 2019 were the result of cash flows from operations.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2020 and 2019. The TRS entities have approximately $19.8 million of net operating loss carry-forwards at December 31, 2020. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2020, under operating leases for the next five years and thereafter are as follows (in thousands):

2021	$47,332
2022	44,245
2023	38,640
2024	32,438
2025	29,837
Thereafter	62,842
Total	$255,334

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SELECTED QUARTERLY DATA (Unaudited):

The summarized selected quarterly data for the years ended December 31, 2020 and 2019 are as follows (in thousands except per share data).

Year	March 31	June 30	September 30	December 31
2020
Revenues	$14,317	$14,398	$14,527	$15,113
Net income attributable to common stockholders	1,348	905	1,651	1,652
Per common share (basic and diluted)	0.10	0.07	0.12	0.12
2019
Revenues	14,160	13,974	14,351	14,068
Net income attributable to common stockholders	1,101	815	1,310	1,254
Per common share (basic and diluted)	$0.08	$0.06	$0.10	$0.09

15. SUBSEQUENT EVENTS:

Distributions

On March 16, 2021, our Board of Directors declared a supplemental cash dividend of $0.20 per share of common stock, payable with respect to the year ended December 31, 2020, to stockholders of record as of the close of business on March 31, 2021, payable on April 16, 2021. On March 16, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2021, to common stockholders of record as of the close of business on March 31, 2021, payable on April 19, 2021.

Purchase of Securities

On March 27, 2020, the Board unanimously approved suspending repurchases under the share redemption program (the “Program”) effective as of May 1, 2020 in order to preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. On March 16, 2021, the Board unanimously approved lifting the suspension and recommencing the Program effective as of June 1, 2021. The first redemption date following the recommencement of the Program will be November 30, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 16, 2021:

Name	Age	Position
Paul Cooper	60	Chairman of the Board, CEO and Class II Director
Louis Sheinker	59	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	65	Chief Financial Officer and Treasurer
Douglas Cooper	74	Class I Director
John Leahy	78	Class III Director
Stanley Perla	77	Class II Director
Donald Schaeffer	70	Class III Director
David Jang	60	Class I Director
Brandon Konigsberg	50	Class III Director

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

Brandon Konigsberg has been a director of the Company since October 2019. Mr. Konigsberg previously served in various roles at JP Morgan Chase & Co., a global financial services firm, from September 1996 to December 2020, including Managing Director, Human Resources, Treasury and Chief Investment Officer, and J.P. Morgan Securities (formerly Bear Stearns Private Client Services). Mr. Konigsberg has been a business and functional CFO and has held senior management roles in the Treasury function. Prior to joining JP Morgan Chase & Co., Mr. Konigsberg was an auditor at Goldstein, Golub and Kessler, PC. He brings to the Board his broad experience driving financial and operational strategy, management and discipline. He received a Bachelor of Arts in Accounting from University of Albany and a Master’s degree in Business Administration from New York University Stern School of Business. Mr. Konigsberg is deemed an independent director.

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

Our Board currently consists of eight directors:  Paul Cooper, Louis Sheinker, Douglas Cooper, John Leahy, Stanley Perla, Donald Schaeffer, David Jang and Brandon Konigsberg.  Directors are elected at each annual meeting of stockholders. We have a staggered Board.  Class III directors, Messrs. Konigsberg, Leahy and Schaeffer, have a term expiring at the annual stockholders meeting in 2021 or until their successors are elected and qualified. Class I directors, which are Messrs. D. Cooper and Jang, have a term expiring at the annual stockholders meeting in 2022 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2023 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held nine meetings during 2020.  Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2020 annual meeting of stockholders, all members of the Board as of the date of the annual meeting attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board.

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

Committees of the Board of Directors

Audit Committee

We have an Audit Committee comprised of four members, Messrs. Perla, Leahy, Schaeffer and Konigsberg, all of whom are independent directors under NASDAQ stock market standards. Mr. Perla is designated as Chairman; he also serves as the “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. The Audit Committee has adopted a charter, which details the principal functions of the Audit Committee. In general, the Audit Committee selects and appoints the Company’s independent registered public accounting firm and the Audit Committee’s responsibilities include overseeing:

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

During the year ended December 31, 2020, the Audit Committee held four meetings.

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

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for the years ended December 31, 2020 and December 31, 2019, was approximately $32,000 and $30,000, respectively.

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

During the year ended December 31, 2020, the Compensation Committee held one meeting. On May 6, 2020, the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2020 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2020	$650,000	$700,000	$399,999	$—	$103,372	(1)(2)(3)	$1,853,371
	2019	$650,000	$600,000	$349,995	$—	$99,310	(1)(2)(3)	$1,699,305
Louis Sheinker, President, Chief Operating Officer and Secretary	2020	$600,000	$700,000	$399,999	$—	$108,584	(1)(2)(3)	$1,808,583
	2019	$600,000	$600,000	$349,995	$—	$104,522	(1)(2)(3)	$1,654,517
Stuart Blau, Chief Financial Officer and Treasurer	2020	$300,000	$150,000	$124,993	$—	$46,207	(1)(2)	$621,200
	2019	$300,000	$100,000	$49,996	$—	$33,725	(1)(2)	$483,721

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums, health care reimbursement and medical insurance premiums.
(3)	Includes auto allowance.
(4)

These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). We reflect the total grant date fair values of the restricted stock and option grants in the year of grant.

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

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2020:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/4/2020	31,496	$399,999
Louis Sheinker, Chief Operating Officer, President and Secretary	6/4/2020	31,496	$399,999
Stuart Blau, Chief Financial Officer and Treasurer	6/4/2020	9,842	$124,993

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2020:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2020	20,345	258,385	—	—
	2019	13,624	158,039	—	—
	2018	6,551	76,319	—	—
	2017	3,452	40,044	—	—
	2016	184	1,908	—	—
Louis Sheinker	2020	20,345	258,385	—	—
	2019	13,624	158,039	—	—
	2018	6,551	76,319	—	—
	2017	3,452	40,044	—	—
	2016	184	1,908	—	—
Stuart Blau	2020	7,256	92,153	—	—
	2019	2,207	25,605	—	—

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2020:

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

Option Exercises and Stock Vested:

Options issued pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper and 50,000 shares were purchased on May 31, 2017. No options were exercised by our named executive officers in 2020.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2020.

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

2020 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 6, 2020, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2019 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $450,000 cash bonus and a $200,000 restricted stock bonus under the 2017 Plan.  The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2019 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s bonuses since the performance benchmarks were exceeded.  The Compensation Committee approved increasing the cash bonus award by $250,000 each, for a total cash bonus of $700,000 to each of Messrs. P. Cooper and L. Sheinker and approved increasing the restricted stock bonus by $200,000 each, for a total equity bonus of $400,000 to each of Messrs. P. Cooper and L. Sheinker.

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

2020 Bonuses Paid Under the S. Blau Employment Letter

On May 6, 2020, the Compensation Committee discussed the performance of Mr. Blau and the Company’s profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to entitle the executive to a $150,000 cash bonus and a $125,000 restricted stock bonus under the 2017 Plan.

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2020:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
John Leahy	47,500	34,989	—	—	—	82,489
Stanley Perla	52,000	34,989	—	—	—	86,989
Donald Schaeffer	50,500	34,989	—	—	—	85,489
Douglas Cooper	45,000	34,989	—	—	—	79,989
David Jang	45,500	34,989	—	—	—	80,489
Brandon Konigsberg	45,000	34,989	—	—	—	79,989

Our non-officer Directors received the following forms of compensation for 2020:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2020, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2020.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(6)
Paul Cooper (1)	374,493	2.7%
Louis Sheinker (2)	266,243	1.9%
Douglas Cooper (3)	207,849	1.5%
John Leahy (4)	24,728	*
Donald Schaeffer (4)	24,728	*
Stanley Perla (4)	20,710	*
Stuart Blau (5)	14,152	*
David Jang (5)	8,562	*
Brandon Konigsberg (5)	2,755	*
All Executive Officers and Directors as a Group	944,220	6.8%

*	Represents less than 1.0% of our outstanding common stock.
(1)

Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan, 179,369 restricted shares granted under the 2007 Plan, and 83,127 restricted shares granted under the 2017 Plan. Also includes 192,974 shares held by the Paul Cooper 2020 Dynasty Trust.

(2)

Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan, balance represents restricted shares granted under the 2007 Plan and the 2017 Plan. Also includes 84,724 shares held by the Louis Sheinker 2020 Dynasty Trust.

(3)	Includes 74,695 restricted shares granted under the 2007 Plan and 8,776 restricted shares granted under the 2017 Plan.
(4)	Restricted shares granted under the 2007 Plan and the 2017 Plan.
(5)	Restricted shares granted under the 2017 Plan.
(6)	Based on 13,627,220 shares outstanding as of December 31, 2020.

Equity Compensation Plan Information

On June 11, 2007, the Board approved the Company’s 2007 Incentive Award Plan (the “2007 Plan”) with the effective date of the Plan of June 11, 2007, which was then approved by our stockholders on February 7, 2008. The aggregate number of shares of common stock which may have been awarded under the 2007 Plan was 1,000,000 shares. These shares were registered on the Registration Statement on Form S-8 filed with the SEC on September 23, 2010. The 2007 Plan expired by its terms on June 11, 2017.  The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. These shares were registered on the Registration Statement on Form S-8 filed with the SEC on June 12, 2017. See Part III, Item 11 and Note 6. “Stockholders’ Equity” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the 2007 Plan and the 2017 Plan.

The following information is provided as of December 31, 2020, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	210,000	$10.44	879,618	—
Equity compensation plans approved by security holders (2)	—	—	227,041	1,772,959
Equity compensation plans not approved by security holders	—	—	—	—
Total	210,000	$10.44	1,106,659	1,772,959

(1)	This equity compensation is under the 2007 Plan.
(2)	This equity compensation is under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Paul Cooper, our Chairman and Chief Executive Officer, and Louis Sheinker, our President, Chief Operating Officer and Secretary, each hold passive, minority ownership interests in a real estate brokerage firm, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the additional future lease payments of approximately $4,500,000.

In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on future lease payments of approximately $21,000,000.

Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, had a lease agreement with the Company which expired in 2020 for office and storage space. The Company will continue to occupy the space on a month-to-month basis at a current base rent of approximately $24,000.

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

Director Independence

Our Board of Directors currently consists of eight members. As of January 1, 2021, five of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 16, 2020, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2020 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2020 and 2019 for professional services rendered by BDO USA, LLP in the following categories:

	2020	2019
Audit fees	$427,920	$427,459
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—
Total	$427,920	$427,459

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.  In 2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for the years ended December 31, 2020 and December 31, 2019 were $56,000 and $56,000, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

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

10.23

Loan and Security Agreement by and among 15 Progress and PUB dated as of September 30, 2010 in the original principal amount of $2,700,000.00 (Incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 19, 2013).

10.24

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

10.28

Promissory Note executed by Farm Springs Road, LLC, GTJ REALTY, LP, GTJ GP, LLC and GTJ REIT, INC dated February 22, 2013 (Incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.29

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

10.32

Amended and Restated Promissory Note dated April 3, 2013, payable to the order of Genworth Life Insurance Company in the stated principal amount of $14,400,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 9, 2013).

10.33

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

10.36	Loan Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.37	Pledge and Security Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2014).

Exhibit Number	Exhibit
10.38	Payment Guaranty Agreement, dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.39	Promissory Note dated as of April 8, 2014 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2014).

10.40

Amended and Restated Separation Agreement and General Release with D. Cooper, effective as of January 15, 2015 (Incorporated by reference to Exhibit 10.123 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015).

10.41

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.42	Form of Mortgage Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.43

Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.44	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.45	Loan Agreement (CT/NJ) dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.46	Loan Agreement (NY) dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.47	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.48	Guaranty Agreement dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.49	Pledge and Security Agreement dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 24, 2015).

10.50

Credit Agreement with Keybank National Association and Keybanc Capital Markets Inc., dated as of December 2, 2015 (Incorporated by reference to Exhibit 10.134 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.51

First Amendment to Credit Agreement and Other Loan Documents, dated June 30, 2016, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, KeyBank National Association and the other lending institutions party thereof (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.52

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

10.53

Third Amendment to Credit Agreement and Other Loan Documents, dated February 27, 2018, by and among GTJ Realty, LP, and the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.54

Fourth Amendment to Credit Agreement and Other Loan Documents, dated July 31, 2018, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

Exhibit Number	Exhibit
10.55

Fifth Amendment to Credit Agreement, dated September 11, 2019, by and among GTJ Realty, LP, the Company, certain subsidiaries and/or affiliates of the Company, Key Bank National Association and the other lending institutions party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2019).

10.56	Form of Joinder Agreement (Incorporated by reference to Exhibit 10.135 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.57

Form of Assignment and Acceptance Agreement (Incorporated by reference to Exhibit 10.136 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016).

10.58

Executive Employment Agreement by and between Paul Cooper and the Company (Incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017).

10.59

Amendment No. 1 to Employment Agreement, dated July 10, 2018, by and between the Company and Paul Cooper (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.60

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

10.62	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.63	First Amendment to GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.64

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.65

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

10.70

Consolidated, Amended and Restated Promissory Note, dated March 21, 2018, made by certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.71

Environmental Indemnity Agreement, dated March 21, 2018, executed by the Company and certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

Exhibit Number	Exhibit
10.72

Guaranty Agreement, dated March 21, 2018, executed by the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.73

Loan Agreement, dated March 24, 2020, by and among Transamerica Life Insurance Company, WU/LH 466 Bridgeport L.L.C., and GWL 20 East Halsey LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.74

Secured Promissory Note, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.75

Secured Promissory Note, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.76

Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.77

Mortgage, Security Agreement and Fixture Filing, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.78

Guarantee (Right Choice Lease) by the Company in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.79

Guarantee (John Guest Lease) by the Company in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.80

Environmental Indemnity Agreement, dated March 24, 2020, by the Company and WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.81

Environmental Indemnity Agreement, dated March 24, 2020, by the Company and GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

14.1

Amended and Restated Code of Business Conduct and Ethics, adopted as of January 30, 2018 (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

32.1	Certification of Chief Executive Officer (furnished herewith).

32.2	Certification of Chief Financial Officer (furnished herewith).

99.1

Share Redemption Program, effective as of January 1, 2017, inclusive of Amendment No. 1 dated January 30, 2018 (Incorporated by reference to Exhibit (d)(viii) to the Registrant’s Schedule TO filed with the SEC on February 15, 2019).

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2019
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	E	3,416	9,972	375	3,416	10,348	13,764	2,365	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	B	3,237	572	—	3,237	572	3,809	114	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	B	3,008	7,097	—	3,008	7,097	10,105	1,462	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	E	2,275	7,822	387	2,275	8,209	10,484	1,764	1996	1/17/2013
36 Midland Ave, Port Chester, NY	B	2,428	6,409	391	2,428	6,800	9,228	1,525	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	B	5,390	16,463	320	5,390	16,783	22,173	3,516	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	B	827	1,916	—	827	1,916	2,743	427	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	B	948	2,265	—	948	2,265	3,213	499	1986	1/17/2013
8 Slater Street, Port Chester, NY	B	1,997	4,640	430	1,997	5,070	7,067	1,244	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	B	8,907	117	4,284	8,907	4,401	13,308	3,771	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	B	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	B	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	B	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	B	38,210	937	2,343	38,210	3,280	41,490	3,186	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	B	14,506	323	1,168	14,637	1,360	15,997	1,144	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	A	26,678	98	557	26,678	655	27,333	124	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	D	3,304	6,469	-	3,304	6,469	9,773	2,012	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	D	4,751	27,906	-	4,751	27,906	32,657	2,886	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	B	786	422	—	786	422	1,208	117	1980	3/26/2007
Total NY:		144,202	98,038	13,209	144,333	111,117	255,450	33,720
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	B	2,275	12,538	745	2,275	13,283	15,558	2,922	1986	1/17/2013
200 American Road, Morris Plains, NJ	B	725	5,361	50	725	5,411	6,136	1,152	2004	1/17/2013
300 American Road, Morris Plains, NJ	E	1,466	6,628	83	1,466	6,711	8,177	1,463	1987	1/17/2013
400 American Road, Morris Plains, NJ	B	1,724	9,808	392	1,724	10,200	11,924	2,353	1990	1/17/2013
500 American Road, Morris Plains, NJ	E	1,711	8,111	37	1,711	8,148	9,859	1,759	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ	F	1,898	1,402	5,830	1,898	7,232	9,130	1,241	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	C	790	1,937	285	790	2,222	3,012	404	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	C	1,780	8,999	180	1,780	9,179	10,959	1,456	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	C	6,187	18,855	95	6,187	18,950	25,137	3,252	2004	3/13/2015
4 Corporate Place, Piscataway, NJ	C	2,145	1,744	144	2,145	1,888	4,033	448	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	C	2,666	4,381	-	2,666	4,381	7,047	967	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	D	1,176	5,357	-	1,176	5,357	6,533	932	1966	7/27/2017
Office/Data Center:
25 Corporate Place, Piscataway, NJ	C	2,269	8,343	-	2,269	8,343	10,612	1,502	1985	3/13/2015
Total NJ:		26,812	93,464	7,841	26,812	101,305	128,117	19,851
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT	F	833	867	3,235	833	4,102	4,935	1,157	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	B	2,660	4,807	250	4,156	5,057	9,213	1,446	1973	1/17/2013
15 Progress Drive, Shelton, CT		984	3,411	—	984	3,411	4,395	822	1980	1/17/2013

33 Platt Road, Shelton, CT	B	3,196	5,402	—	3,196	5,402	8,598	2,186	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	B	1,551	3,524	48	1,551	3,572	5,123	785	1946	1/17/2013
12 Cascade Blvd, Orange, CT	B	1,688	3,742	2	1,688	3,744	5,432	771	1987	1/17/2013
15 Executive Blvd., Orange, CT	B	1,974	5,357	1,027	1,974	6,384	8,358	1,824	1983	1/17/2013
25 Executive Blvd., Orange, CT	B	438	1,481	59	438	1,540	1,978	308	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	B	1,462	2,915	575	1,462	3,490	4,952	919	1989	1/17/2013
269 Lambert Rd, Orange, CT	B	1,666	3,516	230	1,666	3,746	5,412	1,041	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT		1,572	11,797	165	1,572	11,962	13,534	3,160	2003	4/8/2014
112 Old County Road, Windsor Locks, CT		200	—	5,946	200	5,946	6,146	447	2018	4/8/2014
4 Meadow Street, Norwalk, CT	B	856	3,034	541	856	3,575	4,431	829	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	B	2,456	8,658	415	2,456	9,073	11,529	1,862	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	B	1,080	8,909	(3,830)	1,080	5,079	6,159	71	2020	1/17/2013
Total CT:		22,616	67,420	8,663	24,112	76,083	100,195	17,628
Delaware
Industrial:
300 McIntire Drive, Newark, DE	D	2,488	13,033	403	2,488	13,436	15,924	3,370	1999	6/1/2016
Total DE:		2,488	13,033	403	2,488	13,436	15,924	3,370
Grand Total:		196,118	271,955	30,116	197,745	301,941	499,686	74,569

(1) Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.

	2020	2019
Balance at beginning of year	$497,808	$494,897
Improvements, net	1,878	2,911
Balance at end of year	$499,686	$497,808

	2020	2019
Balance at beginning of year	$64,950	$55,401
Depreciation for year	9,619	9,549
Balance at end of year	$74,569	$64,950

Lender	Principal Outstanding
A—People’s United Bank	$15,500
B—American International Group	233,100
C—Allstate Corporation	37,201
D—United States Life Insurance Company	39,000
E—United States Life Insurance Company	33,000
F—Transamerica Life Insurance Company	8,400
Total	$366,201

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 25, 2021	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 25, 2021

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2021

/s/ Douglas A. Cooper Douglas A. Cooper	Director	March 25, 2021

/s/ David Jang David Jang	Director	March 25, 2021

/s/ Brandon Konigsberg Brandon Konigsberg	Director	March 25, 2021

/s/ John J. Leahy John J. Leahy	Director	March 25, 2021

/s/ Stanley R. Perla Stanley R. Perla	Director	March 25, 2021

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 25, 2021