Form 10-Q
period 2021-03-31
GTJ REIT, INC.
filed 2021-05-07
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,627,220 shares of common stock as of May 4, 2021.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	301,989	301,941
Total real estate, at cost	499,734	499,686
Less: accumulated depreciation and amortization	(77,044)	(74,569)
Net real estate held for investment	422,690	425,117
Cash and cash equivalents	42,183	42,255
Restricted cash	1,948	1,662
Rental income in excess of amount billed	16,255	15,766
Acquired lease intangible assets, net	7,244	7,873
Investment in unconsolidated affiliate	3,859	3,928
Other assets	18,009	15,492
Total assets	$512,188	$512,093
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,626	$361,583
Secured revolving credit facility	50,000	50,000
Accounts payable and accrued expenses	3,487	3,949
Dividends payable	4,087	1,362
Acquired lease intangible liabilities, net	3,067	3,247
Other liabilities	9,202	7,655
Total liabilities	431,469	427,796
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,627,220 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	161,199	161,092
Distributions in excess of net income	(113,489)	(111,129)
Total stockholders’ equity	47,711	49,964
Noncontrolling interest	33,008	34,333
Total equity	80,719	84,297
Total liabilities and equity	$512,188	$512,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2021	2020
Revenues:
Rental income	$15,568	$14,317
Total revenues	15,568	14,317
Operating Expenses:
Property operating expenses	3,642	2,965
General and administrative	1,793	1,891
Depreciation and amortization	3,308	3,170
Total operating expenses	8,743	8,026
Operating income	6,825	6,291
Interest expense	(4,291)	(4,327)
Equity in earnings of unconsolidated affiliate	31	23
Other income	7	20
Net income	2,572	2,007
Less: Net income attributable to noncontrolling interest	845	659
Net income attributable to common stockholders	$1,727	$1,348
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.13	$0.10
Weighted average common shares outstanding – basic	13,627,220	13,537,856
Weighted average common shares outstanding – diluted	13,653,069	13,575,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2021	$—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297
Common stock dividends	—	—	—	—	(4,087)	(4,087)	—	(4,087)
Stock-based compensation	—	—	—	107	—	107	—	107
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,170)	(2,170)
Net income	—	—	—	—	1,727	1,727	845	2,572
Balance at March 31, 2021	$—	13,627,220	$1	$161,199	$(113,489)	$47,711	$33,008	$80,719

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2020	$—	13,537,856	$1	$160,308	$(109,889)	$50,420	$35,229	$85,649
Common stock dividends	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Stock-based compensation	—	—	—	80	—	80	—	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,437)	(1,437)
Net income	—	—	—	—	1,348	1,348	659	2,007
Balance at March 31, 2020	$—	13,537,856	$1	$160,388	$(111,249)	$49,140	$34,451	$83,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,572	$2,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,480	2,403
Amortization of intangibles and deferred charges	1,131	885
Stock-based compensation	107	80
Rental income in excess of amount billed	(492)	(590)
Distributions from unconsolidated affiliate	31	—
(Income) from equity investment in unconsolidated affiliate	(31)	(23)
Changes in operating assets and liabilities:
Other assets	(2,973)	69
Accounts payable and accrued expenses	(182)	442
Other liabilities	105	(639)
Net cash provided by operating activities	2,748	4,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(328)	(754)
Return of capital from unconsolidated affiliate	69	—
Net cash used in investing activities	(259)	(754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	8,400
Loan costs from mortgage notes payable	—	(232)
Proceeds from revolving credit facility	—	10,000
Payment of mortgage principal	(189)	(6,202)
Cash distributions to noncontrolling interests	(723)	(719)
Cash dividends paid	(1,363)	(1,354)
Net cash (used in) provided by financing activities	(2,275)	9,893
Net increase in cash and cash equivalents	214	13,773
Cash and cash equivalents including restricted cash of $1,662 and $2,232, respectively, at the beginning of period	43,917	29,085
Cash and cash equivalents including restricted cash of $1,948 and $2,401, respectively, at the end of period	$44,131	$42,858
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $0 for 2021 and $54 for 2020	$4,045	$4,110
Non-cash expenditures for real estate	$—	$173
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$—	$214
Cash paid for income taxes	$72	$11

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to redemptions of certain shares of GTJ REIT common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At March 31, 2021, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.3 million shares of the Company’s Series B preferred stock.

As of March 31, 2021, the Operating Partnership owned and operated 48 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey.

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

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the three months ended March 31, 2021.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the

Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given the Company’s concentration in the Northeast United States, its entire portfolio could remain subject to various governmental restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged pandemic could have a material adverse impact on the financial results and business operations of the Company.

As of March 31, 2021, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of March 31, 2021. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2020, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 25, 2021.

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the three months ended March 31, 2021, there were no redemptions of Company shares, and therefore, no reallocation was required.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of March 31, 2021 and December 31, 2020.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net decrease of less than $0.1 million for the three months ended March 31, 2021 and a net increase of approximately $0.2 million for the three months ended March 31, 2020.

As of March 31, 2021, above-market and in-place leases of approximately $0.4 million and $6.8 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2020, above-market and in-place leases of approximately $0.6 million and $7.3 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2021, and December 31, 2020, approximately $3.1 million and $3.2 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2021, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2021 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2021	$441	$1,004
2022	611	1,300
2023	635	1,189
2024	498	904
2025	147	733
2026	71	603
Thereafter	258	1,106
	$2,661	$6,839

Investment in Unconsolidated Affiliate:

The Company has an investment in an entity that has been accounted for under the equity method of accounting. The equity method of accounting is used when an investor has influence, but not control, over the investee. The Company records its share of the profits and losses of the investee in the period when theses profits and losses are also reflected in the accounts of the investee.

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for the three months ended March 31, 2021 and 2020, respectively.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of March 31, 2021 were $17.8 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2021 were $0.4 million and $0.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2020 were $17.9 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2020 were $0.4 million and $0.3 million, respectively.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at March 31, 2021 or December 31, 2020.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, relating to the Company’s secured revolving credit facility, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the consolidated balance sheets.  If leases or loans are terminated, the unamortized charges are expensed.

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

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of March 31, 2021, under operating leases for the remainder of 2021, the next five years, and thereafter are as follows (in thousands):

Remainder of 2021	$37,262
2022	49,123
2023	44,366
2024	38,257
2025	35,754
2026	33,415
Thereafter	51,522
Total	$289,699

Lease Accounting:

The Company has made an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

The Company elected to utilize the practical expedient provided by ASU 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line in the presentation within the consolidated statement of operations. As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease which expired on December 31, 2020. The Company will continue to occupy the premises on a month-to-month basis at a current base rent of $24,000. The Company includes right-of-use assets in other assets and right-of-use liabilities as other liabilities on its consolidated balance sheet. There are no right-of-use assets or right-of-use liabilities included in other assets or other liabilities as of March 31, 2021 and December 31, 2020, respectively.

The Company elected not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, these costs will be accounted for as if they are lessee costs. Consequently, the Company excludes from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and provides certain disclosures. The accounting policy election includes sales, use, value added, and some excise taxes but excludes real estate taxes.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of March 31, 2021, and December 31, 2020, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2021, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the three months ended March 31, 2021, rental income of $2.4 million derived from five leases with the City of New York represents approximately 15% of the Company’s rental income.

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

Recently Issued Accounting Pronouncements:

In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which modifies ASC 848 (ASU 2020-04 discussed below), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not have any derivative transactions to which this ASU applied. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2021	December 31, 2020	Maturity
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	37,012	37,201	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	2,420	4/1/2030
	Subtotal	366,012	366,201
	Unamortized loan costs	(4,386)	(4,618)
	Total	$361,626	$361,583

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

Allstate Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it required interest-only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule, with a balloon payment of $33.7 million due at maturity.

United States Life Insurance Company Loan Agreement:

On December 20, 2017 (the “Closing Date”), four wholly owned subsidiaries of the Operating Partnership (collectively, the “U.S. Life Borrowers”) entered in a loan agreement (the “U.S. Life Loan Agreement”) with the United States Life Insurance Company in the City of New York (the “Lender”).

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest-only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the U.S. Life Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S. Life Borrowers may prepay the outstanding loan amount in whole on or after January 1, 2023, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the U.S. Life Note (as defined below).  The U.S. Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility.  The U.S. Life Borrowers’ obligation to pay the principal, interest and other amounts under the Loan Facility are evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “U.S. Life Note”). The U.S. Life Note is secured by certain mortgages encumbering the U.S. Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware.  In the event of default, the initial rate of interest on the U.S. Life Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws.  The U.S. Life Note contains other terms and provisions that are customary for instruments of this nature.

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

The term of each note is ten years and requires (i) interest-only payments at the rate of 3.45% per annum on the principal balance of the note until April 1, 2022 and (ii) principal and interest payments (amortized over a 25-year period commencing at the end of the interest-only period) from May 1, 2022 through March 1, 2030.  The entire principal balance of each note is due and payable on April 1, 2030, the loan maturity date.  Subject to the terms of the loan agreement, each note may be prepaid in whole upon not less than 30 days’ prior written notice to the lender.  Subject to certain exceptions, upon prepayment, the borrowers must remit a prepayment premium equal to the greater of (i) 1% of the prepayment amount and (ii) a yield protection amount calculated in accordance with the terms of the notes. If a default exists, the outstanding principal balance of the notes shall, at the option of the lender, bear interest at a rate equal to the lesser of (i) 10% per annum over the note rate and (ii) the highest rate of interest permitted to be paid or collected by applicable law with respect to the loan. The notes contain other terms and provisions that are customary for instruments of this nature.

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of March 31, 2021, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2021, the next five years and thereafter are as follows (in thousands):

Remainder of 2021	$663
2022	1,299
2023	1,794
2024	16,343
2025	267,878
2026	868
Thereafter	77,167
Total	$366,012

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

The Operating Partnership’s obligations under the facility are secured by a first priority lien and security interest to be held by the agents for Key Bank, in certain of the property, rights and interests of the Operating Partnership, the Guarantors (as defined below) and their subsidiaries now existing and as may be acquired (collectively, the “Collateral”). GTJ REIT and each party to the Guaranty are collectively referred to as the “Guarantors.” The parties to the Key Bank Credit Agreement also entered into several side agreements, including, the Joinder Agreements, the Assignment of Interests, the Acknowledgments, the Mortgages, the Guaranty, and other agreements and instruments to facilitate the transactions contemplated under the Key Bank Credit Agreement. Such agreements contain terms and provisions that are customary for instruments of this nature.

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

On July 27, 2017, the maturity date under the Key Bank Credit Agreement was extended from December 1, 2017 to February 28, 2018, with an additional extension option to June 30, 2019, subject to the satisfaction of certain conditions.

On February 27, 2018, the Operating Partnership exercised its option to extend the maturity date of the secured revolving line of credit facility with Key Bank to June 30, 2019.

On July 31, 2018, the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020 and the applicable margin for LIBOR-rate loans and base-rate loans applicable to the secured revolving credit facility with Key Bank was reduced by 50 bps. The base rate loans bore a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 150 to

200 bps, depending on the overall leverage of the properties. The LIBOR rate loans bore interest at a rate of LIBOR plus 250 to 300 bps, depending upon the overall leverage of the properties.

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of March 31, 2021, and December 31, 2020 were $50.0 million, which are considered LIBOR-rate loans.

As of March 31, 2021, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2021, or December 31, 2020.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2021, and December 31, 2020, the Company had a total of 13,627,220 shares of common stock issued and outstanding.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2021:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 16, 2021	March 31, 2021	April 16, 2021	$0.20	(1)
March 16, 2021	March 31, 2021	April 19, 2021	$0.10

(1)	This represents a 2020 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of March 31, 2021, the Company had 1,772,959 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On June 9, 2011, the Company granted 10,000 stock options to a non-employee director which vested immediately.

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

All options expire ten years from the date of grant. For the three months ended March 31, 2021, and March 31, 2020, there was no stock compensation expense relating to these stock options as these options have fully vested.

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

The Board of Directors has determined the value of a share of common stock to be $11.90 based on a valuation completed on March 10, 2021, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the three months ended March 31, 2021 and 2020, the Company’s total stock compensation expense was approximately $107,000 and $80,000, respectively. As of March 31, 2021, there was approximately $1,080,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

As of March 31, 2021, there were 210,000 stock options that are outstanding, all of which are exercisable, and 669,828 shares of restricted stock are outstanding, of which 580,940 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2020	97,775	$12.14
Vested	(8,887)	$12.11
Non-vested shares outstanding as of March 31, 2021	88,888	$12.15

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of March 31, 2021:

Number of Shares
Remainder of 2021	20,479
2022	21,363
2023	16,075
2024	11,972
2025	8,506
2026	5,571
Thereafter	4,922
Total Non-vested Shares	88,888

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 25,849 and 37,448 common share equivalents in the three months ended March 31, 2021 and 2020, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income attributable to common stockholders	$1,727	$1,348
Denominator:
Weighted average common shares outstanding – basic	13,627,220	13,537,856
Weighted average common shares outstanding – diluted	13,653,069	13,575,304
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.13	$0.10

7. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold minority ownership interests in a real estate brokerage firm in which they do not engage in management activities, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the additional future lease payments of approximately $4,500,000. In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on future lease payments of approximately $21,000,000.

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of March 31, 2021, and December 31, 2020, the remaining liability was $0.9 million and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of March 31, 2021, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, restricted cash, rent and other receivables, dividends payable, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs.

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$42,183	$42,183	$42,255	$42,255
Restricted cash	1,948	1,948	1,662	1,662
Rent and other receivables	3,468	3,468	2,141	2,141
Financial liabilities:
Dividends payable	4,087	4,087	1,362	1,362
Accounts payable and accrued expenses	3,487	3,487	3,949	3,949
Secured revolving credit facility	50,000	50,000	50,000	50,000
Mortgage notes payable	366,012	366,961	366,201	377,371
Pension withdrawal liability	908	962	926	1,027

10. SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2021 through the date the financial statements were issued.  There were no subsequent events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2020 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2021, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of March 31, 2021, our properties were 99% leased to 67 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2020, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2021, there were no material changes to these policies.

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

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures.  To bolster liquidity, we increased our cash and cash equivalents to $42.2 million as of March 31, 2021, by drawing down $10.0 million under the revolving credit facility with Key Bank and completing a secured financing transaction for $8.4 million during 2020.  We took these proactive steps to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

The effects of the COVID-19 pandemic did not significantly impact our results of operations, financial condition and cash flows for the three months ended March 31, 2021.  However, the COVID-19 pandemic may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given our concentration in the Northeast United States, our entire portfolio could remain subject to various governmental restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

As of March 31, 2021, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of March 31, 2021.

The comparability of the Company’s results of operations for the three months ended March 31, 2021 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Share Redemption Program:

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

On March 17, 2020, our Board of Directors approved an estimated per share NAV of our common stock of $15.54 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership) calculated as of December 31, 2019.

On March 27, 2020, the Company’s Board unanimously approved suspending repurchases under the Program effective as of May 1, 2020 in order to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. On March 16, 2021, the Board unanimously approved lifting the suspension and recommencing the Program, effective as of June 1, 2021. The first redemption date following the recommencement of the Program will be November 30, 2021. Any unprocessed requests from prior semi-annual periods will automatically roll over to be considered for repurchase when the Program reopens, unless such requests are withdrawn in accordance with the terms of the Program.

On March 16, 2021, the Board approved an estimated per share NAV of our common stock of $17.52 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership) calculated as of December 31, 2020. The annual valuation resulted in an adjustment to the redemption price under the Program from $13.99 to $15.77 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2021, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $15.77 per share will be effective for the semi-annual period running from June 1, 2021 to November 30, 2021 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten days before the end of the applicable semi-annual period.

Tender Offer:

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

On February 15, 2019, the Company commenced a self-tender offer to purchase up to 100,000 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $8.50 per share. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on April 5, 2019. The Program was temporarily suspended during this offer as required by SEC rules. No repurchases were made under the Program during the offer and for ten business days thereafter. Pursuant to the self-tender offer, 37,910 shares were tendered and the Company purchased these shares for $322,235 on April 9, 2019. The suspension of the Program was terminated on April 22, 2019, and thereafter the Company recommenced purchases under the Program.

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

Financial Condition and Results of Operations:

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2021	2020	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$15,568	$14,317	$1,251	9%
Total revenues	15,568	14,317	1,251	9%
Operating Expenses:
Property operating expenses	3,642	2,965	677	23%
General and administrative	1,793	1,891	(98)	(5%)
Depreciation and amortization	3,308	3,170	138	4%
Total operating expenses	8,743	8,026	717	9%
Operating income	6,825	6,291	534	8%
Interest expense	(4,291)	(4,327)	(36)	(1%)
Equity in earnings of unconsolidated affiliate	31	23	8	35%
Other income	7	20	(13)	(65%)
Net income	2,572	2,007	565	28%
Less: Net income attributable to noncontrolling interest	845	659	186	28%
Net income attributable to common stockholders	$1,727	$1,348	$379	28%

Revenues

Total revenues increased $1.3 million, or 9%, to $15.6 million for the three months ended March 31, 2021 from $14.3 million for the three months ended March 31, 2020. The increase is primarily due to increased rental income and tenant reimbursements attributable to higher tenant occupancy in 2021.

Operating Expenses

Operating expenses of $8.7 million for the three months ended March 31, 2021 increased $0.7 million, or 9%, from $8.0 million for the three months ended March 31, 2020. The increase is primarily due to higher property operating expenses attributable to increased snow removal expenses and higher depreciation and amortization during the first quarter of 2021.

Interest Expense

Interest expense of $4.3 million decreased less than $0.1 million, or 1%, for the three months ended March 31, 2021. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank during the first quarter of 2021 compared to the first quarter of 2020, partially offset by a higher principal balance in 2021.

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

On December 2, 2015, the Company (through its Operating Partnership) entered into the Key Bank Credit Agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option, subject to certain other customary conditions. The Company, through the extension option and various amendments to the Key Bank Credit Agreement, has extended the maturity date of the revolving credit facility to June 30, 2022.

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

Our available liquidity at March 31, 2021 was approximately $42.2 million, consisting of cash and cash equivalents. As of March 31, 2021, the Company had $50.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Operating Activities

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2021. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $5.8 million, (ii) an increase in other liabilities of $0.1 million, partially offset by (iii) an increase in other assets of $3.0 million primarily from increased rent receivables and deferred leasing costs and (iv) a decrease in accounts payable and accrued expenses of $0.2 million. Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2020. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $4.8 million, (ii) an increase in accounts payable and accrued expenses of $0.4 million, (iii) a decrease in other assets of $0.1 million, partially offset by (iv) a decrease in other liabilities of approximately $0.7 million primarily from reduced leasing commissions payable.

Investing Activities

Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2021. Cash used in investing activities resulted from (i) property improvements of $0.3 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.1 million. Net cash used in investing activities was $0.8 million for the three months ended March 31, 2020. Cash used in investing activities resulted from property improvements of $0.8 million.

Financing Activities

Net cash used in financing activities was $2.3 million for the three months ended March 31, 2021.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.2 million, (ii) the payment of the Company’s fourth quarter 2020 dividend of $1.4 million and (iii) distributions to non-controlling interests of $0.7 million. Net cash provided by financing activities was $9.9 million for the three months ended March 31, 2020. Cash provided by financing activities resulted from (i) proceeds from the secured loan facility with Transamerica Life Insurance Company of $8.4 million, (ii) proceeds from the Company’s revolving credit line facility with Key Bank of $10.0 million, partially offset by (iii) the payment of mortgage principal of $6.2 million, including the remaining balance of a mortgage loan of $6.0 million with Hartford Accident & Indemnity Company, (iv) the payment of the Company’s fourth quarter 2019 dividend of $1.4 million, (v) distributions to non-controlling interests of $0.7 million and (vi) loan costs from the Company’s secured loan facility with Key Bank of $0.2 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2021 and 2020 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to common stockholders	$1,727	$1,348
Add NAREIT defined adjustments
Real estate depreciation	1,651	1,594
Amortization of in-place leases and deferred leasing costs	546	506
Funds From Operations (“FFO”), as defined by NAREIT	3,924	3,448
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(329)	(394)
Amortization of other intangible assets	35	(82)
Amortization of financing costs	164	160
Stock compensation expense	103	85
AFFO, as defined by GTJ REIT, Inc.	$3,897	$3,217

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of March 31, 2021, the remaining liability of this obligation was approximately $0.9 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of March 31, 2021, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties.  As of March 31, 2021, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 bps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended March 31, 2021. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 7, 2021	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2021	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)