Form 10-Q
period 2021-06-30
GTJ REIT, INC.
filed 2021-08-06
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,773,853 shares of common stock as of August 3, 2021.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	302,610	301,941
Total real estate, at cost	500,355	499,686
Less: accumulated depreciation and amortization	(79,465)	(74,569)
Net real estate held for investment	420,890	425,117
Cash and cash equivalents	40,155	42,255
Restricted cash	2,165	1,662
Rental income in excess of amount billed	16,352	15,766
Acquired lease intangible assets, net	6,876	7,873
Investment in unconsolidated affiliate	3,789	3,928
Other assets	16,344	15,492
Total assets	$506,571	$512,093
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,667	$361,583
Secured revolving credit facility	50,000	50,000
Accounts payable and accrued expenses	3,291	3,949
Dividends payable	1,378	1,362
Acquired lease intangible liabilities, net	2,886	3,247
Other liabilities	6,450	7,655
Total liabilities	425,672	427,796
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,773,853 and 13,627,220 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	161,823	161,092
Distributions in excess of net income	(113,737)	(111,129)
Total stockholders’ equity	48,087	49,964
Noncontrolling interest	32,812	34,333
Total equity	80,899	84,297
Total liabilities and equity	$506,571	$512,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$15,571	$14,398	$31,139	$28,715
Total revenues	15,571	14,398	31,139	28,715
Operating Expenses:
Property operating expenses	3,252	2,962	6,894	5,927
General and administrative	3,155	2,625	4,948	4,516
Depreciation and amortization	3,310	3,169	6,618	6,339
Total operating expenses	9,717	8,756	18,460	16,782
Operating income	5,854	5,642	12,679	11,933
Interest expense	(4,292)	(4,342)	(8,583)	(8,669)
Equity in earnings of unconsolidated affiliate	30	33	61	56
Other income (loss)	73	(7)	80	13
Net income	1,665	1,326	4,237	3,333
Less: Net income attributable to noncontrolling interest	535	421	1,380	1,080
Net income attributable to common stockholders	$1,130	$905	$2,857	$2,253
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.08	$0.07	$0.21	$0.17
Weighted average common shares outstanding – basic	13,661,058	13,564,370	13,644,233	13,551,113
Weighted average common shares outstanding – diluted	13,686,907	13,601,818	13,670,082	13,588,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021 and 2020

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2021	$—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297
Common stock dividends	—	—	—	—	(4,087)	(4,087)	—	(4,087)
Stock-based compensation	—	—	—	107	—	107	—	107
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,170)	(2,170)
Net income	—	—	—	—	1,727	1,727	845	2,572
Balance at March 31, 2021	$—	13,627,220	$1	$161,199	$(113,489)	$47,711	$33,008	$80,719
Common stock dividends	—	—	—	—	(1,378)	(1,378)	—	(1,378)
Stock-based compensation	—	—	—	624	—	624	—	624
Issuance of shares	—	146,633	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(731)	(731)
Net income	—	—	—	—	1,130	1,130	535	1,665
Balance at June 30, 2021	$—	13,773,853	$1	$161,823	$(113,737)	$48,087	$32,812	$80,899

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2020	$—	13,537,856	$1	$160,308	$(109,889)	$50,420	$35,229	$85,649
Common stock dividends	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Stock-based compensation	—	—	—	80	—	80	—	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,437)	(1,437)
Net income	—	—	—	—	1,348	1,348	659	2,007
Balance at March 31, 2020	$—	13,537,856	$1	$160,388	$(111,249)	$49,140	$34,451	$83,591
Common stock dividends	—	—	—	—	(1,363)	(1,363)	—	(1,363)
Stock-based compensation	—	—	—	484	—	484	—	484
Issuance of shares	—	89,364	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	905	905	421	1,326
Balance at June 30, 2020	$—	13,627,220	$1	$160,872	$(111,707)	$49,166	$34,149	$83,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2021 and 2020

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,237	$3,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,906	4,806
Amortization of intangibles and deferred charges	2,166	1,775
Stock-based compensation	731	564
Rental income in excess of amount billed	(594)	(558)
Distributions from unconsolidated affiliate	61	56
(Income) from equity investment in unconsolidated affiliate	(61)	(56)
Changes in operating assets and liabilities:
Other assets	(1,928)	(1,123)
Accounts payable and accrued expenses	(487)	(307)
Other liabilities	(1,204)	(1,154)
Net cash provided by operating activities	7,827	7,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(839)	(1,188)
Return of capital from unconsolidated affiliate	139	44
Net cash used in investing activities	(700)	(1,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	8,400
Loan costs from mortgage notes payable	—	(246)
Proceeds from revolving credit facility	—	10,000
Payment of mortgage principal	(380)	(6,407)
Cash distributions to noncontrolling interests	(2,893)	(2,155)
Cash dividends paid	(5,451)	(4,061)
Net cash (used in) provided by financing activities	(8,724)	5,531
Net (decrease) increase in cash and cash equivalents	(1,597)	11,723
Cash and cash equivalents including restricted cash of $1,662 and $2,232, respectively, at the beginning of period	43,917	29,085
Cash and cash equivalents including restricted cash of $2,165 and $2,568, respectively, at the end of period	$42,320	$40,808
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $0 for 2021 and $96 for 2020	$8,094	$8,181
Non-cash expenditures for real estate	$108	$278
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$—	$145
Cash paid for income taxes	$90	$43

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to redemptions of certain shares of GTJ REIT common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At June 30, 2021, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.4 million shares of the Company’s Series B preferred stock.

As of June 30, 2021, the Operating Partnership owned and operated 48 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey.

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within New York, New Jersey, Connecticut, Delaware and elsewhere to institute quarantines, “shelter in place” rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. Although many of these restrictions have been lifted, the Company cannot predict whether and to what extent restrictions will be reinstated, whether additional restrictions will be implemented or when restrictions currently in place will expire, in particular due to the impact of variants of COVID-19, such as the Delta variant. The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations, including having its employees work remotely.

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

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the six months ended June 30, 2021.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given the Company’s concentration in the Northeast United States, its entire portfolio could remain subject to various governmental restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of the ongoing rollout of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged pandemic could have a material adverse impact on the financial results and business operations of the Company.

As of June 30, 2021, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. Tenants that were granted rent relief requests are in compliance with their rent deferral agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of June 30, 2021. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the six months ended June 30, 2021, there were no redemptions of Company shares, and therefore, no reallocation was required.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of June 30, 2021 and December 31, 2020.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.1 million and $0.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2021, above-market and in-place leases of approximately $0.4 million and $6.5 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2020, above-market and in-place leases of approximately $0.6 million and $7.3 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2021, and December 31, 2020, approximately $2.9 million and $3.2 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2021, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2021 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2021	$294	$669
2022	611	1,300
2023	635	1,189
2024	498	904
2025	147	733
2026	71	603
Thereafter	258	1,106
	$2,514	$6,504

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of approximately $0.1 million from this investment for the six months ended June 30, 2021 and 2020, respectively.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of June 30, 2021 were $17.6 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2021 were $0.8 million and $0.7 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2020 were $17.9 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2020 were $0.8 million and $0.7 million, respectively.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at June 30, 2021 or December 31, 2020.

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

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2021, under operating leases for the remainder of 2021, the next five years, and thereafter are as follows (in thousands):

Remainder of 2021	$25,439
2022	50,217
2023	45,734
2024	39,665
2025	37,093
2026	34,553
Thereafter	52,093
Total	$284,794

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

The Company elected to utilize the practical expedient provided by ASU 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line in the presentation within the consolidated statement of operations. As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease which expired on December 31, 2020. The Company will continue to occupy the premises on a month-to-month basis at a current base rent of $24,000. The Company includes right-of-use assets in other assets and right-of-use liabilities as other liabilities on its consolidated balance sheet. There are no right-of-use assets or right-of-use liabilities included in other assets or other liabilities as of June 30, 2021 and December 31, 2020, respectively.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of June 30, 2021, and December 31, 2020, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2021, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the six months ended June 30, 2021, rental income of $4.8 million derived from five leases with the City of New York represents approximately 15% of the Company’s rental income.

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

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2021	December 31, 2020	Maturity
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	36,821	37,201	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	2,420	4/1/2030
	Subtotal	365,821	366,201
	Unamortized loan costs	(4,154)	(4,618)
	Total	$361,667	$361,583

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of June 30, 2021, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2021, the next five years and thereafter are as follows (in thousands):

Remainder of 2021	$472
2022	1,299
2023	1,794
2024	16,343
2025	267,878
2026	868
Thereafter	77,167
Total	$365,821

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of June 30, 2021, and December 31, 2020 were $50.0 million, which are considered LIBOR-rate loans.

As of June 30, 2021, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2021, or December 31, 2020.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2021, and December 31, 2020, the Company had a total of 13,773,853 and 13,627,220 shares of common stock issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2021:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 16, 2021	March 31, 2021	April 16, 2021	$0.20	(1)
March 16, 2021	March 31, 2021	April 19, 2021	$0.10
June 10, 2021	June 30, 2021	July 16, 2021	$0.10

(1)	This represents a 2020 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of June 30, 2021, the Company had 1,626,326 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the six months ended June 30, 2021, and June 30, 2020, there was no stock compensation expense relating to these stock options as these options have fully vested.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
June 4, 2020	72,834	$12.70	$925,000	9 Years	(2)
June 4, 2020	16,530	$12.70	$210,000	Immediately	(1)
June 10, 2021	123,947	$11.90	$1,475,000	9 Years	(2)
June 10, 2021	22,686	$11.90	$270,000	Immediately	(1)
(1)	Shares issued to non-management members of the Board of Directors.
(2)	Shares issued to certain executives of the Company.
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options.

The Board of Directors has determined the value of a share of common stock to be $11.90 based on a valuation completed on March 10, 2021, with the assistance of an independent third-party for the purpose of valuing shares of the Company’s common stock pursuant to the 2017 Plan.  This value is not necessarily indicative of the fair market value of a share of the Company’s common stock.

For the six months ended June 30, 2021 and 2020, the Company’s total stock compensation expense was approximately $731,000 and $564,000, respectively. As of June 30, 2021, there was approximately $2,200,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2021, there were 200,000 stock options that are outstanding, all of which are exercisable, and 816,461 shares of restricted stock are outstanding, of which 633,283 are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2020	97,775	$12.14
New shares issued through June 30, 2021	146,633	$11.90
Vested	(61,230)	$11.97
Non-vested shares outstanding as of June 30, 2021	183,178	$12.01

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of June 30, 2021:

Number of Shares
Remainder of 2021	28,349
2022	47,115
2023	34,041
2024	25,412
2025	18,615
2026	13,100
Thereafter	16,546
Total Non-vested Shares	183,178

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 25,849 and 37,448 common share equivalents in the six months ended June 30, 2021 and 2020, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders	$1,130	$905	$2,857	$2,253
Denominator:
Weighted average common shares outstanding – basic	13,661,058	13,564,370	13,644,233	13,551,113
Weighted average common shares outstanding – diluted	13,686,907	13,601,818	13,670,082	13,588,561
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.08	$0.07	$0.21	$0.17

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of June 30, 2021, and December 31, 2020, the remaining liability was $0.9 million and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of June 30, 2021, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$40,155	$40,155	$42,255	$42,255
Restricted cash	2,165	2,165	1,662	1,662
Rent and other receivables	2,554	2,554	2,141	2,141
Financial liabilities:
Dividends payable	1,378	1,378	1,362	1,362
Accounts payable and accrued expenses	3,291	3,291	3,949	3,949
Secured revolving credit facility	50,000	50,000	50,000	50,000
Mortgage notes payable	365,821	376,577	366,201	377,371
Pension withdrawal liability	890	956	926	1,027

10. SUBSEQUENT EVENTS

On July 6, 2021, the Company commenced a self-tender offer to purchase up to 428,571 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), for cash at a purchase price equal to $14.00 per share, for an aggregate of $5,999,994 of Shares.  Unless extended or withdrawn, the offer and withdrawal rights will expire at 12:00 midnight, New York City Time, on August 9, 2021.  The Company’s share redemption program (“SRP”) has been temporarily suspended during this offer as required by SEC rules.  No repurchases will be made under the SRP during the offer and for ten (10) business days thereafter.  Redemption requests that are submitted through the SRP during the offer and for ten (10) business days thereafter will not be accepted for consideration.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2021, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of June 30, 2021, our properties were 98% leased to 66 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2020, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2021, there were no material changes to these policies.

Recent Developments:

Impact of COVID-19:

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within New York, New Jersey, Connecticut, Delaware and elsewhere to institute quarantines, “shelter in place” rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. Although many of the restrictions have been lifted, the Company cannot predict whether and to what extent restrictions will be reinstated, whether additional restrictions will be implemented or when restrictions currently in place will expire, in particular due to the impact of variants of COVID-19, such as the Delta variant. We continue to monitor our operations and government recommendations and have made modifications to our normal operations, including having our employees work remotely.

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

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures.  To bolster liquidity, we increased our cash and cash equivalents to $40.2 million as of June 30, 2021, by drawing down $10.0 million under the revolving credit facility with Key Bank and completing a secured financing transaction for $8.4 million during 2020.  We took these proactive steps to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

The effects of the COVID-19 pandemic did not significantly impact our results of operations, financial condition and cash flows for the six months ended June 30, 2021.  However, the COVID-19 pandemic may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given our concentration in the Northeast United States, our entire portfolio could remain subject to various governmental restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of the ongoing rollout of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

As of June 30, 2021, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. Tenants that were granted rent relief requests are in compliance with their rent deferral agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of June 30, 2021.

The comparability of the Company’s results of operations for the six months ended June 30, 2021 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

On March 27, 2020, the Company’s Board unanimously approved suspending repurchases under the Program effective as of May 1, 2020 in order to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. On March 16, 2021, the Board unanimously approved lifting the suspension and recommencing the Program, effective as of June 1, 2021. On July 6, 2021, the Program was temporarily suspended during the Company’s self-tender offer and will remain suspended for ten (10) business days following the expiration of the offer. The first redemption date following the recommencement of the Program will be November 30, 2021. Any unprocessed requests from prior semi-annual periods will automatically roll over to be considered for repurchase when the Program reopens, unless such requests are withdrawn in accordance with the terms of the Program.

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

On July 6, 2021, the Company commenced a self-tender offer to purchase up to 428,571 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $14.00 per share, for an aggregate of $5,999,994 of Shares.  Unless extended or withdrawn, the offer and withdrawal rights will expire at 12:00 midnight, New York City Time, on August 9, 2021.  The Program has been temporarily suspended during this offer as required by SEC rules.  No repurchases will be made under the Program during the offer and for ten (10) business days thereafter.  Redemption requests that are submitted through the Program during the offer and for ten (10) business days thereafter will not be accepted for consideration.  For more information about the offer, please refer to the Company’s Schedule TO, filed with the SEC and available on the SEC’s website, www.sec.gov, and also available on the “SEC Filings” section under the “Investor Relations” tab of the Company’s website, www.gtjreit.com.

Financial Condition and Results of Operations:

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2021	2020	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$15,571	$14,398	$1,173	8%
Total revenues	15,571	14,398	1,173	8%
Operating Expenses:
Property operating expenses	3,252	2,962	290	10%
General and administrative	3,155	2,625	530	20%
Depreciation and amortization	3,310	3,169	141	4%
Total operating expenses	9,717	8,756	961	11%
Operating income	5,854	5,642	212	4%
Interest expense	(4,292)	(4,342)	(50)	(1%)
Equity in earnings of unconsolidated affiliate	30	33	(3)	(9%)
Other income (loss)	73	(7)	80	(1143%)
Net income	1,665	1,326	339	26%
Less: Net income attributable to noncontrolling interest	535	421	114	27%
Net income attributable to common stockholders	$1,130	$905	$225	25%

Revenues

Total revenues increased $1.2 million, or 8%, to $15.6 million for the three months ended June 30, 2021 from $14.4 million for the three months ended June 30, 2020. The increase is primarily due to increased rental income and tenant reimbursements attributable to higher tenant occupancy in the second quarter of 2021 compared to the second quarter of 2020.

Operating Expenses

Operating expenses of $9.7 million for the three months ended June 30, 2021 increased $1.0 million, or 11%, from approximately $8.7 million for the three months ended June 30, 2020 due to increased property operating expenses and general and administrative expenses. The increase in property operating expenses is attributable to higher real estate taxes and repairs and maintenance expenses during the second quarter of 2021 compared to the second quarter of 2020. The increase in general and administrative expenses is attributable to higher compensation expense in the second quarter of 2021 compared to the second quarter of 2020.

Interest Expense

Interest expense of $4.3 million decreased approximately $0.1 million, or 1%, for the three months ended June 30, 2021. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank and a lower mortgage principal balance during the second quarter of 2021 compared to the second quarter of 2020.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2021	2020	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$31,139	$28,715	$2,424	8%
Total revenues	31,139	28,715	2,424	8%
Operating Expenses:
Property operating expenses	6,894	5,927	967	16%
General and administrative	4,948	4,516	432	10%
Depreciation and amortization	6,618	6,339	279	4%
Total operating expenses	18,460	16,782	1,678	10%
Operating income	12,679	11,933	746	6%
Interest expense	(8,583)	(8,669)	(86)	(1%)
Equity in earnings of unconsolidated affiliate	61	56	5	9%
Other income	80	13	67	515%
Net income	4,237	3,333	904	27%
Less: Net income attributable to noncontrolling interest	1,380	1,080	300	28%
Net income attributable to common stockholders	$2,857	$2,253	$604	27%

Revenues

Total revenues increased $2.4 million, or 8%, to $31.1 million for the six months ended June 30, 2021 from $28.7 million for the six months ended June 30, 2020.  The increase is primarily due to increased rental income and tenant reimbursements attributable to higher tenant occupancy in 2021.

Operating Expenses

Operating expenses of $18.5 million for the six months ended June 30, 2021 increased $1.7 million, or 10%, from $16.8 million for the six months ended June 30, 2020 primarily due to higher property operating expenses and general and administrative expenses.  The increase in property operating expenses is primarily attributable to increased snow removal expenses and real estate taxes. The increase in general and administrative expenses is primarily attributable to higher compensation expense.

Interest Expense

Interest expense decreased $0.1 million, or 1%, to $8.6 million for the six months ended June 30, 2021 from $8.7 million for the six months ended June 30, 2020. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank and a lower mortgage principal balance in 2021 compared to 2020, partially offset by a higher secured line of credit balance in 2021.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. As discussed above, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located.  As a result, the Company has received certain rent relief requests, most often in the form of rent deferral requests. The Company evaluated each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests resulted in modification agreements, nor did the Company forego its contractual rights under its lease agreements. Tenants that were granted rent relief requests are in compliance with their rent deferral agreements

Our primary cash disbursements consist of property operating expenses (which include real estate taxes, repairs and maintenance, insurance, and utilities), general and administrative expenses (which include compensation costs, office expenses, professional fees and other administrative expenses), leasing and acquisition costs (which include third-party costs paid to brokers and consultants), and principal payments and interest expense on our mortgage loans.

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

Our available liquidity at June 30, 2021 was approximately $40.2 million, consisting of cash and cash equivalents. As of June 30, 2021, the Company had $50.0 million of outstanding borrowings under the Key Bank Credit Agreement.

Net Cash Flows:

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Operating Activities

Net cash provided by operating activities was $7.8 million for the six months ended June 30, 2021. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $11.4 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of approximately $2.0 million primarily from increased rent and other receivables, lease incentives and deferred leasing costs, (iv) a decrease in other liabilities of $1.2 million primarily from reduced leasing commissions payable and (v) a decrease in accounts payable and accrued expenses of $0.5 million. Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2020. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of approximately $9.8 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) a decrease in other liabilities of $1.2 million primarily from reduced leasing commissions payable, (iv) an increase in other assets of $1.1 million primarily from increased rent and other receivables and (v) a decrease in accounts payable and accrued expenses of $0.3 million.

Investing Activities

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2021. Cash used in investing activities resulted from (i) property improvements of $0.8 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.1 million. Net cash used in investing activities was $1.1 million for the six months ended June 30, 2020. Cash used in investing activities resulted from property improvements of approximately $1.1 million.

Financing Activities

Net cash used in financing activities was $8.7 million for the six months ended June 30, 2021.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.4 million, (ii) the payment of the Company’s fourth quarter 2020 dividend, 2020 supplemental dividend and 2021 first quarter dividend totaling approximately $5.4 million and (iii) distributions to non-controlling interests of $2.9 million. Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2020. Cash provided by financing activities resulted from (i) proceeds from the secured loan facility with Transamerica Life Insurance Company of $8.4 million, (ii) proceeds from the Company’s revolving credit line facility with Key Bank of $10.0 million, partially offset by (iii) the payment of mortgage principal of $6.4 million, including the remaining balance of a mortgage loan of $6.0 million with Hartford Accident & Indemnity Company, (iv) the payment of the Company’s fourth quarter 2019 dividend, 2019 supplemental dividend and 2020 first quarter dividend of $4.1 million, (v) distributions to non-controlling interests of $2.2 million and (vi) loan costs from the Company’s secured loan facility with Key Bank of $0.2 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the six months ended June 30, 2021 and 2020 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$1,130	$905	$2,857	$2,253
Add NAREIT defined adjustments
Real estate depreciation	1,616	1,593	3,267	3,187
Amortization of in-place leases and deferred leasing costs	583	505	1,129	1,011
Funds From Operations (“FFO”), as defined by NAREIT	3,329	3,003	7,253	6,451
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(77)	12	(406)	(382)
Amortization of other intangible assets	(65)	(82)	(30)	(164)
Amortization of financing costs	163	164	327	324
Stock compensation expense	343	251	446	336
AFFO, as defined by GTJ REIT, Inc.	$3,693	$3,348	$7,590	$6,565

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2021, the remaining liability of this obligation was approximately $0.9 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of June 30, 2021, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties.  As of June 30, 2021, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 bps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended June 30, 2021. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: August 6, 2021	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2021	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)