Form 10-Q
period 2021-09-30
GTJ REIT, INC.
filed 2021-11-05
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-136110

GTJ REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-5188065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1399 Franklin Avenue

Suite 100

Garden City, New York

11530

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,396,746 shares of common stock as of November 2, 2021.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$197,745
Buildings and improvements	302,429	301,941
Total real estate, at cost	500,174	499,686
Less: accumulated depreciation and amortization	(81,771)	(74,569)
Net real estate held for investment	418,403	425,117
Cash and cash equivalents	38,958	42,255
Restricted cash	857	1,662
Rental income in excess of amount billed	16,148	15,766
Acquired lease intangible assets, net	6,507	7,873
Investment in unconsolidated affiliate	3,774	3,928
Other assets	17,481	15,492
Total assets	$502,128	$512,093
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,707	$361,583
Secured revolving credit facility	50,000	50,000
Accounts payable and accrued expenses	3,273	3,949
Dividends payable	1,340	1,362
Acquired lease intangible liabilities, net	2,705	3,247
Other liabilities	6,588	7,655
Total liabilities	425,613	427,796
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,396,746 and 13,627,220 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	156,125	161,092
Distributions in excess of net income	(113,262)	(111,129)
Total stockholders’ equity	42,864	49,964
Noncontrolling interest	33,651	34,333
Total equity	76,515	84,297
Total liabilities and equity	$502,128	$512,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$15,664	$14,527	$46,803	$43,242
Total revenues	15,664	14,527	46,803	43,242
Operating Expenses:
Property operating expenses	3,282	3,004	10,176	8,931
General and administrative	1,828	1,584	6,776	6,100
Depreciation and amortization	3,159	3,195	9,777	9,534
Total operating expenses	8,269	7,783	26,729	24,565
Operating income	7,395	6,744	20,074	18,677
Interest expense	(4,252)	(4,337)	(12,835)	(13,006)
Equity in earnings of unconsolidated affiliate	34	35	95	91
Other (expense) income	(391)	26	(311)	39
Net income	2,786	2,468	7,023	5,801
Less: Net income attributable to noncontrolling interest	971	817	2,351	1,897
Net income attributable to common stockholders	$1,815	$1,651	$4,672	$3,904
Net income per common share attributable to common stockholders - basic and diluted earnings per share	$0.13	$0.12	$0.34	$0.29
Weighted average common shares outstanding – basic	13,560,706	13,627,220	13,616,084	13,576,667
Weighted average common shares outstanding – diluted	13,585,916	13,664,668	13,641,294	13,614,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2021	$—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297
Common stock dividends	—	—	—	—	(4,087)	(4,087)	—	(4,087)
Stock-based compensation	—	—	—	107	—	107	—	107
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,170)	(2,170)
Net income	—	—	—	—	1,727	1,727	845	2,572
Balance at March 31, 2021	$—	13,627,220	$1	$161,199	$(113,489)	$47,711	$33,008	$80,719
Common stock dividends	—	—	—	—	(1,378)	(1,378)	—	(1,378)
Stock-based compensation	—	—	—	624	—	624	—	624
Issuance of shares	—	146,633	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(731)	(731)
Net income	—	—	—	—	1,130	1,130	535	1,665
Balance at June 30, 2021	$—	13,773,853	$1	$161,823	$(113,737)	$48,087	$32,812	$80,899
Repurchases - common stock	—	(377,107)	—	(5,279)	—	(5,279)	—	(5,279)
Common stock dividends	—	—	—	—	(1,340)	(1,340)	—	(1,340)
Stock-based compensation	—	—	—	179	—	179	—	179
Distributions to noncontrolling interest	—	—	—	—	—	—	(730)	(730)
Net income	—	—	—	—	1,815	1,815	971	2,786
Reallocation of equity	—	—	—	(598)	—	(598)	598	—
Balance at September 30, 2021	$—	13,396,746	1	156,125	$(113,262)	$42,864	$33,651	$76,515

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2020	$—	13,537,856	$1	$160,308	$(109,889)	$50,420	$35,229	$85,649
Common stock dividends	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Stock-based compensation	—	—	—	80	—	80	—	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,437)	(1,437)
Net income	—	—	—	—	1,348	1,348	659	2,007
Balance at March 31, 2020	$—	13,537,856	$1	$160,388	$(111,249)	$49,140	$34,451	$83,591
Common stock dividends	—	—	—	—	(1,363)	(1,363)	—	(1,363)
Stock-based compensation	—	—	—	484	—	484	—	484
Issuance of shares	—	89,364	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	905	905	421	1,326
Balance at June 30, 2020	$—	13,627,220	$1	$160,872	$(111,707)	$49,166	$34,149	$83,315
Common stock dividends	—	—	—	—	(1,362)	(1,362)	—	(1,362)
Stock-based compensation	—	—	—	110	—	110	—	110
Distributions to noncontrolling interest	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	1,651	1,651	817	2,468
Balance at September 30, 2020	$—	13,627,220	$1	$160,982	$(111,418)	$49,565	$34,243	$83,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,023	$5,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,327	7,239
Amortization of intangibles and deferred charges	3,055	2,662
Stock-based compensation	910	674
Write-off of a portion of property related to casualty loss	396	—
Rental income in excess of amount billed	(394)	(479)
Distributions from unconsolidated affiliate	95	91
(Income) from equity investment in unconsolidated affiliate	(95)	(91)
Changes in operating assets and liabilities:
Other assets	(3,518)	(3,781)
Accounts payable and accrued expenses	(395)	(679)
Other liabilities	(1,062)	177
Net cash provided by operating activities	13,342	11,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,274)	(1,792)
Return of capital from unconsolidated affiliate	154	109
Net cash used in investing activities	(1,120)	(1,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	8,400
Loan costs from mortgage notes payable	—	(246)
Proceeds from revolving credit facility	—	10,000
Loan costs from revolving credit facility	(22)	—
Repurchase of common stock	(5,279)	—
Payment of mortgage principal	(572)	(8,638)
Cash distributions to noncontrolling interests	(3,624)	(2,879)
Cash dividends paid	(6,827)	(5,424)
Net cash (used in) provided by financing activities	(16,324)	1,213
Net (decrease) increase in cash and cash equivalents	(4,102)	11,144
Cash and cash equivalents including restricted cash of $1,662 and $2,232, respectively, at the beginning of period	43,917	29,085
Cash and cash equivalents including restricted cash of $857 and $1,506, respectively, at the end of period	$39,815	$40,229
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized of $0 for both 2021 and 2020	$12,107	$12,301
Non-cash expenditures for real estate	$—	$85
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$—	$73

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

On January 17, 2013, the Company closed on a transaction with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 35.30% due to redemptions of certain shares of GTJ REIT common stock. The acquisition was recorded as a business combination and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value. At September 30, 2021, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interests in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.4 million shares of the Company’s Series B preferred stock.

As of September 30, 2021, the Operating Partnership owned and operated 48 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey.

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

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the nine months ended September 30, 2021.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues.

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

As of September 30, 2021, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. Tenants that were granted rent relief requests are in compliance with their rent deferral agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of September 30, 2021. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

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

The Company has determined that redemptions of Company shares result in a reallocation between the Operating Partnership’s non-controlling interest (“OP NCI”) and Additional Paid-in-Capital (“APIC”). During the nine months ended September 30, 2021, the Company redeemed 377,107 shares, resulting in a decrease to APIC with an offsetting increase to OP NCI of approximately $0.6 million.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of September 30, 2021 and December 31, 2020. The Company recorded a write-off of a portion of property due to a weather-related casualty loss during the three months ended September 30, 2021, which is included in other expense in the condensed consolidated statement of operations.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million and $0.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

As of September 30, 2021, above-market and in-place leases of approximately $0.3 million and $6.2 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2020, above-market and in-place leases of approximately $0.6 million and $7.3 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2021, and December 31, 2020, approximately $2.7 million and $3.2 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2021, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2021 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2021	$147	$334
2022	611	1,300
2023	635	1,189
2024	498	904
2025	147	733
2026	71	603
Thereafter	258	1,106
	$2,367	$6,169

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of approximately $0.1 million from this investment for the nine months ended September 30, 2021 and 2020, respectively.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of September 30, 2021 were $17.5 million and $9.9 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2021 were $1.2 million and $1.0 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2020 were $17.9 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2020 were $1.2 million and $1.0 million, respectively.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period the assessment is made. Management has determined that there was no impairment related to its long-lived assets at September 30, 2021 or December 31, 2020.

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

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of September 30, 2021, under operating leases for the remainder of 2021, the next five years, and thereafter are as follows (in thousands):

Remainder of 2021	$12,616
2022	49,882
2023	46,032
2024	39,973
2025	37,409
2026	35,400
Thereafter	52,817
Total	$274,129

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

The Company elected to utilize the practical expedient provided by ASU 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line in the presentation within the consolidated statement of operations. As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company was a party to an office lease which expired on December 31, 2020. The Company continued to occupy the premises on a month-to-month basis at a base rent of $24,000 through October 31, 2021.The Company includes right-of-use assets in other assets and right-of-use liabilities as other liabilities on its consolidated balance sheet. There are no right-of-use assets or right-of-use liabilities included in other assets or other liabilities as of September 30, 2021 and December 31, 2020, respectively. The Company entered into a new office lease, effective October 1, 2021, which is more fully discussed in Note 10.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of September 30, 2021, and December 31, 2020, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2021, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the nine months ended September 30, 2021, rental income of $7.2 million derived from five leases with the City of New York represents approximately 15% of the Company’s rental income.

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

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2021	December 31, 2020	Maturity
People’s United Bank	4.18%	15,500	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	36,629	37,201	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	2,420	4/1/2030
	Subtotal	365,629	366,201
	Unamortized loan costs	(3,922)	(4,618)
	Total	$361,707	$361,583

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of September 30, 2021, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2021, the next five years and thereafter are as follows (in thousands):

Remainder of 2021	$280
2022	1,299
2023	1,794
2024	16,343
2025	267,878
2026	868
Thereafter	77,167
Total	$365,629

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

The contemplated uses of proceeds under the Key Bank Credit Agreement include, among others, repayment of indebtedness, funding of acquisitions, development and capital improvements, as well as working capital expenditures. Outstanding borrowings under the secured revolving credit facility with Key Bank as of September 30, 2021, and December 31, 2020 were $50.0 million, which are considered LIBOR-rate loans.

As of September 30, 2021, the Operating Partnership was in compliance with all covenants required in connection with the Key Bank Credit Agreement.

On October 22, 2021, the Operating Partnership entered into the Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto as more fully discussed in Note 10 to these condensed consolidated financial statements. The Amended and Restated Credit Agreement provides for a Credit Facility in the amount of $75 million, consisting of (i) a $25 million Revolver, with an initial term of three years and two one-year extension options, subject to certain other customary conditions and (ii) a $50 million Term Loan, with an initial term of four years and a one-year extension option and subject to certain other customary conditions, which was funded in a single advance on October 22, 2021.  Up to $10 million of the total commitments under the Credit Facility will be available for the issuance of letters of credit and swing line loans.  So long as no default or event of default has occurred and is continuing, the Operating Partnership shall have the right, from time to time, to request an increase in the size of the Term Loan, request an additional incremental term loan facility, or increase commitments under the Revolver, collectively in an aggregate amount that would not cause the Credit Facility to exceed $125 million.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2021, or December 31, 2020.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2021, and December 31, 2020, the Company had a total of 13,396,746 and 13,627,220 shares of common stock issued and outstanding, respectively.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2021:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 16, 2021	March 31, 2021	April 16, 2021	$0.20	(1)
March 16, 2021	March 31, 2021	April 19, 2021	$0.10
June 10, 2021	June 30, 2021	July 16, 2021	$0.10
August 3, 2021	September 30, 2021	October 15, 2021	$0.10

(1)	This represents a 2020 supplemental dividend.

Issuer Tender Offer:

On July 6, 2021, the Company commenced a self-tender offer to purchase up to 428,571 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $14.00 per share, for an aggregate of $5,999,994 of shares. The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on August 9, 2021. Pursuant to the self-tender offer, 377,107 shares were tendered and the Company purchased these shares for $5,279,498 on August 11, 2021.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of September 30, 2021, the Company had 1,626,326 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the nine months ended September 30, 2021, and September 30, 2020, there was no stock compensation expense relating to these stock options as these options have fully vested.

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

For the nine months ended September 30, 2021 and 2020, the Company’s total stock compensation expense was approximately $910,000 and $674,000, respectively. As of September 30, 2021, there was approximately $2,021,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years.

As of September 30, 2021, there were 200,000 stock options that are outstanding, all of which are exercisable, and 816,461 shares of restricted stock have been issued, of which 648,157 are vested and 168,304 are non-vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2020	97,775	$12.14
New shares issued through September 30, 2021	146,633	$11.90
Vested	(76,104)	$11.97
Non-vested shares outstanding as of September 30, 2021	168,304	$12.01

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of September 30, 2021:

Number of Shares
Remainder of 2021	14,174
2022	46,867
2023	33,917
2024	25,330
2025	18,554
2026	13,051
Thereafter	16,411
Total Non-vested Shares	168,304

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 25,210 and 37,448 common share equivalents in the nine months ended September 30, 2021 and 2020, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders	$1,815	$1,651	$4,672	$3,904
Denominator:
Weighted average common shares outstanding – basic	13,560,706	13,627,220	13,616,084	13,576,667
Weighted average common shares outstanding – diluted	13,585,916	13,664,668	13,641,294	13,614,115
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.13	$0.12	$0.34	$0.29

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

The Company’s former executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, were being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner.  The lease agreement expired in 2020.  The Company continued to occupy the premises on a month-to-month basis at a base rent of approximately $24,000 through October 31, 2021. The Company moved its offices to a new location in October, 2021 pursuant to a lease with a third-party as more fully discussed in Note 10 to these condensed consolidated financial statements.

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

Divestiture:

The Company has a pension withdrawal liability relating to a previous divestiture. As of September 30, 2021, and December 31, 2020, the remaining liability was $0.9 million and is included in other liabilities on the accompanying condensed consolidated balance sheets. The liability is payable in monthly installments of approximately $8,100, including interest, over a twenty-year term ending in 2032.

Environmental Matters:

As of September 30, 2021, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$38,958	$38,958	$42,255	$42,255
Restricted cash	857	857	1,662	1,662
Rent and other receivables	3,160	3,160	2,141	2,141
Financial liabilities:
Dividends payable	1,340	1,340	1,362	1,362
Accounts payable and accrued expenses	3,273	3,273	3,949	3,949
Secured revolving credit facility	50,000	50,000	50,000	50,000
Mortgage notes payable	365,629	380,340	366,201	377,371
Pension withdrawal liability	872	932	926	1,027

10. SUBSEQUENT EVENTS

Secured Revolving Credit Facility

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Key Bank and the other lenders parties thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement provides for a $75 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $25 million revolving line of credit facility, with an initial term of three years and two one-year extension options, subject to certain other customary conditions (the “Revolver”) and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option and subject to certain other customary conditions, which was funded in a single advance on October 22, 2021 (the “Term Loan”).  Up to $10 million of the total commitments under the Credit Facility will be available for the issuance of letters of credit and swing line loans.

So long as no default or event of default has occurred and is continuing, the Operating Partnership shall have the right, from time to time, to request an increase in the size of the Term Loan, request an additional incremental term loan facility, or increase commitments under the Revolver, collectively in an aggregate amount that would not cause the Credit Facility to exceed $125 million (the “Accordian”). Accordian commitments can be committed at closing or any time thereafter and the Accordian commitments will be syndicated on a best efforts basis.

Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans or LIBOR rate loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) the applicable average LIBOR rate as shown in Reuters Screen LIBOR01 Page (or any successor service, or commercially available source providing such quotations); provided if the rate shown on Reuters Screen LIBOR01 Page (or any successor service) shall be less than zero, such rate shall be deemed to be zero, or (2) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, or (c) then applicable LIBOR  for an interest period of one (1) month plus 1.00% per annum; provided that in no event shall the Base Rate be less than zero, and in each case of clauses (1) and (2), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities.  Base Rate loans and LIBOR rate loans may be converted to loans of the other type, subject to certain conversion conditions.  Each Revolver loan will be evidenced by a separate promissory note.

The Operating Partnership agreed to pay to the Lenders an unused fee under the Revolver in the amount calculated as 0.20% for usage less than 50% and 0.15% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the total Revolver commitment at the time of the calculation.  The Operating Partnership has the right to reduce the amount of loan commitments under the Revolver or terminate the Revolver in accordance with the terms and conditions of the Amended and Restated Credit Agreement.

Due to the revolving nature of the Revolver, amounts prepaid under the Revolver may be borrowed again, provided availability under the Amended and Restated Credit Agreement permits. Amounts repaid under the Term Loan may not be re-borrowed. The Amended and Restated Credit Agreement contemplates (i) mandatory prepayments by the Operating Partnership of any borrowings under the Credit Facility in excess of the total allowable commitment, among other events, and (ii) optional prepayments, at any time without any fees or penalty, in whole or in part, subject to payments of any amounts due associated with the prepayment of LIBOR rate contracts.

The Operating Partnership’s obligations under the Credit Facility are secured by (i) perfected first priority lien and security interest to be held by Key Bank for the benefit of the Lenders in certain of the property, rights and interests of the Operating Partnership, the guarantors and their subsidiaries now existing and as may be acquired, and (ii) any new real estate or any interest therein or to refinance indebtedness secured thereby, financed by the Credit Facility, in whole or in part, which shall be subject to approval by Key Bank in its reasonable discretion, which will serve as additional collateral for the Credit Facility. Any subsidiaries that are not prohibited from being guarantors shall be guarantors. The parties to the Amended and Restated Credit Agreement also entered into several side agreements, including, the Joinder Agreements, the Assignment of Interests, the Acknowledgments, the Mortgages, the Guaranty, and other agreements and instruments to facilitate the transactions contemplated under the Amended and Restated Credit Agreement. Such agreements contain terms and provisions that are customary for instruments of this nature.

The Operating Partnership’s continuing ability to borrow under the Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including, among others, with respect to maximum consolidated leverage ratio, minimum consolidated fixed charge coverage ratio, minimum liquidity, minimum consolidated tangible net worth, minimum debt yield, maximum distributions, mininum occupancy, permitted investments and restrictions on indebtedness. The Amended and Restated Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, an inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Amended and Restated Credit Agreement includes customary representations and warranties of the Operating Partnership, which must continue to be true and correct in all material respects as a condition to future draws. In addition, the Amended and Restated Credit Agreement also includes customary events of default (in certain cases subject to customary cure), in the event of which, amounts outstanding under the Credit Facility may be accelerated.

The contemplated uses of proceeds under the Amended and Restated Credit Agreement include the (i) payment of closing costs in connection with the Amended and Restated Credit Agreement, (ii) repayment of indebtedness, (iii) acquisitions, development and capital improvements, (iv) general corporate and working capital purposes, and (v) purchase contract deposits and, subject to the terms and conditions of the Amended and Restated Credit Agreement, stock repurchases.

Recent Acquisition

On October 26, 2021, the Company acquired for cash a 58,003 square foot single story warehouse/industrial building in East New York, NY for $13.4 million.

Employment Agreements

On November 3, 2021, Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, entered into amended and restated employment agreements (the “Second A&R Employment Agreements”) with the Company, effective as of January 1, 2022. The Second A&R Employment Agreements provide for an initial term of five years, from January 1, 2022 through and including December 31, 2026, and two successive automatic one-year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement.

Real Property Used By the Company in Its Business

The Company signed a ten-year four-month lease, with one five-year option to extend the lease, as tenant with Steel Garden LLC, as landlord, for the premises located at 1399 Franklin Avenue, Suite 100, Garden City, New York. The lease commencement date was October 1, 2021. The monthly minimum rent for the first year of the lease term is $27,755.21 with 3% annual rental increases, and the Company is entitled to four months of free minimum rent.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2021, owned and operated, through our Operating Partnership, a total of 48 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware. As of September 30, 2021, our properties were 97% leased to 65 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2020, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2021, there were no material changes to these policies.

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

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures.  To bolster liquidity, we increased our cash and cash equivalents to $39.0 million as of September 30, 2021, by drawing down $10.0 million under the revolving credit facility with Key Bank and completing a secured financing transaction for $8.4 million during 2020.  We took these proactive steps to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

The effects of the COVID-19 pandemic did not significantly impact our results of operations, financial condition and cash flows for the nine months ended September 30, 2021.  However, the COVID-19 pandemic may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given our concentration in the Northeast United States, our entire portfolio could remain subject to various governmental restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of the ongoing rollout of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

As of September 30, 2021, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. Tenants that were granted rent relief requests are in compliance with their rent deferral agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of September 30, 2021.

The comparability of the Company’s results of operations for the nine months ended September 30, 2021 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

On July 6, 2021, the Program was temporarily suspended during the Company’s self-tender offer and remained suspended for ten (10) business days following the expiration of the offer. The first redemption date following the recommencement of the Program will be November 30, 2021. Any unprocessed requests from prior semi-annual periods will automatically roll over to be considered for repurchase, unless such requests are withdrawn in accordance with the terms of the Program.

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

On July 6, 2021, the Company commenced a self-tender offer to purchase up to 428,571 shares of the Company’s common stock, par value $0.0001 per share, for cash at a purchase price equal to $14.00 per share, for an aggregate of $5,999,994 of Shares.  The offer and withdrawal rights expired at 12:00 midnight, New York City Time, on August 9, 2021.  The Program was temporarily suspended during this offer as required by SEC rules.  No repurchases were made under the Program during the offer and for ten (10) business days thereafter. Pursuant to the self-tender offer, 377,107 shares were tendered and the Company purchased these shares for $5,279,498 on August 11, 2021. The suspension of the Program was terminated on August 24, 2021, and thereafter the Company recommenced purchases under the Program.

Financial Condition and Results of Operations:

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2021	2020	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$15,664	$14,527	$1,137	8%
Total revenues	15,664	14,527	1,137	8%
Operating Expenses:
Property operating expenses	3,282	3,004	278	9%
General and administrative	1,828	1,584	244	15%
Depreciation and amortization	3,159	3,195	(36)	(1%)
Total operating expenses	8,269	7,783	486	6%
Operating income	7,395	6,744	651	10%
Interest expense	(4,252)	(4,337)	(85)	(2%)
Equity in earnings of unconsolidated affiliate	34	35	(1)	(3%)
Other (expense) income	(391)	26	(417)	(1604%)
Net income	2,786	2,468	318	13%
Less: Net income attributable to noncontrolling interest	971	817	154	19%
Net income attributable to common stockholders	$1,815	$1,651	$164	10%

Revenues

Total revenues increased $1.1 million, or 8%, to approximately $15.6 million for the three months ended September 30, 2021 from $14.5 million for the three months ended September 30, 2020. The increase is primarily due to increased rental income and tenant reimbursements attributable to higher tenant occupancy in the third quarter of 2021 compared to the third quarter of 2020.

Operating Expenses

Operating expenses of $8.3 million for the three months ended September 30, 2021 increased $0.5 million, or 6%, from $7.8 million for the three months ended September 30, 2020 due to increased property operating expenses and general and administrative expenses. The increase in property operating expenses is primarily attributable to higher real estate taxes, repairs and maintenance expenses and professional fees during the third quarter of 2021 compared to the third quarter of 2020. The increase in general and administrative expenses is primarily attributable to higher stock compensation expense, legal fees and directors’ fees in the third quarter of 2021 compared to the third quarter of 2020.

Interest Expense

Interest expense of approximately $4.2 million decreased $0.1 million, or 2%, for the three months ended September 30, 2021. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank and a lower mortgage principal balance during the third quarter of 2021 compared to the third quarter of 2020.

Other (Expense) Income

Other expense of $0.4 million for the three months ended September 30, 2021 was primarily due to the write-off of a portion of a property due to a weather-related casualty loss.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2021	2020	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$46,803	$43,242	$3,561	8%
Total revenues	46,803	43,242	3,561	8%
Operating Expenses:
Property operating expenses	10,176	8,931	1,245	14%
General and administrative	6,776	6,100	676	11%
Depreciation and amortization	9,777	9,534	243	3%
Total operating expenses	26,729	24,565	2,164	9%
Operating income	20,074	18,677	1,397	7%
Interest expense	(12,835)	(13,006)	(171)	(1%)
Equity in earnings of unconsolidated affiliate	95	91	4	4%
Other (expense) income	(311)	39	(350)	(902%)
Net income	7,023	5,801	1,222	21%
Less: Net income attributable to noncontrolling interest	2,351	1,897	454	24%
Net income attributable to common stockholders	$4,672	$3,904	$768	20%

Revenues

Total revenues increased $3.6 million, or 8%, to $46.8 million for the nine months ended September 30, 2021 from $43.2 million for the nine months ended September 30, 2020.  The increase is primarily due to increased rental income and tenant reimbursements attributable to higher tenant occupancy in 2021.

Operating Expenses

Operating expenses of $26.7 million for the nine months ended September 30, 2021 increased approximately $2.1 million, or 9%, from $24.6 million for the nine months ended September 30, 2020 due to higher property operating expenses and general and administrative expenses.  The increase in property operating expenses is primarily attributable to increased snow removal expenses and real estate taxes. The increase in general and administrative expenses is primarily attributable to higher stock compensation and compensation expense in 2021 compared to 2020.

Interest Expense

Interest expense decreased $0.2 million, or 1%, to $12.8 million for the nine months ended September 30, 2021 from $13.0 million for the nine months ended September 30, 2020. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank and a lower mortgage principal balance in 2021 compared to 2020, partially offset by a higher secured line of credit balance in 2021.

Other (Expense) Income

Other expense of $0.3 million for the nine months ended September 30, 2021 was primarily due to the write-off of a portion of a property due to a weather-related casualty loss.

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

Our available liquidity at September 30, 2021 was approximately $39.0 million, consisting of cash and cash equivalents. As of September 30, 2021, the Company had $50.0 million of outstanding borrowings under the Key Bank Credit Agreement.

On October 22, 2021, the Operating Partnership entered into the Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto. The Amended and Restated Credit Agreement provides for a Credit Facility in the amount of $75 million, consisting of (i) a $25 million Revolver, with an initial term of three years and two one-year extension options, subject to certain other customary conditions and (ii) a $50 million Term Loan, with an initial term of four years and a one-year extension option and subject to certain other customary conditions, which was funded in a single advance on October 22, 2021.  Up to $10 million of the total commitments under the Credit Facility will be available for the issuance of letters of credit and swing line loans.  So long as no default or event of default has occurred and is continuing, the Operating Partnership shall have the right, from time to time, to request an increase in the size of the Term Loan, request an additional incremental term loan facility, or increase commitments under the Revolver, collectively in an aggregate amount that would not cause the Credit Facility to exceed $125 million.

Net Cash Flows:

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Operating Activities

Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2021. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, write-off of a portion of property related to a casualty loss, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $18.2 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of approximately $3.5 million primarily from increased rent and other receivables, lease incentives and deferred leasing costs, (iv) a decrease in other liabilities of $1.1 million primarily from reduced leasing commissions payable and (v) a decrease in accounts payable and accrued expenses of $0.4 million. Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2020. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of approximately $15.8 million, (ii) distribution from unconsolidated affiliate of $0.1 million, (iii) an increase in other liabilities of $0.2 million, partially offset by (iv) an increase in other assets of $3.8 million primarily from increased rent and other receivables and (v) a decrease in accounts payable and accrued expenses of $0.7 million.

Investing Activities

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2021. Cash used in investing activities resulted from (i) property improvements of $1.3 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.2 million. Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2020. Cash used in investing activities resulted from (i) property improvements of $1.8 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.1 million.

Financing Activities

Net cash used in financing activities was $16.3 million for the nine months ended September 30, 2021.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.6 million, (ii) the payment of the Company’s fourth quarter 2020 dividend, 2020 supplemental dividend and 2021 quarterly dividends totaling $6.8 million, (iii) distributions to non-controlling interests of $3.6 million and (iv) repurchases of Common Stock of $5.3 million pursuant to the Company’s self-tender offer. Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2020. Cash provided by financing activities resulted from (i) proceeds from the secured loan facility with Transamerica Life Insurance Company of $8.4 million, (ii) proceeds from the Company’s revolving credit line facility with Key Bank of $10.0 million, partially offset by (iii) the payment of mortgage principal of $8.6 million, including the remaining balance of a mortgage loan of $6.0 million with Hartford Accident & Indemnity Company and the remaining balance of a mortgage loan of $2.0 million with People’s United Bank, (iv) the payment of the Company’s fourth quarter 2019 dividend, 2019 supplemental dividend and 2020 quarterly dividends totaling $5.4 million, (v) distributions to non-controlling interests of $2.9 million and (vi) loan costs from the Company’s secured loan facility with Key Bank of approximately $0.3 million.

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight-lined rent, amortization of other intangible assets, mark to market debt adjustments, financing costs, our realized gain from an investment in a limited partnership, write-off of property related to casualty loss, and stock compensation expense, which are not indicative of the results of our operating portfolio.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$1,815	$1,651	$4,672	$3,904
Add NAREIT defined adjustments
Real estate depreciation	1,595	1,613	4,832	4,800
Amortization of in-place leases and deferred leasing costs	482	503	1,600	1,513
Funds From Operations (“FFO”), as defined by NAREIT	3,892	3,767	11,104	10,217
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	127	43	(273)	(339)
Amortization of other intangible assets	(63)	(82)	(93)	(246)
Amortization of financing costs	163	164	487	489
Write-off of a portion of property related to casualty loss	256	—	256	—
Stock compensation expense	132	88	573	424
AFFO, as defined by GTJ REIT, Inc.	$4,507	$3,980	$12,054	$10,545

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of September 30, 2021, the remaining liability of this obligation was approximately $0.9 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As of September 30, 2021, the Company (through its Operating Partnership) had a variable rate line of credit facility with Key Bank for $50.0 million. The base-rate loans will bear a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 50 bps above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 bps; plus (ii) 140 to 190 bps, depending on the overall leverage of the properties.  The LIBOR-rate loans will bear interest at a rate of LIBOR plus 240 to 290 bps, depending upon the overall leverage of the properties.  As of September 30, 2021, interest expense on our variable rate line of credit facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 bps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company’s purchase of 377,107 shares for $5,279,498 pursuant to its self-tender offer and as previously reported in the Company’s filings, the Company did not engage in any unregistered sales of equity securities or repurchases of shares of its common stock during the fiscal quarter ended September 30, 2021. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

10.1

First Amended and Restated Credit Agreement, dated October 22, 2021, by and among GTJ Realty, LP, KeyBank National Association, the other lending institutions party thereto, and KeyBanc Capital Markets Inc. (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: November 5, 2021	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2021	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)