Form 10-K
period 2021-12-31
GTJ REIT, INC.
filed 2022-03-25
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-136110

GTJ REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	20-5188065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1399 Franklin Avenue, Suite 100 Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

(516) 693-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 15, 2022, there were 13,333,335 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” “seek,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	changes in economic conditions generally and the real estate market specifically;
•	legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);
•	availability of capital;
•	interest rates;
•	our ability to service our debt;
•	competition;
•	supply and demand for operating properties in our current and proposed market areas;
•	economic, political and social uncertainty surrounding the COVID-19 pandemic;
•	information technology security breaches, including increased cybersecurity risks relating to the use of remote technology during the COVID-19 pandemic;
•	changes to generally accepted accounting principles;
•	policies and guidelines applicable to REITs;
•	litigation including costs associated with the prosecuting or defending claims and any adverse outcomes; and
•	the risk factors included in “Item 1A. Risk Factors.”

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 35.41% due to the redemption of certain outstanding shares of GTJ REIT, Inc. common stock. As a result of this acquisition, the Company’s then existing seven properties and the subsequent acquisition of eighteen properties and the sale of one property from 2014 through 2021, the Company currently beneficially owns a 64.59% interest in a total of 49 properties consisting of approximately 5.9 million square feet of primarily industrial properties on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. The following is information with respect to leases and occupancy of our properties:

•	Our 2022 contractual rental income (as described below) is approximately $51.2 million;
•	The occupancy rate of our properties owned as of December 31, 2021, is approximately 96% based on square footage, plus land available; and
•	The weighted average remaining term of the leases generating our 2022 contractual rental income is 5.1 years.

Our 2022 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2022 under leases existing at December 31, 2021. Contractual rental income excludes straight-line rent and amortization of intangibles.

2021 Highlights

•	Total revenues were $62.2 million in 2021, an increase of $3.8 million, or 7%, from 2020.
•	Operating income increased $1.3 million, or 5%, to $26.7 million in 2021 from $25.4 million in 2020.
•	Completed approximately 1,239,845 square feet of new leasing and renewals of existing leases during 2021.
•	Net income increased $1.3 million to $9.6 million in 2021 from $8.3 million in 2020.
•	Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased $1.5 million to $16.0 million in 2021 from $14.5 million in 2020.

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

•

Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 81% of our 2022 contractual rental income expire after 2023, and leases representing approximately 1% of our 2022 contractual rental income expire after 2031; and

•

Scheduled rent increases. Leases representing approximately 86% of our 2022 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

•	Experienced Management Team: The two senior members of our management team have significant real estate industry experience, each averaging in excess of 35 years.

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

Employees

As of December 31, 2021, we had a total of 13 employees, 12 of whom are full time, who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We believe in investing in talent at all levels within our organization. Employees are encouraged to take full advantage of professional development opportunities.

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

Our Corporate Information

Our principal executive offices are located at 1399 Franklin Avenue, Suite 100, Garden City, New York 11530. Our telephone number is (516) 693-5500. Our website is www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the Securities and Exchange Commission (“SEC”).

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

Summary of Risk Factors

Risks Related to our Organization and Structure

•	Our failure to continue to qualify as a REIT would subject us to corporate level income tax.
•	We depend on key personnel and the loss of their full service could adversely affect us.
•	Our growth depends on external sources of capital which are outside of our control.
•	To maintain our REIT status, we may be forced to forego otherwise attractive opportunities.

Risks Related to Our Business and Properties

•	Our tenants may not be able to pay rent in a timely manner.
•	A tenant’s default or financial distress could significantly reduce our revenues.
•	Significant inflation could adversely affect our business and financial results.
•	We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel due to a tight labor market and COVID-19 vaccine mandate in areas in which we operate.
•	All of our properties are located in New York, New Jersey, Connecticut and Delaware making us vulnerable to changes in economic, regulatory or other conditions in the Northeast.
•	Our portfolio is affected by a number of factors that affect investments in leased real estate generally.
•	A number of risks to which our properties may be exposed may not be covered by insurance.
•	We may be unable to renew our current leases, lease vacant space, or re-lease space.
•	Declining real estate valuations and impairment charges could adversely affect us.
•	If we sell a property and provide financing to the purchaser, it may adversely affect our ability to make distributions to stockholders from the sale of the property.
•	Disruptions in the financial markets could adversely affect us.
•	Many real estate costs are fixed, even if income from properties decreases.
•	We may be unable to complete development and re-development projects on advantageous terms.
•	We are subject to general economic conditions and risks associated with our real estate assets.
•	We may become subject to material litigation.

•	Terrorist attacks and other acts of violence or war may affect the value of our common stock, the industry in which we conduct our operations and our profitability.
•	We face risks relating to cybersecurity attacks.
•	Political and economic uncertainty could have an adverse effect on our business.
•	Pandemics (including COVID-19) or other health crises may adversely affect our business and the business of our tenants.
•	Actions by our competitors may adversely affect the occupancy and rental rates of our properties.
•	A property that incurs a vacancy could be difficult to sell or re‑lease.
•	We may not have funding for future tenant improvements.
•	Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its lease.
•	Environmentally hazardous conditions may adversely affect our operating results.
•	Climate change may adversely affect our business.
•	Our properties are subject to transitional risks related to climate-related policy change.
•	We incur costs associated with complying with the Americans with Disabilities Act.
•	Our officers and directors may have other interests which may conflict with their duties to us and our stockholders, and which may have adverse effects on the interests of us and our stockholders.
•	We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting.
•	Our UPREIT structure may result in potential conflicts of interest.
•	Our Board of Directors may adopt changes to the valuation procedures and how we calculate our NAV.
•	If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
•	If we enter into long-term leases with tenants, those leases may not result in fair value over time.

Risks Related to our Common Stock

•	The absence of a public market for our common stock will make it difficult for a stockholder to sell shares.
•	Our stockholders’ interests may be diluted by issuances under our 2007 Incentive Award Plan and 2017 Incentive Award Plan and other common stock or preferred stock issuances.
•	Real estate investments are not as liquid as other types of assets.
•	Our stockholders are limited in their ability to sell shares of common stock pursuant to our share redemption program (the “Program”).
•	Our stockholders may not be able to sell any shares of common stock pursuant to the Program.
•	The actual value of shares that we repurchase under the Program may be substantially less than what we pay.
•	Our NAV per share may not reflect the amount that would be realized upon a sale of each of our properties or the precise amount that might be paid to stockholders for their shares in a transaction.

Tax Risks Related to our Business and Structure

•	The requirement to distribute at least 90% of our taxable REIT income may require us to incur debt, sell assets, or issue additional securities for cash.
•	If we fail to remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our distributions, and our income will be subject to taxation.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	We may be subject to adverse legislative or regulatory tax changes affecting REITs.
•	If the Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
•	If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

Acquisition and Divestiture Risks

•	We may be unable to acquire properties on advantageous terms or acquisitions may not perform as expected.
•	We may not be able to diversify our real property portfolio due to the number and size of our competitors.
•	We have obtained only limited warranties when we purchase properties and may have limited recourse if any issue arises.
•	Lack of liquidity of real estate could make it difficult for us to sell properties within our desired time frame.
•	We may be unable to sell a property if or when we decide to do so.
•	Our inability to identify or find funding for acquisitions could prevent us from diversification or growth.

•	Investing in or owning properties through joint ventures creates a risk of loss to us.

Risks Related to Our Use of Borrowed Funds

•	We have incurred and plan to incur mortgage and other indebtedness, which could result in material risk to our business if there is a default, including the loss of the real property.
•	The incurrence of indebtedness for operations will increase expenses which could decrease cash available for dividends.
•	Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.
•	Prolonged disruptions in the financial markets could adversely affect our ability to obtain financing on reasonable terms.
•	We have incurred and plan to incur mortgage and other indebtedness, which could result in material risk to our business if there is a default, including the loss of the real property.
•	The discontinuation of LIBOR may increase our interest expense or otherwise adversely affect us.

Possible Adverse Consequences of Limits on Ownership and Transfer of our Shares

•	The stock ownership limitation in our charter will prevent you from acquiring more than 9.9% of our common stock and may force you to sell common stock back to us.

Anti-takeover Provisions Related to Us

•	Limitations on share ownership and transfer may deter a sale of our company in which you could profit.
•	Our Board of Directors has the ability to issue blank check preferred stock.
•	Maryland anti-takeover statute restrictions may deter others from seeking to acquire our company.
•	Certain provisions of our charter may deter a change of control and make stockholder action more difficult.

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

Approximately 40% of our 2022 contractual rental income and 40% of our 2021 contractual rental income is derived from leases with the City of New York for five locations, four leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

Significant inflation could adversely affect our business and financial results.

Increased inflation could adversely affect us by increasing costs of land, construction and renovation. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business or financial results. While increases in most operating expenses at our properties can be passed on to our commercial tenants, some tenants have fixed reimbursement charges and expenses at these properties may not be able to be passed on to tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.

We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel due to a tight labor market and COVID-19 vaccine mandate in areas in which we operate.

Our success depends on our ability to continue to attract, retain, and motivate qualified personnel. Currently, the U.S. job market is experiencing labor shortages and employee resignations at record levels. Factors impacting the labor shortage include continued fears of COVID-19, enhanced unemployment insurance benefits, people leaving the workforce entirely, higher pay from competitors, demand for flexible working hours and remote work, and many other factors. The increased ability of employees in the workforce to work from home or in other remote work arrangements has made it and may continue to make it more difficult for us to compete in the job market. In addition, we may find it difficult to attract and retain employees in the northeastern United States, where our corporate office and a significant portion of our properties are located, due to the implementation of COVID-19 vaccine mandate beginning in December 2021. Our inability to attract, retain, and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, or acts of God that are either uninsurable or not economically insurable. Generally, we will not obtain insurance for hurricanes, tornadoes, earthquakes, floods, or other acts of God unless required by a lender or we determine that such insurance is necessary and may be obtained on a cost-effective basis. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

•	our ability to provide adequate maintenance and insurance;
•	changes in the cost or availability of insurance, including coverage for mold or asbestos;
•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;
•	periods of high interest rates and tight money supply;
•	tenant turnover;
•	climate change;

•	general overbuilding or excess supply in the market;
•	inflation; and
•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

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

Terrorist attacks may harm our results of operations and financial condition. We cannot assure you that there will not be terrorist attacks in the localities in which we conduct business. More generally, concern over geopolitical issues, such as armed conflicts and war, could adversely impact our business. For example, the conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These attacks or armed conflicts may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.

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

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to another pandemic or other health crisis, similar to the outbreak of novel coronavirus (COVID-19).  Such events could result in the complete or partial closure of one or more of our tenants’ facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and /or delays in the delivery of our tenants’ inventory.  Such events could severely disrupt our tenants’ operations and have a material adverse effect on our business, financial condition and results of operations. In addition, if such events lead to a significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition and results of operations could be adversely affected.

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

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the Northeast region, where we own properties and have our corporate headquarters) have also instituted quarantines, “shelter in place” rules, and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. Although some state governments and other authorities are in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. In recent months, new COVID-19 variants have spread globally, including to the U.S. While these strains do not appear to cause more severe symptoms in individuals, they have spread faster and more easily. As a result, local governments and businesses reinstated safety protocols. There is no assurance that these new variants will be contained or the recommended safety protocols will continue to be effective in the long term. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.  The full extent of the impacts on our business will remain largely uncertain and dependent on a number of factors beyond our control as COVID-19 continues to mutate and present new challenges.

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create increasingly widespread business continuity issues of an as yet unknown magnitude and duration. The effects of COVID-19 or another pandemic on our or our tenants’ ability to successfully operate could be adversely impacted due to, among other factors:

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

The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the continuing direct and indirect economic effects of the pandemic and containment measures, among others.

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

Further, adverse economic conditions, including as a result of COVID-19, may have an impact on the results of operations and financial condition of our tenants and result in additional requests for rent relief or deferral and a resulting decline in rent or an increased incidence of default under existing leases of our properties. In response to COVID-19, we may have tenants decline to extend their leases upon expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. The full impact of COVID-19 cannot yet be determined and it is not yet possible to assess how many of our tenants may seek relief or otherwise fail to pay rent or defer the payment of rent. However, in 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. All tenants are in compliance with their rent relief requests and there were no bankruptcies filed by any of our tenants as a result of COVID-19. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of December 31, 2021. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. Bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant (including tenants whose business and operations are severely impacted by the COVID-19 pandemic), unless we receive an order permitting us to do so from the bankruptcy court. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord’s damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (i) one year’s rent and (ii) the rent for 15% of the remaining term of the lease, not to exceed three years. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.  In addition, in the event we modify a lease to provide rent deferral in exchange for an extension of the lease term or other consideration, we may have near term earnings dilution.

The development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, the COVID-19 pandemic, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession which would present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. Moreover, many risk factors set forth in this Annual Report on Form 10-K for the year ended December 31, 2021 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

Climate change may adversely affect our business.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, tornadoes, and severe winter storms due to increases in storm intensity and unpredictable weather patterns. Over time, these weather conditions could result in declining demand for space at our properties, delays in construction, resulting in increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.

In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities and other areas that impact the business environment in the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. According to the latest data provided by the U.S. Environmental Protection Agency, the U.S. is responsible for approximately 15% of the global greenhouse gas emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to eliminate net greenhouse gas pollution by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. greenhouse gas emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. It is not yet known what impact this law may have on our properties, business operations, or our tenants, but government efforts to combat climate change may impact the cost of operating our properties.

Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. The impact of climate change on weather patterns or the occurrence of significant weather events could impact economic activity or the value of our properties in specific markets.

We rely on a limited number of vendors to provide key services, including, but not limited to, utilities and construction services, at certain of our properties. Our business and property operations may be adversely affected if these vendors fail to adequately provide key services at our properties as a result of unanticipated events, including those resulting from climate change. If a vendor fails to adequately provide utilities, construction, or other important services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damage to our reputation.

The occurrence of any of these events or conditions may result in physical damage to our properties and adversely impact our ability to lease our properties, including our or our tenants’ ability to obtain property insurance on acceptable terms, which would materially and adversely affect us.

Our properties are located in urban areas, which means the vitality of our properties is reliant on sound transportation and utility infrastructure. If that infrastructure is compromised in any way by an extreme weather event, such a compromise could have an adverse impact on our local economies and populations, as well as on our tenants’ ability to do business in our buildings.

Our properties are subject to transitional risks related to climate-related policy change.

De-carbonization of grid-supplied energy could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. Buildings which consume fossil fuel onsite may be subject to penalties. In addition, the full transition of grid-supplied energy to renewable sources (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings.

We may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as laws passed to impose limits or eliminate any onsite fossil fuel combustion in new construction and major renovations. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our obligations or distribute to our equity owners

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

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

Our stockholders’ interests may be diluted by issuances under our 2007 Incentive Award Plan, 2017 Incentive Award Plan, 2021 Long-Term Equity Plan and other common stock or preferred stock issuances, which could result in lower returns to our stockholders.

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

We have adopted the 2017 Incentive Award Plan, under which 2,000,000 shares of common stock are reserved for issuance, and under which we may grant stock, stock units, incentive stock options, non-qualified stock options, and stock appreciation rights to our officers, employees, consultants, and directors. On November 2, 2021, our Board of Directors approved the 2021 Long-Term Equity Plan, which memorializes the terms and conditions of long-term equity incentive awards that can be earned by our chief executive officer and our president pursuant to their second amended and restated employment agreements. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders’ investments.

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

Our Program may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the net asset value (“NAV”) per share.  Our Program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time.  Specifically, the Program limits the number of shares to be redeemed to no more than $1.0 million of shares in any calendar year and such repurchase is subject to funds being available.  In addition, our Board of Directors reserves the right to amend, suspend or terminate the Program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the Program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the Program, they may not receive the same price they paid for any shares of our common stock being redeemed.

Since the Program became effective in 2017, the Company has received redemption requests each year exceeding the Program’s $1 million per year limit (other than in 2020 when the Program was suspended).  As a result, we were unable to purchase all shares presented for redemption.  The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program.  The Company treats any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.  Because of the restrictions of our Program, our stockholders may not be able to sell their shares under the Program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The actual value of shares that we repurchase under our Program may be substantially less than what we pay.

The terms of our Program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. On March 22, 2022 the Company received its annual valuation as of December 31, 2021 for the calculation of NAV under the Program. Our Board of Directors approved an estimated per share NAV of our common stock of $22.25 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership), calculated as of December 31, 2021. The annual valuation resulted in an adjustment to the redemption price under the Program from $15.77 to $20.03 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 24, 2022, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $20.03 per share will be effective for the semi-annual period running from December 1, 2021 to May 31, 2022 and until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period

The estimated NAV per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated NAV per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our Program might reflect a premium to our NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

In determining our most recent NAV per share, we relied upon a valuation of our properties as of December 31, 2021. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2021. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2021. The valuation methodologies used by the independent appraiser retained by our Board of

Directors to estimate the value of our properties as of December 31, 2021 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

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

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. These sales or divestitures may affect our costs, revenues, profitability, and financial condition. Divestitures have inherent risks, including possible delays in closing transactions, the risk of lower-than- expected sales proceeds, and potential post-closing claims for indemnification.  Our ability to dispose of properties or interests in properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and potential negative impacts of climate change. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

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

Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings would be secured by mortgages on our properties. The Company’s current total secured indebtedness as of December 31, 2021 was $415.4 million. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. In addition, the foreclosure of certain of our properties may trigger additional liabilities for us, such as payments which may be required pursuant to the Tax Protection Agreement.

The discontinuation of LIBOR may increase our interest expense or otherwise adversely affect us.

Borrowings under our credit facility with Key Bank bear interest at a variable interest rate that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On March 5, 2021, the United Kingdom Financial Conduct Authority ("FCA") announced that USD LIBOR will no longer be published after June 30, 2023. The Secured Overnight Financing Rate ("SOFR") has been identified by market participants as the preferred alternative to USD LIBOR in derivatives and other financial contracts. Our credit agreement with Key Bank includes provisions related to the replacement of LIBOR with a successor LIBOR rate index (as set forth in the first amended and restated credit agreement with Key Bank).  Changing to an alternative interest rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.  As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected. The Company does not expect the transition to an alternative interest rate to impact our systems and mathematical models to properly assess and account for alternative rates or result in substantial incremental costs to the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 49 properties as of December 31, 2021 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	180,975	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,259	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,435	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
625 Wortman Avenue, Brooklyn, NY	Industrial	58,003	1.6
New Jersey
100 American Road, Morris Plains, NJ	Industrial	129,957	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,516	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,140	21.1
4 Corporate Place, Piscataway, NJ	Industrial	151,641	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office/Data Center	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Industrial	41,600	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,695	15.6
120 Old County Circle, Windsor Locks, CT	Industrial	83,200	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1
Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
Total		5,926,528	390.8
(1)	The square footage reflects the total leased area of land or land and building.

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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2021:

Year of Lease Expiration(1)	Number of Expiring Leases (2)	Square Foot of Expiring Leases	2022 Contractual Rental Income Under Expiring Leases	Percent of 2022 Contractual Rental Income Represented by Expiring Leases
2022	6	327,257	$1,961,745	4%
2023	8	949,416	7,855,066	15%
2024	6	244,584	2,365,620	5%
2025	7	860,022	4,123,216	8%
2026	10	488,283	4,836,234	9%
2027	11	1,090,341	16,697,184	33%
2028	4	272,466	2,475,663	5%
2029	2	147,524	1,837,719	4%
2030	3	399,116	3,212,780	6%
2031	5	567,171	5,419,013	10%
2032 and after	1	313,632	417,478	1%
	63	5,659,812	$51,201,718	100%

(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	Excludes two leases representing 55,246 square feet that have month-to-month holdover tenancies.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2021:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2022 Contractual Rental Income	Percent of 2022 Contractual Rental Income
NYC, NY	Industrial	10	9	$21,615,554	42%
New York	Industrial/Retail	19	11	$7,681,977	15%
Connecticut	Industrial	17	15	$8,714,509	17%
New Jersey	Industrial/Office	18	13	$12,054,752	24%
Delaware	Industrial	1	1	$1,134,926	2%
Total		65	49	$51,201,718	100%

Financing, Re-Renting and Disposition of Our Properties

We may borrow funds on a secured and unsecured basis and intend to do so in the future. We also mortgage specific properties on a non-recourse basis subject to industry standard carve-outs, to enhance the return on our investment. The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes. Net proceeds received from the sale of a property are generally required to be used to repay amounts outstanding under debt secured by the property sold. See Note 4. “Mortgage Notes Payable” and Note 5. “Secured Revolving Credit Facility & Term Loan Payable” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Real Property Used By the Company in Its Business

The real property used by us as of December 31, 2021, for the day-to-day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
Garden City, NY	Office	$ 27,755/ 1/31/2032	Executive Offices

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

Outstanding Common Stock and Holders

As of March 15, 2022, we had 13,333,335 shares issued and outstanding, held by approximately 574 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 15, 2022, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2022, to common stockholders of record as of the close of business on March 31, 2022, payable on April 18, 2022. On March 15, 2022, our Board of Directors declared a supplemental cash dividend of $0.32 per share of common stock, payable with respect to the year ended December 31, 2021, to stockholders of record as of the close of business on March 31, 2022, payable on April 15, 2022. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2021 and 2020:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2021	Regular	11/2/2021	1/14/2022	0.10

9/30/2021	Regular	8/3/2021	10/15/2021	0.10

6/30/2021	Regular	6/10/2021	7/16/2021	0.10

3/31/2021	Regular	3/16/2021	4/19/2021	0.10

3/31/2021	Supplemental	3/16/2021	4/16/2021	0.20

12/31/2020	Regular	11/3/2020	1/15/2021	0.10

9/30/2020	Regular	8/4/2020	10/15/2020	0.10

6/30/2020	Regular	6/4/2020	7/10/2020	0.10

3/31/2020	Regular	3/17/2020	4/17/2020	0.10

3/31/2020	Supplemental	3/17/2020	4/15/2020	0.10

We have determined for income tax purposes that the 2021 regular dividends were considered ordinary dividend distributions. The total distributions paid in 2021 were the result of cash flow from operations.

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

On March 16, 2021, our Board of Directors approved an estimated per share NAV of our common stock of $17.52 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership) calculated as of December 31, 2020.

On July 6, 2021, the Program was temporarily suspended during the Company’s self-tender offer and remained suspended for ten (10) business days following the expiration of the offer. The first redemption date following the recommencement of the Program was November 30, 2021. Pursuant to the Program, on December 3, 2021, the Company redeemed 63,411 Shares at a redemption price of $15.77 per Share, for aggregate consideration of $999,991.47.

Since the Program became effective in 2017, the Company received redemption requests during each year exceeding the Program’s $1 million per year limit (other than in 2020 when the Program was suspended).  As a result, the Company was unable to purchase all Shares presented for redemption.  The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program.  The Company treats any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.

 On March 22, 2022, the Company received its annual valuation as of December 31, 2021.  The annual valuation resulted in an adjustment to the redemption price under the Program from $15.77 to $20.03 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 24, 2022, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $20.03 per share will be effective for the semi-annual period running from December 1, 2021 to May 31, 2022 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

ITEM 6. [RESERVED]

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2021, we owned 49 properties, which are predominately industrial/warehouse locations leased on a net lease basis.  The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT, Inc. common stock.  As a result of the transaction and the subsequent acquisition of eighteen properties and the sale of one property from 2014 through 2021, the Company currently beneficially owns a 64.59% interest in a total of 49 properties consisting of approximately 5.9 million square feet (unaudited) of primarily industrial properties on approximately 391 acres of land (unaudited) in New York, New Jersey, Connecticut and Delaware.

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

Revenue Recognition:

We recognize our rental revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Rental revenue related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis and the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than as an operating expense on the statement of operations. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The properties are being leased to tenants under operating leases.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no impairment charges relating to its remaining long-lived assets during the years ended December 31, 2021 and December 31, 2020, respectively.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2021 as compared with Year Ended December 31, 2020

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2021	2020	Amount	Percent
Revenues:
Rental income	$62,181	$58,355	$3,826	7%
Total revenues	62,181	58,355	3,826	7%
Operating Expenses:
Property operating expenses	13,658	12,081	1,577	13%
General and administrative	8,968	8,106	862	11%
Depreciation and amortization	12,995	12,745	250	2%
Total operating expenses	35,621	32,932	2,689	8%
Operating income	26,560	25,423	1,137	4%
Interest expense	(17,125)	(17,313)	188	1%
Equity in earnings of unconsolidated affiliate	132	132	-	0%
Other income	40	25	15	62%
Net income	9,607	8,267	1,340	16%
Less: Net income attributable to noncontrolling interest	3,237	2,711	526	19%
Net income attributable to common stockholders	$6,370	$5,556	$814	15%

Revenues

Rental income increased $3.8 million, or 7%, to $62.2 million for the year ended December 31, 2021 from $58.4 million for the year ended December 31, 2020. This increase is primarily attributable to an increase in the occupancy rate of our properties based upon square footage to 96% in 2021 from 95% in 2020, increased rental rates in 2021 compared to 2020 and increased holdover rents received in 2021 compared to 2020.

Operating Expenses

Operating expenses increased $2.7 million, or 8%, to $35.6 million for the year ended December 31, 2021 from $32.9 million for the year ended December 31, 2020 due to higher property operating expenses and general and administrative expenses. The increase in property operating expenses is primarily attributable to increased snow removal expenses and real estate taxes. The increase in general and administrative expenses is primarily attributable to higher stock compensation and compensation expense in 2021 compared to 2020.

Interest Expense

Interest expense decreased $0.2 million, or 1%, to $17.1 million for the year ended December 31, 2021 from $17.3 million for the year ended December 31, 2020. The decrease is primarily due to a lower interest rate on the Company’s secured line of credit with Key Bank and a lower mortgage principal balance in 2021 compared to 2020, partially offset by a higher combined average balance of the Company’s secured line of credit and term loan with Key Bank in 2021.

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

On December 2, 2015, the Operating Partnership entered into a credit agreement with Key Bank for a $50.0 million secured revolving credit facility with an initial term of two years, with a one-year extension option. On February 27, 2018, the secured revolving credit facility was increased to $55.0 million and the Operating Partnership exercised its option to extend the term to June 30, 2019.  On July 31, 2018, the secured revolving credit facility was reduced to $50.0 million and the maturity date of the secured revolving credit facility with Key Bank was extended from June 30, 2019 to June 30, 2020. On September 11, 2019, the maturity date of the secured revolving credit facility was extended from June 30, 2020 to June 30, 2022. On March 27, 2020, the Operating Partnership drew down $10.0 million under the secured revolving credit facility with Key Bank. The Operating Partnership increased its borrowings under the secured revolving credit facility with Key Bank as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto which provides for a $60 million senior secured credit facility. The credit facility consists of a $10 million revolving line of credit facility, with an initial term of three years and two one-year extensions and a $50 million term loan facility with an initial term of four years and a one-year extension option, which was funded in a single advance on October 22, 2021. Our available liquidity at December 31, 2021 was approximately $37.6 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of December 31, 2021, the Company had no outstanding borrowings on its secured revolving credit facility.

We expect to meet substantially all of our operating cash requirements, dividend payments required to maintain our REIT status and an estimated $1.3 million of 2022 principal mortgage debt amortization from cash flows from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. There are no maturities of mortgage principal in 2022. Additionally, in the normal course of our business, we may sell properties or interests in properties when we determine that it is in our best interests, which also generates additional liquidity. As it relates to the maturing debt in 2024 and 2025, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based upon market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Net Cash Flows

Year Ended December 31, 2021 vs. Year Ended December 31, 2020

Operating Activities

Net cash provided by operating activities was $19.9 million for the year ended December 31, 2021 compared to $17.8 million for the year ended December 31, 2020. For the 2021 period, cash provided by operating activities included (i) net income before depreciation, amortization, stock compensation, write-off of a portion of property related to casualty loss, non-cash lease expense, rental income in excess of amounts billed, and income from equity in unconsolidated affiliate of $24.3 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of $3.1 million primarily due to an increase in deferred leasing costs, lease incentives and rent receivables, (iv) a decrease in accounts payable and accrued expenses of approximately $0.1 million and (v) a decrease in other liabilities of $1.3 million.

For the 2020 period, net cash provided by operating activities of $17.8 million included (i) net income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, and income from equity in unconsolidated affiliate of $21.7 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of $3.7 million, (iv) a decrease in accounts payable and accrued expenses of $0.2 million and (v) a decrease in other liabilities of $0.1 million.

Investing Activities

Net cash used in investing activities was $14.6 million for the year ended December 31, 2021 compared to $1.9 million for the year ended December 31, 2020. For the 2021 period, cash used in investing activities resulted from (i) the acquisition of one property for $13.0 million, (ii) property improvements of $1.9 million, partially offset by (iii) a return of capital from an unconsolidated affiliate of approximately $0.2 million and (iv) proceeds of insurance recovery of a portion of property related to casualty loss of $0.1 million.

For the 2020 period, net cash used in investing activities of $1.9 million resulted from (i) property improvements of approximately $2.1 million, partially offset by (ii) a return of capital from an unconsolidated affiliate of approximately $0.2 million.

Financing Activities

Net cash used in financing activities was $20.5 million for the year ended December 31, 2021 compared to $1.1 million for the year ended December 31, 2020. For the 2021 period, cash used in financing activities resulted from (i) the payment of mortgage principal of $0.8 million, (ii) repurchases of common stock of $6.3 million, (iii) the payment of the Company’s secured revolving credit facility with Key Bank of $50.0 million, (iv) the payment of the Company’s fourth quarter 2020 dividend, 2020 supplemental dividend and 2021 quarterly dividends totaling $8.2 million, (v) distributions to non-controlling interests of approximately $4.7 million and (vi) loan costs from the Company’s revolving credit line facility and term loan with Key Bank of $0.5 million, partially offset by (vii) proceeds from the Company’s term loan facility with Key Bank of $50.0 million.

For the 2020 period, cash used in financing activities of $1.1 million resulted from (i) the payment of mortgage principal of $8.8 million, including the remaining balance of a mortgage loan of $6.0 million with Hartford Accident & Indemnity Company and the remaining balance of a mortgage loan of $2.0 million with People’s United Bank, (ii) the payment of the Company’s fourth quarter 2019 dividend, 2019 supplemental dividend and 2020 quarterly dividends totaling $6.8 million, (iii) distributions to non-controlling interests of $3.6 million and (iv) loan costs from the Company’s revolving credit line facility with Key Bank of approximately $0.3 million, partially offset by (v) proceeds from the secured loan facility with Transamerica Life Insurance Company of $8.4 million and (vi) proceeds from the Company’s revolving credit facility with Key Bank of $10.0 million.

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of our operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash income and expense items such as straight-lined rent, amortization of other intangible assets and financing costs, our realized gain from an investment in a limited partnership, write-off of property related to casualty loss and stock compensation expense, which are not indicative of the results of our operating portfolio.

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

 The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2021 and 2020 (All amounts are net of noncontrolling interest).

The reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO (in thousands):

	2021	2020
Net income attributable to common stockholders	$6,370	$5,556
Add NAREIT defined adjustments:
Real estate depreciation	6,436	6,420
Amortization of in-place leases and deferred leasing costs	2,088	2,020
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	14,894	13,996
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(142)	(357)
Amortization of other intangible assets	(151)	(328)
Amortization of financing costs	662	649
Write-off of a portion of property related to casualty loss	13	-
Stock compensation expense	698	512
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$15,974	$14,472

                    The Company believes FFO and AFFO to be the most appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and AFFO provide a uniform supplemental basis for evaluating the earnings performance of REITs considering the unique capital structure of each REIT.

Acquisitions and Dispositions

East New York, New York

On October 26, 2021, the Company (through its Operating Partnership) acquired for cash a 58,003 square-foot single story warehouse/industrial building in East New York, New York for $13.6 million.

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

Environmental Matters

As of December 31, 2021, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no accrued liability needed for these on-going activities on the accompanying consolidated balance sheets.

Inflation

Low to moderate levels of inflation during the past several years have favorably impacted our operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing our ability to increase tenant rents. Inflation has recently increased in the United States. Increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. However, our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto which provides for a $60 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $10 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans or LIBOR rate loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) the applicable average LIBOR rate as shown in Reuters Screen LIBOR01 Page (or any successor service, or commercially available source providing such quotations); provided if the rate shown on Reuters Screen LIBOR01 Page (or any successor service) shall be less than zero, such rate shall be deemed to be zero, or (2) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, or (c) then applicable LIBOR for an interest period of one (1) month plus 1.00% per annum; provided that in no event shall the Base Rate be less than zero, and in each case of clauses (1) and (2), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of December 31, 2021, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc.

Garden City, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment of real estate held for investment

The Company’s net real estate held for investment was $430.6 million as of December 31, 2021. As described in Note 2 to the consolidated financial statements, the Company reviews each real estate investment for impairment when events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition.

We identified the review of real estate investments for impairment as a critical audit matter. Significant management judgement is required in the evaluation of potential impairment indicators and the assessment of assumptions used to estimate the expected undiscounted future cash flows of the real estate investments tested for recoverability, including market rental rates and market capitalization rates. Auditing management’s judgements related to the assessment of impairment of real estate investments involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s assessment of potential impairment indicators, including negative trends in occupancy, negative trends in property operating results and negative trends in property values.
•	Evaluating management’s assumptions, including market rental rates and market capitalization rates, used in performing the recoverability analyses.
•

Utilizing professionals with specialized knowledge and experience in valuation to assist in evaluating the reasonableness of certain market-based assumptions, including market rental rates and market capitalization rates, utilized by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2009.

New York, New York

March 25, 2022

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(amounts in thousands, except share and per share data)

	2021	2020
ASSETS
Real estate, at cost:
Land	$206,777	$197,745
Buildings and improvements	308,012	301,941
Total real estate, at cost	514,789	499,686
Less: accumulated depreciation and amortization	(84,190)	(74,569)
Net real estate held for investment	430,599	425,117
Cash and cash equivalents	27,623	42,255
Restricted cash	1,047	1,662
Rental income in excess of amount billed	15,930	15,766
Acquired lease intangible assets, net	6,138	7,873
Investment in unconsolidated affiliate	3,761	3,928
Right-of-use asset - operating lease, net	3,042	—
Other assets	16,257	15,492
Total assets	$504,397	$512,093
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,687	$361,583
Term loan payable, net	49,601	—
Secured revolving credit facility	—	50,000
Accounts payable and accrued expenses	3,977	3,949
Dividends payable	1,333	1,362
Acquired lease intangible liabilities, net	2,524	3,247
Right-of-use liability - operating lease	3,134	—
Other liabilities	5,937	7,655
Total liabilities	428,193	427,796
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,333,335 and 13,627,220 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	155,192	161,092
Distributions in excess of net income	(112,897)	(111,129)
Total stockholders’ equity	42,296	49,964
Noncontrolling interest	33,908	34,333
Total equity	76,204	84,297
Total liabilities and equity	$504,397	$512,093

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

(amounts in thousands, except share and per share data)

	2021	2020
Revenues:
Rental income	$62,181	$58,355
Total revenues	62,181	58,355
Operating Expenses:
Property operating expenses	13,658	12,081
General and administrative	8,968	8,106
Depreciation and amortization	12,995	12,745
Total operating expenses	35,621	32,932
Operating income	26,560	25,423
Interest expense	(17,125)	(17,313)
Equity in earnings of unconsolidated affiliate	132	132
Other income	40	25
Net income	9,607	8,267
Less: Net income attributable to noncontrolling interest	3,237	2,711
Net income attributable to common stockholders	$6,370	$5,556
Net income per common share attributable to common stockholders-basic and diluted earnings per share	$0.47	$0.41
Weighted average common shares outstanding-basic	13,555,761	13,589,374
Weighted average common shares outstanding-diluted	13,641,160	13,615,223

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2021 and 2020

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2020	—	13,537,856	$1	$160,308	$(109,889)	$50,420	$35,229	$85,649
Common stock dividends	—	—	—	—	(6,796)	(6,796)	—	(6,796)
Stock-based compensation	—	—	—	784	—	784	—	784
Distributions to noncontrolling interest	—	89,364	—	—	—	—	(3,607)	(3,607)
Net income	—	—	—	—	5,556	5,556	2,711	8,267
Balance at December 31, 2020	—	13,627,220	1	161,092	(111,129)	49,964	34,333	84,297
Common stock dividends	—	—	—	—	(8,138)	(8,138)	—	(8,138)
Repurchases - common stock	—	(440,518)	—	(6,279)	—	(6,279)	—	(6,279)
Stock-based compensation	—	146,633	—	1,080	—	1,080	—	1,080
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,363)	(4,363)
Net income	—	—	—	—	6,370	6,370	3,237	9,607
Reallocation of equity	—	—	—	(701)	—	(701)	701	—
Balance at December 31, 2021	—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(amounts in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,607	$8,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,792	9,681
Amortization of intangible assets and deferred charges	3,992	3,554
Stock-based compensation	1,080	784
Write-off of a portion of property related to casualty loss, net	20	-
Non-cash lease expense	92	-
Rental income in excess of amount billed	(180)	(495)
(Income) from equity investment in unconsolidated affiliate	(132)	(132)
Distributions from unconsolidated affiliate	132	132
Changes in operating assets and liabilities:
Other assets	(3,143)	(3,697)
Accounts payable and accrued expenses	(47)	(194)
Other liabilities	(1,310)	(134)
Net cash provided by operating activities	19,903	17,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,891)	(2,042)
Cash paid for property acquisition	(12,972)	-
Return on capital from unconsolidated affiliate	167	168
Proceeds of recovery of a portion of property related to casualty loss	67	-
Net cash used in investing activities	(14,629)	(1,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	-	8,400
Loan costs from mortgage notes payable	-	(246)
Proceeds from revolving credit facility	-	10,000
Loan costs from revolving credit facility	(82)	-
Loan costs from term loan payable	(413)	-
Proceeds from term loan payable	50,000	-
Payment of mortgage principal	(824)	(8,825)
Payment of revolving credit facility	(50,000)	-
Repurchases of common stock	(6,279)	-
Cash distributions to noncontrolling interests	(4,755)	(3,602)
Cash dividends paid	(8,168)	(6,787)
Net cash used in financing activities	(20,521)	(1,060)
Net increase in cash, cash equivalents and restricted cash	(15,247)	14,832
Cash and cash equivalents including restricted cash of $1,662 and $2,232, respectively, at the beginning of period	43,917	29,085
Cash and cash equivalents including restricted cash of $1,047 and $1,662, respectively, at the end of period	$28,670	$43,917
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$16,143	$16,262
Non-cash expenditures for real estate	$355	$280
Right-of-use asset and liability	$3,075	$-
Cash paid for income taxes	$-	$98

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 34.67% due to the redemption of certain shares of GTJ REIT common stock. As a result of this acquisition, the Company’s then existing seven properties and the subsequent acquisition of eighteen properties and the sale of one property from 2014 through 2021, the Company currently owns a 64.59% interest in a total of 49 properties consisting of approximately 5.9 million square feet (unaudited) of primarily industrial properties on approximately 391 acres of land (unaudited) in New York, New Jersey, Connecticut and Delaware. At December 31, 2021, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.4 million shares of the Company’s Series B preferred stock.

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

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the years ended December 31, 2021 and December 31, 2020.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  Given the Company’s concentration in the Northeast United States, its entire portfolio could remain subject to various governmental restrictions for the foreseeable future. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged pandemic could have a material adverse impact on the financial results and business operations of the Company.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of December 31, 2021 and December 31, 2020. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of December 31, 2021, or December 31, 2020.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions.  The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying consolidated statement of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.4 million and $0.7 million for the years ended December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, approximately $0.3 million and $5.8 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2020, approximately $0.6 million and $7.3 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2021, and 2020, approximately $2.5 million and $3.2 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2021, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2022	$611	$1,300
2023	635	1,189
2024	498	904
2025	147	733
2026	71	603
Thereafter	258	1,106
	$2,220	$5,835

Investment in Unconsolidated Affiliate:

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

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2021 were $17.4 million and $9.8 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2021 were $1.6 million and $1.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2020 were $17.9 million and $10.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2020 were $1.5 million and $1.3 million, respectively.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgement is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets for the years ended December 31, 2021 and 2020, respectively.

Reportable Segments:

As of December 31, 2021, the Company primarily operated in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the statement of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index, subject to certain maximums and minimums.

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

Tenant receivables at December 31, 2021 and 2020 were $1.4 million and $1.0 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Lease Accounting:

As lessor, the Company has made an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. The Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line in the presentation within the consolidated statement of operations.

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

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. The Company was a party to an office lease which expired on December 31, 2020 and continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to approximately $3,800,000 as of December 31, 2021. The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3,104,000, as of October 1, 2021.  There were no right-of-use assets or right-of-use liabilities as of December 31, 2020.

The following table presents the future lease obligations of the Company’s office lease on December 31, 2021, over the next five years and thereafter (in thousands):

2022	$305
2023	342
2024	353
2025	363
2026	374
Thereafter	2,081
Total future minimum lease payments	3,818
Less imputed interest	684
Total right-of-use liability - operating lease	$3,134

The following table presents additional disclosures regarding the Company’s office leases for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease costs	$271	$348
Variable lease costs	—	—
Total lease costs	$271	$348

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share.  Stock option awards were included in the computation of diluted earnings per share in 2021 and 2020 because the option awards were dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021, and 2020, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2021, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Rental income of $9.6 million, derived from five leases with the City of New York, represented 15% of the Company’s total rental income for the year ended December 31, 2021. Rental income of $9.5 million, derived from five leases with the City of New York, represented 16% of the Company’s total rental income for the year ended December 31, 2020.

Rental income of $8.6 million, derived from four leases with Federal Express, represented 14% of the Company’s total rental income for the year ended December 31, 2021. Rental income of $6.5 million, derived from three leases with Federal Express, represented 11% of the Company’s total rental income for the year ended December 31, 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 is effective as of March 12, 2020. The Company had no transactions to which the ASU was applied since adoption and the adoption of ASU 2020-04 had no material impact on the Company’s consolidated financial statements

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Balance at beginning of year	$499,686	$497,808
Property acquisitions	13,642	-
Improvements	1,966	1,878
Adjustment for assets written off	(505)	-
Balance at end of year	$514,789	$499,686

The changes in accumulated depreciation, exclusive of amounts relating to equipment, transportation equipment, and furniture and fixtures, for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Balance at beginning of year	$74,569	$64,950
Depreciation for year	9,756	9,619
Adjustment for assets written off	(135)	-
Balance at end of year	$84,190	$74,569

East New York, New York

On October 26, 2021, the Company (through its Operating Partnership) acquired for cash a vacant 58,003 (unaudited) square-foot single story warehouse/industrial building in East New York, New York for $13.6 million.

Purchase Price Allocations:

The purchase price of the above acquisition was allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the date of acquisition.

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during 2021 and 2020 (in thousands):

	2021	2020
Land	$9,032	$-
Building and Improvements	4,610	-
Total Consideration	$13,642	$-

Casualty Loss:

The Company incurred a weather-related casualty loss of approximately $396,000 related to one of its properties during 2021. The loss was insured and the Company has recorded an insurance reimbursement of approximately $376,000 related to this loss. The casualty loss and related insurance reimbursement are included in other (expense) income on the accompanying consolidated statement of operations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2021	December 31, 2020	Maturity
People’s United Bank	4.18%	15,442	15,500	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	36,435	37,201	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	2,420	4/1/2030
	Subtotal	365,377	366,201
	Unamortized loan costs	(3,690)	(4,618)
	Total	$361,687	$361,583

     Amortization of deferred mortgage loan costs was $0.9 million for both of the years ended December 31, 2021 and 2020, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

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

Allstate Life Insurance Company Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company.  The Allstate Loan Agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it required interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule with a balloon payment of $33.7 million due at maturity.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2021, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2022	$1,298
2023	1,792
2024	16,374
2025	267,878
2026	868
Thereafter	77,167
Total	$365,377

5. SECURED REVOLVING CREDIT FACILITY & TERM LOAN PAYABLE:

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

Loans drawn down by the Operating Partnership under the facility needed to specify, at the Operating Partnership’s option, whether they were base-rate loans or LIBOR-rate loans. The base-rate loans initially bore a base rate of interest calculated as the sum of (i) the greater of: (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.5% above the rate announced by the Federal Reserve Bank of Cleveland (or Federal Funds Effective Rate), or (c) LIBOR plus 100 basis points (bps); plus (ii) 200 to 250 basis points (bps), depending on the overall leverage of the properties. The LIBOR-rate loans initially bore interest at a rate of LIBOR rate plus 300 to 350 bps, depending upon the overall leverage of the properties. Each revolving credit loan under the facility was evidenced by separate promissory note(s). The Operating Partnership agreed to pay to Key Bank an unused facility fee in the amount calculated as 0.30% for usage less than 50% and 0.20% for usage 50% or greater, calculated as a per diem rate, multiplied by the excess of the total commitment over the outstanding principal amount of the loans under the facility at the time of the calculation. Key Bank had the right to reduce the amount of loan commitments under the facility provided that, among other things, they provided an advance written notice of such reductions and that in no event the total commitment under the facility was less than $25.0 million. The Operating Partnership could at its option convert any of the revolving credit loans into a revolving credit loan of another type which loan would then bear interest as a base-rate loan or a LIBOR-rate loan, subject to certain conversion conditions. In addition, Key Bank also agreed to extend, from time to time, as the Operating Partnership may request, upon an advance written notice, swing loans in the total amount not to exceed $5.0 million. Such loans, if and when extended, would also be evidenced by separate promissory note(s).

Due to the revolving nature of the facility, amounts prepaid under the facility could be borrowed again. The Key Bank Credit Agreement contemplated (i) mandatory prepayments by the Operating Partnership of any borrowings under the facility in excess of the total allowable commitment, among other events, and (ii) optional prepayments, without any penalty or premium, in whole or in part, subject to payments of any amounts due associated with the prepayment of LIBOR rate contracts.

The Operating Partnership’s obligations under the facility were secured by a first priority lien and security interest held by the agents for Key Bank, in certain of the property, rights and interests of the Operating Partnership, the Guarantors (as defined below) and their subsidiaries now existing and as may be acquired (collectively, the “Collateral”). GTJ REIT, and each party to the Guaranty are collectively referred to as the “Guarantors.” The parties to the Key Bank Credit Agreement also entered into several side agreements, including, the Joinder Agreements, the Assignment of Interests, the Acknowledgments, the Mortgages, the Guaranty, and other agreements and instruments to facilitate the transactions contemplated under the Key Bank Credit Agreement. Such agreements contained terms and provisions that are customary for instruments of this nature.

The Operating Partnership’s continuing ability to borrow under the facility was subject to its ongoing compliance with various affirmative and negative covenants, including, among others, with respect to liquidity, minimum occupancy, total indebtedness and minimum net worth. The Credit Agreement contained events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Key Bank Credit Agreement also included customary events of default (in certain cases subject to customary cure), in the event of which, amounts outstanding under the facility could have been accelerated. The Key Bank Credit Agreement included customary representations and warranties of the Operating Partnership which were required to be true and correct in all material respects as a condition to future draws.

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

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Key Bank and the other lenders parties thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement provides for a $60 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $10 million revolving line of credit facility, with an initial term of three years and two one-year extension options, subject to certain other customary conditions (the “Revolver”) and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option and subject to certain other customary conditions, which was funded in a single advance on October 22, 2021 (the “Term Loan”).  Up to $10 million of the total commitments under the Credit Facility will be available for the issuance of letters of credit and swing line loans. Loan costs paid in connection with the Credit Facility were $0.5 million.

So long as no default or event of default has occurred and is continuing, the Operating Partnership shall have the right, from time to time, to request an increase in the size of the Term Loan, request an additional incremental term loan facility, or increase commitments under the Revolver, collectively in an aggregate amount that would not cause the Credit Facility to exceed $125 million (the “Accordion”). Accordion commitments can be committed at closing or any time thereafter and the Accordion commitments will be syndicated on a best-efforts basis.

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

Outstanding borrowings under the Term Loan were $50.0 million as of December 31, 2021, and are a LIBOR rate borrowing. The interest rate on the Term Loan as of December 31, 2021 was 2.52%. Unamortized loan costs for the Term Loan were $0.4 million as of December 31, 2021 and are included in term loan payable, net in the accompanying consolidated balance sheet.

There were no outstanding borrowings under the Revolver with Key Bank as of December 31, 2021. Outstanding borrowings under the secured revolving credit facility with Key Bank as of December 31, 2020 were $50.0 million and was considered a LIBOR-rate loan. Unamortized loan costs for the Revolver as of December 31, 2021 and for the secured revolving credit facility as of December 31, 2020 were $0.1 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Amortization of loan costs with Key Bank for both of the years ended December 31, 2021 and 2020 were $0.1 million, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2021, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board of Directors” or “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2021 and December 31, 2020.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2021, and 2020, the Company had a total of 13,333,335 and 13,627,220 shares of common stock issued and outstanding, respectively.

On December 3, 2021, the Company purchased 63,411 shares of common stock pursuant to its share redemption program at a purchase price of $15.77 per share for a total consideration of approximately $1.0 million.

On August 11, 2021, the Company purchased 377,107 shares of common stock pursuant to its self-tender offer at a purchase price of $14.00 per share for a total consideration of approximately $5.3 million.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2021 and 2020:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 17, 2020	March 31, 2020	April 15, 2020	0.10	(1)
March 17, 2020	March 31, 2020	April 17, 2020	0.10
June 4, 2020	June 30, 2020	July 10, 2020	0.10
August 4, 2020	September 30, 2020	October 15, 2020	0.10
November 3, 2020	December 31, 2020	January 15, 2021	0.10
March 16, 2021	March 31, 2021	April 16, 2021	0.20	(2)
March 16, 2021	March 31, 2021	April 19, 2021	0.10
June 10, 2021	June 30, 2021	July 16, 2021	0.10
August 3, 2021	September 30, 2021	October 15, 2021	0.10
November 2, 2021	December 31, 2021	January 14, 2022	0.10

(1)	Represents a supplemental 2019 dividend.
(2)	Represents a supplemental 2020 dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017.  The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of December 31, 2021, the Company had 1,626,326 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

On June 9, 2011, the Company granted 10,000 stock options to a non-employee director under the 2007 Plan which vested immediately. The options were not exercised and expired in 2021.

On November 8, 2016, 200,000 non-qualified stock options were granted to key officers of the Company under the 2007 Plan and had a three-year vesting period. For this grant, the exercise price was $10.40 per share and was equal to the value per share based upon a valuation of the shares conducted by an independent third party for the purpose of valuing shares of the Company’s common stock. The fair value of these stock options was based upon the Black-Scholes option pricing model, calculated at the grant date.

All options expire ten years from the date of grant. For the years ended December 31, 2021, and December 31, 2020, there was no stock compensation expense relating to these stock options as these options have fully vested.

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
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options

The Board of Directors has determined the value of a share of common stock at December 31, 2021 to be $18.15 based on a valuation completed with the assistance of an independent third party for purposes of valuing shares of the Company’s common stock pursuant to the 2017 Plan.

For the years ended December 31, 2021 and 2020, the Company’s total stock compensation expense in the statement of equity was approximately $1,080,000 and $784,000, respectively. As of December 31, 2021, there was approximately $1,851,000 of unamortized stock compensation related to restricted stock.  The cost is expected to be recognized over a weighted average period of 2.4 years.

At December 31, 2021, 200,000 stock options were outstanding, all of which were exercisable, and 816,461 shares of restricted stock were outstanding, 662,331 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2020	97,775	$12.14
New shares issued through December 31, 2021	146,633	11.90
Vested	(90,278)	11.98
Non-vested shares outstanding as of December 31, 2021	154,130	$12.01

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of December 31, 2021:

Number of Shares
2022	46,867
2023	33,917
2024	25,330
2025	18,554
2026	13,051
2027	8,546
Thereafter	7,865
Total Non-vested Shares	154,130

7. EARNINGS PER SHARE:

Basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. There were 85,399 and 25,849 common share equivalents in 2021 and 2020, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

	2021	2020
Numerator:
Net income attributable to common stockholders	$6,370	$5,556
Denominator:
Weighted average common shares outstanding – basic	13,555,761	13,589,374
Weighted average common shares outstanding – diluted	13,641,160	13,615,223
Basic and Diluted Per Share Information:
Net income per share – basic and diluted	$0.47	$0.41

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold minority ownership interests in a real estate brokerage firm in which they do not engage in management activities, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the aggregate contractual rents of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet (unaudited) which resulted in approximately $40,000 of brokerage commissions on the aggregate contractual rents of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the additional future lease payments of approximately $4,500,000. In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on future lease payments of approximately $21,000,000.

The Company’s former executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, were being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner.  The lease agreement expired in 2020. The Company continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company moved its offices to a new location in October, 2021 pursuant to a lease with a third-party.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of December 31, 2021, and 2020, the present value of this obligation was approximately $0.9 million for both years and is included in other liabilities on the accompanying consolidated balance sheets. Future contractual payments relating to the pension withdrawal liability are as follows:

2022	$98
2023	98
2024	97
2025	97
2026	97
Thereafter	503
Total future payments	990
Less imputed interest	136
Total pension withdrawal liability	$854

Environmental Matters:

As of December 31, 2021, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues.  Three sites continue with on-going cleanup, monitoring and reporting activities.  The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

Real Property Used By the Company in Its Business

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

The fair values of cash and cash equivalents, restricted cash, rent and other receivables, dividends payable, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable, secured revolving credit facility, term loan payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The carrying values of term loan payable and mortgage notes payable are stated at their principal balances below. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$27,623	$27,623	$42,255	$42,255
Restricted cash	1,047	1,047	1,662	1,662
Rent and other receivables	2,929	2,929	2,141	2,141
Financial liabilities:
Dividends payable	$1,333	$1,333	$1,362	$1,362
Accounts payable and accrued expenses	3,977	3,977	3,949	3,949
Secured revolving credit facility	-	-	50,000	50,000
Term loan payable	50,000	50,000	-	-
Mortgage notes payable	365,377	376,322	366,201	377,371
Pension withdrawal liability	854	911	926	1,027

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2021 and 2020 were approximately $53,000 and $55,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the years ended December 31, 2021 and 2020 were approximately $76,000 and $71,000, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net income	$9,607	$8,267
GAAP net (income) of taxable subsidiaries	(466)	(448)
GAAP net income from REIT operations	9,141	7,819
Operating expense book deductions greater than tax	1,027	128
Book depreciation in excess of tax depreciation	3,963	3,899
GAAP amortization of intangibles in excess of tax amortization	1,012	967
Straightline rent adjustments	(219)	(548)
(Income) allocable to noncontrolling interest	(5,233)	(4,252)
Estimated taxable income	$9,691	$8,013

We have determined for income tax purposes that the 2021 and 2020 regular dividends were considered ordinary dividend distributions. The total distributions paid in both 2021 and 2020 were the result of cash flows from operations.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2021 and 2020. The TRS entities have approximately $19.3 million of net operating loss carry-forwards at December 31, 2021 and begin to expire in 2022. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2021, under operating leases for the next five years and thereafter are as follows (in thousands):

2022	$51,202
2023	47,749
2024	41,718
2025	39,185
2026	37,097
Thereafter	55,945
Total	$272,896

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SUBSEQUENT EVENTS:

The Company has evaluated events from December 31, 2021 through the date the financial statements were issued. There were no subsequent events that need to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 15, 2022:

Name	Age	Position
Paul Cooper	61	Chairman of the Board, CEO and Class II Director
Louis Sheinker	60	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	66	Chief Financial Officer and Treasurer
Douglas Cooper	75	Class I Director
John Leahy	79	Class III Director
Stanley Perla	78	Class II Director
Donald Schaeffer	71	Class III Director
David Jang	61	Class I Director
Brandon Konigsberg	51	Class III Director

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

Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Mr. Sheinker brings over 35 years of real estate experience to the Company. Prior to joining the Company, Mr. Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., which performed management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker brings his extensive experience in the commercial real estate industry to the Board. He holds a Bachelor of Arts degree from Ithaca College, and is currently a licensed Real Estate Broker in New York State. Effective as of January 15, 2015, Mr. Sheinker was appointed Secretary of the Company.

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

Douglas Cooper has been a director since June 2006. Mr. Cooper has been practicing law for over 40 years and is now of counsel to the firm of Ruskin Moscou Faltischek, P.C. Mr. Cooper brings his legal expertise to his long service to the Board. Mr. Cooper graduated from Hamilton College, and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a Master’s degree in Corporate Law from NYU Law School. Douglas Cooper is the cousin of Paul Cooper. Mr. Cooper resigned as the Company’s Treasurer and Secretary effective as of January 15, 2015. Mr. Cooper is deemed an independent director.

John Leahy has been a director of the Company since June 2006. Mr. Leahy is presently President of JJL Consulting. From 1998 to 2006, Mr. Leahy was Managing Director of Citibank Private Bank operations in Long Island, NY. Prior to that, Mr. Leahy was a Senior Vice President of Chase Manhattan Bank, N.A. Mr. Leahy brings his expertise as a private and commercial banker to the Board. Mr. Leahy holds a Bachelor’s degree in Mechanical Engineering from the University of Dayton, and a Master’s degree in Business Management from Long Island University. Mr. Leahy is deemed an independent director.

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

Our Board currently consists of eight directors:  Paul Cooper, Louis Sheinker, Douglas Cooper, John Leahy, Stanley Perla, Donald Schaeffer, David Jang and Brandon Konigsberg.  Directors are elected at each annual meeting of stockholders. We have a staggered Board.  Class I directors, which are Messrs. D. Cooper and Jang, have a term expiring at the annual stockholders meeting in 2022 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2023 or until their successors are elected and qualified. Class III directors, Messrs. Konigsberg, Leahy and Schaeffer, have a term expiring at the annual stockholders meeting in 2024 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held eight meetings during 2021.  Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2021 annual meeting of stockholders, all members of the Board as of the date of the annual meeting attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board.

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

During the year ended December 31, 2021, the Audit Committee held four meetings.

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

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for each of the years ended December 31, 2021 and December 31, 2020, was approximately $32,000.

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

During the year ended December 31, 2021, the Compensation Committee held one meeting.

On May 20, 2021, the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation. Based upon this presentation, the Compensation Committee approved eliminating meeting fees and increasing the Board compensation to a cash retainer of $60,000, effective July 1, 2021, and an increase in equity compensation from $35,000 per year to $40,000, effective immediately. In addition, Audit Committee members receive an annual cash fee of $7,500, with the Audit Committee Chairman receiving an additional annual cash fee of $7,500, and Compensation Committee members receive an annual cash fee of $5,000, with the Compensation Committee Chairman receiving an additional annual cash fee of $5,000. At a Board meeting held on June 10, 2021, the Board determined to further increase the cash retainer to $65,000 and the equity compensation to $45,000. The Board then approved the revisions to the compensation of the independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2021 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2021	$650,000	$850,000	$649,990	$—	$102,989	(1)(2)(3)	$2,252,979
	2020	$650,000	$700,000	$399,999	$—	$103,372	(1)(2)(3)	$1,853,371
Louis Sheinker, President, Chief Operating Officer and Secretary	2021	$600,000	$850,000	$649,990	$—	$108,640	(1)(2)(3)	$2,208,630
	2020	$600,000	$700,000	$399,999	$—	$108,584	(1)(2)(3)	$1,808,583
Stuart Blau, Chief Financial Officer and Treasurer	2021	$300,000	$225,000	$174,990	$—	$45,991	(1)(2)	$745,981
	2020	$300,000	$150,000	$124,993	$—	$46,207	(1)(2)	$621,200

(1)	Includes 401(K) contributions.
(2)	Includes life insurance premiums, health care reimbursement and medical insurance premiums.
(3)	Includes auto allowance.
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

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2021:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/10/2021	54,621	$649,990
Louis Sheinker, Chief Operating Officer, President and Secretary	6/10/2021	54,621	$649,990
Stuart Blau, Chief Financial Officer and Treasurer	6/10/2021	14,705	$174,990

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2021:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2021	37,405	445,124	—	—
	2020	14,455	183,577	—	—
	2019	9,657	112,023	—	—
	2018	4,531	52,791	—	—
	2017	2,271	26,348	—	—
Louis Sheinker	2021	37,405	445,124	—	—
	2020	14,455	183,577	—	—
	2019	9,657	112,023	—	—
	2018	4,531	52,791	—	—
	2017	2,271	26,348	—	—
Stuart Blau	2021	10,910	129,830	—	—
	2020	5,039	63,990	—	—
	2019	1,543	17,899

(1)	The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2021:

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

Option Exercises and Stock Vested:

Options issued in 2008 pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper and 50,000 shares were purchased on May 31, 2017. No options were exercised by our named executive officers in 2021.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2021.

Paul Cooper Employment Agreement

On November 2, 2021, the Board following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the second amended and restated employment agreement by and between the Company and Paul Cooper (the “CEO Employment Agreement”), which agreement was executed by the parties on November 3, 2021. The CEO Employment Agreement provides for an initial term of five years, from January 1, 2022 through and including December 31, 2026, and two successive automatic one-year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Cooper at the rate of $750,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $750,000 per year (the “Cooper Cash Bonus”) and an equity bonus payable in shares of the Company’s restricted common stock valued at $500,000 per year (the “Cooper Equity Bonus”), upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Cooper is employed by the Company. The Company also agreed to grant Mr. Cooper a stock option under the Company’s 2017 Incentive Award Plan, as amended, or a successor plan (the “Equity Plan”), to acquire 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and which will vest in its entirety on the 3rd anniversary of the grant date in accordance with the terms of a stock option agreement (the “Option Agreement”). The stock option will be granted as soon as practicable after the Company receives its annual valuation in 2022 for the purpose of valuing shares of common stock pursuant to the Equity Plan. Mr. Cooper will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan when the Company attains the Adjusted Funds From Operations targets (as described in the Company’s Long-Term Equity Plan (the “LTEP”)) and as further adjusted in accordance with the procedures set forth in Appendix 1 to the LTEP. In addition, the CEO Employment Agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $7 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The CEO Employment Agreement also contains the following termination terms and provisions:

•In the event that (i) Mr. Cooper terminates his employment with the Company without good reason or (ii) the Company terminates Mr. Cooper’s employment for cause, the Company’s obligations under the agreement will be reduced to paying his unpaid salary and reimbursable expenses owing to him prior to such termination (the “Accrued Obligations”), and

•In the event that (i) Mr. Cooper terminates his employment with the Company for good reason, or (ii) the Company terminates Mr. Cooper during his employment term without cause, (iii) Mr. Cooper terminates his employment with the Company during the 90-day period following a change of control of the Company, or (iv) the Company elects not to renew the CEO Employment Agreement after the expiration of the initial or renewal term, then in each case, the Company’s termination obligations will include the payment of the Accrued Obligations, severance payments (the amount of which depends on the circumstances of his departure), accelerated vesting of unvested equity bonus and COBRA payments equal to the lesser of the remainder of the term or the maximum period of COBRA continuation coverage applicable to the Chief Executive Officer.

The severance payments referenced above will be calculated as follows: (a) if Mr. Cooper terminates his employment for good reason or if the Company terminates Mr. Cooper during his employment without cause, the Company will pay him (x) three years of his then current salary, plus a lump sum in an amount equal to three (3) times the greatest amount of the Cooper Cash Bonus and Cooper Equity Bonus that Mr. Cooper earned in any one year during the shorter of (y) the three-year period prior to notice of termination or any period during the CEO Employment Agreement.

Further, if Mr. Cooper’s employment was terminated pursuant to clause (iv) above at the end of his initial employment term (the “Cooper Initial Term”) and provided the Company achieves the applicable bonus criteria (the “Bonus Criteria”), on an aggregate basis for each specified criterion during the Cooper Initial Term, as of the end of the 2026 fiscal year, then his severance payment would be equal to 1x his then base salary, plus 1x his Cooper Cash Bonus and Cooper Equity Bonus (assuming achievement of the Bonus Criteria at target), in addition to the Cooper Cash Bonus and Cooper Equity Bonus payments previously described as owed for the 2026 fiscal year; provided further, that if the Company fails to achieve the Bonus Criteria, on an aggregate basis for each specified criteria during the Cooper Initial Term, as of the end of the 2026 fiscal year, then no payments in this paragraph shall be payable to Mr. Cooper.

To the extent his employment was terminated pursuant to clause (iv) above at the end of his renewal employment term, then his severance payment would be equal to his then base salary he would have earned during the renewal term and the Cooper Cash

Bonus and Cooper Equity Bonus (assuming achievement of the Bonus Criteria for such renewal term) he could have earned during the remainder of such renewal term, in addition to the Cooper Cash Bonus and Cooper Equity Bonus payments previously described as owed for the fiscal year. The CEO Employment Agreement also contains certain confidentiality, non-solicitation/non-competition and other provisions customary for agreements of this nature.

Louis Sheinker Employment Agreement

On November 2, 2021, the Board also, following review and recommendation of the Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement by and between the Company and Louis Sheinker (the “President Employment Agreement”), which agreement was executed by the parties on November 3, 2021. The President Employment Agreement provides for an initial term of five years, from January 1, 2022 through and including December 31, 2026, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Sheinker at the rate of $750,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Sheinker may earn a cash bonus of $750,000 per year (the “Sheinker Cash Bonus”) and an equity bonus payable in shares of the Company’s restricted common stock valued at $500,000 per year (the “Sheinker Equity Bonus”), upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Sheinker is employed by the Company. The Company also agreed to grant Mr. Sheinker a stock option under the Company’s Equity Plan, to acquire 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and which will vest in its entirety on the 3rd anniversary of the grant date in accordance with the terms of the Option Agreement. The stock option will be granted as soon as practicable after the Company receives its annual valuation in 2022 for the purpose of valuing shares of common stock pursuant to the Equity Plan.  Mr. Sheinker will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan when the Company attains the AFFO targets (as described in the LTEP) and as further adjusted in accordance with the procedures set forth in Appendix 1 to the LTEP. In addition, the President Employment Agreement provides that the Company will provide Mr. Sheinker with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $7 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The President Employment Agreement also contains the following termination terms and provisions:

•In the event that (i) Mr. Sheinker terminates his employment with the Company without good reason or (ii) the Company terminates Mr. Sheinker’s employment for cause, the Company’s obligations under the agreement will be reduced to paying the Accrued Obligations, and

•In the event that (i) Mr. Sheinker terminates his employment with the Company for good reason, or (ii) the Company terminates Mr. Sheinker during his employment term without cause, (iii) Mr. Sheinker terminates his employment with the Company during the 90-day period following a change of control of the Company, or (iv) the Company elects not to renew the President Employment Agreement after the expiration of the initial or renewal term, then in each case, the Company’s termination obligations will include the payment of the Accrued Obligations, severance payments (the amount of which depends on the circumstances of his departure), accelerated vesting of unvested equity bonus and COBRA payments equal to the lesser of the remainder of the term or the maximum period of COBRA continuation coverage applicable to the Chief Operating Officer.

The severance payments referenced above will be calculated as follows: (a) if Mr. Sheinker terminates his employment for good reason or if the Company terminates Mr. Sheinker during his employment without cause, the Company will pay him (x) three years of his then current salary, plus a lump sum in an amount equal to three (3) times the greatest amount of the Sheinker Cash Bonus and Sheinker Equity Bonus that Mr. Sheinker earned in any one year during the shorter of (y) the three-year period prior to notice of termination or any period during the President Employment Agreement.

Further, if Mr. Sheinker’s employment was terminated pursuant to clause (iv) above at the end of his initial employment term (the “Sheinker Initial Term”) and provided the Company achieves the applicable Bonus Criteria, on an aggregate basis for each specified criterion during the Sheinker Initial Term, as of the end of the 2026 fiscal year, then his severance payment would be equal to 1x his then base salary, plus 1x his Sheinker Cash Bonus and Sheinker Equity Bonus (assuming achievement of the Bonus Criteria at target), in addition to the Sheinker Cash Bonus and Sheinker Equity Bonus payments previously described as owed for the 2026 fiscal year; provided further, that if the Company fails to achieve the Bonus Criteria, on an aggregate basis for each specified criteria during the Sheinker Initial Term, as of the end of the 2026 fiscal year, then no payments in this paragraph shall be payable to Mr. Sheinker.

To the extent his employment was terminated pursuant to clause (iv) above at the end of his renewal employment term, then his severance payment would be equal to his then base salary he would have earned during the renewal term and the Sheinker Cash Bonus and Sheinker Equity Bonus (assuming achievement of the Bonus Criteria for such renewal term) he could have earned during the remainder of such renewal term, in addition to the Sheinker Cash Bonus and Sheinker Equity Bonus payments previously described as owed for the fiscal year. The President Employment Agreement also contains certain confidentiality, non-solicitation/non-competition and other provisions customary for agreements of this nature.

2021 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 20, 2021, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2020 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $450,000 cash bonus and a $200,000 restricted stock bonus under the 2017 Plan.  The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2020 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s bonuses since the performance benchmarks were exceeded.  The Compensation Committee approved increasing the cash bonus award by $400,000 each, for a total cash bonus of $850,000 to each of Messrs. P. Cooper and L. Sheinker and approved increasing the restricted stock bonus by $450,000 each, for a total equity bonus of $650,000 to each of Messrs. P. Cooper and L. Sheinker.

Long-Term Equity Plan

     On November 2, 2021, the Board approved the LTEP, which memorializes the terms and conditions of long term equity incentive awards that can be earned by the Company’s Chief Executive Officer and President (collectively, the “Executives”) pursuant to the CEO employment Agreement and President Employment Agreement.  The LTEP provides that each Executive will be entitled to receive long term equity incentive awards in the form of restricted stock under the Equity Plan equal to $2 million for each fiscal year in which the Company attains AFFO benchmarks of $1.50, $2.00, $2.50, $3.00 and $3.50 per share (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular AFFO target is sustainable).  Once an AFFO target is met for a fiscal year, attainment of the same target in subsequent fiscal years shall not result in an additional award under the LTEP.

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

2021 Bonuses Paid Under the S. Blau Employment Letter

On May 20, 2021, the Compensation Committee discussed the performance of Mr. Blau and the Company’s profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to entitle the executive to a $225,000 cash bonus and a $175,000 restricted stock bonus under the 2017 Plan.

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2021:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
John Leahy	52,875	44,994	—	—	—	97,869
Stanley Perla	58,000	44,994	—	—	—	102,994
Donald Schaeffer	57,125	44,994	—	—	—	102,119
Douglas Cooper	47,750	44,994	—	—	—	92,744
David Jang	49,500	44,994	—	—	—	94,494
Brandon Konigsberg	51,125	44,994	—	—	—	96,119

Our non-officer Directors received the following forms of compensation for 2021:

•

Annual Retainer. Our Directors previously received an annual retainer of $35,000 effective July 1, 2019. Each independent director who served as chairman of the Audit Committee was paid an additional fee of $5,000 per year and each independent director who served as chairman of the Compensation Committee was paid an additional fee of $3,000 per year. Effective July 1, 2021, Directors receive an annual retainer of $65,000. Each independent director who serves on the Audit Committee receives $7,500 per year and each independent director who serves as chairman of the Audit Committee is paid an additional fee of $7,500 per year. Each independent director who serves on the Compensation Committee receives $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $5,000 per year.

•

Meeting Fees. Our Directors previously received $1,000 for each Board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone. Effective July 1, 2021, Directors no longer receive meeting fees.

•

Equity Compensation. Upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director previously received $35,000 in shares of restricted stock at fair market value on the date of grant. Effective July 1, 2021, each director receives $45,000 in shares of restricted stock at fair market value on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2021, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2021.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(6)
Paul Cooper (1)	429,114	3.2%
Louis Sheinker (2)	320,864	2.4%
Douglas Cooper (3)	211,630	1.6%
Stuart Blau (5)	28,857	*
John Leahy (4)	28,509	*
Donald Schaeffer (4)	28,509	*
Stanley Perla (4)	24,491	*
David Jang (5)	12,343	*
Brandon Konigsberg (5)	6,536	*
All Executive Officers and Directors as a Group	1,090,853	8.1%

*	Represents less than 1.0% of the Company’s outstanding common stock.
(1)

Includes options to purchase 100,000 shares which may be purchased under the Company’s 2007 Incentive Award Plan (the “2007 Plan”) and 136,140 restricted shares granted under the 2007 Plan and the Company’s 2017 Incentive Award Plan (the “2017 Plan”). Also includes 192,974 shares held by the Paul Cooper 2020 Dynasty Trust.

(2)

Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 136,140 restricted shares granted under the 2007 Plan and the 2017 Plan. Also includes 84,724 shares held by the Louis Sheinker 2020 Dynasty Trust.

(3)	Includes 74,695 restricted shares granted under the 2007 Plan and 12,557 restricted shares granted under the 2017 Plan.
(4)	Restricted shares granted under the 2007 Plan and the 2017 Plan.
(5)	Restricted shares granted under the 2017 Plan.
(6)	Based on 13,333,335 shares of common stock outstanding as of December 31, 2021.

Equity Compensation Plan Information

On June 11, 2007, the Board approved the Company’s 2007 Plan with the effective date of the Plan of June 11, 2007, which was then approved by our stockholders on February 7, 2008. The aggregate number of shares of common stock which may have been awarded under the 2007 Plan was 1,000,000 shares. These shares were registered on the Registration Statement on Form S-8 filed with the SEC on September 23, 2010. The 2007 Plan expired by its terms on June 11, 2017.  The 2017 Plan was adopted by the

Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. These shares were registered on the Registration Statement on Form S-8 filed with the SEC on June 12, 2017. See Part III, Item 11 and Note 6. “Stockholders’ Equity” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the 2007 Plan and the 2017 Plan.

The following information is provided as of December 31, 2021, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	200,000	$10.40	879,618	—
Equity compensation plans approved by security holders (2)	—	—	373,674	1,626,326
Equity compensation plans not approved by security holders	—	—	—	—
Total	200,000	$10.40	1,253,292	1,626,326

(1)	This equity compensation is under the 2007 Plan.
(2)	This equity compensation is under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Paul Cooper, our Chairman and Chief Executive Officer, and Louis Sheinker, our President, Chief Operating Officer and Secretary, each hold minority ownership interests in a real estate brokerage firm in which they do not engage in management activities, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the additional lease modification value of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the additional lease modification value of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the additional future lease payments of approximately $4,500,000. In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on future lease payments of approximately $21,000,000.

Additionally, Lighthouse Sixty, LP, owner of the building at 60 Hempstead Avenue, West Hempstead, NY, and of which Paul Cooper and Louis Sheinker are managing members of the general partner, had a lease agreement with the Company which expired in 2020 for office and storage space. The Company continued to occupy the space on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company moved its offices to a new location in October, 2021 pursuant to a lease with a third party.

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

Director Independence

Our Board of Directors currently consists of eight members. As of March 15, 2022, six of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. With respect to Mr. Douglas Cooper’s independence, the Board considered that he previously served as an executive officer of the Company over seven years ago, that a law firm in which he was a partner previously served as counsel to the Company over eight years ago and that his cousin currently serves as the CEO of the Company. The Board determined that Mr. Douglas Cooper qualified as an independent director given the number of years that have passed since he has served as an executive officer and the law firm in which he was a partner served as legal counsel to the Company and the fact that the Board did not believe that cousin relationship with the CEO would interfere with his exercise of independent judgment in carrying out his responsibilities as a director. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 20, 2021, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2021 Annual Report.

The following table presents aggregate fees billed for each of the years ended December 31, 2021 and 2020 for professional services rendered by BDO USA, LLP in the following categories:

	2021	2020
Audit fees	$440,970	$427,920
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—
Total	$440,970	$427,920

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice.  In 2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for the years ended December 31, 2021 and December 31, 2020 were $56,000 and $56,000, respectively.

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

10.50

First Amended and Restated Credit Agreement, dated October 22, 2021, by and among GTJ Realty, LP, KeyBank National Association, the other lending institutions party thereto, and KeyBanc Capital Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.51

Second Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between the Company and Paul Cooper (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.52

Second Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between the Company and Louis Sheinker (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.53	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.54	First Amendment to GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.55	Form of Stock Option Agreement under the 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
10.56	GTJ REIT, Inc. Long-Term Equity Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.57

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

Exhibit Number	Exhibit
10.58

Loan Agreement, dated December 20, 2017, by and among the Company, certain subsidiaries and/or affiliates of the Company, United States Life Insurance Company, and other lending institutions party thereto (Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.59

Promissory Note, dated December 20, 2017, made by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.60

Environmental Indemnity Agreement, dated December 20, 2017, executed by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.61

Guaranty Agreement, dated December 20, 2017, executed by the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.62

Loan Agreement, dated March 21, 2018, by and among certain subsidiaries of the Company and The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.63

Consolidated, Amended and Restated Promissory Note, dated March 21, 2018, made by certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.64

Environmental Indemnity Agreement, dated March 21, 2018, executed by the Company and certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.65

Guaranty Agreement, dated March 21, 2018, executed by the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.66

Loan Agreement, dated March 24, 2020, by and among Transamerica Life Insurance Company, WU/LH 466 Bridgeport L.L.C., and GWL 20 East Halsey LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.67

Secured Promissory Note, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.68

Secured Promissory Note, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.69

Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.70

Mortgage, Security Agreement and Fixture Filing, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.71

Guarantee (Right Choice Lease) by the Company in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.72

Guarantee (John Guest Lease) by the Company in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.73

Environmental Indemnity Agreement, dated March 24, 2020, by the Company and WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

Exhibit Number	Exhibit
10.74

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

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2021
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	E	3,416	9,972	375	3,416	10,348	13,764	2,638	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	B	3,237	572	—	3,237	572	3,809	129	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	B	3,008	7,097	—	3,008	7,097	10,105	1,644	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	E	2,275	7,822	387	2,275	8,209	10,484	2,006	1996	1/17/2013
36 Midland Ave, Port Chester, NY	B	2,428	6,409	391	2,428	6,800	9,228	1,717	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	B	5,390	16,463	840	5,390	17,303	22,693	3,966	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	B	827	1,916	—	827	1,916	2,743	474	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	B	948	2,265	—	948	2,265	3,213	554	1986	1/17/2013
8 Slater Street, Port Chester, NY	B	1,997	4,640	(39)	1,997	4,601	6,598	1,285	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	B	8,907	117	4,294	8,907	4,411	13,318	3,873	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	B	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	B	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	B	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	B	38,210	937	2,343	38,210	3,280	41,490	3,221	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	B	14,506	323	1,168	14,637	1,360	15,997	1,165	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	A	26,678	98	557	26,678	655	27,333	143	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	D	3,304	6,469	—	3,304	6,469	9,773	2,444	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	D	4,751	27,906	—	4,751	27,906	32,657	3,752	2017	8/31/2017
625 Wortman Ave, Brooklyn, NY		9,032	4,610	25	9,032	4,635	13,667	38	1966	10/26/2021
Retail:
112 Midland Ave, Port Chester, NY	B	786	422	—	786	422	1,208	126	1980	3/26/2007
Total NY:		153,234	102,648	13,295	153,365	115,813	269,178	36,739
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	B	2,275	12,538	832	2,275	13,370	15,645	3,265	1986	1/17/2013
200 American Road, Morris Plains, NJ	B	725	5,361	50	725	5,411	6,136	1,289	2004	1/17/2013
300 American Road, Morris Plains, NJ	E	1,466	6,628	600	1,466	7,228	8,694	1,652	1987	1/17/2013
400 American Road, Morris Plains, NJ	B	1,724	9,808	489	1,724	10,297	12,021	2,629	1990	1/17/2013
500 American Road, Morris Plains, NJ	E	1,711	8,111	42	1,711	8,153	9,864	1,982	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ	F	1,898	1,402	5,830	1,898	7,232	9,130	1,511	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	C	790	1,937	289	790	2,226	3,016	500	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	C	1,780	8,999	180	1,780	9,179	10,959	1,714	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	C	6,187	18,855	95	6,187	18,950	25,137	3,762	2004	3/13/2015
4 Corporate Place, Piscataway, NJ	C	2,145	1,744	144	2,145	1,888	4,033	513	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	C	2,666	4,381	55	2,666	4,436	7,102	1,109	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	D	1,176	5,357	—	1,176	5,357	6,533	1,204	1966	7/27/2017
Office/Data Center:
25 Corporate Place, Piscataway, NJ	C	2,269	8,343	—	2,269	8,343	10,612	1,760	1985	3/13/2015
Total NJ:		26,812	93,464	8,606	26,812	102,070	128,882	22,890
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT	F	833	867	3,235	833	4,102	4,935	1,431	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	B	2,660	4,807	250	4,156	5,057	9,213	1,711	1973	1/17/2013

15 Progress Drive, Shelton, CT		984	3,411	308	984	3,719	4,703	960	1980	1/17/2013
33 Platt Road, Shelton, CT	B	3,196	5,402	—	3,196	5,402	8,598	2,464	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	B	1,551	3,524	48	1,551	3,572	5,123	876	1946	1/17/2013
12 Cascade Blvd, Orange, CT	B	1,688	3,742	2	1,688	3,744	5,432	864	1987	1/17/2013
15 Executive Blvd., Orange, CT	B	1,974	5,357	1,027	1,974	6,384	8,358	2,042	1983	1/17/2013
25 Executive Blvd., Orange, CT	B	438	1,481	59	438	1,540	1,978	349	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	B	1,462	2,915	575	1,462	3,490	4,952	1,071	1989	1/17/2013
269 Lambert Rd, Orange, CT	B	1,666	3,516	230	1,666	3,746	5,412	1,172	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT		1,572	11,797	507	1,572	12,304	13,876	3,470	2003	4/8/2014
120 Old County Circle, Windsor Locks, CT		200	—	5,955	200	5,955	6,155	654	2018	4/8/2014
4 Meadow Street, Norwalk, CT	B	856	3,034	541	856	3,575	4,431	971	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	B	2,456	8,658	415	2,456	9,073	11,529	2,182	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	B	1,080	8,909	(3,879)	1,080	5,030	6,110	232	2020	1/17/2013
Total CT:		22,616	67,420	9,273	24,112	76,693	100,805	20,449
Delaware
Industrial:
300 McIntire Drive, Newark, DE	D	2,488	13,033	403	2,488	13,436	15,924	4,112	1999	6/1/2016
Total DE:		2,488	13,033	403	2,488	13,436	15,924	4,112
Grand Total:		205,150	276,565	31,577	206,777	308,012	514,789	84,190

(1) Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.

	2021	2020
Balance at beginning of year	$499,686	$497,808
Property acquisitions	13,642	-
Improvements	1,966	1,878
Adjustment for assets written off	(505)	-
Balance at end of year	$514,789	$499,686

	2021	2020
Balance at beginning of year	$74,569	$64,950
Depreciation for year	9,756	9,619
Adjustment for assets written off	(135)	-
Balance at end of year	$84,190	$74,569

Lender	Principal Outstanding
A—People’s United Bank	$15,442
B—American International Group	233,100
C—Allstate Corporation	36,435
D—United States Life Insurance Company	39,000
E—United States Life Insurance Company	33,000
F—Transamerica Life Insurance Company	8,400
Total	$365,377

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 25, 2022	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2022

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 25, 2022

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2022

/s/ Douglas A. Cooper Douglas A. Cooper	Director	March 25, 2022

/s/ David Jang David Jang	Director	March 25, 2022

/s/ Brandon Konigsberg Brandon Konigsberg	Director	March 25, 2022

/s/ John J. Leahy John J. Leahy	Director	March 25, 2022

/s/ Stanley R. Perla Stanley R. Perla	Director	March 25, 2022

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 25, 2022