Form 10-Q
period 2022-03-31
GTJ REIT, INC.
filed 2022-05-06
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,333,335 shares of common stock as of May 3, 2022.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$206,777	$206,777
Buildings and improvements	310,936	308,012
Total real estate, at cost	517,713	514,789
Less: accumulated depreciation and amortization	(86,635)	(84,190)
Net real estate held for investment	431,078	430,599
Cash and cash equivalents	31,177	27,623
Restricted cash	1,322	1,047
Rental income in excess of amount billed	15,854	15,930
Acquired lease intangible assets, net	5,770	6,138
Investment in unconsolidated affiliate	3,752	3,761
Right-of-use asset - operating lease, net	3,006	3,042
Other assets	16,564	16,257
Total assets	$508,523	$504,397
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,632	$361,687
Term loan payable, net	49,630	49,601
Accounts payable and accrued expenses	6,165	3,977
Dividends payable	5,600	1,333
Acquired lease intangible liabilities, net	2,344	2,524
Right-of-use liability - operating lease	3,136	3,134
Other liabilities	9,181	5,937
Total liabilities	437,688	428,193
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,333,335 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	155,358	155,192
Distributions in excess of net income	(116,425)	(112,897)
Total stockholders’ equity	38,934	42,296
Noncontrolling interest	31,901	33,908
Total equity	70,835	76,204
Total liabilities and equity	$508,523	$504,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2022	2021
Revenues:
Rental income	$16,123	$15,568
Total revenues	16,123	15,568
Operating Expenses:
Property operating expenses	3,763	3,642
General and administrative	2,229	1,793
Depreciation and amortization	3,230	3,308
Total operating expenses	9,222	8,743
Operating income	6,901	6,825
Interest expense	(4,287)	(4,291)
Equity in earnings of unconsolidated affiliate	41	31
Other income	480	7
Net income	3,135	2,572
Less: Net income attributable to noncontrolling interest	1,063	845
Net income attributable to common stockholders	$2,072	$1,727
Net income per common share attributable to common stockholders - basic earnings per share	$0.16	$0.13
Net income per common share attributable to common stockholders - diluted earnings per share	$0.15	$0.13
Weighted average common shares outstanding – basic	13,333,335	13,627,220
Weighted average common shares outstanding – diluted	13,418,734	13,653,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2022	$—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204
Common stock dividends	—	—	—	—	(5,600)	(5,600)	—	(5,600)
Stock-based compensation	—	—	—	166	—	166	—	166
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,070)	(3,070)
Net income	—	—	—	—	2,072	2,072	1,063	3,135
Balance at March 31, 2022	$—	13,333,335	$1	$155,358	$(116,425)	$38,934	$31,901	$70,835

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2021	$—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297
Common stock dividends	—	—	—	—	(4,087)	(4,087)	—	(4,087)
Stock-based compensation	—	—	—	107	—	107	—	107
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,170)	(2,170)
Net income	—	—	—	—	1,727	1,727	845	2,572
Balance at March 31, 2021	$—	13,627,220	$1	$161,199	$(113,489)	$47,711	$33,008	$80,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited, amounts in thousands)

	Three Months Ended,
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,135	$2,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,466	2,480
Amortization of intangibles and deferred charges	966	1,131
Stock-based compensation	166	107
(Income) from insurance recovery of a portion of property related to casualty loss	(333)	—
Non-cash lease expense	37	—
Rental income in excess of amount billed	71	(492)
Distributions from unconsolidated affiliate	41	31
(Income) from equity investment in unconsolidated affiliate	(41)	(31)
Changes in operating assets and liabilities:
Other assets	(1,153)	(2,973)
Accounts payable and accrued expenses	1,611	(182)
Other liabilities	627	105
Net cash provided by operating activities	7,593	2,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(2,346)	(328)
Return of capital from unconsolidated affiliate	9	69
Proceeds of insurance recovery of a portion of property related to casualty loss	642	—
Net cash used in investing activities	(1,695)	(259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(287)	(189)
Cash distributions to noncontrolling interests	(449)	(723)
Cash dividends paid	(1,333)	(1,363)
Net cash used in financing activities	(2,069)	(2,275)
Net increase in cash and cash equivalents	3,829	214
Cash and cash equivalents including restricted cash of $1,047 and $1,662, respectively, at the beginning of period	28,670	43,917
Cash and cash equivalents including restricted cash of $1,322 and $1,948, respectively, at the end of period	$32,499	$44,131
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,002	$4,045
Non-cash expenditures for real estate	$933	$—
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$3,136	$—
Cash paid for income taxes	$—	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 26, 2006, under the Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 35.41% due to the redemption of certain shares of GTJ REIT common stock. As a result of this acquisition, the Company’s then existing seven properties and the subsequent acquisition of eighteen properties and the sale of one property from 2014 through 2021, the Company currently owns a 64.59% interest in a total of 49 properties consisting of approximately 5.9 million square feet (unaudited) of primarily industrial properties on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. At March 31, 2022, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.9 million shares of the Company’s common stock and approximately 5.4 million shares of the Company’s Series B preferred stock.

As of March 31, 2022, the Operating Partnership owned and operated 49 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey.

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within New York, New Jersey, Connecticut, Delaware and elsewhere to institute quarantines, “shelter in place” rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. Although many of these restrictions have been lifted, the Company cannot predict whether and to what extent restrictions will be reinstated, whether additional restrictions will be implemented or when restrictions currently in place will expire, in particular due to the impact of variants of COVID-19. The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations.

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the three months ended March 31, 2022.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues. The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged pandemic could have a material adverse impact on the financial results and business operations of the Company.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of March 31, 2022. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2021, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 25, 2022.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of March 31, 2022 and December 31, 2021.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.1 million for the three months ended March 31, 2022 and a net decrease of less than $0.1 million for the three months ended March 31, 2021.

As of March 31, 2022, above-market and in-place leases of approximately $0.3 million and $5.5 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2021, above-market and in-place leases of approximately $0.3 million and $5.8 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2022, and December 31, 2021, approximately $2.3 million and $2.5 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2022, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2022 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2022	$464	$965
2023	635	1,189
2024	498	904
2025	147	733
2026	71	603
2027	88	368
Thereafter	170	738
	$2,073	$5,500

Investment in Unconsolidated Affiliate:

The Company has an investment in an entity that is accounted for under the equity method of accounting. The equity method of accounting is used when an investor has influence, but not control, over the investee. The Company records its share of the profits and losses of the investee in the period when theses profits and losses are also reflected in the accounts of the investee.

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for the three months ended March 31, 2022 and 2021, respectively.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of March 31, 2022 were $17.2 million and $9.7 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2022 were $0.4 million and $0.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2021 were $17.4 million and $9.8 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2021 were $0.4 million and $0.3 million, respectively.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at March 31, 2022 or December 31, 2021.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the statement of operations Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums.

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

Tenant receivables at March 31, 2022 and December 31, 2021 were $1.3 million and $1.4 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of March 31, 2022, under operating leases for the remainder of 2022, the next five years, and thereafter are as follows (in thousands):

Remainder of 2022	$38,414
2023	48,106
2024	42,069
2025	40,190
2026	38,462
2027	20,922
Thereafter	43,712
Total	$271,875

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

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company was a party to an office lease which expired on December 31, 2020 and continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to approximately $3,800,000 as of both March 31, 2022 and December 31, 2021. The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3,104,000 as of October 1, 2021, the effective date of the lease. The balance of the right-of-use asset as of March 31, 2022 is approximately $3,006,000.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2022, the next five years, and thereafter (in thousands):

Remainder of 2022	$250
2023	342
2024	353
2025	363
2026	374
2027	385
Thereafter	1,696
Total future minimum lease payments	3,763
Less imputed interest	627
Total right-of-use liability - operating lease	$3,136

The following table presents additional disclosures regarding the Company’s office leases for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Operating lease costs	$56	$81
Variable lease costs	6	—
Total lease costs	$62	$81

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of March 31, 2022, and December 31, 2021, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2022, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the three months ended March 31, 2022, rental income of $2.4 million derived from five leases with the City of New York represented 15% of the Company’s rental income.

For the three months ended March 31, 2022, rental income of $2.2 million derived from four leases with Federal Express represented 14% of the Company’s rental income.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 is effective as of March 12, 2020. The Company had no transactions to which the ASU was applied since adoption and the adoption of ASU 2020-04 had no material impact on the Company’s consolidated financial statements.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2022	December 31, 2021	Maturity
People’s United Bank	4.18%	15,352	15,442	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	36,238	36,435	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,980	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,420	2,420	4/1/2030
	Subtotal	365,090	365,377
	Unamortized loan costs	(3,458)	(3,690)
	Total	$361,632	$361,687

People’s United Bank Loan Agreement:

In connection with the acquisition in 2014 of an 84,000 square foot parking lot in Long Island City, Queens, NY, a wholly owned subsidiary of the Operating Partnership entered into a mortgage loan agreement with People’s United Bank in the aggregate amount of $15.5 million.  The loan has a ten-year term and bears interest at 4.18%. Payments for the first seven years were interest only. Payments over the remaining three years of the term are based on a 25-year amortization schedule, with a balloon payment of $14.4 million due at maturity.

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of March 31, 2022, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2022, the next five years and thereafter are as follows (in thousands):

Remainder of 2022	$1,011
2023	1,792
2024	16,374
2025	267,878
2026	868
2027	903
Thereafter	76,264
Total	$365,090

4. SECURED REVOLVING CREDIT FACILITY & TERM LOAN PAYABLE:

Key Bank Loan Agreement:

On December 2, 2015, the Operating Partnership entered into a Credit Agreement (the “Key Bank Credit Agreement”) with Keybank National Association and Keybanc Capital Markets Inc., as lead arranger (collectively, “Key Bank”). The Key Bank Credit Agreement contemplated a $50.0 million revolving line of credit facility, with an initial term of two years, with a one-year extension option, subject to certain other customary conditions. Through the exercise of additional extension options, the Operating Partnership extended the maturity date of the secured revolving credit facility through June 30, 2022.

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

Outstanding borrowings under the Term Loan were $50.0 million as of March 31, 2022 and December 31, 2021, and are a LIBOR rate borrowing. The interest rate on the Term Loan as of March 31, 2022 was 2.52%. Unamortized loan costs for the Term Loan were $0.4 million as of March 31, 2022 and December 31, 2021, and are included in term loan payable, net in the accompanying consolidated balance sheet.

There were no outstanding borrowings under the Revolver with Key Bank as of March 31, 2022 and December 31, 2021. Unamortized loan costs for the Revolver for both March 31, 2022 and December 31, 2021 were $0.1 million and are included in other assets in the accompanying consolidated balance sheets.

Amortization of loan costs with Key Bank for both March 31, 2022 and March 31, 2021 were less than $0.1 million, and is included in interest expense in the accompanying consolidated statements of operations.

As of March 31, 2022, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2022, or December 31, 2021.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2022, and December 31, 2021, the Company had a total of 13,333,335 shares of common stock issued and outstanding.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2022:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.32	(1)
March 15, 2022	March 31, 2022	April 18, 2022	$0.10

(1)	This represents a 2021 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of March 31, 2022, the Company had 1,626,326 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the three months ended March 31, 2022 and March 31, 2021, there was no stock compensation expense relating to these stock options as these options have fully vested.

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

The Board of Directors has determined the value of a share of common stock at December 31, 2021 to be $18.15 based on a valuation completed with the assistance of an independent third party for purposes of valuing shares of the Company’s stock pursuant to the 2017 Plan.

For the three months ended March 31, 2022 and 2021, the Company’s total stock compensation expense was approximately $166,000 and $107,000, respectively. As of March 31, 2022, there was approximately $1,685,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

As of March 31, 2022, there were 200,000 stock options that are outstanding, all of which are exercisable, and 816,461 shares of restricted stock have been issued, of which 676,197 are vested and 140,264 are non-vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2021	154,130	$12.01
Vested	(13,866)	$12.01
Non-vested shares outstanding as of March 31, 2022	140,264	$12.01

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of March 31, 2022:

Number of Shares
Remainder of 2022	33,002
2023	33,917
2024	25,330
2025	18,554
2026	13,050
2027	8,546
Thereafter	7,865
Total Non-vested Shares	140,264

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 85,399 and 25,849 common share equivalents in the three months ended March 31, 2022 and 2021, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income attributable to common stockholders	$2,072	$1,727
Denominator:
Weighted average common shares outstanding – basic	13,333,335	13,627,220
Weighted average common shares outstanding – diluted	13,418,734	13,653,069
Basic and Diluted Per Share Information:
Net income per share – basic	$0.16	$0.13
Net income per share – diluted	$0.15	$0.13

7. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold minority ownership interests in a real estate brokerage firm in which they do not engage in management activities, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the aggregate contractual rents of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet

(unaudited) which resulted in approximately $40,000 of brokerage commissions on the aggregate contractual rents of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the aggregate contractual rents of approximately $4,500,000. In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on the aggregate contractual rents of approximately $21,000,000.

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of March 31, 2022, and December 31, 2021, the present value of this obligation was approximately $0.8 million and $0.9 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. Future contractual payments relating to the pension withdrawal liability are as follows:

Remainder of 2022	$74
2023	97
2024	97
2025	97
2026	97
2027	97
Thereafter	406
Total future payments	965
Less imputed interest	130
Total pension withdrawal liability	$835

Environmental Matters:

As of March 31, 2022, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, restricted cash, rent and other receivables, dividends payable, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable, term loan payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The carrying values of term loan payable and mortgage notes payable are stated at their principal balances below.

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$31,177	$31,177	$27,623	$27,623
Restricted cash	1,322	1,322	1,047	1,047
Rent and other receivables	2,557	2,557	2,929	2,929
Financial liabilities:
Dividends payable	5,600	5,600	1,333	1,333
Accounts payable and accrued expenses	6,165	6,165	3,977	3,977
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	365,090	359,136	365,377	376,322
Pension withdrawal liability	836	857	854	911

10. SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2022 through the date the financial statements were issued. There were no subsequent events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2021 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2022, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. As of March 31, 2022, our properties were 96% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2021, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2022, there were no material changes to these policies.

Recent Developments:

Impact of COVID-19:

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within New York, New Jersey, Connecticut, Delaware and elsewhere to institute quarantines, “shelter in place” rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. Although many of the restrictions have been lifted, the Company cannot predict whether and to what extent restrictions will be reinstated, whether additional restrictions will be implemented or when restrictions currently in place will expire, in particular due to the impact of variants of COVID-19. We continue to monitor our operations and government recommendations and have made modifications to our normal operations.

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures.  To bolster liquidity, during 2020, we increased our cash and cash equivalents by drawing down $10.0 million under the revolving credit facility with Key Bank and completing a secured financing transaction for $8.4 million. We took these proactive steps to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

The effects of the COVID-19 pandemic did not significantly impact our results of operations, financial condition and cash flows for the three months ended March 31, 2022.  However, the COVID-19 pandemic may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. Tenants that were granted rent relief requests are in compliance with their rent deferral agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of March 31, 2022.

The comparability of the Company’s results of operations for the three months ended March 31, 2022 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	November 30, 2017	$999,997
	2017	$14.36	$12.92	77,399	May 31, 2018	$999,995
	2018	$15.09	$13.58	73,637	May 31, 2019	$999,990
(1)	2019	$15.54	$13.99	-	-	$-
	2020	$17.52	$15.77	63,411	November 30, 2021	$999,991
(1)

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

 On March 22, 2022, the Company received its annual valuation as of December 31, 2021.  On March 23, 2022, our Board of Directors approved an estimated per share NAV of our common stock of $22.25 based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership) calculated as of December 31, 2021.The annual valuation resulted in an adjustment to the redemption price under the Program from $15.77 to $20.03 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 24, 2022, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $20.03 per share will be effective for the semi-annual period running from December 1, 2021 to May 31, 2022 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

Financial Condition and Results of Operations:

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2022	2021	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$16,123	$15,568	$555	4%
Total revenues	16,123	15,568	555	4%
Operating Expenses:
Property operating expenses	3,763	3,642	121	3%
General and administrative	2,229	1,793	436	24%
Depreciation and amortization	3,230	3,308	(78)	(2%)
Total operating expenses	9,222	8,743	479	5%
Operating income	6,901	6,825	76	1%
Interest expense	(4,287)	(4,291)	(4)	(0%)
Equity in earnings of unconsolidated affiliate	41	31	10	32%
Other income	480	7	473	7093%
Net income	3,135	2,572	563	22%
Less: Net income attributable to noncontrolling interest	1,063	845	218	26%
Net income attributable to common stockholders	$2,072	$1,727	$345	20%

Revenues

Total revenues increased approximately $0.5 million, or 4%, to $16.1 million for the three months ended March 31, 2022 from $15.6 million for the three months ended March 31, 2021. The increase is primarily due to increased rental income attributable to higher rental rates in the first quarter of 2022 compared to the first quarter of 2021.

Operating Expenses

Operating expenses of $9.2 million for the three months ended March 31, 2022 increased $0.5 million, or 5%, from $8.7 million for the three months ended March 31, 2021 primarily due to increased general and administrative expenses. The increase in   general and administrative expenses is primarily attributable to higher stock compensation expense, directors’ fees and compensation expense in the first quarter of 2022 compared to the first quarter of 2021.

Interest Expense

Interest expense of $4.3 million was largely unchanged for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Other Income

Other income of $0.5 million for the three months ended March 31, 2022 was primarily attributable to insurance proceeds for the recovery of lost rents and the write-off of a portion of a property due to a weather-related casualty loss in 2021.

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

On December 2, 2015, the Company (through its Operating Partnership) entered into the Key Bank Credit Agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option, subject to certain other customary conditions. The Company, through the extension option and various amendments to the Key Bank Credit Agreement, extended the maturity date of the revolving credit facility to June 30, 2022.

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto. The Amended and Restated Credit Agreement provides for a $60 million senior secured credit facility consisting of (i) a $10 million revolving line of credit facility, with an initial term of three years and two one-year extension options and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option, which was funded in a single advance on October 22, 2021. Up to $10 million of the total commitments under the credit facility will be available for the issuance of letters of credit and swing line loans.

So long as no default or event of default has occurred and is continuing, the Operating Partnership shall have the right, from time to time, to request an increase in the size of the term loan, request an additional incremental term loan facility, or increase commitments under the revolving line of credit facility, collectively in an aggregate amount that would not cause the Credit Facility to exceed $125 million.

Our available liquidity at March 31, 2022 was approximately $41.2 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of March 31, 2022, the Company had no outstanding borrowings under the revolving line of credit facility.

Net Cash Flows:

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Operating Activities

Net cash provided by operating activities was $7.6 million for the three months ended March 31, 2022. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense, income from equity investment in unconsolidated affiliate and income from recovery of a portion of property related to casualty loss of $6.5 million, (ii) an increase in other liabilities of $0.6 million, (iii) an increase in accounts payable and accrued expenses of $1.6 million primarily due to unpaid lease incentives and leasing commissions, partially offset by (iv) an increase in other assets of approximately $1.1 million primarily due to increased lease incentives and deferred leasing costs. Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2021. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $5.8 million, (ii) an increase in other liabilities of $0.1 million, partially offset by (iii) an increase in other assets of $3.0 million primarily from increased rent receivables and deferred leasing costs and (iv) a decrease in accounts payable and accrued expenses of $0.2 million.

Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2022. Cash used in investing activities resulted from (i) property improvements of $2.3 million, partially offset by (ii) proceeds of insurance recovery for a portion of property related to casualty loss of $0.6 million. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2021. Cash used in investing activities resulted from (i) property improvements of $0.3 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.1 million.

Financing Activities

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2022.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.3 million, (ii) the payment of the Company’s fourth quarter 2021 dividend of $1.3 million and (iii) distributions to non-controlling interests of approximately $0.5 million.  Net cash used in financing activities was $2.3 million for the three months ended March 31, 2021.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.2 million, (ii) the payment of the Company’s fourth quarter 2020 dividend of $1.4 million and (iii) distributions to non-controlling interests of $0.7 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2022 and 2021 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2022	2021
Net income attributable to common stockholders	$2,072	$1,727
Add NAREIT defined adjustments
Real estate depreciation	1,613	1,651
Amortization of in-place leases and deferred leasing costs	499	546
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	4,184	3,924
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	42	(329)
Amortization of other intangible assets	(52)	35
Amortization of financing costs	183	164
Stock compensation expense	164	103
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$4,521	$3,897

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of March 31, 2022, the remaining liability of this obligation was approximately $0.8 million and is included in other liabilities on our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto which provides for a $60 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $10 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans or LIBOR rate loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) the applicable average LIBOR rate as shown in Reuters Screen LIBOR01 Page (or any successor service, or commercially available source providing such quotations); provided if the rate shown on Reuters Screen LIBOR01 Page (or any successor service) shall be less than zero, such rate shall be deemed to be zero, or (2) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, or (c) then applicable LIBOR for an interest period of one (1) month plus 1.00% per annum; provided that in no event shall the Base Rate be less than zero, and in each case of clauses (1) and (2), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of March 31, 2022, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended March 31, 2022. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 6, 2022	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2022	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)