Form 10-Q
period 2022-06-30
GTJ REIT, INC.
filed 2022-08-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,383,682 shares of common stock as of August 2, 2022.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$206,777	$206,777
Buildings and improvements	313,138	308,012
Total real estate, at cost	519,915	514,789
Less: accumulated depreciation and amortization	(89,095)	(84,190)
Net real estate held for investment	430,820	430,599
Cash and cash equivalents	18,192	27,623
Restricted cash	1,522	1,047
Rental income in excess of amount billed	15,810	15,930
Acquired lease intangible assets, net	5,410	6,138
Investment in unconsolidated affiliate	3,783	3,761
Right-of-use asset - operating lease, net	2,943	3,042
Other assets	19,562	16,257
Total assets	$498,042	$504,397
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$361,543	$361,687
Term loan payable, net	49,656	49,601
Accounts payable and accrued expenses	5,268	3,977
Dividends payable	1,338	1,333
Acquired lease intangible liabilities, net	2,163	2,524
Right-of-use liability - operating lease	3,082	3,134
Other liabilities	5,884	5,937
Total liabilities	428,934	428,193
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,383,682 and 13,333,335 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	154,984	155,192
Distributions in excess of net income	(117,272)	(112,897)
Total stockholders’ equity	37,713	42,296
Noncontrolling interest	31,395	33,908
Total equity	69,108	76,204
Total liabilities and equity	$498,042	$504,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$15,746	$15,571	$31,869	$31,139
Total revenues	15,746	15,571	31,869	31,139
Operating Expenses:
Property operating expenses	3,426	3,252	7,189	6,894
General and administrative	4,285	3,155	6,514	4,948
Depreciation and amortization	3,250	3,310	6,480	6,618
Total operating expenses	10,961	9,717	20,183	18,460
Operating income	4,785	5,854	11,686	12,679
Interest expense	(4,352)	(4,292)	(8,639)	(8,583)
Equity in earnings of unconsolidated affiliate	32	30	73	61
Other income	180	73	660	80
Net income	645	1,665	3,780	4,237
Less: Net income attributable to noncontrolling interest	153	535	1,216	1,380
Net income attributable to common stockholders	$492	$1,130	$2,564	$2,857
Net income per common share attributable to common stockholders - basic earnings per share	$0.04	$0.08	$0.19	$0.21
Net income per common share attributable to common stockholders - diluted earnings per share	$0.04	$0.08	$0.19	$0.21
Weighted average common shares outstanding – basic	13,341,662	13,661,058	13,333,335	13,644,233
Weighted average common shares outstanding – diluted	13,427,061	13,686,907	13,418,734	13,670,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2022	$—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204
Common stock dividends	—	—	—	—	(5,600)	(5,600)	—	(5,600)
Stock-based compensation	—	—	—	166	—	166	—	166
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,070)	(3,070)
Net income	—	—	—	—	2,072	2,072	1,063	3,135
Balance at March 31, 2022	$—	13,333,335	$1	$155,358	$(116,425)	$38,934	$31,901	$70,835
Common stock dividends	—	—	—	—	(1,339)	(1,339)	—	(1,339)
Repurchases - common stock	—	(49,925)	—	(1,000)	—	(1,000)	—	(1,000)
Stock-based compensation	—	100,272	—	703	—	703	—	703
Distributions to noncontrolling interest	—	—	—	—	—	—	(736)	(736)
Net income	—	—	—	—	492	492	153	645
Reallocation of equity	—	—	—	(77)	—	(77)	77	—
Balance at June 30, 2022	$—	13,383,682	$1	$154,984	$(117,272)	$37,713	$31,395	$69,108

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2021	$—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297
Common stock dividends	—	—	—	—	(4,087)	(4,087)	—	(4,087)
Stock-based compensation	—	—	—	107	—	107	—	107
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,170)	(2,170)
Net income	—	—	—	—	1,727	1,727	845	2,572
Balance at March 31, 2021	$—	13,627,220	$1	$161,199	$(113,489)	$47,711	$33,008	$80,719
Common stock dividends	—	—	—	—	(1,378)	(1,378)	—	(1,378)
Stock-based compensation	—	146,633	—	624	—	624	—	624
Distributions to noncontrolling interest	—	—	—	—	—	—	(731)	(731)
Net income	—	—	—	—	1,130	1,130	535	1,665
Balance at June 30, 2021	$—	13,773,853	$1	$161,823	$(113,737)	$48,087	$32,812	$80,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited, amounts in thousands)

	Six Months Ended,
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,780	$4,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,948	4,906
Amortization of intangibles and deferred charges	1,943	2,166
Stock-based compensation	869	731
(Income) from insurance recovery of a portion of property related to casualty loss	(358)	—
Non-cash lease expense	46	—
Rental income in excess of amount billed	112	(594)
Distributions from unconsolidated affiliate	50	61
(Income) from equity investment in unconsolidated affiliate	(72)	(61)
Changes in operating assets and liabilities:
Other assets	(199)	(1,928)
Accounts payable and accrued expenses	555	(487)
Other liabilities	(345)	(1,204)
Net cash provided by operating activities	11,329	7,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(4,390)	(839)
Return of capital from unconsolidated affiliate	—	139
Proceeds of insurance recovery of a portion of property related to casualty loss	667	—
Net cash used in investing activities	(3,723)	(700)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(608)	(380)
Cash distributions to noncontrolling interests	(3,506)	(2,893)
Cash dividends paid	(6,934)	(5,451)
Repurchases of common stock	(1,000)	—
Financing deposit and costs	(4,514)
Net cash used in financing activities	(16,562)	(8,724)
Net decrease in cash and cash equivalents	(8,956)	(1,597)
Cash and cash equivalents including restricted cash of $1,047 and $1,662, respectively, at the beginning of period	28,670	43,917
Cash and cash equivalents including restricted cash of $1,522 and $2,165, respectively, at the end of period	$19,714	$42,320
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,077	$8,094
Non-cash increase in investments in real estate	$1,091	$108
Right-of-use assets, operating leases obtained in exchange for operating lease liabilities	$3,082	$—
Cash paid for income taxes	$—	$90

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 35.50% due to the redemption of certain shares of GTJ REIT common stock. As a result of this acquisition, the Company’s then existing seven properties and the subsequent acquisition of eighteen properties and the sale of one property from 2014 through 2021, the Company currently owns a 64.50% interest in a total of 49 properties consisting of approximately 5.9 million square feet (unaudited) of primarily industrial properties on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey. At June 30, 2022, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.4 million shares of the Company’s Series B preferred stock.

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

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the six months ended June 30, 2022.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues. The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged pandemic could have a material adverse impact on the financial results and business operations of the Company.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of June 30, 2022. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of June 30, 2022 and December 31, 2021.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million and $0.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022, above-market and in-place leases of approximately $0.2 million and $5.2 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2021, above-market and in-place leases of approximately $0.3 million and $5.8 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2022, and December 31, 2021, approximately $2.1 million and $2.5 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2022, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2022 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2022	$314	$635
2023	635	1,189
2024	498	904
2025	147	733
2026	71	603
2027	88	368
Thereafter	170	738
	$1,923	$5,170

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for the six months ended June 30, 2022 and 2021, respectively.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of June 30, 2022 were $17.2 million and $9.6 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2022 were $0.8 million and $0.7 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2021 were $17.4 million and $9.8 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2021 were $0.8 million and $0.7 million, respectively.

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at June 30, 2022 or December 31, 2021.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, relating to the Company’s secured revolving credit facility, which are amortized over the terms of the respective debt agreements. As of June 30, 2022, deferred charges also includes $4.5 million, consisting of a financing deposit and costs, associated with a pending mortgage application. These deferred charges are included in other assets on the consolidated balance sheets.  If leases or loans are terminated, the unamortized charges are expensed.

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

Tenant receivables at June 30, 2022 and December 31, 2021 were $0.5 million and $1.4 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2022, under operating leases for the remainder of 2022, the next five years, and thereafter are as follows (in thousands):

Remainder of 2022	$26,109
2023	50,233
2024	44,662
2025	42,869
2026	41,231
2027	23,268
Thereafter	47,195
Total	$275,567

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

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company was a party to an office lease which expired on December 31, 2020 and continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to approximately $3,700,000 and $3,800,000 as of June 30, 2022 and December 31, 2021, respectively. The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3,104,000 as of October 1, 2021, the effective date of the lease. The balance of the right-of-use asset-operating lease, net as of June 30, 2022 is approximately $2,943,000.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2022, the next five years, and thereafter (in thousands):

Remainder of 2022	$167
2023	342
2024	353
2025	363
2026	374
2027	385
Thereafter	1,696
Total future minimum lease payments	3,680
Less imputed interest	598
Total right-of-use liability - operating lease	$3,082

The following table presents additional disclosures regarding the Company’s office leases for the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Operating lease costs	$139	$162
Variable lease costs	8	—
Total lease costs	$147	$162

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of June 30, 2022, and December 31, 2021, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2022, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the six months ended June 30, 2022, rental income of $4.8 million derived from five leases with the City of New York represented 15% of the Company’s rental income.

For the six months ended June 30, 2022, rental income of $4.5 million derived from four leases with Federal Express represented 14% of the Company’s rental income.

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

.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2022	December 31, 2021	Maturity
People’s United Bank	4.18%	15,264	15,442	10/15/2024
American International Group	4.05%	233,100	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	36,040	36,435	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,955	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,410	2,420	4/1/2030
	Subtotal	364,769	365,377
	Unamortized loan costs	(3,226)	(3,690)
	Total	$361,543	$361,687

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

On August 5, 2022, a refinancing of the AIG Loan was completed (See Note 10 – Subsequent Events).

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of June 30, 2022, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2022, the next five years and thereafter are as follows (in thousands):

Remainder of 2022	$690
2023	1,792
2024	16,374
2025	267,878
2026	868
2027	903
Thereafter	76,264
Total	$364,769

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

Outstanding borrowings under the Term Loan were $50.0 million as of June 30, 2022 and December 31, 2021, and are a LIBOR rate borrowing. The interest rate on the Term Loan as of June 30, 2022 was 3.96%. Unamortized loan costs for the Term Loan were $0.3 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively, and are included in term loan payable, net in the accompanying consolidated balance sheet.

There were no outstanding borrowings under the Revolver with Key Bank as of June 30, 2022 and December 31, 2021. Unamortized loan costs for the Revolver for both June 30, 2022 and December 31, 2021 were $0.1 million and are included in other assets in the accompanying consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million and less than $0.1 million as of June 30, 2022 and December 31, 2021, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

As of June 30, 2022, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

On August 5, 2022, the Operating Partnership entered into an amendment to the Amended and Restated Credit Agreement (See Note 10 – Subsequent Events).

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2022, or December 31, 2021.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2022, and December 31, 2021, the Company had a total of 13,383,682 and 13,333,335 shares of common stock issued and outstanding, respectively.

On June 3, 2022, the Company purchased 49,925 shares of common stock pursuant to its share redemption program at a purchase price of $20.03 per share for a total consideration of approximately $1.0 million.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2022:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.32	(1)
March 15, 2022	March 31, 2022	April 18, 2022	$0.10
June 9, 2022	June 30, 2022	July 15, 2022	$0.10

(1)	This represents a 2021 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of June 30, 2022, the Company had 1,526,054 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the six months ended June 30, 2022 and June 30, 2021, there was no stock compensation expense relating to these stock options as these options have fully vested.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
June 4, 2020	72,834	$12.70	$925,000	9 Years	(2)
June 4, 2020	16,530	$12.70	$210,000	Immediately	(1)
June 10, 2021	123,947	$11.90	$1,475,000	9 Years	(2)
June 10, 2021	22,686	$11.90	$270,000	Immediately	(1)
June 9, 2022	85,398	$18.15	$1,550,000	9 Years	(2)
June 9, 2022	14,874	$18.15	$270,000	Immediately	(1)
(1)	Shares issued to non-management members of the Board of Directors.
(2)	Shares issued to certain executives of the Company.
(3)	Shares issued to current and former executives of the Company in connection with the exercise of previously issued options.

The Board of Directors has determined the value of a share of common stock at December 31, 2021 to be $18.15 based on a valuation completed with the assistance of an independent third party for purposes of valuing shares of the Company’s stock pursuant to the 2017 Plan.

For the six months ended June 30, 2022 and 2021, the Company’s total stock compensation expense was approximately $869,000 and $731,000, respectively. As of June 30, 2022, there was approximately $2,802,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2022, there were 200,000 stock options that are outstanding, all of which are exercisable, and 916,733 shares of restricted stock have been issued, of which 719,314 are vested and 197,419 are non-vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2021	154,130	$12.01
New shares issued through June 30, 2022	100,272	$18.15
Vested	(56,983)	$15.87
Non-vested shares outstanding as of June 30, 2022	197,419	$14.20

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of June 30, 2022:

Number of Shares
Remainder of 2022	30,939
2023	51,554
2024	37,696
2025	27,749
2026	19,986
2027	13,707
Thereafter	15,788
Total Non-vested Shares	197,419

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 85,399 and 25,849 common share equivalents related to stock options in the six months ended June 30, 2022 and 2021, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders	$492	$1,130	$2,564	$2,857
Denominator:
Weighted average common shares outstanding – basic	13,341,662	13,661,058	13,333,335	13,644,233
Weighted average common shares outstanding – diluted	13,427,061	13,686,907	13,418,734	13,670,082
Basic and Diluted Per Share Information:
Net income per share – basic	$0.04	$0.08	$0.19	$0.21
Net income per share – diluted	$0.04	$0.08	$0.19	$0.21

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2022, and December 31, 2021, the present value of this obligation was approximately $0.8 million and $0.9 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. Future contractual payments relating to the pension withdrawal liability are as follows:

Remainder of 2022	$50
2023	97
2024	97
2025	97
2026	97
2027	97
Thereafter	406
Total future payments	941
Less imputed interest	124
Total pension withdrawal liability	$817

Environmental Matters:

As of June 30, 2022, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$18,192	$18,192	$27,623	$27,623
Restricted cash	1,522	1,522	1,047	1,047
Rent and other receivables	1,129	1,129	2,929	2,929
Financial liabilities:
Dividends payable	1,338	1,338	1,333	1,333
Accounts payable and accrued expenses	5,268	5,268	3,977	3,977
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	364,769	354,334	365,377	376,322
Pension withdrawal liability	817	812	854	911

10. SUBSEQUENT EVENTS

Purchase and Sale Agreements:

On June 7, 2022, the Company entered into a purchase and sale agreement for the sale of the property located at 625 Wortman Avenue, Brooklyn, NY for $29.4 million. There were conditions precedent to the closing and the purchaser had the right to cancel the agreement in its sole discretion for any reason or for no reason by giving written notice by July 22, 2022. The purchaser did not provide notice to cancel pursuant to the agreement. The closing shall not be earlier than October 27, 2022, unless the parties mutually agree in writing to close sooner.

On August 3, 2022, the Company, through its Operating Partnership, entered into a purchase and sale agreement for the purchase of a property located at 4908 Tampa West, Tampa, Florida, consisting of approximately 13.2 acres of land and a 209,500 sf building, for $23.0 million. There are conditions precedent to the closing and the Company has the right to cancel the agreement in its sole discretion for any reason or for no reason by giving written notice of such election on any day prior to 5:00 p.m. EDT on September 2, 2022.

Financings:

On August 5, 2022, certain subsidiaries of the Operating Partnership (collectively, the “Borrowers”) refinanced the current outstanding debt on certain properties (the “AIG Refinancing”) by entering into new loan agreements (collectively the “New AIG Loan Agreements”) with AIG Asset Management (U.S.), LLC, as administrative agent, and the other lenders from time to time party thereto.  The New AIG Loan Agreements provide for secured loans in the aggregate principal amount of $225.0 million (collectively, the “AIG Loans”), consisting of a loan secured by certain properties in New York in the principal amount of $144.3 million and a loan secured by certain properties in Connecticut and New Jersey in the principal amount of $80.7 million.  The AIG Loans require the Borrowers to make monthly interest-only payments at the rate of 4.63% per annum with the entire principal balance plus any accrued and unpaid interest due and payable on September 1, 2032. The AIG Loans are secured by certain mortgages encumbering 25 properties in New York, New Jersey and Connecticut.

The proceeds of the AIG Loans were used to increase the Company’s cash position and to pay the outstanding indebtedness and certain prepayment penalties under the prior Loan Agreements, dated as of February 20, 2015 (the “Prior AIG Loan Agreements”), with American General Life Insurance Company, the Variable Annuity Life Insurance Company, the United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.  In connection with the AIG Refinancing, a promissory note in the aggregate principal amount of $38.0 million (the “Prior AIG Note”), which was executed pursuant to the Prior AIG Loan Agreements and secured by certain mortgages encumbering properties in New York, was assigned to Key Bank in order to increase the amount of the Revolver, as discussed below.

Secured Revolving Credit Facility:

On August 5, 2022, the Operating Partnership entered into a First Amendment (the “First Amendment”) to the First Amended and Restated Credit Agreement with Key Bank, as agent and lender, First Financial Bank, as lender, and the Company and certain direct and indirect subsidiaries of the Company as guarantors.  The First Amendment amended the First Amended and Restated Credit Agreement to, among other things, (i) increase the amount available under the Revolver from $10 million to $40 million, (ii) extend the maturity date of the Revolver from October 22, 2024 to August 5, 2025, (iii) extend the maturity date of the Term Loan from October 22, 2025 to August 5, 2026, (iv) replace the interest rate option based on LIBOR with interest rate options based on the Secured Overnight Financing Rate (“SOFR”), including term SOFR and daily simple SOFR, and (v) add certain subsidiaries of the Operating Partnership as guarantors, and mortgages encumbering properties owned by such subsidiaries as collateral.

In connection with the closing of the First Amendment, the Prior AIG Note was converted into a revolving note under the Revolver.  As of August 5, 2022, outstanding borrowings under the Revolver were $40.0 million.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2022, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. As of June 30, 2022, our properties were 96% leased to 62 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2021, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 30, 2022, there were no material changes to these policies.

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

The effects of the COVID-19 pandemic did not significantly impact our results of operations, financial condition and cash flows for the six months ended June 30, 2022.  However, the COVID-19 pandemic may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. As of June 30, 2022, one tenant that was granted a rent relief request was not in compliance with its rent deferral agreement. This noncompliance with the rent deferral agreement by the Company’s tenant did not have a material impact on the Company’s results of operations, financial condition or cash flows as of June 30, 2022.

The comparability of the Company’s results of operations for the six months ended June 30, 2022 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	November 30, 2017	$999,997
	2017	$14.36	$12.92	77,399	May 31, 2018	$999,995
	2018	$15.09	$13.58	73,637	May 31, 2019	$999,990
(1)	2019	$15.54	$13.99	-	-	$-
	2020	$17.52	$15.77	63,411	November 30, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
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

On June 30, 2022, the Board of Directors adopted the Amended and Restated Program in order to increase the limit on the amount of redemptions permitted each year from $1 million to $2 million, and starting in 2023, to limit the number of redemptions receiving priority for death or disability to $1 million per year. Set forth below is a detailed description of the amendments:

•

Beginning with the redemption period beginning June 1, 2022 and ending November 30, 2022, the Company will limit the number of shares redeemed during any calendar year to $2 million in shares, subject to sufficient funds being available.

•

Beginning with the redemption period beginning December 1, 2022 and ending May 31, 2023, the number of redemptions receiving priority for death or disability will be limited to $1 million in shares per calendar year such that any stockholders requesting redemption upon death or disability will receive up to $1 million for shares per calendar year, and the remaining $1 million per calendar year will be available to redeem shares for the remainder of the Company’s stockholders in the following order of priority: (1) any redemptions that have been carried over from one or more previous semi-annual periods where the redemption amount remaining is less than $2,500; and (2) pro rata as to all other redemption requests (excluding redemptions upon death or disability); provided, however, that if the redemption requests upon death or disability are less than $1 million in shares in a calendar year, then the amount under $1 million would also be available for the remainder of the Company’s stockholders in accordance with the order of priority set forth in this sentence.

The Amended and Restated Program will be effective as of August 8, 2022.

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

Financial Condition and Results of Operations:

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2022	2021	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$15,746	$15,571	$175	1%
Total revenues	15,746	15,571	175	1%
Operating Expenses:
Property operating expenses	3,426	3,252	174	5%
General and administrative	4,285	3,155	1,130	36%
Depreciation and amortization	3,250	3,310	(60)	(2%)
Total operating expenses	10,961	9,717	1,244	13%
Operating income	4,785	5,854	(1,069)	(18%)
Interest expense	(4,352)	(4,292)	60	1%
Equity in earnings of unconsolidated affiliate	32	30	2	7%
Other income	180	73	107	147%
Net income	645	1,665	(1,020)	(61%)
Less: Net income attributable to noncontrolling interest	153	535	(382)	(71%)
Net income attributable to common stockholders	$492	$1,130	$(638)	(56%)

Revenues

Total revenues increased $0.2 million, or 1%, to approximately $15.8 million for the three months ended June 30, 2022 from $15.6 million for the three months ended June 30, 2021. The increase is primarily due to increased rental income attributable to higher rental rates in the second quarter of 2022 compared to the second quarter of 2021.

Operating Expenses

Operating expenses of $11.0 million for the three months ended June 30, 2022 increased approximately $1.3 million, or 13%, from $9.7 million for the three months ended June 30, 2021 primarily due to increased general and administrative expenses. The increase in general and administrative expenses is primarily attributable to higher stock compensation expense, directors’ fees and compensation expense in the second quarter of 2022 compared to the second quarter of 2021.

Interest Expense

Interest expense of approximately $4.3 million was largely unchanged for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2022	2021	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$31,869	$31,139	$730	2%
Total revenues	31,869	31,139	730	2%
Operating Expenses:
Property operating expenses	7,189	6,894	295	4%
General and administrative	6,514	4,948	1,566	32%
Depreciation and amortization	6,480	6,618	(138)	(2%)
Total operating expenses	20,183	18,460	1,723	9%
Operating income	11,686	12,679	(993)	(8%)
Interest expense	(8,639)	(8,583)	56	1%
Equity in earnings of unconsolidated affiliate	73	61	12	20%
Other income	660	80	580	725%
Net income	3,780	4,237	(457)	(11%)
Less: Net income attributable to noncontrolling interest	1,216	1,380	(164)	(12%)
Net income attributable to common stockholders	$2,564	$2,857	$(293)	(10%)

Revenues

Total revenues increased $0.7 million, or 2%, to approximately $31.8 million for the six months ended June 30, 2022 from $31.1 million for the six months ended June 30, 2021. The increase is primarily due to increased rental income attributable to higher rental rates in 2022 compared to 2021.

Operating Expenses

Operating expenses of $20.2 million for the six months ended June 30, 2022 increased $1.7 million, or 9%, from $18.5 million for the six months ended June 30, 2021 primarily due to increased general and administrative expenses.  The increase in general and administrative expenses is primarily attributable to higher stock compensation expense, directors’ fees and compensation expense in 2022 compared to 2021.

Interest Expense

Interest expense of $8.6 million was largely unchanged for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Other Income

Other income of $0.7 million for the six months ended June 30, 2022 was primarily attributable to insurance proceeds for the recovery of both lost rents and the write-off of a portion of a property due to a weather-related casualty loss in 2021.

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

Our available liquidity at June 30, 2022 was approximately $28.2 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of June 30, 2022, the Company had no outstanding borrowings under the revolving line of credit facility.

On August 5, 2022, the Operating Partnership entered into a First Amendment (the “First Amendment”) to the First Amended and Restated Credit Agreement with Key Bank, as agent and lender, First Financial Bank, as lender, and the Company and certain direct and indirect subsidiaries of the Company as guarantors.  The First Amendment amended the First Amended and Restated Credit Agreement to, among other things, (i) increase the amount available under the revolving line of credit facility from $10 million to $40 million, (ii) extend the maturity date of the revolving line of credit facility from October 22, 2024 to August 5, 2025, (iii) extend the maturity date of the term loan facility from October 22, 2025 to August 5, 2026, (iv) replace the interest rate option based on LIBOR with interest rate options based on the Secured Overnight Financing Rate (“SOFR”), including term SOFR and daily simple SOFR, and (v) add certain subsidiaries of the Operating Partnership as guarantors, and mortgages encumbering properties owned by such subsidiaries as collateral.  As of August 5, 2022, outstanding borrowings under the revolving line of credit facility were $40 million.

In addition, on August 5, 2022, certain subsidiaries of the Operating Partnership refinanced the current outstanding debt on certain properties (the “AIG Refinancing”) by entering into new loan agreements (collectively the “New AIG Loan Agreements”) with AIG Asset Management (U.S.), LLC, as administrative agent, and the other lenders from time to time party thereto.  The New AIG Loan Agreements provide for secured loans in the aggregate principal amount of $225.0 million.

The AIG Refinancing and First Amendment transactions resulted in the Operating Partnership increasing its cash position by approximately $22.0 million as of August 5, 2022.

Net Cash Flows:

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Operating Activities

Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2022. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense, income from equity investment in unconsolidated affiliate and income from recovery of a portion of property related to casualty loss of $11.3 million, (ii) an increase in accounts payable and accrued expenses of approximately $0.5 million, partially offset by (iii) a decrease in other liabilities of $0.3 million and (iv) an increase in other assets of $0.2 million. Net cash provided by operating activities was $7.8 million for the six months ended June 30, 2021. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $11.4 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of approximately $2.0 million primarily from increased rent and other receivables, lease incentives and deferred leasing costs, (iv) a decrease in other liabilities of $1.2 million primarily from reduced leasing commissions payable and (v) a decrease in accounts payable and accrued expenses of $0.5 million.

Investing Activities

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2022. Cash used in investing activities resulted from (i) property improvements of $4.4 million, partially offset by (ii) proceeds of insurance recovery for a portion of property related to casualty loss of $0.7 million. Net cash used in investing activities was $0.7 million for the six months ended June 30, 2021. Cash used in investing activities resulted from (i) property improvements of $0.8 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.1 million.

Financing Activities

Net cash used in financing activities was approximately $16.5 million for the six months ended June 30, 2022.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.6 million, (ii) the payment of the Company’s fourth quarter 2021 dividend, 2021 supplemental dividend and 2022 first quarter dividend totaling $6.9 million, (iii) distributions to non-controlling interests of $3.5 million, (iv) repurchases of the Company’s common stock of $1.0 million and (v) financing deposits of $4.5 million. Net cash used in financing activities was $8.7 million for the six months ended June 30, 2021.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.4 million, (ii) the payment of the Company’s fourth quarter 2020 dividend, 2020 supplemental dividend and 2021 first quarter dividend totaling approximately $5.4 million and (iii) distributions to non-controlling interests of $2.9 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$492	$1,130	$2,564	$2,857
Add NAREIT defined adjustments
Real estate depreciation	1,618	1,616	3,231	3,267
Amortization of in-place leases and deferred leasing costs	499	583	998	1,129
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	2,609	3,329	6,793	7,253
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	22	(77)	64	(406)
Amortization of other intangible assets	(47)	(65)	(99)	(30)
Amortization of financing costs	182	163	365	327
Stock compensation expense	413	343	577	446
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$3,179	$3,693	$7,700	$7,590

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. As of June 30, 2022, the remaining liability of this obligation was approximately $0.8 million and is included in other liabilities on our condensed consolidated balance sheets.

Inflation

Low to moderate levels of inflation during the past several years have favorably impacted our operations by stabilizing operating expenses and borrowing costs. At the same time, low inflation has had the indirect effect of reducing our ability to increase tenant rents. Inflation has recently increased substantially in the United States. In response, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto which provides for a $60 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $10 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans or LIBOR rate loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) the applicable average LIBOR rate as shown in Reuters Screen LIBOR01 Page (or any successor service, or commercially available source providing such quotations); provided if the rate shown on Reuters Screen LIBOR01 Page (or any successor service) shall be less than zero, such rate shall be deemed to be zero, or (2) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, or (c) then applicable LIBOR for an interest period of one (1) month plus 1.00% per annum; provided that in no event shall the Base Rate be less than zero, and in each case of clauses (1) and (2), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of June 30, 2022, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $500,000 annually if LIBOR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company’s purchase of 49,925 shares for $999,998 pursuant to its Share Redemption Program, the Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended June 30, 2022. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

99.1	Amended and Restated Share Redemption Program (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 9, 2022	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2022	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)