Form 10-Q
period 2022-09-30
GTJ REIT, INC.
filed 2022-11-09
CIK 1368757

though

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,383,682 shares of common stock as of November 1, 2022.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$197,745	$206,777
Buildings and improvements	309,183	308,012
Total real estate, at cost	506,928	514,789
Less: accumulated depreciation and amortization	(91,380)	(84,190)
Net real estate held for investment	415,548	430,599
Cash and cash equivalents	44,952	27,623
Restricted cash	1,051	1,047
Rental income in excess of amount billed	15,910	15,930
Acquired lease intangible assets, net	5,068	6,138
Investment in unconsolidated affiliate	3,820	3,761
Asset held for sale	13,890	—
Right-of-use asset - operating lease, net	2,880	3,042
Other assets	16,764	16,257
Total assets	$519,883	$504,397
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$345,499	$361,687
Secured revolving credit facility	40,000	—
Term loan payable, net	49,679	49,601
Accounts payable and accrued expenses	4,624	3,977
Dividends payable	1,338	1,333
Acquired lease intangible liabilities, net	1,982	2,524
Liabilities related to asset held for sale	6	—
Right-of-use liability - operating lease	3,027	3,134
Other liabilities	5,440	5,937
Total liabilities	451,595	428,193
Commitments and contingencies (Note 8)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,383,682 and 13,333,335 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	155,301	155,192
Distributions in excess of net income	(117,915)	(112,897)
Total stockholders’ equity	37,387	42,296
Noncontrolling interest	30,901	33,908
Total equity	68,288	76,204
Total liabilities and equity	$519,883	$504,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$16,016	$15,664	$47,885	$46,803
Total revenues	16,016	15,664	47,885	46,803
Operating Expenses:
Property operating expenses	3,918	3,282	11,107	10,176
General and administrative	3,549	1,828	10,063	6,776
Depreciation and amortization	3,279	3,159	9,759	9,777
Total operating expenses	10,746	8,269	30,929	26,729
Operating income	5,270	7,395	16,956	20,074
Interest expense	(5,112)	(4,252)	(13,751)	(12,835)
Equity in earnings of unconsolidated affiliate	36	34	109	95
Other income (loss)	743	(391)	1,403	(311)
Net income	937	2,786	4,717	7,023
Less: Net income attributable to noncontrolling interest	242	971	1,458	2,351
Net income attributable to common stockholders	$695	$1,815	$3,259	$4,672
Net income per common share attributable to common stockholders - basic earnings per share	$0.05	$0.13	$0.24	$0.34
Net income per common share attributable to common stockholders - diluted earnings per share	$0.05	$0.13	$0.24	$0.34
Weighted average common shares outstanding – basic	13,383,682	13,560,706	13,353,077	13,616,084
Weighted average common shares outstanding – diluted	13,469,081	13,585,916	13,438,476	13,641,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2022	$—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204
Common stock dividends	—	—	—	—	(5,600)	(5,600)	—	(5,600)
Stock-based compensation	—	—	—	166	—	166	—	166
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,070)	(3,070)
Net income	—	—	—	—	2,072	2,072	1,063	3,135
Balance at March 31, 2022	$—	13,333,335	$1	$155,358	$(116,425)	$38,934	$31,901	$70,835
Common stock dividends	—	—	—	—	(1,339)	(1,339)	—	(1,339)
Repurchases - common stock	—	(49,925)	—	(1,000)	—	(1,000)	—	(1,000)
Stock-based compensation	—	100,272	—	703	—	703	—	703
Distributions to noncontrolling interest	—	—	—	—	—	—	(736)	(736)
Net income	—	—	—	—	492	492	153	645
Reallocation of equity	—	—	—	(77)	—	(77)	77	—
Balance at June 30, 2022	$—	13,383,682	$1	$154,984	$(117,272)	$37,713	$31,395	$69,108
Common stock dividends	—	—	—	—	(1,338)	(1,338)	—	(1,338)
Stock-based compensation	—	—	—	317	—	317	—	317
Distributions to noncontrolling interest	—	—	—	—	—	—	(736)	(736)
Net income	—	—	—	—	695	695	242	937
Balance at September 30, 2022	$—	13,383,682	1	155,301	$(117,915)	$37,387	$30,901	$68,288

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Total Equity
Balance at January 1, 2021	$—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297
Common stock dividends	—	—	—	—	(4,087)	(4,087)	—	(4,087)
Stock-based compensation	—	—	—	107	—	107	—	107
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,170)	(2,170)
Net income	—	—	—	—	1,727	1,727	845	2,572
Balance at March 31, 2021	$—	13,627,220	$1	$161,199	$(113,489)	$47,711	$33,008	$80,719
Common stock dividends	—	—	—	—	(1,378)	(1,378)	—	(1,378)
Stock-based compensation	—	146,633	—	624	—	624	—	624
Distributions to noncontrolling interest	—	—	—	—	—	—	(731)	(731)
Net income	—	—	—	—	1,130	1,130	535	1,665
Balance at June 30, 2021	$—	13,773,853	$1	$161,823	$(113,737)	$48,087	$32,812	$80,899
Repurchases - common stock	—	(377,107)	—	(5,279)	—	(5,279)	—	(5,279)
Common stock dividends	—	—	—	—	(1,340)	(1,340)	—	(1,340)
Stock-based compensation	—	—	—	179	—	179	—	179
Distributions to noncontrolling interest	—	—	—	—	—	—	(730)	(730)
Net income	—	—	—	—	1,815	1,815	971	2,786
Reallocation of equity	—	—	—	(598)	—	(598)	598	—
Balance at September 30, 2021	$—	13,396,746	1	156,125	$(113,262)	$42,864	$33,651	$76,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited, amounts in thousands)

	Nine Months Ended,
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,717	$7,023
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of pension withdrawal liability	(127)	—
Depreciation	7,465	7,327
Amortization of intangibles and deferred charges	2,969	3,055
Stock-based compensation	1,186	910
Write-off of a portion of property related to casualty loss	—	396
(Income) from insurance recovery of a portion of property related to casualty loss	(671)	—
Non-cash lease expense	55	—
Rental income in excess of amount billed	7	(394)
Distributions from unconsolidated affiliate	50	95
(Income) from equity investment in unconsolidated affiliate	(109)	(95)
Changes in operating assets and liabilities:
Other assets	(1,722)	(3,518)
Accounts payable and accrued expenses	397	(395)
Other liabilities	26	(1,062)
Net cash provided by operating activities	14,243	13,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(5,900)	(1,274)
Return of capital from unconsolidated affiliate	—	154
Proceeds of insurance recovery of a portion of property related to casualty loss	642	—
Net cash used in investing activities	(5,258)	(1,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(951)	(572)
Settlement of pension withdrawal liability	(684)	—
Financing costs from mortgage notes payable	(7,888)	—
Proceeds from mortgage notes payable	225,000	—
Payment of mortgage notes payable	(233,100)	—
Proceeds from revolving credit facility	40,000	—
Financing costs for revolving credit facility	(514)	(22)
Cash distributions to noncontrolling interests	(4,243)	(3,624)
Cash dividends paid	(8,272)	(6,827)
Repurchases of common stock	(1,000)	(5,279)
Net cash provided by (used in) financing activities	8,348	(16,324)
Net increase (decrease) in cash and cash equivalents	17,333	(4,102)
Cash and cash equivalents including restricted cash of $1,047 and $1,662, respectively, at the beginning of period	28,670	43,917
Cash and cash equivalents including restricted cash of $1,051 and $857, respectively, at the end of period	$46,003	$39,815
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,352	$12,107
Non-cash increase in investments in real estate	$612	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 26, 2006, under the Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey, Connecticut and Delaware. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership.  The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 35.50% due to the redemption of certain shares of GTJ REIT common stock. As a result of this acquisition, the Company’s then existing seven properties and the subsequent acquisition of eighteen properties and the sale of one property from 2014 through 2021, the Company currently owns a 64.50% interest in a total of 49 properties consisting of approximately 5.9 million square feet (unaudited) of primarily industrial properties on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey. At September 30, 2022, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 5.4 million shares of the Company’s Series B preferred stock.

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

The effects of the COVID-19 pandemic did not significantly impact the Company’s results of operations, financial condition and cash flows for the nine months ended September 30, 2022.  However, the COVID-19 pandemic may materially affect the Company’s financial condition and results of operations going forward, including but not limited to, its real estate rental revenues. The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments.  The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and its tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.  A prolonged pandemic could have a material adverse impact on the financial results and business operations of the Company.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of September 30, 2022. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period.  In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of September 30, 2022 and December 31, 2021.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.5 million and $0.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

As of September 30, 2022, above-market and in-place leases of approximately $0.2 million and $4.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2021, above-market and in-place leases of approximately $0.3 million and $5.8 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2022, and December 31, 2021, approximately $2.0 million and $2.5 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2022, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2022 (in thousands):

	Net increase to	Increase to
	rental revenues	amortization expense
Remainder of 2022	$157	$317
2023	635	1,189
2024	498	904
2025	147	733
2026	71	603
2027	88	368
Thereafter	170	738
	$1,766	$4,852

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.1 million from this investment for the nine months ended September 30, 2022 and 2021, respectively.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of September 30, 2022 were $17.1 million and $9.5 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2022 were $1.2 million and $1.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended September 30, 2022 were $0.4 million and $0.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2021 were $17.4 million and $9.8 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2021 were $1.2 million and $1.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended September 30, 2021 were $0.4 million and $0.3 million, respectively.

Assets Held for Sale:

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

The property has been classified as held for sale as of September 30, 2022, as shown in the following table (in thousands):

September 30, 2022	625 Wortman Avenue
Real estate, net	$13,807
Prepaid expenses and other assets	83
Asset held for sale	$13,890
Accounts payable	6
Liabilities related to asset held for sale	$6

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

Asset Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at September 30, 2022 or December 31, 2021.

Deferred Charges:

Deferred charges consist principally of leasing commissions, which are amortized over the life of the related tenant leases, and financing costs, relating to the Company’s secured revolving credit facility, which are amortized over the terms of the respective debt agreements. These deferred charges are included in other assets on the condensed consolidated balance sheets.  If leases or loans are terminated, the unamortized charges are expensed.

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

Tenant receivables at September 30, 2022 and December 31, 2021 were $1.4 million and $1.4 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of September 30, 2022, under operating leases for the remainder of 2022, the next five years, and thereafter are as follows (in thousands):

Remainder of 2022	$13,278
2023	50,782
2024	46,883
2025	45,094
2026	43,459
2027	25,448
Thereafter	58,945
Total	$283,889

Lease Accounting:

As lessor, the Company has made an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. The Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line in the presentation within the condensed consolidated statement of operations.

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

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company was a party to an office lease which expired on December 31, 2020 and continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to approximately $3,600,000 and $3,800,000 as of September 30, 2022 and December 31, 2021, respectively. The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3,104,000 as of October 1, 2021, the effective date of the lease. The balance of the right-of-use asset-operating lease, net as of September 30, 2022 is approximately $2,880,000.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2022, the next five years, and thereafter (in thousands):

Remainder of 2022	$83
2023	342
2024	353
2025	363
2026	374
2027	385
Thereafter	1,696
Total future minimum lease payments	3,596
Less imputed interest	569
Total right-of-use liability - operating lease	$3,027

The following table presents additional disclosures regarding the Company’s office leases for the nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Operating lease costs	$222	$244
Variable lease costs	19	—
Total lease costs	$241	$244

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of September 30, 2022, and December 31, 2021, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2022, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the nine months ended September 30, 2022, rental income of $7.1 million derived from five leases with the City of New York represented 15% of the Company’s rental income.

For the nine months ended September 30, 2022, rental income of $6.7 million derived from four leases with Federal Express represented 14% of the Company’s rental income.

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

Recently Issued Accounting Pronouncements:

In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which modifies ASC 848 (ASU 2020-04), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not have any derivative transactions to which this ASU applied. As a result, the implementation of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

.

3. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2022	December 31, 2021	Maturity
People’s United Bank	4.18%	15,175	15,442	10/15/2024
American International Group	4.05%	—	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	35,840	36,435	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,917	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,394	2,420	4/1/2030
American International Group 2022	4.63%	225,000	—	9/1/2032
	Subtotal	356,326	365,377
	Unamortized loan costs	(10,827)	(3,690)
	Total	$345,499	$361,687

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

American International Group Loan Agreement:

On February 20, 2015 (the “Loan Closing Date”), the Operating Partnership refinanced the outstanding debt on certain properties and placed new financing on others by entering into Loan Agreements (collectively the “AIG Loan Agreements”) with American General Life Insurance Company, the Variable Annuity Life Insurance Company, the United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company (together, the “Lenders”).

The AIG Loan Agreements provided a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan was a 10-year term loan that required interest-only payments at the rate of 4.05% per annum. During the period from April 1, 2015, to February 1, 2025, payments of interest-only were payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Operating Partnership’s obligation to pay the interest, principal and other amounts under the AIG Loan Agreements were evidenced by the secured promissory notes executed on February 20, 2015 (the “AIG Notes”). The AIG Notes were secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut.

The outstanding indebtedness and fees were repaid on August 5, 2022 in connection with the American International Group 2022 Loan Agreement (defined below) which terminated the Company’s loan obligations under the AIG Loan Agreements.

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

American International Group 2022 Loan Agreement:

On August 5, 2022, certain subsidiaries of the Operating Partnership (collectively, the “Borrowers”) refinanced the AIG Loan by entering into new loan agreements (collectively the “American International Group 2022 Loan Agreement”) with AIG Asset Management (U.S.), LLC, as administrative agent, and the other lenders, American General Life Insurance Company, the Variable Annuity Life Insurance Company and the United States Life Insurance Company in the City of New York in a transaction that was accounted for as a loan modification. In connection with the modification, the Company incurred loan related costs of approximately $7.9 million, inclusive of a prepayment fee of $5.1 million under the prior AIG Loan Agreements.

The American International Group 2022 Loan Agreement provides for secured loans in the aggregate principal amount of $225.0 million (collectively, the “2022 AIG Loans”), consisting of a loan secured by certain properties in New York in the principal amount of $144.3 million and a loan secured by certain properties in Connecticut and New Jersey in the principal amount of $80.7 million. The 2022 AIG Loans require the Borrowers to make monthly interest-only payments at the rate of 4.63% per annum with the entire principal balance plus any accrued and unpaid interest due and payable on September 1, 2032. The 2022 AIG Loans are secured by certain mortgages encumbering 25 properties in New York, New Jersey and Connecticut.

In connection with all loan agreements, the Company is required to comply with certain covenants. As of September 30, 2022, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2022, the next five years and thereafter are as follows (in thousands):

Remainder of 2022	$347
2023	1,792
2024	16,374
2025	34,778
2026	868
2027	903
Thereafter	301,264
Total	$356,326

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

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Key Bank and the other lenders parties thereto (collectively, the “Lenders”). The Amended and Restated Credit Agreement provided for a $60 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $10 million revolving line of credit facility, with an initial term of three years and two one-year extension options, subject to certain other customary conditions (the “Revolver”) and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option and subject to certain other customary conditions, which was funded in a single advance on October 22, 2021 (the “Term Loan”).  Up to $10 million of the total commitments under the Credit Facility will be available for the issuance of letters of credit and swing line loans. Loan costs paid in connection with the Credit Facility were $0.5 million.

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

Prior to the First Amendment (defined below), loans drawn down by the Operating Partnership under the Credit Facility were required to specify, at the Operating Partnership’s option, whether they were base rate loans or LIBOR rate loans. Borrowings under the Credit Facility bore interest at a rate equal to, at the Operating Partnership’s option, either (1) the applicable average LIBOR rate as shown in Reuters Screen LIBOR01 Page (or any successor service, or commercially available source providing such quotations); provided if the rate shown on Reuters Screen LIBOR01 Page (or any successor service) was less than zero, such rate was deemed to be zero, or (2) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, or (c) then applicable LIBOR for an interest period of one (1) month plus 1.00% per annum; provided that in no event would the Base Rate be less than zero, and in each case of clauses (1) and (2), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan was under the Revolver or Term Loan facilities.  Base Rate loans and LIBOR rate loans could be converted to loans of the other type, subject to certain conversion conditions.  Each Revolver loan will be evidenced by a separate promissory note.

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

On August 5, 2022 (the “Closing Date”), the Operating Partnership entered into a First Amendment (the “First Amendment”) to the First Amended and Restated Credit Agreement with Key Bank, as agent and lender, First Financial Bank, as lender, and the Company and certain direct and indirect subsidiaries of the Company as guarantors.  The First Amendment amended the First Amended and Restated Credit Agreement to, among other things, (i) increase the amount available under the Revolver from $10 million to $40 million, (ii) extend the maturity date of the Revolver from October 22, 2024 to August 5, 2025, (iii) extend the maturity date of the Term Loan from October 22, 2025 to August 5, 2026, (iv) replace the interest rate option based on LIBOR with interest rate options based on the Secured Overnight Financing Rate (“SOFR”), including term SOFR and daily simple SOFR, and (v) add certain subsidiaries of the Operating Partnership as guarantors, and mortgages encumbering properties owned by such subsidiaries as collateral. In connection with the First Amendment, the Company incurred loan related costs of $0.5 million, which are included as a component of other assets in the accompanying condensed consolidated balance sheet.

As amended by the First Amendment, the Amended and Restated Credit Agreement provides for a $90 million Credit Facility, consisting of (i) a $40 million Revolver, with an initial term of three years from the Closing Date and two one-year extension options, subject to certain other customary conditions and (ii) a $50 million Term Loan, with an initial term of four years from the Closing Date and a one-year extension option and subject to certain other customary conditions, which was funded in a single advance on October 22, 2021.  In connection with the release of certain encumbered properties as collateral upon disposition, the net disposition proceeds must be used to pay down the Credit Facility and any amounts applied to reduce the outstanding amount of the Revolver will result in a pro rata reduction in the amount available under the Revolver (subject to certain conditions).

As amended by the First Amendment, loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR rate loans.  Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities.  Base rate loans and SOFR rate loans may be converted to loans of the other type, subject to certain conversion conditions.

Outstanding borrowings under the Term Loan were $50.0 million as of September 30, 2022 and December 31, 2021, and are a LIBOR rate borrowing. The interest rate on the Term Loan as of September 30, 2022 was 5.07%. Unamortized loan costs for the Term Loan were $0.3 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively, and are included in term loan payable, net in the accompanying condensed consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $40.0 million as of September 30, 2022.  There were no outstanding borrowings as of December 31, 2021. Unamortized loan costs for the Revolver were $0.5 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million and less than $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Amortization of loan costs with Key Bank were $0.2 million and less than $0.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2022, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share.  In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2022, or December 31, 2021.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2022, and December 31, 2021, the Company had a total of 13,383,682 and 13,333,335 shares of common stock issued and outstanding, respectively.

On June 3, 2022, the Company purchased 49,925 shares of common stock pursuant to its share redemption program at a purchase price of $20.03 per share for a total consideration of approximately $1.0 million.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2022:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.32	(1)
March 15, 2022	March 31, 2022	April 18, 2022	$0.10
June 9, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 14, 2022	$0.10

(1)	This represents a 2021 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017.  The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of September 30, 2022, the Company had 1,526,054 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

On July 1, 2022, 400,000 non-qualified stock options were granted to key officers of the Company and had a three-year vesting period. For this grant, the exercise price was $18.15 per share and was equal to the value per share based upon a valuation of the shares conducted by an independent third party for the purpose of valuing shares of the Company’s common stock.  The fair value of these stock options was based upon the Black-Scholes option pricing model, calculated at the grant date.

All options expire ten years from the date of grant. For the nine months ended September 30, 2022, there was $0.1 million of stock compensations expense relating to these options. For the nine months ended September 30, 2021, there was no stock compensation expense relating to these stock options as the 2016 options have fully vested.

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

For the nine months ended September 30, 2022 and 2021, the Company’s total stock compensation expense was approximately $1,186,000 and $910,000, respectively. As of September 30, 2022, there was approximately $2,583,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

As of September 30, 2022, there were 600,000 stock options that are outstanding, of which 200,000 are vested and 400,000 are non-vested, and 916,733 shares of restricted stock have been issued, of which 734,783 are vested and 181,950 are non-vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2021	154,130	$12.01
New shares issued through September 30, 2022	100,272	$18.15
Vested	(72,452)	$15.65
Non-vested shares outstanding as of September 30, 2022	181,950	$14.20

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of September 30, 2022:

Number of Shares
Remainder of 2022	15,470
2023	51,554
2024	37,696
2025	27,749
2026	19,986
2027	13,707
Thereafter	15,788
Total Non-vested Shares	181,950

6. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 85,399 and 25,210 common share equivalents related to stock options in the three months ended September 30, 2022 and 2021, respectively. There were 85,399 and 25,210 common share equivalents related to stock options in the nine months ended September 30, 2022 and 2021, respectively. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders	$695	$1,815	$3,259	$4,672
Denominator:
Weighted average common shares outstanding – basic	13,383,682	13,560,706	13,353,077	13,616,084
Weighted average common shares outstanding – diluted	13,469,081	13,585,916	13,438,476	13,641,294
Basic and Diluted Per Share Information:
Net income per share – basic	$0.05	$0.13	$0.24	$0.34
Net income per share – diluted	$0.05	$0.13	$0.24	$0.34

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. In September 2022, the Company entered into a settlement agreement whereby the remaining liability for this obligation of approximately $811,000 was paid with a settlement payment of approximately $684,000. As a result, the Company recorded a gain on settlement of pension withdrawal liability of approximately $127,000 and is included in other income on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022. This liability was included in other liabilities on the company’s condensed consolidated balance sheet as of December 31, 2021.

Environmental Matters:

As of September 30, 2022, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$44,952	$44,952	$27,623	$27,623
Restricted cash	1,051	1,051	1,047	1,047
Rent and other receivables	2,184	2,184	2,929	2,929
Financial liabilities:
Dividends payable	1,338	1,338	1,333	1,333
Accounts payable and accrued expenses	4,624	4,624	3,977	3,977
Secured revolving credit facility	40,000	40,000	—	—
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	356,326	328,032	365,377	376,322
Pension withdrawal liability	—	—	854	911

10. SUBSEQUENT EVENTS

Sale of Real Estate

On November 9, 2022, the Company sold the property located at 625 Wortman Avenue, Brooklyn, New York for $29.4 million.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2022, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 5.9 million square feet of primarily industrial space on approximately 391 acres of land in New York, New Jersey, Connecticut and Delaware. As of September 30, 2022, our properties were 97% leased to 62 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2021, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2022, there were no material changes to these policies.

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

The effects of the COVID-19 pandemic did not significantly impact our results of operations, financial condition and cash flows for the nine months ended September 30, 2022.  However, the COVID-19 pandemic may materially affect our financial condition and results of operations going forward, including but not limited to, our real estate rental revenues.  The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and effectiveness of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the pandemic and its impact on the Company and its tenants is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued fluctuations in unemployment rates, and an overall worsening of global and U.S. economic conditions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our tenants operate. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. As of September 30, 2022, one tenant that was granted a rent relief request was not in compliance with its rent deferral agreement. This noncompliance with the rent deferral agreement by the Company’s tenant did not have a material impact on the Company’s results of operations, financial condition or cash flows as of September 30, 2022.

The comparability of the Company’s results of operations for the nine months ended September 30, 2022 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Share Redemption Program

Our common stock is currently not registered under Section 12 of the Exchange Act and there is no established public market for shares of our common stock. In order to provide our stockholders with interim liquidity, on November 8, 2016, the Board of Directors approved a share redemption program authorizing redemption of the Company’s shares of common stock (the “Shares”), subject to certain conditions and limitations. On June 30, 2022, the Board of Directors amended and restated the share redemption program, effective as of August 8, 2022 (the “Program”), in order to increase the limit on the amount of redemptions permitted each year from $1 million to $2 million, and starting in 2023, to limit the number of redemptions receiving priority for death or disability to $1 million each year. The following is a summary of terms and provisions of the Program:

•

the Company will redeem the Shares on a semi-annual basis (each redemption period ending on May 31st and November 30th of each year), at a specified price per share (which price will be equal to 90% of its net asset value per share for the most recently completed calendar year, subject to adjustment), subject to sufficient funds being available.

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

Financial Condition and Results of Operations:

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2022	2021	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$16,016	$15,664	$352	2%
Total revenues	16,016	15,664	352	2%
Operating Expenses:
Property operating expenses	3,918	3,282	636	19%
General and administrative	3,549	1,828	1,721	94%
Depreciation and amortization	3,279	3,159	120	4%
Total operating expenses	10,746	8,269	2,477	30%
Operating income	5,270	7,395	(2,125)	(29%)
Interest expense	(5,112)	(4,252)	860	20%
Equity in earnings of unconsolidated affiliate	36	34	2	6%
Other income (loss)	743	(391)	1,134	(290%)
Net income	937	2,786	(1,849)	(66%)
Less: Net income attributable to noncontrolling interest	242	971	(729)	(75%)
Net income attributable to common stockholders	$695	$1,815	$(1,120)	(62%)

Revenues

Total revenues increased approximately $0.3 million, or 2%, to $16.0 million for the three months ended September 30, 2022 from $15.7 million for the three months ended September 30, 2021. The increase is primarily due to increased rental income attributable to higher rental rates in the third quarter of 2022 compared to the third quarter of 2021.

Operating Expenses

Operating expenses of approximately $10.8 million for the three months ended September 30, 2022 increased $2.5 million, or 30%, from $8.3 million for the three months ended September 30, 2021 primarily due to increased general and administrative expenses and property operating expenses. The increase in general and administrative expenses is primarily attributable to higher stock compensation expense, compensation expense and professional fees in the third quarter of 2022 compared to the third quarter of 2021. The increase in property operating expenses is primarily attributable to higher real estate taxes, repairs and maintenance expenses and insurance expense during the third quarter of 2022 compared to the third quarter of 2021.

Interest Expense

Interest expense of $5.1 million for the three months ended September 30, 2022 increased $0.9 million, or 20%, from approximately $4.2 million for the three months ended September 30, 2021. The increase is primarily due to a higher interest rate and higher average principal balances of the Company’s outstanding mortgage principal and credit facility with Key Bank in the third quarter of 2022 compared to the third quarter of 2021.

Other Income

Other income of $0.7 million for the three months ended September 30, 2022 was primarily attributable to insurance proceeds for the recovery of both lost rents and the write-off of a portion of a property due to a weather-related casualty loss in 2021.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2022	2021	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$47,885	$46,803	$1,082	2%
Total revenues	47,885	46,803	1,082	2%
Operating Expenses:
Property operating expenses	11,107	10,176	931	9%
General and administrative	10,063	6,776	3,287	49%
Depreciation and amortization	9,759	9,777	(18)	(0%)
Total operating expenses	30,929	26,729	4,200	16%
Operating income	16,956	20,074	(3,118)	(16%)
Interest expense	(13,751)	(12,835)	916	7%
Equity in earnings of unconsolidated affiliate	109	95	14	15%
Other income (loss)	1,403	(311)	1,714	(551%)
Net income	4,717	7,023	(2,306)	(33%)
Less: Net income attributable to noncontrolling interest	1,458	2,351	(893)	(38%)
Net income attributable to common stockholders	$3,259	$4,672	$(1,413)	(30%)

Revenues

Total revenues increased $1.1 million, or 2%, to $47.9 million for the nine months ended September 30, 2022 from $46.8 million for the nine months ended September 30, 2021. The increase is primarily due to increased rental income attributable to higher rental rates in 2022 compared to 2021.

Operating Expenses

Operating expenses of $30.9 million for the nine months ended September 30, 2022 increased $4.2 million, or 16%, from $26.7 million for the nine months ended September 30, 2021 primarily due to increased general and administrative expenses and property operating expenses.  The increase in general and administrative expenses is primarily attributable to higher stock compensation expense, directors’ fees, compensation expense and professional fees in 2022 compared to 2021. The increase in property operating expenses is primarily attributable to higher real estate taxes, repairs and maintenance expenses and insurance expense in 2022 compared to 2021.

Interest Expense

Interest expense increased $0.9 million, or 7%, to approximately $13.7 million for the nine months ended September 30, 2022 from $12.8 million for the nine months ended September 30, 2021. The increase is primarily due to a higher interest rate and higher average principal balances of the Company’s outstanding mortgage principal and credit facility with Key Bank in 2022 compared to 2021.

Other Income

Other income of $1.4 million for the nine months ended September 30, 2022 was primarily attributable to insurance proceeds for the recovery of both lost rents and the write-off of a portion of a property due to a weather-related casualty loss in 2021.

Liquidity and Capital Resources

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. As discussed above, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located.  As a result, the Company has received certain rent relief requests, most often in the form of rent deferral requests. The Company evaluated each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests resulted in modification agreements, nor did the Company forego its contractual rights under its lease agreements. As of September 30, 2022, one tenant that was granted a rent relief request was not in compliance with its rent deferral agreement. This noncompliance with the rent deferral agreement by the Company’s tenant did not have a material impact on the Company’s results of operations, financial condition or cash flows as of September 30, 2022.

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

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto. The Amended and Restated Credit Agreement provided for a $60 million senior secured credit facility consisting of (i) a $10 million revolving line of credit facility, with an initial term of three years and two one-year extension options and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option, which was funded in a single advance on October 22, 2021. Up to $10 million of the total commitments under the credit facility will be available for the issuance of letters of credit and swing line loans.

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

In addition, on August 5, 2022, certain subsidiaries of the Operating Partnership refinanced the AIG Loan on certain properties by entering into new loan agreements (collectively the “New AIG Loan Agreements”) with AIG Asset Management (U.S.), LLC, as administrative agent, and the other lenders from time to time party thereto.  The New AIG Loan Agreements provide for secured loans in the aggregate principal amount of $225.0 million.

The 2022 AIG Loans and First Amendment transactions resulted in the Operating Partnership increasing its cash position by approximately $22.0 million as of August 5, 2022.

Our available liquidity at September 30, 2022 was approximately $45.0 million, consisting of cash and cash equivalents. As of September 30, 2022, the Company had $90.0 million outstanding borrowings under the Key Bank credit facility, consisting of borrowings of $50.0 million under its term loan facility with Key Bank and $40.0 million of borrowings under its revolving line of credit facility with Key Bank.

Net Cash Flows:

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Operating Activities

Net cash provided by operating activities was $14.2 million for the nine months ended September 30, 2022. Cash provided by operating activities included (i) income before depreciation, amortization, gain on extinguishment of debt, stock compensation, rental income in excess of amounts billed, non-cash lease expense, income from equity investment in unconsolidated affiliate and income from recovery of a portion of property related to casualty loss of $15.4 million, (ii) distribution from unconsolidated affiliate of $0.1 million, (iii) an increase in accounts payable and accrued expenses of $0.4 million, partially offset by (iv) an increase in other assets of $1.7 million primarily due to increased deferred leasing costs and lease incentives. Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2021. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, write-off of a portion of property related to a casualty loss, rental income in excess of amounts billed and income from equity investment in unconsolidated affiliate of $18.2 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of approximately $3.5 million primarily from increased rent and other receivables, lease incentives and deferred leasing costs, (iv) a decrease in other liabilities of $1.1 million primarily from reduced leasing commissions payable and (v) a decrease in accounts payable and accrued expenses of $0.4 million.

Investing Activities

Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2022. Cash used in investing activities resulted from (i) property improvements of $5.9 million, partially offset by (ii) proceeds of insurance recovery for a portion of property related to casualty loss of $0.6 million. Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2021. Cash used in investing activities resulted from (i) property improvements of $1.3 million, partially offset by (ii) a return of capital from unconsolidated affiliate of $0.2 million.

Financing Activities

Net cash provided by financing activities was $8.3 million for the nine months ended September 30, 2022.  Cash provided by financing activities resulted from (i) the proceeds of mortgage notes payable of $225.0 million from refinancing with American International Group, (ii) the proceeds of $40.0 million from the Company’s revolving line of credit facility with Key Bank, partially offset by (iii) settlement of pension withdrawal liability of $0.7 million, (iv) the payment of mortgage principal of $1.0 million, (v) the repayment of our outstanding mortgage notes payable of $233.1 million associated with the refinancing of debt with American International Group, (vi) the payment of the Company’s fourth quarter 2021 dividend, 2021 supplemental dividend, 2022 quarterly dividends totaling $8.3 million, (vii) distributions to non-controlling interests of $4.2 million, (viii) repurchases of the Company’s common stock of $1.0 million,  (ix) financing costs for revolving credit facility with Key Bank of $0.5 million and (x) financing costs for mortgage note payable of $7.9 million relating to the refinancing transaction with American International Group. Net cash used in financing activities was $16.3 million for the nine months ended September 30, 2021.  Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.6 million, (ii) the payment of the Company’s fourth quarter 2020 dividend, 2020 supplemental dividend and 2021 quarterly dividends totaling $6.8 million, (iii) distributions to non-controlling interests of $3.6 million and (iv) repurchases of Common Stock of $5.3 million pursuant to the Company’s self-tender offer.

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash and certain other income and expense items such as straight-lined rent, amortization of other intangible assets, mark to market debt adjustments, financing costs, our realized gain from an investment in a limited partnership, write-off of property related to casualty loss (net of insurance recoveries), gain or loss on extinguishment of debt, and stock compensation expense, which are not indicative of the results of our operating portfolio.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$695	$1,815	$3,259	$4,672
Add NAREIT defined adjustments
Real estate depreciation	1,644	1,595	4,875	4,832
Amortization of in-place leases and deferred leasing costs	496	482	1,494	1,600
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	2,835	3,892	9,628	11,104
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(72)	127	(8)	(273)
Amortization of other intangible assets	(51)	(63)	(150)	(93)
Amortization of financing costs	222	163	587	487
Write-off of a portion of property related to casualty loss, net of insurance recoveries	(433)	256	(433)	256
Gain on settlement of pension withdrawal liability	(82)	—	(82)	—
Stock compensation expense	245	132	822	573
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$2,664	$4,507	$10,364	$12,054

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. In September 2022, the Company entered into a settlement agreement whereby the remaining liability for this obligation of approximately $811,000 was paid with a settlement payment of approximately $684,000. As a result, the Company recorded a gain on settlement of pension withdrawal liability of approximately $127,000 and is included in other income on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022. This liability was included in other liabilities on the company’s condensed consolidated balance sheet as of December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement, dated October 22, 2021, with Key Bank and the other lenders parties thereto which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of September 30, 2022, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $900,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended September 30, 2022. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

10.1	Loan Agreement (NY Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.2	Loan Agreement (CT/NJ Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.3

First Amendment to First Amended and Restated Credit Agreement, Note Assumption, Consolidation and Modification Agreement and Amendment to Other Loan Documents, dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

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

GTJ REIT, INC.

Dated: November 9, 2022	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)