Form 10-K
period 2022-12-31
GTJ REIT, INC.
filed 2023-03-24
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 14, 2023, there were 13,333,757 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” “seek,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•
changes in economic conditions generally and the real estate market specifically;
•
legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);
•
availability of capital;
•
interest rates;
•
our ability to service our debt;
•
competition;
•
supply and demand for operating properties in our current and proposed market areas;
•
economic, political and social uncertainty;
•
information technology security breaches, including increased cybersecurity risks relating to the use of remote technology;
•
changes to generally accepted accounting principles;
•
policies and guidelines applicable to REITs;
•
litigation including costs associated with the prosecuting or defending claims and any adverse outcomes; and
•
the risk factors included in “Item 1A. Risk Factors.”

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements, unless otherwise required by law.

PART I

ITEM 1. BUSINESS

Overview

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our,” or “GTJ REIT”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of the date of this report, owns and operates, through GTJ Realty, LP, a limited partnership owned and controlled by the Company (the “Operating Partnership”) a total of 49 commercial properties in New York, New Jersey, Connecticut, Delaware and North Carolina. We focus primarily on the acquisition, ownership, management and operation of commercial real estate.

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT, Inc. common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 30.91%. As a result of the transaction, the Company’s then existing 7 properties, the subsequent acquisition of 19 properties and the sale of 2 properties from 2014 through the date of this report, the Company currently beneficially owns a 69.09% interest in a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial properties on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The following is information with respect to leases and occupancy of our properties:

•
Our 2023 contractual rental income (as described below) is approximately $55.5 million;
•
The occupancy rate of our properties owned as of December 31, 2022, is approximately 97% based on square footage, plus land available; and
•
The weighted average remaining term of the leases generating our 2023 contractual rental income is 5.8 years.

Our 2023 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2023 under leases existing at December 31, 2022. Contractual rental income excludes straight-line rent and amortization of intangibles. Approximately 43% of our 2023 contractual rental income and 38% of our 2022 contractual rental income is derived from leases with the City of New York for five locations, four leases with Federal Express, and one lease with Avis Rent-A-Car Systems.

2022 Highlights

•
Total revenues were $65.5 million in 2022, an increase of approximately $3.3 million, or 5%, from 2021.
•
Operating income before gain on sale of real estate decreased $1.4 million, or 5%, to $25.1 million in 2022 from approximately $26.5 million in 2021.
•
Completed 1,066,203 square feet of new leasing and renewals of existing leases during 2022.
•
Net income increased $12.4 million to $22.0 million in 2022 from $9.6 million in 2021.
•
Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased $0.3 million to $16.3 million in 2022 from $16.0 million in 2021.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of AFFO to net income attributable to common stockholders.

Description of Business

We intend to further expand our real estate portfolio beyond the current portfolio of 49 properties owned as of the date of this report. We seek to acquire commercial real estate at favorable prices, focusing on the industrial product sector. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the ability and flexibility to move quickly when an opportunity presents itself.

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

To the extent it is in the best interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, and growth of income and principal, without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide current cash distributions to stockholders. In addition, we may continue to look for attractive opportunities to divest certain of our properties or interests in our properties, potentially redeploying that capital in our focus markets or in other markets.

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
•
Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 91% of our 2023 contractual rental income expire after 2024, and leases representing approximately 14% of our 2023 contractual rental income expire after 2032; and
•
Scheduled rent increases. Leases representing approximately 82% of our 2023 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

Employees

As of December 31, 2022, we had a total of 13 employees, 12 of whom are full time, who were employed at GTJ REIT, Inc. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We believe in investing in talent at all levels within our organization. Employees are encouraged to take full advantage of professional development opportunities.

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
•
We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel due to a tight labor market in areas in which we operate.
•
All but two of our properties are located in New York, New Jersey and Connecticut making us vulnerable to changes in economic, regulatory or other conditions in the Northeast.
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
•
A pandemic, epidemic, outbreak of a contagious disease or other health crises may adversely affect our business and the business of our tenants.
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

Approximately 43% of our 2023 contractual rental income and 38% of our 2022 contractual rental income is derived from leases with the City of New York for five locations, four leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

Increased inflation could adversely affect us by increasing costs of land, construction and renovation. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In March 2022, the U.S. Federal Reserve began, has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business or financial results. While increases in most operating expenses at our properties can be passed on to our commercial tenants, some tenants have fixed reimbursement charges and expenses at these properties may not be able to be passed on to tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.

We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel due to a tight labor market in areas in which we operate.

Our success depends on our ability to continue to attract, retain, and motivate qualified personnel. Currently, the U.S. job market is experiencing labor shortages at record levels. Factors impacting the labor shortage include people leaving the workforce entirely, higher pay from competitors, demand for flexible working hours and remote work, and many other factors. The increased ability of employees in the workforce to work from home or in other remote work arrangements has made it and may continue to make it more difficult for us to compete in the job market. Our inability to attract, retain, and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

All but two of our properties are located in New York, New Jersey and Connecticut making us vulnerable to changes in economic, regulatory or other conditions in the Northeast that could have a material adverse effect on our results of operations.

All of our properties are located in New York, New Jersey and Connecticut, except for one property located in Delaware and one property acquired in 2023 which is located in North Carolina. This geographic concentration in the Northeast exposes us to greater risks than if we owned properties in multiple geographic regions. General economic conditions in the Northeast may significantly affect the occupancy and rental rates of our properties. Further, the economic condition of the region may also depend on a few industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the Northeast region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations, and our ability to meet our debt service requirements and make distributions to our stockholders.

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

From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases, result in the unavailability of financing. For example, the closures of Silicon Valley Bank ("SVB") and New York Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation ("FDIC") created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. The FDIC took control and was appointed receiver of SVB and New York Signature Bank on March 10, 2023 and March 12, 2023, respectively. The Company does not have any direct exposure to SVB or New York Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition

Many real estate costs are fixed, even if income from properties decreases.

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

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, the recent rise of inflation, supply chain disruptions, the conflict between Russia and Ukraine, rising interest rates, as well as the resulting governmental policies, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

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

A pandemic, epidemic, outbreak of a contagious disease, or other health crises may adversely affect our tenants’ financial condition and the profitability of our properties.

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to another pandemic or other health crisis, similar to the prior outbreak of novel coronavirus (COVID-19). Such events could result in the complete or partial closure of one or more of our tenants’ facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and /or delays in the delivery of our tenants’ inventory. Such events could severely disrupt our tenants’ operations and have a material adverse effect on our business, financial condition and results of operations. In addition, if such events lead to a significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition and results of operations could be adversely affected.

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

In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities and other areas that impact the business environment in the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. According to the latest data provided by the U.S. Environmental Protection Agency, the U.S. is responsible for approximately 15% of the global greenhouse gas emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to eliminate net greenhouse gas pollution by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. greenhouse gas emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. It is not yet known what the full impact of this law may have on our properties, business operations, or our tenants, but government efforts to combat climate change may impact the cost of operating our properties.

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

De-carbonization of grid-supplied energy could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. Buildings which consume fossil fuel onsite may be subject to penalties. In addition, the full transition of grid-supplied energy to renewable sources (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings. This legislation has not had a material impact on the Company's operations.

We may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as laws passed to impose limits or eliminate any onsite fossil fuel combustion in new construction and major renovations. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our obligations or distribute to our equity owners.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties are subject to the Americans with Disabilities Act of 1990 (“ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to stockholders.

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

Our Program may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the net asset value (“NAV”) per share. Our Program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time. Specifically, effective as of August 8, 2022, the Program limits the number of shares to be redeemed to no more than $2.0 million of shares in any calendar year (prior limit was $1.0 million of shares in any calendar year) and such repurchase is subject to funds being available. In addition, our Board of Directors reserves the right to amend, suspend or terminate the Program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the Program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the Program, they may not receive the same price they paid for any shares of our common stock being redeemed.

Since the Program became effective in 2017, the Company has received redemption requests each year exceeding the Program’s annual limit (other than in 2020 when the Program was suspended). As a result, we were unable to purchase all shares presented for redemption. The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program. The Company treats any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period. Because of the restrictions of our Program, our stockholders may not be able to sell their shares under the Program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The actual value of shares that we repurchase under our Program may be substantially less than what we pay.

The terms of our Program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. On March 23, 2023 the Company received its annual valuation as of December 31, 2022 for the calculation of NAV under the Program. Our Board of Directors approved an estimated per share NAV of our common stock of $23.39 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership), calculated as of December 31, 2022. The annual valuation resulted in an adjustment to the redemption price under the Program from $20.03 to $21.05 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 23, 2023, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $21.05 per share will be effective for the semi-annual period running from December 1, 2022 to May 31, 2023 and until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

In determining our most recent NAV per share, we relied upon a valuation of our properties as of December 31, 2022. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2022. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2022. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2022 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

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

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. These sales or divestitures may affect our costs, revenues, profitability, and financial condition. Divestitures have inherent risks, including possible delays in closing transactions, the risk of lower-than-expected sales proceeds, and potential post-closing claims for indemnification. Our ability to dispose of properties or interests in properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and potential negative impacts of climate change. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

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

Debt service payments decrease cash available for distribution. In the event the fair market value of our properties was to increase, we could incur more debt without a commensurate increase in cash flow to service the debt.

Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.

We use debt to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates have reduced our cash flow and future interest rate increases will reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced.

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

Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings would be secured by mortgages on our properties. The Company’s current total secured indebtedness as of December 31, 2022 was $446.0 million. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. In addition, the foreclosure of certain of our properties may trigger additional liabilities for us, such as payments which may be required pursuant to the Tax Protection Agreement.

Possible Adverse Consequences of Limits on Ownership and Transfer of our Shares

The limitation on ownership of our stock in our charter will prevent you from acquiring more than 9.9% of our common stock and may force you to sell common stock back to us.

Our charter limits the beneficial and constructive ownership of our capital stock by any single stockholder to 9.9% of the number of outstanding shares of each class or series of our stock including our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits the beneficial or constructive ownership of our capital stock by any stockholder that would result in (1) our capital stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our capital stock, applying broad attribution rules imposed by the federal tax laws, and (3) our company otherwise failing to qualify as a REIT for federal tax purposes. In addition, any attempted transfer of our capital stock that would result in the Company being beneficially owned by less than 100 persons will be disallowed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s 48 properties as of December 31, 2022 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	162,534	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,812	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,435	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	127,797	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,516	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,140	21.1
4 Corporate Place, Piscataway, NJ	Industrial	151,641	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office/Data Center	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Industrial	41,600	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,695	15.6
120 Old County Circle, Windsor Locks, CT	Industrial	83,200	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1
Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
Total		5,848,477	389.2
(1)
The square footage reflects the total leased area of land, building or land and building.

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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2022:

Year of Lease Expiration(1)	Number of Expiring Leases	Square Foot of Expiring Leases	2023 Contractual Rental Income Under Expiring Leases	Percent of 2023 Contractual Rental Income Represented by Expiring Leases
2023	6	524,710	$2,504,521	5%
2024	6	244,584	2,426,361	4%
2025	6	793,623	3,294,045	6%
2026	10	488,283	4,973,775	9%
2027	12	1,099,468	17,138,627	31%
2028	5	398,260	3,675,978	7%
2029	2	147,524	1,900,367	3%
2030	3	399,116	3,309,163	6%
2031	5	567,171	5,502,086	10%
2032	4	536,704	3,077,263	5%
2033 and after	3	503,561	7,747,392	14%
	62	5,703,004	$55,549,578	100%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2022:

Location of Property	Number of Expiring Leases	Number of Tenants	Number of Properties	2023 Contractual Rental Income	Percent of 2023 Contractual Rental Income
NYC, NY	Industrial	10	8	$24,349,651	44%
New York	Industrial/Retail	18	11	$8,402,668	15%
Connecticut	Industrial	16	15	$9,104,792	16%
New Jersey	Industrial/Office	17	13	$12,534,842	23%
Delaware	Industrial	1	1	$1,157,625	2%
Total		62	48	$55,549,578	100%

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

Real Property Used By the Company in Its Business

The real property used by us as of December 31, 2022, for the day-to-day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
Garden City, NY	Office	$27,755/ 1/31/2032	Executive Offices

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

Outstanding Common Stock and Holders

As of March 14, 2023, we had 13,333,757 shares issued and outstanding, held by approximately 580 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 14, 2023, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable with respect to the first quarter ended March 31, 2023, to common stockholders of record as of the close of business on March 31, 2023, payable on April 17, 2023. On March 14, 2023, our Board of Directors declared a supplemental cash dividend of $0.33 per share of common stock, payable with respect to the year ended December 31, 2022, to stockholders of record as of the close of business on March 31, 2023, payable on April 14, 2023. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2022 and 2021:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2022	Regular	11/2/2022	1/13/2023	0.10

9/30/2022	Regular	8/2/2022	10/14/2022	0.10

6/30/2022	Regular	6/9/2022	7/15/2022	0.10

3/31/2022	Regular	3/15/2022	4/18/2022	0.10

3/31/2022	Supplemental	3/15/2022	4/15/2022	0.32

12/31/2021	Regular	11/2/2021	1/14/2022	0.10

9/30/2021	Regular	8/3/2021	10/15/2021	0.10

6/30/2021	Regular	6/10/2021	7/16/2021	0.10

3/31/2021	Regular	3/16/2021	4/19/2021	0.10

3/31/2021	Supplemental	3/16/2021	4/16/2021	0.20

We have determined for income tax purposes that the 2022 regular dividends were considered ordinary dividend distributions. The total distributions paid in 2022 were the result of cash flow from operations.

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

Purchase of Securities:

Share Redemption Program

Our common stock is currently not registered under Section 12 of the Exchange Act and there is no established public market for shares of our common stock. In order to provide our stockholders with interim liquidity, on November 8, 2016, the Board of Directors approved a share redemption program authorizing redemption of the Company’s shares of common stock (the “Shares”), subject to certain conditions and limitations. On June 30, 2022, the Board of Directors amended and restated the share redemption program, effective as of August 8, 2022 (the "Program"), in order to increase the limit of the amount of redemptions permitted each year from $1 million to $2 million, and starting in 2023, to limit the number of redemptions receiving priority for death or disability to $1 million each year. The following is a summary of terms and provisions of the Program:

•
the Company will redeem the Shares on a semi-annual basis (each redemption period ending on May 31st and November 30th of each year), at a specified price per share (which price will be equal to 90% of its net asset value per share for the most recently completed calendar year, subject to adjustment) up to a yearly maximum of $2.0 million in Shares, subject to sufficient funds being available.
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
•
if the annual volume limitation is reached in any given semi-annual period or the Company determines to redeem fewer Shares than have been submitted for redemption in any particular semi-annual period due to the insufficiency of funds, the Company will redeem Shares on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program
•
beginning with the redemption period beginning December 1, 2022 and ending May 31, 2023, the number of redemptions receiving priority for death or disability will be limited to $1 million in shares per calendar year such that any stockholders requesting redemption upon death or disability will receive up to $1 million for shares per calendar year, and the remaining $1 million per calendar year will be available to redeem shares for the remainder of the Company’s stockholders in the following order of priority: (1) any redemptions that have been carried over from one or more previous semi-annual periods where the redemption amount remaining is less than $2,500; and (2) pro rata as to all other redemption requests (excluding redemptions upon death or disability); provided, however, that if the redemption requests upon death or disability are less than $1 million in shares in a calendar year, then the amount under $1 million would also be available for the remainder of the Company’s stockholders in accordance with the order of priority set forth in this sentence.
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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	November 30, 2017	$999,997
	2017	$14.36	$12.92	77,399	May 31, 2018	$999,995
	2018	$15.09	$13.58	73,637	May 31, 2019	$999,990
(1)	2019	$15.54	$13.99	-	-	$-
	2020	$17.52	$15.77	63,411	November 30, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
	2021	$22.25	$20.03	49,925	December 1, 2022	$999,998
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

Since the Program became effective in 2017, the Company received redemption requests during each year exceeding the Program’s annual limit (other than in 2020 when the Program was suspended). As a result, the Company was unable to purchase all Shares presented for redemption. The Company honored the requests it received on a pro rata basis in accordance with the policy on priority of redemptions set forth in the Program, subject to giving certain priorities in accordance with the Program. The Company treats any unsatisfied portions of redemption requests as requests for redemption in the next semi-annual period.

On March 23, 2023, the Company received its annual valuation as of December 31, 2022. The annual valuation resulted in an adjustment to the redemption price under the Program from $20.03 to $21.05 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 23, 2023, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $21.05 per share will be effective for the semi-annual period running from December 1, 2022 to May 31, 2023 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2022, we owned 48 properties, which are predominately industrial/warehouse locations leased on a net lease basis. The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT, Inc. common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 30.91%. As a result of the transaction, the Company's then existing 7 properties, the subsequent acquisition of 18 properties and the sale of 2 properties from 2014 through 2022, the Company beneficially owned a 69.09% interest in a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial properties on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware as of December 31, 2022.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no impairment charges relating to its remaining long-lived assets during the years ended December 31, 2022 and December 31, 2021, respectively.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2022 as compared with Year Ended December 31, 2021

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2022	2021	Amount	Percent
Revenues:
Rental income	$65,534	$62,181	$3,353	5%
Total revenues	65,534	62,181	3,353	5%
Operating Expenses:
Property operating expenses	14,829	13,658	1,171	9%
General and administrative	12,617	8,968	3,649	41%
Depreciation and amortization	12,948	12,995	(47)	0%
Total operating expenses	40,394	35,621	4,773	13%
Operating income before gain on sale of real estate	25,140	26,560	(1,420)	-5%
Gain on sale of real estate	14,593	—	14,593	100%
Operating income	39,733	26,560	13,173	50%
Interest expense	(19,453)	(17,125)	(2,328)	-14%
Equity in earnings of unconsolidated affiliate	153	132	21	16%
Other income, net	1,559	40	1,519	3782%
Net income	21,992	9,607	12,385	129%
Less: Net income attributable to noncontrolling interest	6,567	3,237	3,330	103%
Net income attributable to common stockholders	$15,425	$6,370	$9,055	142%
Revenues

Rental income increased approximately $3.3 million, or 5%, to $65.5 million for the year ended December 31, 2022 from $62.2 million for the year ended December 31, 2021. This increase is primarily attributable to an increase in the occupancy rate of our properties based upon square footage to 97% in 2022 from 96% in 2021 and increased rental income attributable to higher rental rates in 2022 compared to 2021.

Operating Expenses

Operating expenses increased $4.8 million, or 13%, to $40.4 million for the year ended December 31, 2022 from $35.6 million for the year ended December 31, 2021 primarily due to $1.2 million of higher property operating expenses and $3.6 million of higher general and administrative expenses. The increase in property operating expenses is primarily attributable to higher real estate taxes, repairs and maintenance expenses and insurance expense in 2022 compared to 2021. The increase in general and administrative expenses is primarily attributable to higher stock compensation expense, directors' fees and compensation expense in 2022 compared to 2021.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in East New York, New York for $29.4 million on November 9, 2022.

Interest Expense

Interest expense increased $2.3 million, or 14%, to approximately $19.4 million for the year ended December 31, 2022 from $17.1 million for the year ended December 31, 2021. The increase is primarily due to a higher interest rate and higher average principal balance of the Company’s outstanding term loan and credit facility with Key Bank in 2022 compared to 2021.

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

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto. The First Amended and Restated Credit Agreement provided for a $60 million senior secured credit facility consisting of (i) a $10 million revolving line of credit facility, with an initial term of three years and two one-year extension options and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option, which was funded in a single advance on October 22, 2021. Up to $10 million of the total commitments under the credit facility will be available for the issuance of letters of credit and swing line loans.

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

Our available liquidity at December 31, 2022 was approximately $59.5 million, consisting of cash and cash equivalents. As of December 31, 2022, the Company had $90.0 million outstanding borrowings under the Key Bank credit facility, consisting of borrowings of $50.0 million under its term loan facility with Key Bank and $40.0 million of borrowings under its revolving line of credit facility with Key Bank.

We expect to meet substantially all of our operating cash requirements, dividend payments required to maintain our REIT status and an estimated $1.8 million of 2023 principal mortgage debt amortization from cash flows from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. There are no maturities of mortgage principal in 2023. Additionally, in the normal course of our business, we may sell properties or interests in properties when we determine that it is in our best interests, which also generates additional liquidity. As it relates to the maturing debt in 2024 and 2025, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based upon market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Net Cash Flows

Year Ended December 31, 2022 vs. Year Ended December 31, 2021

Operating Activities

Net cash provided by operating activities was $21.8 million for the year ended December 31, 2022 compared to $19.9 million for the year ended December 31, 2021. For the 2022 period, cash provided by operating activities included (i) income before depreciation, amortization, gain on sale of real estate, gain on extinguishment of debt, stock compensation, rental income in excess of amounts billed, non-cash lease expense, income from equity investment in unconsolidated affiliate and income from recovery of a portion of property related to casualty loss of $22.8 million, (ii) distributions from unconsolidated affiliate of $0.1 million, (iii) an increase in accounts payable and accrued expenses of $3.4 million primarily due to increased leasing commissions payable and lease incentives payable, partially offset by (iv) an increase in other assets of $4.5 million primarily due to increased deferred leasing costs and lease incentives.

For the 2021 period, net cash provided by operating activities of $19.9 million included (i) net income before depreciation, amortization, stock compensation, write-off of a portion of property related to casualty loss, non-cash lease expense, rental income in excess of amounts billed, and income from equity in unconsolidated affiliate of $24.3 million, (ii) distribution from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of $3.1 million primarily due to an increase in deferred leasing costs, lease incentives and rent receivables, (iv) a decrease in accounts payable and accrued expenses of approximately $0.1 million and (v) a decrease in other liabilities of $1.3 million.

Investing Activities

Net cash provided by investing activities was $21.8 million for the year ended December 31, 2022. Cash provided by investing activities resulted from (i) proceeds from the disposition of properties, net of $28.4 million, (ii) proceeds of insurance recovery of a portion of property related to casualty loss of $0.6 million, partially offset by (iii) property improvements of approximately $7.2 million.

Net cash used in investing activities was $14.6 million for the year ended December 31, 2021. For the 2021 period, cash used in investing activities resulted from (i) the acquisition of one property for $13.0 million, (ii) property improvements of $1.9 million, partially offset by (iii) a return of capital from an unconsolidated affiliate of approximately $0.2 million and (iv) proceeds of insurance recovery of a portion of property related to casualty loss of $0.1 million.

Financing Activities

Net cash used in financing activities was $11.8 million for the year ended December 31, 2022 compared to $20.5 million for the year ended December 31, 2021. For the 2022 period, cash used in financing activities resulted from (i) settlement of pension withdrawal liability of $0.7 million, (ii) the payment of mortgage principal of $1.3 million, (iii) the repayment of our outstanding mortgage notes payable of $233.1 million associated with the refinancing of debt with American International Group, (iv) the payment of the Company’s fourth quarter 2021 dividend, 2021 supplemental dividend and 2022 quarterly dividends totaling $9.6 million, (v) distributions to non-controlling interests of $4.9 million, (vi) purchase of limited partnership interest in operating partnership of $16.8 million, (vii) repurchases of the Company’s common stock of $2.0 million, (viii) financing costs for revolving credit facility with Key Bank of $0.5 million and (ix) financing costs for mortgage note payable of $7.9 million relating to the refinancing transaction with American International Group, partially offset by (x) the proceeds of mortgage notes payable of $225.0 million from refinancing with American International Group and (xi) the proceeds of $40.0 million from the Company’s revolving line of credit facility with Key Bank.

For the 2021 period, cash used in financing activities of $20.5 million resulted from (i) the payment of mortgage principal of $0.8 million, (ii) repurchases of common stock of $6.3 million, (iii) the payment of the Company’s secured revolving credit facility with Key Bank of $50.0 million, (iv) the payment of the Company’s fourth quarter 2020 dividend, 2020 supplemental dividend and 2021 quarterly dividends totaling $8.2 million, (v) distributions to non-controlling interests of approximately $4.7 million and (vi)

loan costs from the Company’s revolving credit line facility and term loan with Key Bank of $0.5 million, partially offset by (vii) proceeds from the Company’s term loan facility with Key Bank of $50.0 million.

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

The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2022 and 2021 (All amounts are net of noncontrolling interest).

The reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO (in thousands):

	2022	2021
Net income attributable to common stockholders	$15,425	$6,370
Add NAREIT defined adjustments:
Real estate depreciation	6,919	6,436
Gain on sale of properties	(10,083)	-
Amortization of in-place leases and deferred leasing costs	2,132	2,088
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	14,393	14,894
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	596	(142)
Amortization of other intangible assets	(216)	(151)
Amortization of financing costs	895	662
Write-off of a portion of property related to casualty loss, net of insurance recoveries	(468)	13
Gain on settlement of pension withdrawal liability	(87)	-
Stock compensation expense	1,143	698
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$16,256	$15,974

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

On November 9, 2022, the Company (through its Operating Partnership) sold this property located in East New York, New York for $29.4 million.

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

Environmental Matters

As of December 31, 2022, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no accrued liability needed for these on-going activities on the accompanying consolidated balance sheets.

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. In September 2022, the Company entered into a settlement agreement whereby the remaining liability for this obligation of approximately $811,000 was paid with a settlement payment of approximately $684,000. As a result, the Company recorded a gain on settlement of pension withdrawal liability of approximately $127,000 and is included in other income on the Company’s consolidated statement of operations for the year ended December 31, 2022. This liability was included in other liabilities on the Company’s consolidated balance sheet as of December 31, 2021.

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2022 and into early 2023 and has indicated that it foresees further interest rate increases in 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement,

dated October 22, 2021, with Key Bank and the other lenders parties thereto which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of December 31, 2022, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $900,000 annually if SOFR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc.

Garden City, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of impairment of real estate held for investment

The Company’s net real estate held for investment was approximately $414.4 million as of December 31, 2022. As described in Note 2 to the consolidated financial statements, the Company reviews each real estate investment for impairment when events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition.

We identified the assessment of real estate investments for impairment as a critical audit matter. Significant management judgment is required in the evaluation of potential impairment indicators and the assessment of assumptions used to estimate the expected undiscounted future cash flows of the real estate investments tested for recoverability, including market rental rates and market capitalization rates. Auditing management’s judgments related to the assessment of real estate investments for evidence of impairment involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s assessment of potential impairment indicators on all properties, including negative trends in occupancy and negative trends in property operating results.
•
Evaluating management’s assumptions, including market rental rates and market capitalization rates, used in performing a recoverability analysis related to a real estate property for which a triggering event was identified.
•
Utilizing professionals with specialized knowledge and experience in valuation to assist in evaluating the reasonableness of certain market-based assumptions, including market rental rates and market capitalization rates, utilized by management in the recoverability test.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2009.

New York, New York

March 24, 2023

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(amounts in thousands, except share and per share data)

	2022	2021
ASSETS
Real estate, at cost:
Land	$197,745	$206,777
Buildings and improvements	310,425	308,012
Total real estate, at cost	508,170	514,789
Less: accumulated depreciation and amortization	(93,785)	(84,190)
Net real estate held for investment	414,385	430,599
Cash and cash equivalents	59,504	27,623
Restricted cash	986	1,047
Rental income in excess of amount billed	15,825	15,930
Acquired lease intangible assets, net	4,726	6,138
Investment in unconsolidated affiliate	3,814	3,761
Right-of-use asset - operating lease, net	2,816	3,042
Other assets	19,061	16,257
Total assets	$521,117	$504,397
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$345,466	$361,687
Term loan payable, net	49,700	49,601
Secured revolving credit facility	40,000	—
Accounts payable and accrued expenses	7,533	3,977
Dividends payable	1,333	1,333
Acquired lease intangible liabilities, net	1,801	2,524
Right-of-use liability - operating lease	2,973	3,134
Other liabilities	6,160	5,937
Total liabilities	454,966	428,193
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,333,757 and 13,333,335 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	141,812	155,192
Distributions in excess of net income	(107,082)	(112,897)
Total stockholders’ equity	34,731	42,296
Noncontrolling interest	31,420	33,908
Total equity	66,151	76,204
Total liabilities and equity	$521,117	$504,397

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

(amounts in thousands, except share and per share data)

	2022	2021
Revenues:
Rental income	$65,534	$62,181
Total revenues	65,534	62,181
Operating Expenses:
Property operating expenses	14,829	13,658
General and administrative	12,617	8,968
Depreciation and amortization	12,948	12,995
Total operating expenses	40,394	35,621
Operating income before gain on sale of real estate	25,140	26,560
Gain on sale of real estate	14,593	—
Operating income	39,733	26,560
Interest expense	(19,453)	(17,125)
Equity in earnings of unconsolidated affiliate	153	132
Other income, net	1,559	40
Net income	21,992	9,607
Less: Net income attributable to noncontrolling interest	6,567	3,237
Net income attributable to common stockholders	$15,425	$6,370
Net income per common share attributable to common stockholders - basic earnings per share	$1.15	$0.47
Net income per common share attributable to common stockholders - diluted earnings per share	$1.15	$0.47
Weighted average common shares outstanding - basic	13,356,688	13,555,761
Weighted average common shares outstanding - diluted	13,442,087	13,641,160

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2022 and 2021

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2021	—	13,627,220	$1	$161,092	$(111,129)	$49,964	$34,333	$84,297
Common stock dividends	—	—	—	—	(8,138)	(8,138)	—	(8,138)
Repurchases — common stock	—	(440,518)	—	(6,279)	—	(6,279)	—	(6,279)
Stock-based compensation	—	146,633	—	1,080	—	1,080	—	1,080
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,363)	(4,363)
Net income	—	—	—	—	6,370	6,370	3,237	9,607
Reallocation of equity	—	—	—	(701)		(701)	701	—
Balance at December 31, 2021	—	13,333,335	1	155,192	(112,897)	42,296	33,908	76,204
Common stock dividends	—	—	—	—	(9,610)	(9,610)	—	(9,610)
Repurchases — common stock	—	(99,850)	—	(2,000)	—	(2,000)	—	(2,000)
Purchases — LP interests	—	—	—	(16,800)	—	(16,800)	—	(16,800)
Stock-based compensation	—	100,272	—	1,504	—	1,504	—	1,504
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	15,425	15,425	6,567	21,992
Reallocation of equity	—	—	—	3,916	—	3,916	(3,916)	—
Balance at December 31, 2022	—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(amounts in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,992	$9,607
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(14,593)	—
Gain on settlement of pension withdrawal liability	(127)	—
Depreciation	9,891	9,792
Amortization of intangible assets and deferred charges	4,036	3,992
Stock-based compensation	1,504	1,080
(Income) from insurance recovery or write-off of a portion of property related to casualty loss, net	(677)	20
Non-cash lease expense	64	92
Rental income in excess of amount billed	839	(180)
Income from equity investment in unconsolidated affiliate	(153)	(132)
Distributions from unconsolidated affiliate	100	132
Changes in operating assets and liabilities:
Other assets	(4,523)	(3,143)
Accounts payable and accrued expenses	3,411	(47)
Other liabilities	35	(1,310)
Net cash provided by operating activities	21,799	19,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(7,253)	(1,891)
Cash paid for property acquisition	—	(12,972)
Proceeds from disposition of property, net	28,400	—
Return on capital from unconsolidated affiliate	—	167
Proceeds of recovery of a portion of property related to casualty loss	642	67
Net cash provided by (used in) investing activities	21,789	(14,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	225,000	—
Financing costs from mortgage notes payable	(7,888)	—
Payment of mortgage notes payable	(233,100)	—
Proceeds from revolving credit facility	40,000	—
Loan costs from revolving credit facility	(514)	(82)
Loan costs from term loan payable	—	(413)
Proceeds from term loan payable	—	50,000
Payment of mortgage principal	(1,298)	(824)
Payment of revolving credit facility	—	(50,000)
Purchase of limited partnership interest	(16,800)	—
Repurchases of common stock	(2,000)	(6,279)
Extinguishment of pension withdrawal liability	(684)	—
Cash distributions to noncontrolling interests	(4,874)	(4,755)
Cash dividends paid	(9,610)	(8,168)
Net cash used in financing activities	(11,768)	(20,521)
Net increase in cash, cash equivalents and restricted cash	31,820	(15,247)
Cash and cash equivalents including restricted cash of $1,047 and $1,662, respectively, at the beginning of period	28,670	43,917
Cash and cash equivalents including restricted cash of $986 and $1,047, respectively, at the end of period	$60,490	$28,670
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$17,700	$16,143
Non-cash expenditures for real estate	$500	$355
Right-of-use asset and liability	$2,973	$3,134

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 26, 2006, under the Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate.

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

Any references to square footage, acreage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the consolidated financial statements are unaudited.

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 30.91%. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 18 properties and the sale of 2 properties from 2014 through 2022, the Company owned a 69.09% interest in a total of 48 properties consisting of approximately 5.8 million square feet of primarily industrial properties on approximately 389 acres of land in New York, New Jersey, Connecticut and Delaware as of December 31, 2022. At December 31, 2022, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 4.0 million shares of the Company’s Series B preferred stock.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of and for the years ended December 31, 2022 and December 31, 2021. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

The effects of the COVID-19 pandemic did not impact the Company’s results of operations, financial condition and cash flows for the years ended December 31, 2022 and December 31, 2021.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of December 31, 2022, or December 31, 2021.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.6 million and $0.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, approximately $0.2 million and $4.5 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2021, approximately $0.3 million and $5.8 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2022, and 2021, $1.8 million and $2.5 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2022, over the next five years and thereafter (in thousands):

		Increase to
	Net increase to	amortization
	rental revenues	expense
2023	$635	$1,189
2024	498	903
2025	147	733
2026	71	603
2027	88	368
Thereafter	170	738
	$1,609	$4,534

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

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2022 were $17.0 million and $9.4 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2022 were $1.6 million and $1.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2021 were $17.4 million and $9.8 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2021 were $1.6 million and $1.3 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets for the years ended December 31, 2022 and 2021.

Reportable Segments:

As of December 31, 2022, the Company primarily operated in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index, subject to certain maximums and minimums.

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

Tenant receivables at December 31, 2022 and 2021 were $0.6 million and $1.4 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Lease Accounting:

As lessor, the Company has made an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. The Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line in the presentation within the consolidated statements of operations.

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

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. The Company was a party to an office lease which expired on December 31, 2020 and continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to $3.5 million and $3.8 million as of December 31, 2022 and December 31, 2021, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of $3.1 million, as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease on December 31, 2022, over the next five years and thereafter (in thousands):

2023	$342
2024	353
2025	363
2026	374
2027	385
Thereafter	1,696
Total future minimum lease payments	3,513
Less imputed interest	540
Total right-of-use liability - operating lease	$2,973

The following table presents additional disclosures regarding the Company’s office leases for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Operating lease costs	$308	$271
Variable lease costs	29	—
Total lease costs	$337	$271

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share. Stock option awards were included in the computation of diluted earnings per share in 2022 and 2021 because the option awards were dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2022, and 2021, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2022, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. All non-interest bearing transaction accounts deposited at an insured depository institution are insured by the Federal Deposit Insurance Corporation up to the standard maximum deposit insurance amount of $250,000. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of the financial institutions.

Rental income of $9.5 million, derived from five leases with the City of New York, represented 15% of the Company’s total rental income for the year ended December 31, 2022. Rental income of $9.6 million, derived from five leases with the City of New York, represented 15% of the Company’s total rental income for the year ended December 31, 2021.

Rental income of $9.0 million, derived from four leases with Federal Express, represented 14% of the Company’s total rental income for the year ended December 31, 2022. Rental income of $8.6 million, derived from four leases with Federal Express, represented 14% of the Company’s total rental income for the year ended December 31, 2021.

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

Recently Issued Accounting Pronouncements:

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which modifies ASC 848 (ASU 2020-04 discussed below), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not have any derivative transactions to which this ASU applied. As a result, the implementation of this ASU did not have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provided optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 was effective as of March 12, 2020. The Company has a credit line facility to which this ASU was applied beginning in 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Balance at beginning of year	$514,789	$499,686
Property acquisitions	—	13,642
Property disposition	(14,017)	—
Improvements	7,398	1,966
Adjustment for assets written off	—	(505)
Balance at end of year	$508,170	$514,789

The changes in accumulated depreciation and amortization related to real estate held for investment, for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Balance at beginning of year	$84,190	$74,569
Property disposition	(211)	—
Depreciation and amortization for year	9,806	9,756
Adjustment for assets written off	—	(135)
Balance at end of year	$93,785	$84,190

East New York, New York

On October 26, 2021, the Company (through its Operating Partnership) acquired for cash a vacant 58,003 square-foot single story warehouse/industrial building in East New York, New York for $13.6 million, exclusive of closing costs. On November 9, 2022, the Company sold this property for $29.4 million, exclusive of closing costs, resulting in a net gain of approximately $14.6 million.

Purchase Price Allocations:

The purchase price of the above acquisition was allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the date of acquisition. There were no property acquisitions in 2022.

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during 2022 and 2021 (in thousands):

	2022	2021
Land	$ —	$9,032
Building and Improvements	—	4,610
Total Consideration	$ —	$13,642

Casualty Loss:

The Company incurred a weather-related casualty loss of approximately $396,000 related to one of its properties during 2021. The loss was insured and the Company has recorded insurance reimbursements of approximately $677,000 and $376,000 related to this loss in 2022 and 2021, respectively. The casualty loss and related insurance reimbursements are included in other income, net, on the accompanying consolidated statements of operations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2022	December 31, 2021	Maturity
People’s United Bank	4.18%	15,084	15,442	10/15/2024
American International Group	4.05%	—	233,100	3/1/2025
Allstate Life Insurance Company	4.00%	35,638	36,435	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,878	5,980	4/1/2030
Transamerica Life Insurance Company	3.45%	2,379	2,420	4/1/2030
American International Group 2022	4.63%	225,000	—	9/1/2032
	Subtotal	355,979	365,377
	Unamortized loan costs	(10,513)	(3,690)
	Total	$345,466	$361,687

Amortization of deferred mortgage loan costs was $1.1 million and $0.9 million for the years ended December 31, 2022 and December 31, 2021, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

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

American International Group Loan Agreement:

On February 20, 2015, the Operating Partnership refinanced the outstanding debt on certain properties and placed new financing on others by entering into loan agreements (collectively, the “AIG Loan Agreements”) with American General Life Insurance Company, the Variable Annuity Life Insurance Company, the United States Life Insurance Company in the City of New York, American Home Assurance Company and Commerce and Industry Insurance Company.

The AIG Loan Agreements provided a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan was a 10-year term loan that required interest only payments at the rate of 4.05% per annum. During the period from April 1, 2015, to February 1, 2025, payments of interest only were payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Operating Partnership’s obligation to pay the interest, principal and other amounts under the Loan Agreement were evidenced by the secured promissory notes executed on February 20, 2015 (the “AIG Notes”). The AIG Notes were secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut.

The outstanding indebtedness and fees were repaid on August 5, 2022 in connection with the American International Group 2022 Loan Agreement (defined below) which terminated the Company’s loan obligations under the AIG Loan Agreements.

Allstate Life Insurance Company Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provides a secured facility with a 10-year term loan. During the first three years of the term of the loan, it required interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule with a balloon payment of $33.7 million due at maturity.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2022, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2023	$1,792
2024	16,374
2025	34,778
2026	868
2027	903
Thereafter	301,264
Total	$355,979

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

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Key Bank and the other lenders parties thereto (collectively, the “Lenders”). The maturity date of the secured revolving credit facility was extended from June 30, 2022 under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provided for a $60 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $10 million revolving line of credit facility, with an initial term of three years and two one-year extension options, subject to certain other customary conditions (the “Revolver”) and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option and subject to certain other customary conditions, which was funded in a single advance on October 22, 2021 (the “Term Loan”). Up to $10 million of the total commitments under the Credit Facility will be available for the issuance of letters of credit and swing line loans. Loan costs paid in connection with the Credit Facility were $0.5 million.

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

The Operating Partnership’s continuing ability to borrow under the Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including, among others, with respect to maximum consolidated leverage ratio, minimum consolidated fixed charge coverage ratio, minimum liquidity, minimum consolidated tangible net worth, minimum debt yield, maximum distributions, minimum occupancy, permitted investments and restrictions on indebtedness. The Amended and Restated Credit Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, an inaccuracy of a representation or warranty, and a default with regard to performance of certain covenants. The Amended and Restated Credit Agreement includes customary representations and warranties of the Operating Partnership, which must continue to be true and correct in all material respects as a condition to future draws. In addition, the Amended and Restated Credit Agreement also includes customary events of default (in certain cases subject to customary cure), in the event of which, amounts outstanding under the Credit Facility may be accelerated.

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

On August 5, 2022 (the “Closing Date”), the Operating Partnership entered into a First Amendment (the “First Amendment”) to the First Amended and Restated Credit Agreement with Key Bank, as agent and lender, First Financial Bank, as lender, and the Company and certain direct and indirect subsidiaries of the Company as guarantors. The First Amendment amended the First Amended and Restated Credit Agreement to, among other things, (i) increase the amount available under the Revolver from $10 million to $40 million, (ii) extend the maturity date of the Revolver from October 22, 2024 to August 5, 2025, (iii) extend the maturity date of the Term Loan from October 22, 2025 to August 5, 2026, (iv) replace the interest rate option based on LIBOR with interest rate options based on the Secured Overnight Financing Rate (“SOFR”), including term SOFR and daily simple SOFR, and (v) add certain subsidiaries of the Operating Partnership as guarantors, and mortgages encumbering properties owned by such subsidiaries as collateral. In connection with the First Amendment, the Company incurred loan related costs of $0.5 million, which are included as a component of other assets in the accompanying consolidated balance sheet.

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

Outstanding borrowings under the Term Loan were $50.0 million as of December 31, 2022, and are a SOFR rate borrowing. Outstanding borrowings under the Term Loan were $50.0 million as of December 31, 2021, and were a LIBOR rate borrowing. The interest rate on the Term Loan as of December 31, 2022 was 6.67%. Unamortized loan costs for the Term Loan were $0.3 million and $0.4 million as of December 31, 2022 and December 31, 2021, respectively, and are included in term loan payable, net in the accompanying consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $40.0 million as of December 31, 2022. The interest rate on the Revolver as of December 31, 2022 was 6.72%. There were no outstanding borrowings as of December 31, 2021. Unamortized loan costs for the Revolver were $0.5 million and $0.1 million as of December 31, 2022 and December 31, 2021, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.2 million and $0.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2022, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board of Directors” or “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2022 and December 31, 2021.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2022, and 2021, the Company had a total of 13,333,757 and 13,333,335 shares of common stock issued and outstanding, respectively.

On December 1, 2022, the Company purchased 49,925 shares of common stock pursuant to its share redemption program at a purchase price of $20.03 per share for a total consideration of approximately $1.0 million.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2022 and 2021:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 16, 2021	March 31, 2021	April 16, 2021	$0.20	(1)
March 16, 2021	March 31, 2021	April 19, 2021	$0.10
June 10, 2021	June 30, 2021	July 16, 2021	$0.10
August 3, 2021	September 30, 2021	October 15, 2021	$0.10
November 2, 2021	December 31, 2021	January 14, 2022	$0.10
March 15, 2022	March 31, 2022	April 15, 2022	$0.32	(2)
March 15, 2022	March 31, 2022	April 18, 2022	$0.10
June 9, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 14, 2022	$0.10
November 2, 2022	December 31, 2022	January 13, 2023	$0.10

(1)
Represents a supplemental 2020 dividend.
(2)
Represents a supplemental 2021 dividend.

In order to qualify as a REIT, the Company must distribute at least 90% of its taxable income and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation) and timing differences for the recognition of income and the deduction of expenses, in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

Noncontrolling Interest:

On November 16, 2022, the Operating Partnership, pursuant to a certain Order dated October 6, 2022 of the United States Bankruptcy Court for the Eastern District of New York, purchased 6,421 Class B limited partner units of the Operating Partnership for cash consideration of $16,799,424 from VWU888 LLC.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017. The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of December 31, 2022, the Company had 1,126,054 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vest immediately) and then ratably over the respective vesting periods.

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

On July 1, 2022, 400,000 non-qualified stock options were granted to key officers of the Company and had a three-year vesting period. For this grant, the exercise price was $18.15 per share and was equal to the value per share based upon a valuation of the shares conducted by an independent third party for the purpose of valuing shares of the Company’s common stock. The fair value of these stock options was based upon the Black-Scholes option pricing model, calculated at the grant date. The input assumptions used in this model were the Company's share value of $18.15 described above at December 31, 2021, the expected life (6.5 years), risk-free rate (3.0325%), volatility (23.06%) and dividend yield (3.967%).

All options expire ten years from the date of grant. For the year ended December 31, 2022 there was $0.2 million of stock compensation expense relating to these options. For the year ended December 31, 2021, there was no stock compensation expense relating to these stock options as the 2016 options have fully vested.

The Board of Directors has determined the value of a share of common stock at December 31, 2022 to be $16.55 based on a valuation completed with the assistance of an independent third party for purposes of valuing shares of the Company’s common stock pursuant to the 2017 Plan.

For the years ended December 31, 2022 and 2021, the Company’s total stock-based compensation in the statement of equity was approximately $1,504,000 and $1,080,000, respectively. As of December 31, 2022, there was approximately $2,364,000 of unamortized stock compensation related to restricted stock. The cost is expected to be recognized over a weighted average period of 2.4 years.

At December 31, 2022, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 916,733 shares of restricted stock were outstanding, 750,253 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2021	154,130	$12.01
New shares issued through December 31, 2022	100,272	18.15
Vested	(87,922)	15.51
Non-vested shares outstanding as of December 31, 2022	166,480	$14.20

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of December 31, 2022:

Number of Shares
2023	51,554
2024	37,696
2025	27,749
2026	19,986
2027	13,707
2028	8,687
Thereafter	7,101
Total Non-vested Shares	166,480

7. EARNINGS PER SHARE:

Basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS reflects the potential dilution that could occur if option contracts were exercised and converted into common stock. There were 85,399 common share equivalents in both 2022 and 2021, respectively, presented in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	2022	2021
Numerator:
Net income attributable to common stockholders	$15,425	$6,370
Denominator:
Weighted average common shares outstanding – basic	13,356,688	13,555,761
Weighted average common shares outstanding – diluted	13,442,087	13,641,160
Basic and Diluted Per Share Information:
Net income per share – basic	$1.15	$0.47
Net income per share – diluted	$1.15	$0.47

8. RELATED PARTY TRANSACTIONS:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold minority ownership interests in a real estate brokerage firm in which they do not engage in management activities, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the aggregate contractual rents of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the aggregate contractual rents of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the aggregate contractual rents of approximately $4,500,000. In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on the aggregate contractual rents of approximately $21,000,000. In October 2021, as a result of a prior introduction to a property, the Company purchased the property resulting in approximately $402,000 in brokerage commissions. In October 2022, the firm acted as the exclusive broker for another one of the Company's properties. The tenant signed an extension agreement which resulted in approximately $2,900,000 of brokerage commissions on the aggregate contractual rents of $82,500,000.

Paul Cooper and Louis Sheinker each hold interests in a real estate brokerage firm, Green Holland Management LLC ("GHM"). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions.

The Company’s former executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, were being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. The lease agreement expired in 2020. The Company continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. In December 2020, The Rochlin Organization represented the Company in the negotiation of a lease with a third-party for its offices resulting in the payment of $155,000 of brokerage commissions. The Company moved its offices to this new location in October, 2021.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. In September 2022, the Company entered into a settlement agreement whereby the remaining liability for this obligation of approximately $811,000 was paid with a settlement payment of approximately $684,000. As a result, the Company recorded a gain on settlement of pension withdrawal liability of approximately $127,000 and is included in other income on the Company’s consolidated statements of operations for the year ended December 31, 2022. This liability was included in other liabilities on the company’s consolidated balance sheet as of December 31, 2021.

Environmental Matters:

As of December 31, 2022, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

Real Property Used By the Company in Its Business

On December 11, 2020, the Company signed a ten-year four-month lease, with one five-year option to extend the lease, as tenant with Steel Garden LLC, as landlord, for the premises located at 1399 Franklin Avenue, Suite 100, Garden City, New York. The lease commencement date was October 1, 2021 (see Note 2). The monthly minimum rent for the first year of the lease term is $27,755.21 with 3% annual rental increases, and the Company is entitled to four months of free minimum rent.

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

The fair values of cash and cash equivalents, restricted cash, rent and other receivables, dividends payable, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable are based on the discounted cash flow method using current treasury rates and commercial loan spreads, which are Level 2 inputs. The fair values of secured revolving credit facility, term loan payable and pension withdrawal liability are based on borrowing rates available to the Company, which are Level 2 inputs. The carrying values of term loan payable and mortgage notes payable are stated at their principal balances below. The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	December 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$59,504	$59,504	$27,623	$27,623
Restricted cash	986	986	1,047	1,047
Rent and other receivables	1,476	1,476	2,929	2,929
Financial liabilities:
Dividends payable	$1,333	$1,333	$1,333	$1,333
Accounts payable and accrued expenses	7,533	7,533	3,977	3,977
Secured revolving credit facility	40,000	40,000	—	—
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	355,979	326,788	365,377	376,322
Pension withdrawal liability	—	—	854	911

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2022 and 2021 were approximately $56,000 and $53,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs were approximately $76,000 for both of the years ended December 31, 2022 and 2021.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net income	$21,992	$9,607
GAAP net (income) of taxable subsidiaries	(747)	(466)
GAAP net income from REIT operations	21,245	9,141
Operating expense book deductions greater than tax	4,643	1,027
Book depreciation in excess of tax depreciation	4,022	3,963
GAAP amortization of intangibles in excess of tax amortization	689	1,012
Straightline rent adjustments	879	(219)
Mortgage refinance costs tax deductions greater than book	(5,665)	—
Gain on sale of real estate	(14,593)	—
Casualty gain not taxable	(677)	—
(Income) allocable to noncontrolling interest	(3,677)	(5,233)
Estimated taxable income	$6,866	$9,691

We have determined for income tax purposes that the 2022 and 2021 regular dividends were considered ordinary dividend distributions. The total distributions paid in both 2022 and 2021 were the result of cash flows from operations.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2022 and 2021. The TRS entities have approximately $18.6 million of net operating loss carry-forwards at December 31, 2022, of which $0.4 million expires in 2023 and the remainder begins to expire in 2027. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2022, under operating leases for the next five years and thereafter are as follows (in thousands):

2023	$55,550
2024	53,732
2025	52,149
2026	50,726
2027	33,446
Thereafter	111,647
Total	$357,250

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SUBSEQUENT EVENTS:

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, North Carolina for $28.7 million which is subject to a 10 year lease expiring on July 31, 2032.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2022. In making this assessment, our management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that require the Company to include only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 14, 2023:

Name	Age	Position
Paul Cooper	62	Chairman of the Board, CEO and Class II Director
Louis Sheinker	61	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	67	Chief Financial Officer and Treasurer
Douglas Cooper	76	Class I Director
John Leahy	80	Class III Director
Stanley Perla	79	Class II Director
Donald Schaeffer	72	Class III Director
David Jang	62	Class I Director
Brandon Konigsberg	52	Class III Director

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

David Jang has been a director of the Company since October 2018. Mr. Jang, a graduate of the Wharton School at the University of Pennsylvania, has served as the Managing Partner/CEO at Deep Blue Investment Advisors, an institutional investment advisory firm, since August 2018. Previously, Mr. Jang served as a Partner of Client Advisory Services & Business Development at Water Walker Investments from August 2015 to August 2018. From August 2012 to August 2015, he served as Senior Vice President of Client Advisory Services at Davidson Fixed Income Management. Between May 2009 and August 2012, he was the Senior Managing Consultant of The PFM Group. Previously, Mr. Jang was the Vice President of Fixed Income Institutional Sales for Multi-Bank Securities, Inc. Mr. Jang also served as a director for the Company from June 2006 to December 2010 and has served various other treasury functions at large, multi-national institutions and is a Certified Treasury Professional. Mr. Jang is deemed an independent director.

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

Our Board currently consists of eight directors: Paul Cooper, Louis Sheinker, Douglas Cooper, John Leahy, Stanley Perla, Donald Schaeffer, David Jang and Brandon Konigsberg. Directors are elected at each annual meeting of stockholders. We have a staggered Board. Class I directors, which are Messrs. D. Cooper and Jang, have a term expiring at the annual stockholders meeting in 2025 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2023 or until their successors are elected and qualified. Class III directors, Messrs. Konigsberg, Leahy and Schaeffer, have a term expiring at the annual stockholders meeting in 2024 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held eight meetings during 2022. Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2022 annual meeting of stockholders, all members of the Board as of the date of the annual meeting attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow after each quarterly meeting of the Board.

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

During the year ended December 31, 2022, the Audit Committee held four meetings.

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

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for each of the years ended December 31, 2022 and December 31, 2021, was approximately $57,000 and $32,000, respectively.

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

During the year ended December 31, 2022, the Compensation Committee held one meeting. On May 25, 2022 the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation. The Compensation Committee decided to keep compensation for the directors unchanged.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2022 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2022	$750,000	$1,100,000	$649,988	$584,600	$111,897	(1)(2)(3)	$3,196,485
	2021	$650,000	$850,000	$649,990	$—	$102,989	(1)(2)(3)	$2,252,979
Louis Sheinker, President, Chief Operating Officer and Secretary	2022	$750,000	$1,100,000	$649,988	$584,600	$124,966	(1)(2)(3)	$3,209,554
	2021	$600,000	$850,000	$649,990	$—	$108,640	(1)(2)(3)	$2,208,630
Stuart Blau, Chief Financial Officer and Treasurer	2022	$350,000	$275,000	$249,998	$—	$41,527	(1)(2)	$916,525
	2021	$300,000	$225,000	$174,990	$—	$45,991	(1)(2)	$745,981

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

Options granted to our named executive officers in 2022 were non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined by our Board on the date of the grant. All of the stock options granted to our named executive officers in 2022 were granted under our 2017 Plan. 400,000 options were granted to the named executive officers in 2022.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2022:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/9/2022	35,812	$649,988
Louis Sheinker, Chief Operating Officer, President and Secretary	6/9/2022	35,812	$649,988
Stuart Blau, Chief Financial Officer and Treasurer	6/9/2022	13,774	$249,998

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2022:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2022	24,505	444,758	—	—
	2021	26,321	313,223	—	—
	2020	10,226	129,873	—	—
	2019	6,651	77,146	—	—
	2018	2,981	34,730	—	—
	2017	1,377	15,970	—	—
Louis Sheinker	2022	24,505	444,758	—	—
	2021	26,321	313,223	—	—
	2020	10,226	129,873	—	—
	2019	6,651	77,146	—	—
	2018	2,981	34,730	—	—
	2017	1,377	15,970	—	—
Stuart Blau	2022	10,209	185,300	—	—
	2021	7,573	90,121	—	—
	2020	3,522	44,732	—	—
	2019	1,054	12,226	—	—

(1)
The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2022:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price(2)	Option Expiration Date(3)
Paul Cooper, Chairman and Chief Executive Officer	100,000	—	—	$10.40	November 2026
Louis Sheinker, Chief Operating Officer, President and Secretary	100,000	—	—	$10.40	November 2026
Paul Cooper, Chairman and Chief Executive Officer	—	200,000	—	$18.15	July 2032
Louis Sheinker, Chief Operating Officer, President and Secretary	—	200,000	—	$18.15	July 2032

(1)
The options vest on July 2, 2025.
(2)
Fair market value of shares on the date of grant.
(3)
10 years from the date of grant.

Option Exercises and Stock Vested:

Options issued in 2008 pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper and 50,000 shares were purchased on May 31, 2017. No options were exercised by our named executive officers in 2022.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2022.

Paul Cooper Employment Agreement

On November 2, 2021, the Board following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the second amended and restated employment agreement by and between the Company and Paul Cooper (the “CEO Employment Agreement”), which agreement was executed by the parties on November 3, 2021. The CEO Employment Agreement provides for an initial term of five years, from January 1, 2022 through and including December 31, 2026, and two successive automatic one-year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Cooper at the rate of $750,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $750,000 per year (the “Cooper Cash Bonus”) and an equity bonus payable in shares of the Company’s restricted common stock valued at $500,000 per year (the “Cooper Equity Bonus”), upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Cooper is employed by the Company. The Company also agreed to grant Mr. Cooper a stock option under the Company’s 2017 Incentive Award Plan, as amended, or a successor plan (the “Equity Plan”), to acquire 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and which will vest in its entirety on the 3rd anniversary of the grant date in accordance with the terms of a stock option agreement (the “Option Agreement”). The stock option will be granted as soon as practicable after the Company receives its annual valuation in 2022 for the purpose of valuing shares of common stock pursuant to the Equity Plan. Mr. Cooper will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan when the Company attains the Adjusted Funds From Operations targets (as described in the Company’s Long-Term Equity Plan (the “LTEP”)) and as further adjusted in accordance with the procedures set forth in Appendix 1 to the LTEP. In addition, the CEO Employment Agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $7 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The CEO Employment Agreement also contains the following termination terms and provisions:

• In the event that (i) Mr. Cooper terminates his employment with the Company without good reason or (ii) the Company terminates Mr. Cooper’s employment for cause, the Company’s obligations under the agreement will be reduced to paying his unpaid salary and reimbursable expenses owing to him prior to such termination (the “Accrued Obligations”), and

• In the event that (i) Mr. Cooper terminates his employment with the Company for good reason, or (ii) the Company terminates Mr. Cooper during his employment term without cause, (iii) Mr. Cooper terminates his employment with the Company during the 90-day period following a change of control of the Company, or (iv) the Company elects not to renew the CEO Employment Agreement after the expiration of the initial or renewal term, then in each case, the Company’s termination obligations will include the payment of the Accrued Obligations, severance payments (the amount of which depends on the circumstances of his departure), accelerated vesting of unvested equity bonus and COBRA payments equal to the lesser of the remainder of the term or the maximum period of COBRA continuation coverage applicable to the Chief Executive Officer.

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

Louis Sheinker Employment Agreement

On November 2, 2021, the Board also, following review and recommendation of the Compensation Committee, approved the Company’s execution of the amended and restated Employment Agreement by and between the Company and Louis Sheinker (the “President Employment Agreement”), which agreement was executed by the parties on November 3, 2021. The President Employment Agreement provides for an initial term of five years, from January 1, 2022 through and including December 31, 2026, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Sheinker at the rate of $750,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Sheinker may earn a cash bonus of $750,000 per year (the “Sheinker Cash Bonus”) and an equity bonus payable in shares of the Company’s restricted common stock valued at $500,000 per year (the “Sheinker Equity Bonus”), upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Sheinker is employed by the Company. The Company also agreed to grant Mr. Sheinker a stock option under the Company’s Equity Plan, to acquire 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and which will vest in its entirety on the 3rd anniversary of the grant date in accordance with the terms of the Option Agreement. The stock option will be granted as soon as practicable after the Company receives its annual valuation in 2022 for the purpose of valuing shares of common stock pursuant to the Equity Plan. Mr. Sheinker will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan when the Company attains the AFFO targets (as described in the LTEP) and as further adjusted in accordance with the procedures set forth in Appendix 1 to the LTEP. In addition, the President Employment Agreement provides that the Company will provide Mr. Sheinker with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $7 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The President Employment Agreement also contains the following termination terms and provisions:

•
In the event that (i) Mr. Sheinker terminates his employment with the Company without good reason or (ii) the Company terminates Mr. Sheinker’s employment for cause, the Company’s obligations under the agreement will be reduced to paying the Accrued Obligations, and
•
In the event that (i) Mr. Sheinker terminates his employment with the Company for good reason, or (ii) the Company terminates Mr. Sheinker during his employment term without cause, (iii) Mr. Sheinker terminates his employment with the Company during the 90-day period following a change of control of the Company, or (iv) the Company elects not to renew the President Employment Agreement after the expiration of the initial or renewal term, then in each case, the Company’s termination obligations will include the payment of the Accrued Obligations, severance payments (the amount of which depends on the circumstances of his departure), accelerated vesting of unvested equity bonus and COBRA payments equal to the lesser of the remainder of the term or the maximum period of COBRA continuation coverage applicable to the Chief Operating Officer.

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

2022 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 25, 2022, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2021 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $450,000 cash bonus and a $200,000 restricted stock bonus under the 2017 Plan. The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2021 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s bonuses since the performance benchmarks were exceeded. The Compensation Committee approved increasing the cash bonus award by $650,000 each, for a total cash bonus of $1,100,000 to each of Messrs. P. Cooper and L. Sheinker and approved increasing the restricted stock bonus by $450,000 each, for a total equity bonus of $650,000 to each of Messrs. P. Cooper and L. Sheinker.

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

Stuart Blau Employment Letter

On November 14, 2017, Stuart M. Blau was appointed as the Company’s Chief Financial Officer and Treasurer. In connection with Mr. Blau’s appointment, the Company and Mr. Blau entered into an employment letter (the “Employment Letter”) setting forth the terms and conditions of Mr. Blau’s employment with the Company. The Employment Letter provides that Mr. Blau will, among other things, (i) receive a base salary of $300,000 per annum, subject to annual review, (ii) be eligible to receive an annual discretionary performance bonus, and (iii) be entitled to participate in the Company’s benefit programs. In addition, the Employment Letter contains confidentiality and non-disclosure covenants customary for agreements of this nature. On May 25, 2022, the Compensation Committee discussed the performance of Mr. Blau and the Company's profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to increase Mr. Blau's base salary to $350,000 per annum for the 2022 fiscal year.

2022 Bonuses Paid Under the S. Blau Employment Letter

On May 25, 2022, the Compensation Committee discussed the performance of Mr. Blau and the Company’s profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to entitle the executive to a $275,000 cash bonus and a $250,000 restricted stock bonus under the 2017 Plan.

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2022:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
John Leahy	78,750	44,994	—	—	—	123,744
Stanley Perla	81,250	44,994	—	—	—	126,244
Donald Schaeffer	83,750	44,994	—	—	—	128,744
Douglas Cooper	66,250	44,994	—	—	—	111,244
David Jang	71,250	44,994	—	—	—	116,244
Brandon Konigsberg	73,750	44,994	—	—	—	118,744

Our non-officer Directors received the following forms of compensation for 2022:

•
Annual Retainer. Effective July 1, 2021, our Directors receive an annual retainer of $65,000. Each independent director who serves on the Audit Committee receives $7,500 per year and each independent director who serves as chairman of the Audit Committee is paid an additional fee of $7,500 per year. Each independent director who serves on the Compensation Committee receives $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $5,000 per year.
•
Meeting Fees. Effective July 1, 2021, our Directors no longer receive meeting fees.
•
Equity Compensation. Effective July 1, 2021, upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director receives $45,000 in shares of restricted stock at fair market value on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2022, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2022.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership	Class(6)
Paul Cooper (1)	664,926	4.8%
Louis Sheinker (2)	556,676	4.0%
Douglas Cooper (3)	214,109	1.6%
Stuart Blau (5)	42,631	*
John Leahy (4)	30,988	*
Donald Schaeffer (4)	30,988	*
Stanley Perla (4)	26,970	*
David Jang (5)	14,822	*
Brandon Konigsberg (5)	9,015	*
All Executive Officers and Directors as a Group	1,591,125	8.1%

* Represents less than 1.0% of the Company’s outstanding common stock.

(1)
Includes options to purchase 100,000 shares which may be purchased under the Company’s 2007 Incentive Award Plan (the “2007 Plan”) and 200,000 shares which may be purchased under the Company's 2017 Incentive Award Plan (the "2017 Plan"). Also includes 179,369 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 192,974 shares held by the Paul Cooper 2020 Dynasty Trust.
(2)
Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 200,000 shares which may be purchased under the 2017 Plan. Also includes 171,952 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 84,724 shares held by the Louis Sheinker 2020 Dynasty Trust.
(3)
Includes 74,695 restricted shares granted under the 2007 Plan and 15,036 restricted shares granted under the 2017 Plan.

(4)
Restricted shares granted under the 2007 Plan and the 2017 Plan.
(5)
Restricted shares granted under the 2017 Plan.
(6)
Based on 13,333,757 shares of common stock outstanding as of December 31, 2022.

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

The following information is provided as of December 31, 2022, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	200,000	$10.40	879,618	—
Equity compensation plans approved by security holders (2)	400,000	$18.15	873,946	1,126,054
Equity compensation plans not approved by security holders	—	—	—	—
Total	600,000	$15.57	1,753,564	1,126,054

(1)
This equity compensation is under the 2007 Plan.
(2)
This equity compensation is under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold minority ownership interests in a real estate brokerage firm in which they do not engage in management activities, The Rochlin Organization. The firm acted as the exclusive broker for one of the Company’s properties. In 2013, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and the firm earning brokerage commissions. In subsequent years, the tenant has expanded square footage and exercised renewal options, resulting in the firm earning additional brokerage commissions. In March 2018, the tenant exercised its option to renew its lease for the premises resulting in approximately $107,000 of brokerage commissions on the aggregate contractual rents of $3,600,000. In November 2018, the tenant concluded negotiations to expand the premises by an additional 30,000 square feet which resulted in approximately $40,000 of brokerage commissions on the aggregate contractual rents of $670,000. In February 2020, the tenant exercised its option to renew its lease for the premises resulting in approximately $135,000 of brokerage commissions on the aggregate contractual rents of approximately $4,500,000. In July 2020, the firm introduced a new tenant to the property, resulting in the execution of a lease agreement and the firm earning a brokerage commission of approximately $406,000 on the aggregate contractual rents of approximately $21,000,000. In October 2022, the firm acted as the exclusive broker for another one of the Company's properties. The tenant signed an extension agreement which resulted in approximately $2,900,000 of brokerage commissions on the aggregate contractual rents of $82,500,000.

Paul Cooper and Louis Sheinker each hold interests in a real estate brokerage firm, Green Holland Management LLC ("GHM"). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions.

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

Any member of the Board who has an interest in the transaction under discussion will abstain from voting on the approval of the Related Party Transaction, but may, if so requested by the Chairperson of the Board, participate in some or all of the Board’s discussions of the Related Party Transaction. Upon completion of its review of the transaction, the Board may determine to permit or to prohibit the Related Party Transaction in its good faith judgment.

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

Director Independence

Our Board of Directors currently consists of eight members. As of March 14, 2023, six of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. With respect to Mr. Douglas Cooper’s independence, the Board considered that he previously served as an executive officer of the Company over eight years ago, that a law firm in which he was a partner previously served as counsel to the Company over nine years ago and that his cousin currently serves as the CEO of the Company. The Board determined that Mr. Douglas Cooper qualified as an independent director given the number of years that have passed since he has served as an executive officer and the law firm in which he was a partner served as legal counsel to the Company and the fact that the Board did not believe that cousin relationship with the CEO would interfere with his exercise of independent judgment in carrying out his responsibilities as a director. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Except as otherwise disclosed in this Annual Report on Form 10-K, none of our directors engages in any transaction, relationship, or arrangement contemplated under Item 404(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 15, 2022, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2022 Annual Report on Form 10-K.

The following table presents aggregate fees billed for each of the years ended December 31, 2022 and 2021 for professional services rendered by BDO USA, LLP in the following categories:

	2022	2021
Audit fees	$489,250	$440,970
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—
Total	$489,250	$440,970

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

Tax fees. These are fees for all professional services performed by professional staff in BDO USA, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice. In 2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for the years ended December 31, 2022 and December 31, 2021 were $57,000 and $56,000, respectively.

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

Exhibit Number	Exhibit
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

10.44	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.45	Loan Agreement (CT/NJ Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.46	Loan Agreement (NY Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.47

First Amended and Restated Credit Agreement, dated October 22, 2021, by and among GTJ Realty, LP, KeyBank National Association, the other lending institutions party thereto, and KeyBanc Capital Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.48

First Amendment to First Amended and Restated Credit Agreement, Note Assumption, Consolidation and Modification Agreement and Amendment to Other Loan Documents, dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.49

Second Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between the Company and Paul Cooper (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.50

Second Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between the Company and Louis Sheinker (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.51	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.52	First Amendment to GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.53	Form of Stock Option Agreement under the 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
10.54	GTJ REIT, Inc. Long-Term Equity Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.55

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.56

Loan Agreement, dated December 20, 2017, by and among the Company, certain subsidiaries and/or affiliates of the Company, United States Life Insurance Company, and other lending institutions party thereto (Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.57

Promissory Note, dated December 20, 2017, made by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.58

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

Exhibit Number	Exhibit
10.60

Loan Agreement, dated March 21, 2018, by and among certain subsidiaries of the Company and The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.61

Consolidated, Amended and Restated Promissory Note, dated March 21, 2018, made by certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.62

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

10.65

Secured Promissory Note, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.66

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

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

32.1	Certification of Chief Executive Officer (furnished herewith).

32.2	Certification of Chief Financial Officer (furnished herewith).

Exhibit Number	Exhibit
99.1	Amended and Restated Share Redemption Program (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2022
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	E	3,416	9,972	725	3,416	10,698	14,114	2,901	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	B	3,237	572	—	3,237	572	3,809	143	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	B	3,008	7,097	—	3,008	7,097	10,105	1,827	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	E	2,275	7,822	387	2,275	8,209	10,484	2,226	1996	1/17/2013
36 Midland Ave, Port Chester, NY	B	2,428	6,409	499	2,428	6,908	9,336	1,912	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	B	5,390	16,463	3,270	5,390	19,733	25,123	4,447	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	B	827	1,916	331	827	2,247	3,074	532	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	B	948	2,265	—	948	2,265	3,213	609	1986	1/17/2013
8 Slater Street, Port Chester, NY	B	1,997	4,640	1,237	1,997	5,877	7,874	1,449	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY		8,907	117	4,284	8,907	4,401	13,308	3,973	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	B	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	B	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	B	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	B	38,210	937	2,343	38,210	3,280	41,490	3,248	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY		14,506	323	1,168	14,637	1,360	15,997	1,186	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	A	26,678	98	561	26,678	659	27,337	162	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	D	3,304	6,469	—	3,304	6,469	9,773	2,875	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	D	4,751	27,906	—	4,751	27,906	32,657	4,618	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	B	786	422	—	786	422	1,208	136	1980	3/26/2007
Total NY:		144,202	98,038	17,759	144,333	115,667	260,000	39,808
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	B	2,275	12,538	1,133	2,275	13,671	15,946	3,617	1986	1/17/2013
200 American Road, Morris Plains, NJ	B	725	5,361	224	725	5,585	6,310	1,434	2004	1/17/2013
300 American Road, Morris Plains, NJ	E	1,466	6,628	670	1,466	7,298	8,764	1,864	1987	1/17/2013
400 American Road, Morris Plains, NJ	B	1,724	9,808	1,038	1,724	10,846	12,570	2,919	1990	1/17/2013
500 American Road, Morris Plains, NJ	E	1,711	8,111	104	1,711	8,215	9,926	2,207	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ	F	1,898	1,402	5,830	1,898	7,232	9,130	1,782	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	C	790	1,937	289	790	2,226	3,016	597	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	C	1,780	8,999	320	1,780	9,319	11,099	1,972	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	C	6,187	18,855	150	6,187	19,005	25,192	4,298	2004	3/13/2015
4 Corporate Place, Piscataway, NJ	C	2,145	1,744	144	2,145	1,888	4,033	578	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	C	2,666	4,381	55	2,666	4,436	7,102	1,242	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	D	1,176	5,357	—	1,176	5,357	6,533	1,477	1966	7/27/2017
Office/Data Center:
25 Corporate Place, Piscataway, NJ	C	2,269	8,343	—	2,269	8,343	10,612	2,017	1985	3/13/2015
Total NJ:		26,812	93,464	9,957	26,812	103,421	130,233	26,004
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT	F	833	867	3,235	833	4,102	4,935	1,705	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	B	2,660	4,807	250	4,156	5,057	9,213	1,965	1973	1/17/2013
15 Progress Drive, Shelton, CT		984	3,411	308	984	3,719	4,703	1,060	1980	1/17/2013
33 Platt Road, Shelton, CT	B	3,196	5,402	—	3,196	5,402	8,598	2,742	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT		1,551	3,524	48	1,551	3,572	5,123	965	1946	1/17/2013
12 Cascade Blvd, Orange, CT	B	1,688	3,742	159	1,688	3,901	5,589	961	1987	1/17/2013
15 Executive Blvd., Orange, CT	B	1,974	5,357	1,182	1,974	6,539	8,513	2,211	1983	1/17/2013
25 Executive Blvd., Orange, CT	B	438	1,481	59	438	1,540	1,978	389	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	B	1,462	2,915	731	1,462	3,646	5,108	1,158	1989	1/17/2013
269 Lambert Rd, Orange, CT	B	1,666	3,516	230	1,666	3,746	5,412	1,275	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT		1,572	11,797	1,247	1,572	13,044	14,616	3,823	2003	4/8/2014
120 Old County Circle, Windsor Locks, CT		200	—	5,955	200	5,955	6,155	862	2018	4/8/2014
4 Meadow Street, Norwalk, CT	B	856	3,034	541	856	3,575	4,431	1,114	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	B	2,456	8,658	415	2,456	9,073	11,529	2,502	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	B	1,080	8,909	(3,879)	1,080	5,030	6,110	393	2020	1/17/2013
Total CT:		22,616	67,420	10,481	24,112	77,901	102,013	23,125
Delaware
Industrial:
300 McIntire Drive, Newark, DE	D	2,488	13,033	403	2,488	13,436	15,924	4,848	1999	6/1/2016
Total DE:		2,488	13,033	403	2,488	13,436	15,924	4,848
Grand Total:		196,118	271,955	38,600	197,745	310,425	508,170	93,785

(1)
Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.

	2022	2021
Balance at beginning of year	$514,789	$499,686
Property acquisitions	—	13,642
Property disposition	(14,017)	—
Improvements	7,398	1,966
Adjustment for assets written off	—	(505)
Balance at end of year	$508,170	$514,789

	2022	2021
Balance at beginning of year	$84,190	$74,569
Property disposition	(211)	—
Depreciation and amortization for year	9,806	9,756
Adjustment for assets written off	—	(135)
Balance at end of year	$93,785	$84,190

Lender	Principal Outstanding
A—People’s United Bank	$15,084
B—American International Group 2022	225,000
C—Allstate Corporation	35,638
D—United States Life Insurance Company	39,000
E—United States Life Insurance Company	33,000
F—Transamerica Life Insurance Company	8,257
Total	$355,979

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 24, 2023	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 24, 2023

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2023

/s/ Douglas A. Cooper Douglas A. Cooper	Director	March 24, 2023

/s/ David Jang David Jang	Director	March 24, 2023

/s/ Brandon Konigsberg Brandon Konigsberg	Director	March 24, 2023

/s/ John J. Leahy John J. Leahy	Director	March 24, 2023

/s/ Stanley R. Perla Stanley R. Perla	Director	March 24, 2023

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 24, 2023