Form 10-Q
period 2023-03-31
GTJ REIT, INC.
filed 2023-05-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,333,757 shares of common stock as of May 2, 2023.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$223,308	$197,745
Buildings and improvements	310,492	310,425
Total real estate, at cost	533,800	508,170
Less: accumulated depreciation and amortization	(96,319)	(93,785)
Net real estate held for investment	437,481	414,385
Cash and cash equivalents	34,600	59,504
Restricted cash	1,084	986
Rental income in excess of amount billed	15,560	15,825
Acquired lease intangible assets, net	6,992	4,726
Investment in unconsolidated affiliate	3,853	3,814
Right-of-use asset - operating lease, net	2,752	2,816
Other assets	19,307	19,061
Total assets	$521,629	$521,117
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$345,380	$345,466
Secured revolving credit facility	40,000	40,000
Term loan payable, net	49,720	49,700
Accounts payable and accrued expenses	6,445	7,533
Dividends payable	5,734	1,333
Acquired lease intangible liabilities, net	1,621	1,801
Right-of-use liability - operating lease	2,916	2,973
Other liabilities	7,948	6,160
Total liabilities	459,764	454,966
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,333,757 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	142,123	141,812
Distributions in excess of net income	(110,216)	(107,082)
Total stockholders’ equity	31,908	34,731
Noncontrolling interest	29,957	31,420
Total equity	61,865	66,151
Total liabilities and equity	$521,629	$521,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2023	2022
Revenues:
Rental income	$18,559	$16,123
Total revenues	18,559	16,123
Operating Expenses:
Property operating expenses	3,616	3,763
General and administrative	2,497	2,229
Depreciation and amortization	3,349	3,230
Total operating expenses	9,462	9,222
Operating income	9,097	6,901
Interest expense	(5,867)	(4,287)
Equity in earnings of unconsolidated affiliate	39	41
Other income	433	480
Net income	3,702	3,135
Less: Net income attributable to noncontrolling interest	1,102	1,063
Net income attributable to common stockholders	$2,600	$2,072
Net income per common share attributable to common stockholders - basic earnings per share	$0.19	$0.16
Net income per common share attributable to common stockholders - diluted earnings per share	$0.19	$0.15
Weighted average common shares outstanding – basic	13,333,757	13,333,335
Weighted average common shares outstanding – diluted	13,369,407	13,418,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2023	$—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151
Common stock dividends	—	—	—	—	(5,734)	(5,734)	—	(5,734)
Stock-based compensation	—	—	—	311	—	311	—	311
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,565)	(2,565)
Net income	—	—	—	—	2,600	2,600	1,102	3,702
Balance at March 31, 2023	$—	13,333,757	$1	$142,123	$(110,216)	$31,908	$29,957	$61,865

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2022	$—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204
Common stock dividends	—	—	—	—	(5,600)	(5,600)	—	(5,600)
Stock-based compensation	—	—	—	166	—	166	—	166
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,070)	(3,070)
Net income	—	—	—	—	2,072	2,072	1,063	3,135
Balance at March 31, 2022	$—	13,333,335	$1	$155,358	$(116,425)	$38,934	$31,901	$70,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited, amounts in thousands)

	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,702	$3,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,555	2,466
Amortization of intangibles and deferred charges	1,113	966
Stock-based compensation	311	166
Income from insurance recovery of a portion of property related to casualty loss	—	(333)
Non-cash lease expense	7	37
Rental income in excess of amount billed	(218)	71
Distributions from unconsolidated affiliate	—	41
Income from equity investment in unconsolidated affiliate	(39)	(41)
Changes in operating assets and liabilities:
Other assets	105	(1,153)
Accounts payable and accrued expenses	(825)	1,611
Other liabilities	427	627
Net cash provided by operating activities	7,138	7,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(481)	(2,346)
Expenditures for property acquisitions	(29,007)	—
Return of capital from unconsolidated affiliate	—	9
Proceeds of insurance recovery of a portion of property related to casualty loss	—	642
Net cash used in investing activities	(29,488)	(1,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(353)	(287)
Financing costs from mortgage notes payable	(49)	—
Cash distributions to noncontrolling interests	(721)	(449)
Cash dividends paid	(1,333)	(1,333)
Net cash used in financing activities	(2,456)	(2,069)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(24,806)	3,829
Cash and cash equivalents including restricted cash of $986 and $1,047, respectively, at the beginning of period	60,490	28,670
Cash and cash equivalents including restricted cash of $1,084 and $1,322, respectively, at the end of period	$35,684	$32,499
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$5,463	$4,002
Non-cash expenditures for real estate	$238	$933
Right-of-use asset and liability	$2,973	$3,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 26, 2006, under the Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey, Connecticut, Delaware and North Carolina. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments, and to 35.50% due to the redemption of certain shares of GTJ REIT common stock. As a result of this acquisition, the Company’s then existing seven properties and the subsequent acquisition of nineteen properties and the sale of two properties from 2014 through March 31, 2023, the Company currently owns a 69.09% interest in a total of 49 properties consisting of approximately 6.3 million square feet (unaudited) of primarily industrial properties on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The Operating Partnership also owns, through a joint venture, a 50% interest in a recently constructed state-of-the-art industrial building in Piscataway, New Jersey. At March 31, 2023, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock and approximately 4.0 million shares of the Company’s Series B preferred stock.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of and for the three months ending March 31, 2023 and March 31, 2022. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

The effects of the COVID-19 pandemic did not impact the Company's results of operations, financial condition and cash flows for the three months ended March 31, 2023 and March 31, 2022.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2022, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 24, 2023.

Use of Estimates:

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these condensed consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in impairments of certain assets. Significant estimates include the useful lives of long-lived assets including property, equipment and intangible assets, impairment of assets, collectability of receivables, contingencies, stock-based compensation, and fair value of assets and liabilities acquired in business combinations and asset acquisitions.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of March 31, 2023 and December 31, 2022.

Upon the acquisition of real estate properties, the accumulated cost of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) on a relative fair value basis in accordance with GAAP. The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The aggregate value of in-place leases is measured based on the avoided costs associated with lack of revenue over a market-oriented lease-up period, the avoided leasing commissions, and other avoided costs common in similar leasing transactions.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions.

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.1 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, above-market and in-place leases of approximately $0.9 million and $6.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2022, above-market and in-place leases of approximately $0.2 million and $4.5 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2023, and December 31, 2022, approximately $1.6 million and $1.8 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2023, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2023 (in thousands):

	Net increase	Increase to
	(decrease) to rental revenues	amortization expense
Remainder of 2023	$415	$1,018
2024	414	1,099
2025	64	928
2026	(13)	798
2027	4	564
2028	4	440
Thereafter	(218)	1,195
	$670	$6,042

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for each of the three months ended March 31, 2023 and 2022.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of March 31, 2023 were $17.0 million and $9.3 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2023 were $0.4 million and $0.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2022 were $17.0 million and $9.4 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2022 were $0.4 million and $0.3 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at March 31, 2023 or December 31, 2022.

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

Debt Issuance Costs:

Debt issuance costs relate to the Company’s mortgage notes payable, which are amortized over the term of the respective debt agreements. These debt issuance costs are included in mortgage notes payable, net on the condensed consolidated balance sheets. If mortgage notes payable are extinguished, the unamortized charges are expensed.

Reportable Segments:

The Company operates in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums.

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

Tenant receivables at March 31, 2023 and December 31, 2022 were $1.3 million and $0.6 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of March 31, 2023, under operating leases for the remainder of 2023, the next five years, and thereafter are as follows (in thousands):

Remainder of 2023	$43,095
2024	55,440
2025	53,857
2026	52,433
2027	35,154
2028	28,545
Thereafter	90,929
Total	$359,453

Lease Accounting:

As lessor, the Company has made an accounting policy election to account for lease concessions related to the effects of COVID-19 consistent with how those concessions would be accounted for under Topic 842, which is as though the enforceable rights and obligations for those concessions existed regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract. The Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line within the condensed consolidated statements of operations.

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

The following table presents additional disclosures regarding the Company’s rental income for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022
Fixed lease revenue	$15,450	$12,854
Variable lease revenue	3,109	3,269
Total lease revenue	$18,559	$16,123

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $3.4 million and $3.5 million as of March 31, 2023 and December 31, 2022, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2023, the next five years, and thereafter (in thousands):

Remainder of 2023	$257
2024	352
2025	364
2026	374
2027	385
2028	397
Thereafter	1,299
Total future minimum lease payments	3,428
Less imputed interest	512
Total right-of-use liability - operating lease	$2,916

The following table presents additional disclosures regarding the Company’s office leases for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022
Operating lease costs	$83	$56
Variable lease costs	11	6
Total lease costs	$94	$62

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

Restricted Cash:

Restricted cash reserves are required under certain loan agreements and include reserves used to pay real estate taxes, leasing costs and capital improvements.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of March 31, 2023, and December 31, 2022, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2023, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the three months ended March 31, 2023, rental income of $2.4 million derived from five leases with the City of New York represented 13% of the Company’s rental income. For the three months ended March 31, 2022, rental income of $2.4 million derived from five leases with the City of New York represented 15% of the Company’s rental income.

For the three months ended March 31, 2023, rental income of $2.6 million derived from five leases with Federal Express represented 14% of the Company’s rental income. For the three months ended March 31, 2022, rental income of $2.2 million derived from four leases with Federal Express represented 14% of the Company’s rental income.

Stock-Based Compensation:

The Company has a stock-based compensation plan which is described below in Note 6. The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC Topic 718, share-based compensation cost is measured at the grant date or service-inception date (if it precedes the grant date), based on the fair value of the award. Share-based compensation is expensed at the grant date (for awards or portion of awards that vested immediately), or ratably over the respective vesting periods, determined from the start of the grant date or service-inception date through the date of vesting.

Recently Issued Accounting Pronouncements:

In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which modifies ASC 848 (ASU 2020-04), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not have any derivative transactions to which this ASU applied. As a result, the implementation of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provided optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 was effective as of March 12, 2020. The Company has a credit line facility to which this ASU was applied beginning in 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” The guidance required organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off balance sheet exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 31, 2019, including interim periods within those periods, and for all other entities for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

3. REAL ESTATE:

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, NC for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032.

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the three months ended March 31, 2023:

Purchase Price
Allocation
Land	$17,383
Land improvements	8,029
Acquired lease intangible assets (1)	2,655
Other assets	940
Total consideration	$29,007
(1)
Acquired lease intangible assets include both in-place and above-market lease allocations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2023	December 31, 2022	Maturity
People’s United Bank	4.18%	14,990	15,084	10/15/2024
Allstate Life Insurance Company	4.00%	35,433	35,638	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	33,000	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,840	5,878	4/1/2030
Transamerica Life Insurance Company	3.45%	2,363	2,379	4/1/2030
American International Group 2022	4.63%	225,000	225,000	9/1/2032
	Subtotal	355,626	355,979
	Unamortized loan costs	(10,246)	(10,513)
	Total	$345,380	$345,466

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

The AIG Loan Agreements provided a secured loan in the principal amount of $233.1 million (the “AIG Loan”). The AIG Loan was a 10-year term loan that required interest-only payments at the rate of 4.05% per annum. During the period from April 1, 2015, to February 1, 2025, payments of interest-only were payable in arrears with the entire principal balance plus any accrued and unpaid interest due and payable on March 1, 2025. The Operating Partnership’s obligation to pay the interest, principal and other amounts under the AIG Loan Agreements was evidenced by the secured promissory notes executed on February 20, 2015 (the “AIG Notes”). The AIG Notes were secured by certain mortgages encumbering 28 properties in New York, New Jersey and Connecticut.

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

The U.S. Life Loan Agreement provides for a secured loan facility in the principal amount of $39.0 million (the “Loan Facility”). The Loan Facility is a 10-year term loan that requires interest-only payments at the rate of 3.82% per annum. During the period from February 1, 2018 to December 1, 2027, payments of interest only on the principal balance of the U.S. Life Note (as defined below) will be payable in arrears, with the entire principal balance due and payable on January 1, 2028, the loan maturity date. Subject to certain conditions, the U.S. Life Borrowers may prepay the outstanding loan amount in whole on or after January 1, 2023, by providing advance notice of the prepayment to the Lender and remitting a prepayment premium equal to the greater of 1% of the then outstanding principal amount of the Loan Facility or the then present value of the U.S. Life Note (as defined below). The U.S. Life Borrowers paid the Lender a one-time application fee of $50,000 in connection with the Loan Facility. The U.S. Life Borrowers’ obligation to pay the principal, interest and other amounts under the Loan Facility is evidenced by the secured promissory note executed by the U.S. Life Borrowers as of the Closing Date (the “U.S. Life Note”). The U.S. Life Note is secured by certain mortgages encumbering the U.S. Life Borrowers’ properties (a total of four properties) located in New York, New Jersey and Delaware. In the event of default, the initial rate of interest on the U.S. Life Note will increase to the greatest of (i) 18% per annum, (ii) a per annum rate equal to 4% over the prime established rate, or (iii) a per annum rate equal to 5% over the original interest rate, all subject to the applicable state or federal laws. The U.S. Life Note contains other terms and provisions that are customary for instruments of this nature.

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of March 31, 2023, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2023, the next five years and thereafter are as follows (in thousands):

Remainder of 2023	$1,439
2024	16,374
2025	34,778
2026	868
2027	903
2028	69,451
Thereafter	231,813
Total	$355,626

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

Outstanding borrowings under the Term Loan were $50.0 million as of March 31, 2023 and December 31, 2022, and are a SOFR rate borrowing. The interest rate on the Term Loan as of March 31, 2023 was 7.17%. Unamortized loan costs for the Term Loan were $0.3 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively, and are included in term loan payable, net in the accompanying condensed consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $40.0 million as of March 31, 2023 and December 31, 2022. The interest rate on the Revolver as of March 31, 2023 was 7.22%. Unamortized loan costs for the Revolver were $0.5 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million and less than $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2023, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2023, or December 31, 2022.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2023, and December 31, 2022, the Company had a total of 13,333,757 shares of common stock issued and outstanding.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2023:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 14, 2023	March 31, 2023	April 14, 2023	$0.33	(1)
March 14, 2023	March 31, 2023	April 17, 2023	$0.10

(1)
This represents a 2022 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of March 31, 2023, the Company had 1,126,054 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the three months ended March 31, 2023, there was $0.1 million of stock compensation expense relating to these options. For the three months ended March 31, 2022, there was no stock compensation expense relating to these stock options as the 2016 options have fully vested.

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

For the three months ended March 31, 2023 and 2022, the Company’s total stock-based compensation in the statement of equity was approximately $311,000 and $166,000, respectively. As of March 31, 2023, there was approximately $2,149,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

At March 31, 2023, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 916,733 shares of restricted stock were outstanding, 765,386 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2022	166,480	$14.20
Vested	(15,133)	$14.79
Non-vested shares outstanding as of March 31, 2023	151,347	$14.20

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of March 31, 2023:

Number of Shares
Remainder of 2023	36,421
2024	37,696
2025	27,749
2026	19,986
2027	13,707
2028	8,687
Thereafter	7,101
Total Non-vested Shares	151,347

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 35,650 and 85,399 common share equivalents related to stock options in the three months ended March 31, 2023 and 2022, respectively. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income attributable to common stockholders	$2,600	$2,072
Denominator:
Weighted average common shares outstanding – basic	13,333,757	13,333,335
Weighted average common shares outstanding – diluted	13,369,407	13,418,734
Basic and Diluted Per Share Information:
Net income per share – basic	$0.19	$0.16
Net income per share – diluted	$0.19	$0.15

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

Divestiture:

On February 16, 2012, the Company received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric. The Company determined the liability was probable and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. In September 2022, the Company entered into a settlement agreement whereby the remaining liability for this obligation of approximately $811,000 was paid with a settlement payment of approximately $684,000. As a result, the Company recorded a gain on settlement of pension withdrawal liability of approximately $127,000 in September 2022.

Environmental Matters:

As of March 31, 2023, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, restricted cash, rent and other receivables, dividends payable, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable are based on the discounted cash flow method using current treasury rates and commercial loan spreads, which are Level 2 inputs. The fair values of secured revolving credit facility and term loan payable are based on borrowing rates available to the Company, which are Level 2 inputs. The carrying values of term loan payable and mortgage notes payable are stated at their principal balances below.

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$34,600	$34,600	$59,504	$59,504
Restricted cash	1,084	1,084	986	986
Rent and other receivables	2,431	2,431	1,476	1,476
Financial liabilities:
Dividends payable	5,734	5,734	1,333	1,333
Accounts payable and accrued expenses	6,445	6,445	7,533	7,533
Secured revolving credit facility	40,000	40,000	40,000	40,000
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	355,626	335,363	355,979	326,788

11. SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2023 through the date the financial statements were issued. There were no subsequent events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2022 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2023, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial space on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. As of March 31, 2023, our properties were 98% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a newly constructed 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

We focus primarily on the acquisition, ownership, management and operation of commercial real estate located in New York, New Jersey, Connecticut, Delaware and North Carolina. To the extent it is in the best interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, income growth, and enhancing stockholder value without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders. In addition, we may continue to look for attractive opportunities to divest certain of our properties, potentially redeploying that capital in our focus markets.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2023, there were no material changes to these policies.

Recent Acquisition:

Charlotte, North Carolina

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, North Carolina for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032.

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

Financial Condition and Results of Operations:

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2023	2022	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$18,559	$16,123	$2,436	15%
Total revenues	18,559	16,123	2,436	15%
Operating Expenses:
Property operating expenses	3,616	3,763	(147)	(4%)
General and administrative	2,497	2,229	268	12%
Depreciation and amortization	3,349	3,230	119	4%
Total operating expenses	9,462	9,222	240	3%
Operating income	9,097	6,901	2,196	32%
Interest expense	(5,867)	(4,287)	1,580	37%
Equity in earnings of unconsolidated affiliate	39	41	(2)	(5%)
Other income	433	480	(47)	(10%)
Net income	3,702	3,135	567	18%
Less: Net income attributable to noncontrolling interest	1,102	1,063	39	4%
Net income attributable to common stockholders	$2,600	$2,072	$528	25%

Revenues

Total revenues increased $2.4 million, or 15%, to approximately $18.5 million for the three months ended March 31, 2023 from $16.1 million for the three months ended March 31, 2022. The increase is primarily due to an increase in the occupancy rate of our properties based upon square footage to 98% in the first quarter of 2023 from 96% in the first quarter of 2022 and increased rental income attributable to higher rental rates in the first quarter of 2023 compared to the first quarter of 2022.

Operating Expenses

Operating expenses of $9.5 million for the three months ended March 31, 2023 increased approximately $0.3 million, or 3%, from $9.2 million for the three months ended March 31, 2022 primarily due to increased general and administrative expenses. The increase in general and administrative expenses is primarily attributable to higher stock compensation expense and compensation expense in the first quarter of 2023 compared to the first quarter of 2022.

Interest Expense

Interest expense of $5.9 million for the three months ended March 31, 2023 increased $1.6 million, or 37%, from $4.3 million for the three months ended March 31, 2022. The increase is primarily due to a higher average balance and interest rate on the Company's credit facility with Key Bank in the first quarter of 2023 compared to the first quarter of 2022.

Other Income

Other income of $0.4 million for the three months ended March 31, 2023 was primarily attributable to a legal settlement with a former tenant and interest income.

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

Our available liquidity at March 31, 2023 was approximately $34.6 million, consisting of cash and cash equivalents. As of March 31, 2023, the Company had $90.0 million outstanding borrowings under the Key Bank credit facility, consisting of borrowings of $50.0 million under its term loan facility with Key Bank and $40.0 million of borrowings under its revolving line of credit facility with Key Bank.

Net Cash Flows:

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Operating Activities

Net cash provided by operating activities was $7.1 million for the three months ended March 31, 2023. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $7.4 million, (ii) an increase in other liabilities of $0.4 million and (iii) a decrease in other assets of $0.1 million, partially offset by (iv) a decrease in accounts payable and accrued expenses of $0.8 million.

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

Investing Activities

Net cash used in investing activities was $29.5 million for the three months ended March 31, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $0.5 million.

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2022. Cash used in investing activities resulted from (i) property improvements of $2.3 million, partially offset by (ii) proceeds of insurance recovery for a portion of property related to casualty loss of $0.6 million.

Financing Activities

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2023. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.4 million, (ii) the payment of the Company’s fourth quarter 2022 dividend of $1.3 million, (iii) distributions to non-controlling interests of $0.7 million and (iv) financing costs from mortgage loan payable of $0.1 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2023 and 2022 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to common stockholders	$2,600	$2,072
Add NAREIT defined adjustments
Real estate depreciation	1,787	1,613
Amortization of in-place leases and deferred leasing costs	554	499
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	4,941	4,184
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(152)	42
Amortization of other intangible assets	(45)	(52)
Amortization of financing costs	266	183
Stock compensation expense	275	164
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$5,285	$4,521

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

Divestiture

On February 16, 2012, we received a notice from the Joint Industry Board of the Electrical Industry claiming a pension withdrawal liability in the amount of $1.5 million in connection with the divestiture of Shelter Electric Maintenance Corp. The Company determined the liability was probable, and the Company agreed to pay the obligation in monthly installments of approximately $8,100 over a twenty-year term. In September 2022, the Company entered into a settlement agreement whereby the remaining liability for this obligation of approximately $811,000 was paid with a settlement payment of approximately $684,000. As a result, the Company recorded a gain on settlement of pension withdrawal liability of approximately $127,000 in September 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement, dated October 22, 2021, with Key Bank and the other lenders parties thereto which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of March 31, 2023, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $900,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended March 31, 2023. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: May 9, 2023	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2023	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)