Form 10-Q
period 2023-06-30
GTJ REIT, INC.
filed 2023-08-07
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,333,909 shares of common stock as of August 1, 2023.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$223,308	$197,745
Buildings and improvements	311,341	310,425
Total real estate, at cost	534,649	508,170
Less: accumulated depreciation and amortization	(98,938)	(93,785)
Net real estate held for investment	435,711	414,385
Cash and cash equivalents	29,397	59,504
Restricted cash	1,283	986
Rental income in excess of amount billed	15,448	15,825
Acquired lease intangible assets, net	6,556	4,726
Investment in unconsolidated affiliate	3,787	3,814
Right-of-use asset - operating lease, net	2,687	2,816
Other assets	19,080	19,061
Total assets	$513,949	$521,117
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$345,247	$345,466
Secured revolving credit facility	40,000	40,000
Term loan payable, net	49,741	49,700
Accounts payable and accrued expenses	4,732	7,533
Dividends payable	1,333	1,333
Acquired lease intangible liabilities, net	1,440	1,801
Right-of-use liability - operating lease	2,857	2,973
Other liabilities	8,073	6,160
Total liabilities	453,423	454,966
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,333,909 and 13,333,757 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	140,941	141,812
Distributions in excess of net income	(110,386)	(107,082)
Total stockholders’ equity	30,556	34,731
Noncontrolling interest	29,970	31,420
Total equity	60,526	66,151
Total liabilities and equity	$513,949	$521,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$18,579	$15,746	$37,138	$31,869
Total revenues	18,579	15,746	37,138	31,869
Operating Expenses:
Property operating expenses	3,611	3,426	7,227	7,189
General and administrative	4,143	4,285	6,640	6,514
Depreciation and amortization	3,459	3,250	6,808	6,480
Total operating expenses	11,213	10,961	20,675	20,183
Operating income	7,366	4,785	16,463	11,686
Interest expense	(5,981)	(4,352)	(11,848)	(8,639)
Equity in earnings of unconsolidated affiliate	34	32	73	73
Other income	210	180	643	660
Net income	1,629	645	5,331	3,780
Less: Net income attributable to noncontrolling interest	466	153	1,568	1,216
Net income attributable to common stockholders	$1,163	$492	$3,763	$2,564
Net income per common share attributable to common stockholders - basic earnings per share	$0.09	$0.04	$0.28	$0.19
Net income per common share attributable to common stockholders - diluted earnings per share	$0.09	$0.04	$0.28	$0.19
Weighted average common shares outstanding – basic	13,327,529	13,341,662	13,330,626	13,333,335
Weighted average common shares outstanding – diluted	13,363,179	13,427,061	13,366,275	13,418,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2023	$—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151
Common stock dividends	—	—	—	—	(5,734)	(5,734)	—	(5,734)
Stock-based compensation	—	—	—	311	—	311	—	311
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,565)	(2,565)
Net income	—	—	—	—	2,600	2,600	1,102	3,702
Balance at March 31, 2023	$—	13,333,757	$1	$142,123	$(110,216)	$31,908	$29,957	$61,865
Common stock dividends	—	—	—	—	(1,333)	(1,333)	—	(1,333)
Repurchases - common stock	—	(95,011)	—	(2,000)	—	(2,000)	—	(2,000)
Stock-based compensation	—	95,163	—	966	—	966	—	966
Distributions to noncontrolling interest	—	—	—	—	—	—	(601)	(601)
Net income	—	—	—	—	1,163	1,163	466	1,629
Reallocation of equity	—	—	—	(148)	—	(148)	148	—
Balance at June 30, 2023	$—	13,333,909	$1	$140,941	$(110,386)	$30,556	$29,970	$60,526

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2022	$—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204
Common stock dividends	—	—	—	—	(5,600)	(5,600)	—	(5,600)
Stock-based compensation	—	—	—	166	—	166	—	166
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,070)	(3,070)
Net income	—	—	—	—	2,072	2,072	1,063	3,135
Balance at March 31, 2022	$—	13,333,335	$1	$155,358	$(116,425)	$38,934	$31,901	$70,835
Common stock dividends	—	—	—	—	(1,339)	(1,339)	—	(1,339)
Repurchases - common stock	—	(49,925)	—	(1,000)	—	(1,000)	—	(1,000)
Stock-based compensation	—	100,272	—	703	—	703	—	703
Distributions to noncontrolling interest	—	—	—	—	—	—	(736)	(736)
Net income	—	—	—	—	492	492	153	645
Reallocation of equity	—	—	—	(77)	—	(77)	77	—
Balance at June 30, 2022	$—	13,383,682	$1	$154,984	$(117,272)	$37,713	$31,395	$69,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited, amounts in thousands)

	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,331	$3,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,194	4,948
Amortization of intangibles and deferred charges	2,272	1,943
Stock-based compensation	1,277	869
Income from insurance recovery of a portion of property related to casualty loss	—	(358)
Non-cash lease expense	14	46
Rental income (in excess of) less than amount billed	(382)	112
Distributions from unconsolidated affiliate	100	50
Income from equity investment in unconsolidated affiliate	(73)	(72)
Changes in operating assets and liabilities:
Other assets	25	(199)
Accounts payable and accrued expenses	(2,866)	555
Other liabilities	2,792	(345)
Net cash provided by operating activities	13,684	11,329
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,002)	(4,390)
Expenditures for property acquisitions	(29,007)	—
Proceeds of insurance recovery of a portion of property related to casualty loss	—	667
Net cash used in investing activities	(30,009)	(3,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(797)	(608)
Financing costs from mortgage notes payable	(54)	—
Repurchase of common stock	(2,000)	(1,000)
Financing deposits and costs	(280)	(4,514)
Cash distributions to noncontrolling interests	(3,287)	(3,506)
Cash dividends paid	(7,067)	(6,934)
Net cash used in financing activities	(13,485)	(16,562)
Net decrease in cash and cash equivalents, including restricted cash	(29,810)	(8,956)
Cash and cash equivalents including restricted cash of $986 and $1,047, respectively, at the beginning of period	60,490	28,670
Cash and cash equivalents including restricted cash of $1,283 and $1,522, respectively, at the end of period	$30,680	$19,714
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$11,144	$8,077
Non-cash expenditures for real estate	$565	$1,091
Right-of-use asset and liability	$2,857	$3,082

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 31.06%. As a result of this acquisition, the Company’s then existing seven properties and the subsequent acquisition of nineteen properties and the sale of two properties from 2014 through June 30, 2023, the Company currently owns a 68.94% interest in a total of 49 properties consisting of approximately 6.3 million square feet (unaudited) of primarily industrial properties on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At June 30, 2023, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 2.0 million shares of the Company’s common stock or approximately 4.0 million shares of the Company’s Series B preferred stock based upon the class of units owned.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of and for the six months ending June 30, 2023 and June 30, 2022. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

The effects of the COVID-19 pandemic did not impact the Company's results of operations, financial condition and cash flows for the six months ended June 30, 2023 and June 30, 2022.

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

Real Estate:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties, including interest expense on development properties, are capitalized. Acquisition related costs are capitalized for asset acquisitions. Additions, renovations, and improvements that improve the value and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of June 30, 2023 and December 31, 2022.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million for both the six months ended June 30, 2023 and June 30, 2022. The total amortization of in-place leases was approximately $0.7 million for both the six months ended June 30, 2023 and June 30, 2022.

As of June 30, 2023, above-market and in-place leases of approximately $0.9 million and $5.7 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2022, above-market and in-place leases of approximately $0.2 million and $4.5 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2023, and December 31, 2022, approximately $1.4 million and $1.8 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2023, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2023 (in thousands):

	Net increase	Increase to
	(decrease) to rental revenues	amortization expense
Remainder of 2023	$287	$645
2024	420	1,094
2025	64	928
2026	(13)	798
2027	4	564
2028	4	440
Thereafter	(218)	1,195
	$548	$5,664

Investment in Unconsolidated Affiliate:

The Company has an investment in an entity that is accounted for under the equity method of accounting. The equity method of accounting is used when an investor has influence, but not control, over the investee. The Company records its share of the profits and losses of the investee in the period when these profits and losses are also reflected in the accounts of the investee.

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for each of the six months ended June 30, 2023 and 2022.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of June 30, 2023 were $16.8 million and $9.2 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2023 were $0.8 million and $0.7 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2022 were $17.0 million and $9.4 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2022 were $0.8 million and $0.7 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at June 30, 2023 or December 31, 2022.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the six months ended June 30, 2023, the Company determined that collectibility of one tenant's lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.3 million and placed the tenant on the cash basis.

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

Tenant receivables at June 30, 2023 and December 31, 2022 were $0.5 million and $0.6 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2023, under operating leases for the remainder of 2023, the next five years, and thereafter are as follows (in thousands):

Remainder of 2023	$30,001
2024	59,832
2025	58,260
2026	57,259
2027	40,331
2028	33,202
Thereafter	96,665
Total	$375,550

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

The following table presents additional disclosures regarding the Company’s rental income for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Fixed lease revenue	$30,822	$25,741
Variable lease revenue	6,316	6,128
Total lease revenue	$37,138	$31,869

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $3.3 million and $3.5 million as of June 30, 2023 and December 31, 2022, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2023, the next five years, and thereafter (in thousands):

Remainder of 2023	$172
2024	352
2025	363
2026	374
2027	385
2028	397
Thereafter	1,299
Total future minimum lease payments	3,342
Less imputed interest	485
Total right-of-use liability - operating lease	$2,857

The following table presents additional disclosures regarding the Company’s office leases for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Operating lease costs	$168	$139
Variable lease costs	14	8
Total lease costs	$182	$147

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of June 30, 2023, and December 31, 2022, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2023, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the six months ended June 30, 2023, rental income of $4.8 million derived from five leases with the City of New York represented 13% of the Company’s rental income. For the six months ended June 30, 2022, rental income of $4.8 million derived from five leases with the City of New York represented 15% of the Company’s rental income.

For the six months ended June 30, 2023, rental income of $5.3 million derived from five leases with Federal Express represented 14% of the Company’s rental income. For the six months ended June 30, 2022, rental income of $4.5 million derived from four leases with Federal Express represented 14% of the Company’s rental income.

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

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the six months ended June 30, 2023:

Purchase Price
Allocation
Land	$17,383
Land improvements	8,029
Acquired lease intangible assets (1)	2,655
Other assets	940
Total consideration	$29,007
(1)
Acquired lease intangible assets include both in-place and above-market lease allocations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2023	December 31, 2022	Maturity
People’s United Bank	4.18%	14,898	15,084	10/15/2024
Allstate Life Insurance Company	4.00%	35,227	35,638	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	32,909	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	5,801	5,878	4/1/2030
Transamerica Life Insurance Company	3.45%	2,347	2,379	4/1/2030
American International Group 2022	4.63%	225,000	225,000	9/1/2032
	Subtotal	355,182	355,979
	Unamortized loan costs	(9,935)	(10,513)
	Total	$345,247	$345,466

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of June 30, 2023, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2023, the next five years and thereafter are as follows (in thousands):

Remainder of 2023	$995
2024	16,374
2025	34,778
2026	868
2027	903
2028	69,451
Thereafter	231,813
Total	$355,182

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

Outstanding borrowings under the Term Loan were $50.0 million as of June 30, 2023 and December 31, 2022, and are a SOFR rate borrowing. The interest rate on the Term Loan as of June 30, 2023 was 7.50%. Unamortized loan costs for the Term Loan were $0.3 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively, and are included in term loan payable, net in the accompanying condensed consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $40.0 million as of June 30, 2023 and December 31, 2022. The interest rate on the Revolver as of June 30, 2023 was 7.55%. Unamortized loan costs for the Revolver were $0.4 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million for both the three months ended June 30, 2023 and June 30, 2022. Amortization of loan costs with Key Bank were $0.1 million for both the six months ended June 30, 2023 and June 30, 2022. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2023, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2023, or December 31, 2022.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2023, and December 31, 2022, the Company had a total of 13,333,909 and 13,333,757 shares of common stock issued and outstanding, respectively.

On June 2, 2023, the Company purchased 95,011 shares of common stock pursuant to its share redemption program at a purchase price of $21.05 per share for a total consideration of approximately $2.0 million.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2023:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 14, 2023	March 31, 2023	April 14, 2023	$0.33	(1)
March 14, 2023	March 31, 2023	April 17, 2023	$0.10
June 8, 2023	June 30, 2023	July 14, 2023	$0.10

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of June 30, 2023, the Company had 1,030,891 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the six months ended June 30, 2023, there was $0.2 million of stock compensation expense relating to these options. For the six months ended June 30, 2022, there was no stock compensation expense relating to these stock options as the 2016 options have fully vested.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
June 4, 2020	72,834	$12.70	$925,000	9 Years	(2)
June 4, 2020	16,530	$12.70	$210,000	Immediately	(1)
June 10, 2021	123,947	$11.90	$1,475,000	9 Years	(2)
June 10, 2021	22,686	$11.90	$270,000	Immediately	(1)
June 9, 2022	85,398	$18.15	$1,550,000	9 Years	(2)
June 9, 2022	14,874	$18.15	$270,000	Immediately	(1)
June 8, 2023	78,548	$16.55	$1,300,000	9 Years	(2)
June 8, 2023	16,615	$16.55	$275,000	Immediately	(1)
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

For the six months ended June 30, 2023 and 2022, the Company’s total stock-based compensation in the statement of equity was approximately $1.3 million and $0.9 million, respectively. As of June 30, 2023, there was approximately $2,855,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

At June 30, 2023, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,011,896 shares of restricted stock were outstanding, 819,956 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2022	166,480	$14.20
New shares issued through June 30, 2023	95,163	$16.55
Vested	(69,703)	$15.87
Non-vested shares outstanding as of June 30, 2023	191,940	$14.88

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of June 30, 2023:

Number of Shares
Remainder of 2023	29,995
2024	50,831
2025	37,472
2026	27,441
2027	19,423
2028	13,002
Thereafter	13,776
Total Non-vested Shares	191,940

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 35,650 and 85,399 common share equivalents related to stock options in the six months ended June 30, 2023 and 2022, respectively. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common stockholders	$1,163	$492	$3,763	$2,564
Denominator:
Weighted average common shares outstanding – basic	13,327,529	13,341,662	13,330,626	13,333,335
Weighted average common shares outstanding – diluted	13,363,179	13,427,061	13,366,275	13,418,734
Basic and Diluted Per Share Information:
Net income per share – basic	$0.09	$0.04	$0.28	$0.19
Net income per share – diluted	$0.09	$0.04	$0.28	$0.19

8. RELATED PARTY TRANSACTIONS:

Green Holland Management LLC:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold interests in a real estate brokerage firm, Green Holland Management LLC ("GHM"). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions.

The Rochlin Organization:

Paul Cooper and Louis Sheinker each hold minority ownership interests in a real estate brokerage firm through their ownership of GHM in which they do not engage in management activities, The Rochlin Organization ("Rochlin").

612 Wortman Avenue:

Rochlin acted as the exclusive broker for one of the Company’s properties. In 2013, Rochlin introduced a new tenant to the property, resulting in the execution of a lease agreement and a subsequent lease modification and Rochlin earning brokerage commissions. In subsequent years, the tenant expanded square footage and exercised renewal options, resulting in Rochlin earning additional brokerage commissions. In July 2020, Rochlin introduced an additional tenant to the property, resulting in the execution of a lease agreement and Rochlin earning a brokerage commission of approximately $406,000 on the aggregate contractual rents of approximately $21,000,000. In June 2023, a successor of the original tenant concluded negotiations to extend their current lease and also expand the premises which resulted in approximately $1,500,000 of brokerage commissions for Rochlin on the aggregate contractual rents of approximately $32,300,000.

625 Wortman Avenue:

In October 2021, as a result of a prior introduction to a property, the Company purchased the property resulting in approximately $402,000 in brokerage commissions for Rochlin.

23-85 87th Street:

In October 2022, Rochlin acted as the exclusive broker for this property. The tenant signed an extension agreement which resulted in approximately $2,900,000 of brokerage commissions on the aggregate contractual rents of approximately $82,500,000.

Lighthouse Sixty, L.P.:

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

Environmental Matters:

As of June 30, 2023, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

Real Property Used By the Company in Its Business

On December 11, 2020, the Company signed a ten-year four-month lease, with one five-year option to extend the lease, as tenant with Steel Garden LLC, as landlord, for the premises located at 1399 Franklin Avenue, Suite 100, Garden City, New York. The lease commencement date was October 1, 2021 (see Note 2). The monthly minimum rent for the first year of the lease term was $27,755.21 with 3% annual rental increases, and the Company was entitled to four months of free minimum rent.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$29,397	$29,397	$59,504	$59,504
Restricted cash	1,283	1,283	986	986
Rent and other receivables	538	538	1,476	1,476
Financial liabilities:
Dividends payable	1,333	1,333	1,333	1,333
Accounts payable and accrued expenses	4,732	4,732	7,533	7,533
Secured revolving credit facility	40,000	40,000	40,000	40,000
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	355,182	325,398	355,979	326,788

11. SUBSEQUENT EVENTS

On July 31, 2023, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with Transamerica Life Insurance Company. The loan agreement provides for a cross-defaulted, cross collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $25.0 million.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2023, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial space on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. As of June 30, 2023, our properties were 98% leased to 64 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2023, there were no material changes to these policies.

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
•
the Company’s transfer agent, Equiniti Trust Company, LLC, will act as the redemption agent in connection with the Program.

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	November 30, 2017	$999,997
	2017	$14.36	$12.92	77,399	May 31, 2018	$999,995
	2018	$15.09	$13.58	73,637	May 31, 2019	$999,990
(1)	2019	$15.54	$13.99	-	-	$-
	2020	$17.52	$15.77	63,411	November 30, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
	2021	$22.25	$20.03	49,925	December 1, 2022	$999,998
	2022	$23.39	$21.05	95,011	June 2, 2023	$1,999,982
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

On March 23, 2023, the Company received its annual valuation as of December 31, 2022. The annual valuation resulted in an adjustment to the redemption price under the Program from $20.03 to $21.05 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 23, 2023, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $21.05 per share was effective for the semi-annual period running from December 1, 2022 to May 31, 2023 and will remain effective until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

Financial Condition and Results of Operations:

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2023	2022	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$18,579	$15,746	$2,833	18%
Total revenues	18,579	15,746	2,833	18%
Operating Expenses:
Property operating expenses	3,611	3,426	185	5%
General and administrative	4,143	4,285	(142)	(3%)
Depreciation and amortization	3,459	3,250	209	6%
Total operating expenses	11,213	10,961	252	2%
Operating income	7,366	4,785	2,581	54%
Interest expense	(5,981)	(4,352)	1,629	37%
Equity in earnings of unconsolidated affiliate	34	32	2	6%
Other income	210	180	30	17%
Net income	1,629	645	984	153%
Less: Net income attributable to noncontrolling interest	466	153	313	205%
Net income attributable to common stockholders	$1,163	$492	$671	136%

Revenues

Total revenues increased $2.8 million, or 18%, to $18.6 million for the three months ended June 30, 2023 from approximately $15.8 million for the three months ended June 30, 2022. The increase is primarily due to an increase in the occupancy rate of our properties based upon square footage to 98% in the second quarter of 2023 from 96% in the second quarter of 2022, increased rental income attributable to higher rental rates in the second quarter of 2023 compared to the second quarter of 2022 and the Company's newly acquired property in Charlotte, North Carolina.

Operating Expenses

Operating expenses of $11.2 million for the three months ended June 30, 2023 increased approximately $0.2 million, or 2%, from $11.0 million for the three months ended June 30, 2022 primarily due to increased property operating expenses and depreciation and amortization expense in the second quarter of 2023 compared to the second quarter of 2022. The increase in property operating expenses is primarily attributable to higher real estate taxes and insurance costs in the second quarter of 2023 compared to the second quarter of 2022. The increase in depreciation and amortization expense is primarily attributable to the Company's newly acquired property in Charlotte, North Carolina.

Interest Expense

Interest expense of $6.0 million for the three months ended June 30, 2023 increased $1.6 million, or 37%, from $4.4 million for the three months ended June 30, 2022. The increase is primarily due to a higher average balance and interest rate on the Company's credit facility with Key Bank in the second quarter of 2023 compared to the second quarter of 2022.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2023	2022	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$37,138	$31,869	$5,269	17%
Total revenues	37,138	31,869	5,269	17%
Operating Expenses:
Property operating expenses	7,227	7,189	38	1%
General and administrative	6,640	6,514	126	2%
Depreciation and amortization	6,808	6,480	328	5%
Total operating expenses	20,675	20,183	492	2%
Operating income	16,463	11,686	4,777	41%
Interest expense	(11,848)	(8,639)	3,209	37%
Equity in earnings of unconsolidated affiliate	73	73	(0)	0%
Other income	643	660	(17)	(3%)
Net income	5,331	3,780	1,551	41%
Less: Net income attributable to noncontrolling interest	1,568	1,216	352	29%
Net income attributable to common stockholders	$3,763	$2,564	$1,199	47%

Revenues

Total revenues increased $5.3 million, or 17%, to approximately $37.2 million for the six months ended June 30, 2023 from $31.9 million for the six months ended June 30, 2022. The increase is primarily due to an increase in the occupancy rate of our properties based upon square footage, increased rental income attributable to higher rental rates in 2023 compared to 2022 and the Company's newly acquired property in Charlotte, North Carolina.

Operating Expenses

Operating expenses of $20.7 million for the six months ended June 30, 2023 increased $0.5 million, or 2%, from $20.2 million for the six months ended June 30, 2022. The increase is primarily due to increased depreciation and amortization expenses attributable to the Company's newly acquired property in Charlotte, North Carolina.

Interest Expense

Interest expense of $11.8 million for the six months ended June 30, 2023 increased $3.2 million, or 37%, from $8.6 million for the six months ended June 30, 2022. The increase is primarily due to a higher average balance and interest rate on the Company's credit facility with Key Bank in 2023 compared to 2022.

Other Income

Other income of $0.6 million for the six months ended June 30, 2023 was primarily attributable to a legal settlement with a former tenant and interest income.

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

Our available liquidity at June 30, 2023 was approximately $29.4 million, consisting of cash and cash equivalents. As of June 30, 2023, the Company had $90.0 million outstanding borrowings under the Key Bank credit facility, consisting of borrowings of $50.0 million under its term loan facility with Key Bank and $40.0 million of borrowings under its revolving line of credit facility with Key Bank.

Net Cash Flows:

Six Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Operating Activities

Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2023. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $13.6 million, (ii) an increase in other liabilities of $2.8 million primarily due to unpaid leasing commissions and (iii) distributions from unconsolidated affiliate of $0.1 million, partially offset by (iv) a decrease in accounts payable and accrued expenses of approximately $2.8 million.

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

Investing Activities

Net cash used in investing activities was $30.0 million for the six months ended June 30, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $1.0 million.

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2022. Cash used in investing activities resulted from (i) property improvements of $4.4 million, partially offset by (ii) proceeds of insurance recovery for a portion of property related to casualty loss of $0.7 million.

Financing Activities

Net cash used in financing activities was $13.5 million for the six months ended June 30, 2023. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.8 million, (ii) the payment of the Company’s fourth quarter 2022 dividend, 2022 supplemental dividend and 2023 first quarter dividend totaling $7.1 million, (iii) distributions to non-controlling interests of $3.3 million, (iv) repurchases of the Company's common stock of $2.0 million and (v) financing deposits of $0.3 million.

Net cash used in financing activities was approximately $16.5 million for the six months ended June 30, 2022. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.6 million, (ii) the payment of the Company’s fourth quarter 2021 dividend, 2021 supplemental dividend and 2022 first quarter dividend totaling $6.9 million, (iii) distributions to non-controlling interests of $3.5 million, (iv) repurchases of the Company's common stock of $1.0 million and (v) financing deposits of $4.5 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$1,163	$492	$3,763	$2,564
Add NAREIT defined adjustments
Real estate depreciation	1,837	1,618	3,624	3,231
Amortization of in-place leases and deferred leasing costs	569	499	1,123	998
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	3,569	2,609	8,510	6,793
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(138)	22	(290)	64
Amortization of other intangible assets	(31)	(47)	(76)	(99)
Amortization of financing costs	265	182	531	365
Stock compensation expense	519	413	794	577
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$4,184	$3,179	$9,469	$7,700

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

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2022 and into early 2023 and has indicated that it foresees possible further interest rate increases in 2023. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement, dated October 22, 2021, with Key Bank and the other lenders parties thereto which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of June 30, 2023, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $900,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company's purchase of 95,011 shares for $1,999,982 pursuant to its Share Redemption Program, the Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended June 30, 2023. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: August 7, 2023	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2023	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)