Form 10-Q
period 2023-09-30
GTJ REIT, INC.
filed 2023-11-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,333,909 shares of common stock as of November 7, 2023.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$223,308	$197,745
Buildings and improvements	311,757	310,425
Total real estate, at cost	535,065	508,170
Less: accumulated depreciation and amortization	(101,557)	(93,785)
Net real estate held for investment	433,508	414,385
Cash and cash equivalents	23,889	59,504
Restricted cash	1,359	986
Rental income in excess of amount billed	15,834	15,825
Acquired lease intangible assets, net	6,176	4,726
Investment in unconsolidated affiliate	3,773	3,814
Right-of-use asset - operating lease, net	2,621	2,816
Other assets	20,220	19,061
Total assets	$507,380	$521,117
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$369,596	$345,466
Secured revolving credit facility	40,000	40,000
Term loan payable, net	49,762	49,700
Accounts payable and accrued expenses	6,547	7,533
Dividends payable	1,333	1,333
Acquired lease intangible liabilities, net	1,259	1,801
Right-of-use liability - operating lease	2,798	2,973
Other liabilities	5,911	6,160
Total liabilities	477,206	454,966
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,333,909 and 13,333,757 shares issued and outstanding at September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	122,920	141,812
Distributions in excess of net income	(108,346)	(107,082)
Total stockholders’ equity	14,575	34,731
Noncontrolling interest	15,599	31,420
Total equity	30,174	66,151
Total liabilities and equity	$507,380	$521,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$18,900	$16,016	$56,038	$47,885
Total revenues	18,900	16,016	56,038	47,885
Operating Expenses:
Property operating expenses	4,441	3,918	11,668	11,107
General and administrative	2,204	3,549	8,844	10,063
Depreciation and amortization	3,491	3,279	10,299	9,759
Total operating expenses	10,136	10,746	30,811	30,929
Operating income	8,764	5,270	25,227	16,956
Interest expense	(6,295)	(5,112)	(18,143)	(13,751)
Equity in earnings of unconsolidated affiliate	62	36	135	109
Other income	613	743	1,256	1,403
Net income	3,144	937	8,475	4,717
Less: Net (loss) income attributable to noncontrolling interest	(229)	242	1,339	1,458
Net income attributable to common stockholders	$3,373	$695	$7,136	$3,259
Net income per common share attributable to common stockholders - basic earnings per share	$0.25	$0.05	$0.54	$0.24
Net income per common share attributable to common stockholders - diluted earnings per share	$0.25	$0.05	$0.53	$0.24
Weighted average common shares outstanding – basic	13,333,909	13,383,682	13,331,732	13,353,077
Weighted average common shares outstanding – diluted	13,369,559	13,469,081	13,367,382	13,438,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2023	$—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151
Common stock dividends	—	—	—	—	(5,734)	(5,734)	—	(5,734)
Stock-based compensation	—	—	—	311	—	311	—	311
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,565)	(2,565)
Net income	—	—	—	—	2,600	2,600	1,102	3,702
Balance at March 31, 2023	$—	13,333,757	$1	$142,123	$(110,216)	$31,908	$29,957	$61,865
Common stock dividends	—	—	—	—	(1,333)	(1,333)	—	(1,333)
Repurchases - common stock	—	(95,011)	—	(2,000)	—	(2,000)	—	(2,000)
Stock-based compensation	—	95,163	—	966	—	966	—	966
Distributions to noncontrolling interest	—	—	—	—	—	—	(601)	(601)
Net income	—	—	—	—	1,163	1,163	466	1,629
Reallocation of equity	—	—	—	(148)	—	(148)	148	—
Balance at June 30, 2023	$—	13,333,909	$1	$140,941	$(110,386)	$30,556	$29,970	$60,526
Common stock dividends	—	—	—	—	(1,333)	(1,333)	—	(1,333)
Purchases - LP Interests	—	—	—	(32,214)	—	(32,214)	—	(32,214)
Stock-based compensation	—	—	—	318	—	318	—	318
Distributions to noncontrolling interest	—	—	—	—	—	—	(267)	(267)
Net income	—	—	—	—	3,373	3,373	(229)	3,144
Reallocation of equity	—	—	—	13,875	—	13,875	(13,875)	—
Balance at September 30, 2023	$—	13,333,909	$1	$122,920	$(108,346)	$14,575	$15,599	$30,174

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2022	$—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204
Common stock dividends	—	—	—	—	(5,600)	(5,600)	—	(5,600)
Stock-based compensation	—	—	—	166	—	166	—	166
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,070)	(3,070)
Net income	—	—	—	—	2,072	2,072	1,063	3,135
Balance at March 31, 2022	$—	13,333,335	$1	$155,358	$(116,425)	$38,934	$31,901	$70,835
Common stock dividends	—	—	—	—	(1,339)	(1,339)	—	(1,339)
Repurchases - common stock	—	(49,925)	—	(1,000)	—	(1,000)	—	(1,000)
Stock-based compensation	—	100,272	—	703	—	703	—	703
Distributions to noncontrolling interest	—	—	—	—	—	—	(736)	(736)
Net income	—	—	—	—	492	492	153	645
Reallocation of equity	—	—	—	(77)	—	(77)	77	—
Balance at June 30, 2022	$—	13,383,682	$1	$154,984	$(117,272)	$37,713	$31,395	$69,108
Common stock dividends	—	—	—	—	(1,338)	(1,338)	—	(1,338)
Stock-based compensation	—	—	—	317	—	317	—	317
Distributions to noncontrolling interest	—	—	—	—	—	—	(736)	(736)
Net income	—	—	—	—	695	695	242	937
Balance at September 30, 2022	$—	13,383,682	$1	$155,301	$(117,915)	$37,387	$30,901	$68,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,475	$4,717
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of pension withdrawal liability	—	(127)
Depreciation	7,835	7,465
Amortization of intangibles and deferred charges	3,459	2,969
Stock-based compensation	1,595	1,186
Income from insurance recovery of a portion of property related to casualty loss	—	(671)
Non-cash lease expense	21	55
Rental income (in excess of) less than amount billed	(772)	7
Distributions from unconsolidated affiliate	175	50
Income from equity investment in unconsolidated affiliate	(135)	(109)
Changes in operating assets and liabilities:
Other assets	(2,059)	(1,722)
Accounts payable and accrued expenses	(725)	397
Other liabilities	943	26
Net cash provided by operating activities	18,812	14,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,744)	(5,900)
Expenditures for property acquisitions	(29,007)	—
Proceeds of insurance recovery of a portion of property related to casualty loss	—	642
Net cash used in investing activities	(30,751)	(5,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(1,291)	(951)
Settlement of pension withdrawal liability	—	(684)
Financing costs from mortgage notes payable	(535)	(7,888)
Proceeds from mortgage notes payable	25,000	225,000
Payment of mortgage notes payable	—	(233,100)
Proceeds from revolving credit facility	—	40,000
Financing costs for revolving credit facility	—	(514)
Repurchase of common stock	(2,000)	(1,000)
Purchase of limited partnership interest	(32,214)	—
Cash distributions to noncontrolling interests	(3,863)	(4,243)
Cash dividends paid	(8,400)	(8,272)
Net cash (used in) provided by financing activities	(23,303)	8,348
Net (decrease) increase in cash and cash equivalents, including restricted cash	(35,242)	17,333
Cash and cash equivalents including restricted cash of $986 and $1,047, respectively, at the beginning of period	60,490	28,670
Cash and cash equivalents including restricted cash of $1,359 and $1,051, respectively, at the end of period	$25,248	$46,003
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$16,903	$13,352
Non-cash expenditures for real estate	$240	$612
Right-of-use asset and liability	$2,798	$3,027

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.68% as of September 30, 2023. As a result of this acquisition, the Company’s then existing seven properties, the subsequent acquisition of nineteen properties and the sale of two properties from 2014 through September 30, 2023, the Company currently owns a 83.32% interest in a total of 49 properties consisting of approximately 6.3 million square feet (unaudited) of primarily industrial properties on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At September 30, 2023, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of and for the nine months ending September 30, 2023 and September 30, 2022. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

The effects of the COVID-19 pandemic did not impact the Company's results of operations, financial condition and cash flows for the nine months ended September 30, 2023 and September 30, 2022.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of September 30, 2023 and December 31, 2022.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.4 million and $0.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The total amortization of in-place leases was $1.1 million and $1.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

As of September 30, 2023, above-market and in-place leases of $0.9 million and $5.3 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2022, above-market and in-place leases of approximately $0.2 million and $4.5 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2023, and December 31, 2022, approximately $1.3 million and $1.8 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2023, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2023 (in thousands):

	Net increase	Increase to
	(decrease) to rental revenues	amortization expense
Remainder of 2023	$147	$305
2024	420	1,094
2025	64	929
2026	(13)	798
2027	4	564
2028	4	440
Thereafter	(218)	1,195
	$408	$5,325

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.1 million from this investment for each of the nine months ended September 30, 2023 and 2022.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of September 30, 2023 were $16.6 million and $9.1 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2023 were $1.3 million and $1.0 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2022 were $17.0 million and $9.4 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2022 were $1.2 million and $1.0 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at September 30, 2023 or December 31, 2022.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the nine months ended September 30, 2023, the Company determined that collectibility of one tenant's lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.3 million and placed the tenant on the cash basis as of June 30, 2023.

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

Tenant receivables at September 30, 2023 and December 31, 2022 were $1.6 million and $0.6 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of September 30, 2023, under operating leases for the remainder of 2023, the next five years, and thereafter are as follows (in thousands):

Remainder of 2023	$15,234
2024	60,361
2025	58,806
2026	57,820
2027	40,904
2028	33,792
Thereafter	97,685
Total	$364,602

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

The following table presents additional disclosures regarding the Company’s rental income for the nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Fixed lease revenue	$46,453	$38,669
Variable lease revenue	9,585	9,216
Total lease revenue	$56,038	$47,885

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $3.3 million and $3.5 million as of September 30, 2023 and December 31, 2022, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2023, the next five years, and thereafter (in thousands):

Remainder of 2023	$86
2024	352
2025	363
2026	374
2027	385
2028	397
Thereafter	1,299
Total future minimum lease payments	3,256
Less imputed interest	458
Total right-of-use liability - operating lease	$2,798

The following table presents additional disclosures regarding the Company’s office leases for the nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Operating lease costs	$254	$222
Variable lease costs	26	19
Total lease costs	$280	$241

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of September 30, 2023, and December 31, 2022, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2023, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the nine months ended September 30, 2023, rental income of $7.1 million derived from five leases with the City of New York represented 13% of the Company’s rental income. For the nine months ended September 30, 2022, rental income of $7.1 million derived from five leases with the City of New York represented 15% of the Company’s rental income.

For the nine months ended September 30, 2023, rental income of $8.0 million derived from five leases with Federal Express represented 14% of the Company’s rental income. For the nine months ended September 30, 2022, rental income of $6.7 million derived from four leases with Federal Express represented 14% of the Company’s rental income.

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

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the nine months ended September 30, 2023:

Purchase Price
Allocation
Land	$17,383
Land improvements	8,029
Acquired lease intangible assets (1)	2,655
Other assets	940
Total consideration	$29,007
(1)
Acquired lease intangible assets include both in-place and above-market lease allocations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2023	December 31, 2022	Maturity
People’s United Bank	4.18%	14,806	15,084	10/15/2024
Allstate Life Insurance Company	4.00%	35,019	35,638	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	32,771	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	8,092	8,257	4/1/2030
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	—	8/1/2033
	Subtotal	379,688	355,979
	Unamortized loan costs	(10,092)	(10,513)
	Total	$369,596	$345,466

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

Transamerica Life Insurance Company 2023 Loan Agreement:

On July 31, 2023, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with Transamerica Life Insurance Company. The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $25.0 million. The loan is evidenced by secured promissory notes. Each note is made by one of the borrowers and the combined principal amounts of the notes are equal to the amount of the loan.

The term of each note is ten years and requires (i) interest-only payments at the rate of 5.4% per annum on the principal balance of the note until August 1, 2026 and (ii) principal and interest payments (amortized over a 30-year period commencing at the end of the interest-only period) from September 1, 2026 through July 1, 2033. The entire principal balance of each note is due and payable on August 1, 2033, the loan maturity date. Subject to the terms of the loan agreement, each note may be prepaid in whole upon not less than 30 days’ prior written notice to the lender. Subject to certain exceptions, upon prepayment, the borrowers must remit a prepayment premium equal to the greater of (i) 1% of the prepayment amount and (ii) a yield protection amount calculated in accordance with the terms of the notes. If a default exists, the outstanding principal balance of the notes shall, at the option of the lender, bear interest at a rate equal to the lesser of (i) 10% per annum over the note rate and (ii) the highest rate of interest permitted to be paid or collected by applicable law with respect to the loan. The notes contain other terms and provisions that are customary for instruments of this nature.

In connection with all loan agreements, the Company is required to comply with certain covenants. As of September 30, 2023, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2023, the next five years and thereafter are as follows (in thousands):

Remainder of 2023	$501
2024	16,374
2025	34,778
2026	980
2027	1,252
2028	69,820
Thereafter	255,983
Total	$379,688

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

Outstanding borrowings under the Term Loan were $50.0 million as of September 30, 2023 and December 31, 2022, and are a SOFR rate borrowing. The interest rate on the Term Loan as of September 30, 2023 was 7.75%. Unamortized loan costs for the Term Loan were $0.2 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, and are included in term loan payable, net in the accompanying condensed consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $40.0 million as of September 30, 2023 and December 31, 2022, and are a SOFR rate borrowing. The interest rate on the Revolver as of September 30, 2023 was 7.8%. Unamortized loan costs for the Revolver were $0.4 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million for both the three months ended September 30, 2023 and September 30, 2022. Amortization of loan costs with Key Bank were $0.2 million for both the nine months ended September 30, 2023 and September 30, 2022. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2023, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2023, or December 31, 2022.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2023, and December 31, 2022, the Company had a total of 13,333,909 and 13,333,757 shares of common stock issued and outstanding, respectively.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2023:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 14, 2023	March 31, 2023	April 14, 2023	$0.33	(1)
March 14, 2023	March 31, 2023	April 17, 2023	$0.10
June 8, 2023	June 30, 2023	July 14, 2023	$0.10
August 1, 2023	September 30, 2023	October 16, 2023	$0.10

(1)
This represents a 2022 supplemental dividend.

Noncontrolling Interest:

On September 19, 2023, the Operating Partnership, pursuant to a certain Order dated September 11, 2023 of the United States Bankruptcy Court for the Eastern District of New York, purchased 15,202 Common and Class B limited partner units of the Operating Partnership for cash consideration of $32,281,373 from the Chapter 7 estate of a limited partner.

On November 16, 2022, the Operating Partnership, pursuant to a certain Order dated October 6, 2022 of the United States Bankruptcy Court for the Eastern District of New York, purchased 6,421 Class B limited partner units of the Operating Partnership for cash consideration of $16,799,424 from the Chapter 7 estate of a limited partner.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of September 30, 2023, the Company had 1,030,891 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the nine months ended September 30, 2023, there was $0.3 million of stock compensation expense relating to these options. For the nine months ended September 30, 2022, there was $0.1 million of stock compensation expense relating to these options.

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

For the nine months ended September 30, 2023 and 2022, the Company’s total stock-based compensation in the statement of equity was approximately $1.6 million and $1.2 million, respectively. As of September 30, 2023, there was approximately $2,635,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

At September 30, 2023, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,011,896 shares of restricted stock were outstanding, 834,953 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2022	166,480	$14.20
New shares issued through September 30, 2023	95,163	$16.55
Vested	(84,700)	$15.76
Non-vested shares outstanding as of September 30, 2023	176,943	$14.89

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of September 30, 2023:

Number of Shares
Remainder of 2023	14,998
2024	50,831
2025	37,472
2026	27,441
2027	19,423
2028	13,002
Thereafter	13,776
Total Non-vested Shares	176,943

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 35,650 and 85,399 common share equivalents related to stock options in the nine months ended September 30, 2023 and 2022, respectively. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common stockholders	$3,373	$695	$7,136	$3,259
Denominator:
Weighted average common shares outstanding – basic	13,333,909	13,383,682	13,331,732	13,353,077
Weighted average common shares outstanding – diluted	13,369,559	13,469,081	13,367,382	13,438,476
Basic and Diluted Per Share Information:
Net income per share – basic	$0.25	$0.05	$0.54	$0.24
Net income per share – diluted	$0.25	$0.05	$0.53	$0.24

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

Environmental Matters:

As of September 30, 2023, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$23,889	$23,889	$59,504	$59,504
Restricted cash	1,359	1,359	986	986
Rent and other receivables	1,772	1,772	1,476	1,476
Financial liabilities:
Dividends payable	1,333	1,333	1,333	1,333
Accounts payable and accrued expenses	6,547	6,547	7,533	7,533
Secured revolving credit facility	40,000	40,000	40,000	40,000
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	379,688	331,895	355,979	326,788

11. SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2023 through the date the financial statements were issued. There were no subsequent events that need to be disclosed.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2023, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial space on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. As of September 30, 2023, our properties were 96% leased to 64 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2023, there were no material changes to these policies.

Recent Developments:

Acquisition of Real Estate:

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, North Carolina for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032.

Proceeds of Mortgage Note Payable:

On July 31, 2023, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with Transamerica Life Insurance Company. The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $25.0 million. The loan is evidenced by secured promissory notes. Each note is made by one of the borrowers and the combined principal amounts of the notes are equal to the amount of the loan.

Purchase of Limited Partnership Interest:

On September 19, 2023, the Operating Partnership, pursuant to a certain Order dated September 11, 2023 of the United States Bankruptcy Court for the Eastern District of New York, purchased 15,202 Common and Class B limited partner units of the Operating Partnership for cash consideration of $32,281,373 from the Chapter 7 estate of a limited partner.

Share Redemption Program:

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

Financial Condition and Results of Operations:

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2023	2022	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$18,900	$16,016	$2,885	18%
Total revenues	18,900	16,016	2,885	18%
Operating Expenses:
Property operating expenses	4,441	3,918	523	13%
General and administrative	2,204	3,549	(1,345)	(38%)
Depreciation and amortization	3,491	3,279	212	6%
Total operating expenses	10,136	10,746	(610)	(6%)
Operating income	8,764	5,270	3,494	66%
Interest expense	(6,295)	(5,112)	1,183	23%
Equity in earnings of unconsolidated affiliate	62	36	26	72%
Other income	613	743	(130)	(17%)
Net income	3,144	937	2,207	236%
Less: Net (loss) income attributable to noncontrolling interest	(229)	242	(471)	(195%)
Net income attributable to common stockholders	$3,373	$695	$2,678	385%

Revenues

Total revenues increased $2.9 million, or 18%, to $18.9 million for the three months ended September 30, 2023 from $16.0 million for the three months ended September 30, 2022. The increase is primarily due to an increase in the occupancy rate of our properties based upon square footage during the third quarter of 2023 compared to the third quarter of 2022, increased rental income attributable to higher rental rates in the third quarter of 2023 compared to the third quarter of 2022 and the Company's newly acquired property in Charlotte, North Carolina.

Operating Expenses

Operating expenses of $10.1 million for the three months ended September 30, 2023 decreased approximately $0.6 million, or 6%, from $10.7 million for the three months ended September 30, 2022 primarily due to decreased general and administrative expenses in the third quarter of 2023 compared to the third quarter of 2022, partially offset by increased property operating expenses and depreciation and amortization expense in the third quarter of 2023 compared to the third quarter of 2022. The decrease in general and administrative expenses is primarily attributable to lower professional fees in the third quarter of 2023 compared to the third quarter of 2022. The increase in property operating expenses is primarily attributable to higher repair and maintenance expenses in the third quarter of 2023 compared to the third quarter of 2022. The increase in depreciation and amortization expense is primarily attributable to the Company's newly acquired property in Charlotte, North Carolina.

Interest Expense

Interest expense of $6.3 million for the three months ended September 30, 2023 increased $1.2 million, or 23%, from $5.1 million for the three months ended September 30, 2022. The increase is primarily due to a higher average balance and interest rate on the Company's credit facility with Key Bank in the third quarter of 2023 compared to the third quarter of 2022.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2023	2022	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$56,038	$47,885	$8,153	17%
Total revenues	56,038	47,885	8,153	17%
Operating Expenses:
Property operating expenses	11,668	11,107	561	5%
General and administrative	8,844	10,063	(1,219)	(12%)
Depreciation and amortization	10,299	9,759	540	6%
Total operating expenses	30,811	30,929	(118)	(0%)
Operating income	25,227	16,956	8,271	49%
Interest expense	(18,143)	(13,751)	4,392	32%
Equity in earnings of unconsolidated affiliate	135	109	26	24%
Other income	1,256	1,403	(147)	(10%)
Net income	8,475	4,717	3,758	80%
Less: Net income attributable to noncontrolling interest	1,339	1,458	(119)	(8%)
Net income attributable to common stockholders	$7,136	$3,259	$3,877	119%

Revenues

Total revenues increased approximately $8.1 million, or 17%, to $56.0 million for the nine months ended September 30, 2023 from $47.9 million for the nine months ended September 30, 2022. The increase is primarily due to an increase in the occupancy rate of our properties based upon square footage, increased rental income attributable to higher rental rates in 2023 compared to 2022 and the Company's newly acquired property in Charlotte, North Carolina.

Operating Expenses

Operating expenses of $30.8 million for the nine months ended September 30, 2023 decreased $0.1 million, or less than 1%, from $30.9 million for the nine months ended September 30, 2022, primarily due to decreased general and administrative expenses, partially offset by increased property operating expenses and depreciation and amortization expense. The decrease in general and administrative expenses is primarily attributable to lower professional fees in 2023 compared to 2022. The increase in property operating expenses is primarily due to higher real estate taxes, repair and maintenance expenses and insurance costs in 2023 compared to 2022. The increase in depreciation and amortization expense is primarily attributable to the Company's newly acquired property in Charlotte, North Carolina.

Interest Expense

Interest expense of $18.1 million for the nine months ended September 30, 2023 increased $4.4 million, or 32%, from approximately $13.7 million for the nine months ended September 30, 2023. The increase is primarily due to a higher average balance and interest rate on the Company's credit facility with Key Bank in 2023 compared to 2022.

Other Income

Other income of $1.3 million for the nine months ended September 30, 2023 was primarily attributable to a legal settlement with a former tenant and interest income.

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

Our available liquidity at September 30, 2023 was approximately $23.9 million, consisting of cash and cash equivalents. As of September 30, 2023, the Company had $90.0 million outstanding borrowings under the Key Bank credit facility, consisting of borrowings of $50.0 million under its term loan facility with Key Bank and $40.0 million of borrowings under its revolving line of credit facility with Key Bank.

Net Cash Flows:

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Operating Activities

Net cash provided by operating activities was $18.8 million for the nine months ended September 30, 2023. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $20.4 million, (ii) an increase in other liabilities of $0.9 million and (iii) distributions from unconsolidated affiliate of $0.2 million, partially offset by (iv) an increase in other assets of approximately $2.0 million primarily due to deferred leasing costs and (v) a decrease in accounts payable and accrued expenses of $0.7 million.

Net cash provided by operating activities was $14.2 million for the nine months ended September 30, 2022. Cash provided by operating activities included (i) income before depreciation, amortization, gain on extinguishment of debt, stock compensation, rental income in excess of amounts billed, non-cash lease expense, income from equity investment in unconsolidated affiliate and income from recovery of a portion of property related to casualty loss of $15.4 million, (ii) distribution from unconsolidated affiliate of $0.1 million and (iii) an increase in accounts payable and accrued expenses of $0.4 million, partially offset by (iv) an increase in other assets of $1.7 million primarily due to increased deferred leasing costs and lease incentives.

Investing Activities

Net cash used in investing activities was approximately $30.7 million for the nine months ended September 30, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $1.7 million.

Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2022. Cash used in investing activities resulted from (i) property improvements of $5.9 million, partially offset by (ii) proceeds of insurance recovery for a portion of property related to casualty loss of $0.6 million.

Financing Activities

Net cash used in financing activities was $23.3 million for the nine months ended September 30, 2023. Cash used in financing activities resulted from (i) the purchase of limited partnership interest in operating partnership of $32.2 million, (ii) the payment of mortgage principal of $1.3 million, (iii) the payment of the Company’s fourth quarter 2022 dividend, 2022 supplemental dividend and 2023 quarterly dividends totaling $8.4 million, (iv) distributions to non-controlling interests of $3.9 million, (v) repurchases of the Company's common stock of $2.0 million and (vi) financing costs for mortgage note payable of $0.5 million relating to refinancing transaction with Transamerica Life Insurance Company, partially offset by (vii) proceeds of mortgage notes payable of $25.0 million from refinancing with Transamerica Life Insurance Company.

Net cash provided by financing activities was $8.3 million for the nine months ended September 30, 2022. Cash provided by financing activities resulted from (i) the proceeds of mortgage notes payable of $225.0 million from refinancing with American International Group, (ii) the proceeds of $40.0 million from the Company’s revolving line of credit facility with Key Bank, partially offset by (iii) settlement of pension withdrawal liability of $0.7 million, (iv) the payment of mortgage principal of $1.0 million, (v) the repayment of our outstanding mortgage notes payable of $233.1 million associated with the refinancing of debt with American International Group, (vi) the payment of the Company’s fourth quarter 2021 dividend, 2021 supplemental dividend, 2022 quarterly dividends totaling $8.3 million, (vii) distributions to non-controlling interests of $4.2 million, (viii) repurchases of the Company’s common stock of $1.0 million, (ix) financing costs for revolving credit facility with Key Bank of $0.5 million and (x) financing costs for mortgage note payable of $7.9 million relating to the refinancing transaction with American International Group

Non-GAAP Financial Measures

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

Management considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing our performance. It is helpful because it excludes various items included in net income that are not indicative of operating performance, such as gains or losses from sales of property, impairment write-downs and depreciation and amortization. Management believes AFFO to be a meaningful, additional measure of operating performance because it provides information consistent with the Company’s analysis of its operating performance by excluding non-cash and certain other income and expense items such as straight-lined rent, amortization of other intangible assets, mark to market debt adjustments, financing costs, our realized gain from an investment in a limited partnership, insurance recoveries related to casualty loss, gain or loss on extinguishment of debt, and stock compensation expense, which are not indicative of the results of our operating portfolio.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$3,373	$695	$7,136	$3,259
Add NAREIT defined adjustments
Real estate depreciation	2,225	1,644	6,606	4,875
Amortization of in-place leases and deferred leasing costs	715	496	2,072	1,494
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	6,313	2,835	15,814	9,628
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(302)	(72)	(653)	(8)
Amortization of other intangible assets	(49)	(51)	(140)	(150)
Amortization of financing costs	328	222	971	587
Insurance recoveries related to casualty loss	—	(433)	—	(433)
Gain on settlement of pension withdrawal liability	—	(82)	—	(82)
Stock compensation expense	317	245	1,277	822
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$6,607	$2,664	$17,269	$10,364

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

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2022 and 2023, and further interest rate increases by the Federal Reserve are possible. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement, dated October 22, 2021, with Key Bank and the other lenders parties thereto which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of September 30, 2023, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $900,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended September 30, 2023. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: November 9, 2023	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2023	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)