Form 10-K
period 2023-12-31
GTJ REIT, INC.
filed 2024-03-21
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 12, 2024, there were 13,326,965 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” “seek,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•
global economic trends and economic conditions, including high inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, as well as geopolitical instability, including the ongoing wars between Russia and Ukraine and between Israel and Hamas;
•
changes in economic conditions generally and the real estate market specifically, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•
legislative or regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);
•
our ability to maintain our qualification as a REIT for United States federal income tax purposes;
•
availability of capital;
•
our ability to service our debt;
•
actions by our competitors and their increasing ability to compete with us;
•
supply and demand for operating properties in our current and proposed market areas;
•
decreased rental rates or increasing vacancy rates;
•
potential defaults on or non-renewal of leases by tenants;
•
potential bankruptcy or insolvency of tenants;
•
acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•
the timing of acquisitions and dispositions;
•
potential natural disasters such as earthquakes, wildfires or floods;
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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT, common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 16.69%. As a result of the transaction, the Company’s then existing 7 properties, the subsequent acquisition of 19 properties and the sale of 2 properties from 2014 through the date of this report, the Company currently beneficially owns an 83.31% interest in a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial properties on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The following is information with respect to leases and occupancy of our properties:

•
Our 2024 contractual rental income (as described below) is approximately $63.1 million;
•
The occupancy rate of our properties owned as of December 31, 2023, is approximately 97% based on square footage, plus land available; and
•
The weighted average remaining term of the leases generating our 2024 contractual rental income is 5.5 years.

Our 2024 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2024 under leases existing at December 31, 2023. Contractual rental income excludes straight-line rent and amortization of intangibles. Approximately 43% of our 2024 contractual rental income and 42% of our 2023 contractual rental income is derived from five leases with the City of New York, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems.

2023 Highlights

•
Total revenues were $75.3 million in 2023, an increase of approximately $9.8 million, or 15%, from 2022.
•
Operating income before gain on sale of real estate increased $9.1 million, or 36%, to $34.2 million in 2023 from $25.1 million in 2022.
•
Completed 567,489 square feet of new leasing and renewals of existing leases during 2023.
•
Net income decreased $10.7 million to $11.3 million in 2023 from $22.0 million in 2022.
•
Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased $6.6 million to $22.9 million in 2023 from $16.3 million in 2022.

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
•
Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 94% of our 2024 contractual rental income expire after 2025, and none of our 2024 contractual rental income expires after 2033; and
•
Scheduled rent increases. Leases representing approximately 81% of our 2024 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

Employees

As of December 31, 2023, we had a total of 13 employees, 12 of whom are full time, who were employed at GTJ REIT. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We believe in investing in talent at all levels within our organization. Employees are encouraged to take full advantage of professional development opportunities.

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

Our Corporate Information

Our principal executive offices are located at 1399 Franklin Avenue, Suite 100, Garden City, New York 11530. Our telephone number is (516) 693-5500. Our website is www.gtjreit.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the Securities and Exchange Commission (the “SEC”).

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

Risks Related to Our Business and Properties

•
Our tenants may not be able to pay rent in a timely manner and a tenant’s default could reduce our revenues.
•
Significant inflation could adversely affect our business and financial results.
•
We may not be able to effectively operate our business if we cannot employ qualified personnel due to a tight labor market.
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
•
Our cash and cash equivalents could be adversely affected if financial institutions fail.
•
Many real estate costs are fixed, even if income from properties decreases.
•
We may be unable to complete development and re-development projects on advantageous terms.
•
We are subject to general economic conditions and risks associated with our real estate assets.
•
We may become subject to material litigation.
•
Eminent domain could lead to material losses on our investments in our properties.
•
Terrorist attacks and other acts of violence or war may affect the value of our common stock, the industry in which we conduct our operations and our profitability.
•
We face network and system risks including those related to cybersecurity attacks.
•
Political and economic uncertainty could have an adverse effect on our business.
•
A pandemic, epidemic, or outbreak of a contagious disease may adversely affect our business and our tenants’ business.
•
Actions by our competitors may adversely affect the occupancy and rental rates of our properties.
•
A property that incurs a vacancy could be difficult to sell or re‑lease.
•
We may not have funding for future tenant improvements.
•
Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its lease.
•
Environmentally hazardous conditions and climate change may adversely affect our business and operating results.
•
Our properties are subject to transitional risks related to climate-related policy change.
•
We incur costs associated with complying with the Americans with Disabilities Act.
•
Our officers and directors may have other interests which may conflict with their duties to us and our stockholders.
•
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting, and if any deficiencies or material weaknesses exist, our financial statements may be adversely affected.
•
Our UPREIT structure may result in potential conflicts of interest.
•
Our Board of Directors may adopt changes to the valuation procedures and how we calculate our net asset value ("NAV").
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
•
Our stockholders may not be able to sell any shares of common stock pursuant to the share redemption program.
•
The actual value of shares that we repurchase under the share redemption program may be substantially less than what we pay.
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
•
The “prohibited transactions’ tax may limit our ability to dispose of our properties.

•
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
•
Non-U.S. stockholders may be subject to FIRPTA taxation upon the sale of their shares of our common stock.
•
Capital gain distributions to non-U.S. stockholders attributable to sales of U.S. real property may be taxed under FIRPTA.

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

Risks Related to Our Use of Borrowed Funds

•
Mortgage and indebtedness could result in material risk to our business if a default occurs, including loss of real property.
•
The incurrence of indebtedness for operations will increase expenses which could decrease cash available for dividends.
•
Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.
•
Prolonged disruptions in the financial markets could adversely affect our ability to obtain financing on reasonable terms.
•
Indebtedness secured by our properties may subject our properties to foreclosure in the event of a default.

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

We intend to continue to operate in a manner so as to qualify as a REIT. Qualifying as a REIT requires us to meet a number of tests on an ongoing basis, including tests regarding the nature of our assets, the sources of our income, the ownership of our outstanding shares of beneficial interest, and the amount of our distributions to our stockholders. A number of the tests established to qualify as a REIT for tax purposes are fact specific. Therefore, while we intend to continue to qualify as a REIT, it may not be possible at this time to assess our ability to satisfy these various tests on a continuing basis. Additionally, we cannot guarantee that we will remain qualified as a REIT in the future.

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

Approximately 43% of our 2024 contractual rental income and 42% of our 2023 contractual rental income is derived from leases with the City of New York for five locations, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation could adversely affect us by increasing costs of land, construction and renovation. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In March 2022, the U.S. Federal Reserve began to raise interest rates in an effort to curb inflation. Although the Federal Reserve has indicated that interest rates may be decreased in 2024, further interest rate increases by the Federal Reserve are possible. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business or financial results. While increases in most operating expenses at our properties can be passed on to our commercial tenants, some tenants have fixed reimbursement charges and expenses at these properties may not be able to be passed on to tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.

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

From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases, result in the unavailability of financing. For example, the closures of Silicon Valley Bank ("SVB"), New York Signature Bank ("NYSB") and First Republic Bank ("FRB") and their placement into receivership with the Federal Deposit Insurance Corporation ("FDIC") created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and NYSB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

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

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit, including FRB. The FDIC took control and was appointed receiver of SVB and NYSB on March 10, 2023 and March 12, 2023, respectively. In addition, the FDIC was appointed receiver and took control of FRB on May 1, 2023. JPMorgan Chase ("JPM") acquired most of the assets and all bank deposits of FRB on May 1, 2023. All deposits at FRB, whether insured or uninsured, are now managed by JPM. The Company does not have any direct exposure to SVB or NYSB. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

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

Eminent domain could lead to material losses on our investment in our properties.

Governmental authorities may exercise eminent domain to acquire the land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. In addition, “fair value” could be substantially less than the real market value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain.

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

We face network and system risks including those related to cybersecurity attacks that have the potential to disrupt our operations, cause material harm to our financial condition, result in the misappropriation of assets, compromise confidential information and/or damage our business relationships and we can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We rely extensively on our information technology networks and systems to access, as well as those of third parties, to process, transmit and store proprietary and confidential information. These networks and systems manage our business, and our business is at risk from and may be impacted by cybersecurity attacks, including but not limited to phishing schemes, system, network or internet failures, cyber-attacks, ransomware and other malware, social engineering, malicious activities or negligence on the part of employees or contractors, or other network or system disruptions. These could include attempts to gain unauthorized access to our data and computer systems. The risk of a cybersecurity attack, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased. Any such incident may result in disruption of our operations, material harm to our financial condition, cash flows, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for impacted information or assets, increased third party cybersecurity protection costs, regulatory scrutiny or enforcement, litigation and damage to our stakeholder relationships. We employ a number of measures to prevent, detect and mitigate these types of threats. These measures include but are not limited to security operations center monitored endpoint detection response and threat hunting, multi-factor authentication, firewall advanced threat protection, frequent backups, regular vulnerability scanning, and critical system redundancy for core applications; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. In addition, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Company. We also rely on third-party service providers in our conduct of our business, and we can provide no assurance that the security measures of those providers will be effective. These risks require increasing resources from us to analyze and mitigate, and there is no assurance that our efforts will be effective.

Political and economic uncertainty could have an adverse effect on our business.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, the recent rise of inflation, supply chain disruptions, the conflict between Russia and Ukraine, ongoing hostilities between Israel and Hamas, rising interest rates, as well as the resulting governmental policies, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

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

In addition, disagreements over the federal budget have led to the shutdown of the U.S. government for periods of time in the past and may recur in the future. To the extent changes in the political environment have a negative impact on our business or the financial and mortgage markets, our business, results of operations, and financial condition could be materially and adversely impacted.

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

Various federal, state and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our properties, business operations, or our tenants to date, changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. The impact of climate change on weather patterns or the occurrence of significant weather events could impact economic activity or the value of our properties in specific markets.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting, and if any deficiencies or material weaknesses exist, our financial statements may be adversely affected.

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

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our Board of Directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. Such changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption program (the “Program”).

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

Our Program may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a discount to the NAV per share. Our Program contains certain restrictions and limitations, including those relating to the dollar amount of shares of our common stock that we can redeem at any given time. Specifically, effective as of August 8, 2022, the Program limits the number of shares to be redeemed to no more than $2.0 million of shares in any calendar year (prior limit was $1.0 million of shares in any calendar year) and such repurchase is subject to funds being available. In addition, our Board of Directors reserves the right to amend, suspend or terminate the Program at any time upon 30 days’ notice to our stockholders. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the Program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the Program, they may not receive the same price they paid for any shares of our common stock being redeemed.

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

The terms of our Program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. On March 19, 2024 the Company received its annual valuation as of December 31, 2023 for the calculation of NAV under the Program. Our Board of Directors approved an estimated per share NAV of our common stock of $29.00 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership), calculated as of December 31, 2023. The annual valuation resulted in an adjustment to the redemption price under the Program from $21.05 to $26.10 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 20, 2024, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.10 per share will be effective for the semi-annual period running from December 1, 2023 to May 31, 2024 and until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

In determining our most recent NAV per share, we relied upon a valuation of our properties as of December 31, 2023. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2023. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2023. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2023 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Tax Risks Related to our Business and Structure

The requirement to distribute at least 90% of our taxable REIT income may require us to incur debt, sell assets, or issue additional securities for cash, which would increase the risks associated with your investment.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our taxable REIT income, other than any capital gains, and without regard to the deduction for dividends paid. To the extent that we distribute at least 90% but less than 100% of our taxable income in a calendar year, we will incur no federal corporate income tax on our distributed net income, but will incur a federal corporate income tax on any undistributed amounts. In addition, we will incur a 4% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount required. We intend to distribute at least 90% of our taxable income to our stockholders each year so that we will satisfy the distribution requirement and avoid the 4% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. In the event that we do not distribute 100% of our taxable income, we will be subject to taxation at the REIT level on the amount of undistributed taxable income and to the extent we distribute such amount, you will be subject to taxation on it at the stockholder level.

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

The requirements for qualification as a REIT are complex and administrative and judicial interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our stockholders will not be deductible by us and we will be subject to a corporate level tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, substantially reducing our cash available to make distributions to our stockholders. In addition, if we failed to maintain our qualification as a REIT, we would no longer be required to make distributions for federal income tax purposes. Incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, unless relief provisions applicable to certain REIT qualification failures apply, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. We may not qualify for relief provisions for REIT qualification failures and even if we can qualify for such relief, we may be required to make penalty payments, which could be significant in amount.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual income tax rates to perceive investments in REITs to be relatively less attractive than investments in stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for tax years beginning after December 31, 2017, but before January 1, 2026, certain stockholders may be able to deduct up to 20% of “qualified REIT dividends” pursuant to Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”), subject to certain limitations set forth in the Code.

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

The “prohibited transactions” tax may limit our ability to dispose of our properties.

A REIT’s net gain or income from “prohibited transactions” is subject to a 100% penalty tax. In general, prohibited transactions are sale or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although a safe harbor regarding the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we will be able to comply with the safe harbor with respect to any sale of our properties or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in an otherwise attractive sale of property or may conduct such a sale through a taxable REIT subsidiary (which would subject such sale to federal and state income taxation).

Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.

In general, neither ordinary, nor capital gains, distributions with respect to our common stock, nor gain from the sale of our common stock, should constitute unrelated business taxable income, or UBTI, to a tax-exempt stockholder. However, under certain limited circumstances, income and gain recognized by certain tax-exempt stockholders could be treated, in whole or in part, as UBTI.

Non-U.S. stockholders may be subject to FIRPTA taxation upon the sale of their shares of our common stock.

Subject to the exceptions described herein, a non-U.S. person generally is subject to U.S. federal income tax on gain recognized on a disposition of our stock under the Foreign Investment in Real Property Tax Act, or FIRPTA. However, such FIRPTA tax will not apply if we are “domestically controlled,” meaning less than 50% of our stock, by value, has been owned directly or indirectly by non-U.S. persons during a specified look-back period. In addition, even if we were not domestically controlled, such tax would not apply to such non-U.S. stockholder if our common stock was traded on an established securities market and such stockholder did not, at any time during the five-year period prior to a sale of our common stock, directly or indirectly own more than 5% of the value of our outstanding common stock. We cannot assure you that we will qualify as a “domestically controlled” REIT, although we expect our stock will be regularly traded on an established securities market.

Our capital gain distributions to non-U.S. stockholders attributable to our sales of U.S. real property interests may be subject to tax under FIRPTA.

A non-U.S. stockholder generally is subject to U.S. income tax on our capital gain distributions attributable to our sale of U.S. real property interests under FIRPTA. However, if our common stock is regularly traded on an established securities market, such distribution will not be subject to such tax if such stockholder did not, at any time during the one-year period preceding the distribution, directly or indirectly own more than 5% of the value of our outstanding common stock. While we expect our stock will be regularly traded on an established securities market, if it is not so traded, or if we are unable to determine the level of ownership of a particular non-U.S. stockholder, we may be required to withhold 21% of any distribution to such stockholder that we designate as a capital gain dividend.

Acquisition and Divestiture Risks

We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect.

The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Unanticipated difficulties and expenditures relating to any acquired properties, and newly acquired properties might require significant attention of the Company's management that would otherwise be devoted to our existing business. There is no assurance that we will fully realize the potential benefits of any past or future acquisition. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties and purchase prices may increase. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and the value of our securities.

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

We may decide to acquire certain properties, or divest interests in existing properties, using a joint venture structure. Investments in joint ventures may involve certain risks not present were a third party not involved, including, for example:

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
•
the risk of impasses on decisions because neither we, nor the partner, have full control over the joint venture;
•
the risk that we may be liable for the actions of our joint venture partners; and
•
the risk that we may not have sufficient financial resources to exercise any right of first refusal to purchase our co-venturer or partner’s interest.

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

Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings would be secured by mortgages on our properties. The Company’s current total secured indebtedness as of December 31, 2023 was $469.1 million. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. In addition, the foreclosure of certain of our properties may trigger additional liabilities for us, such as payments which may be required pursuant to the Tax Protection Agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are committed to ensuring the confidentiality, availability and integrity of our data. Our cybersecurity strategy is informed, maintained and updated through various methodologies and external resources. As the concerns and issues evolve in cybersecurity, we remain focused on resiliency and continuous improvement to help enhance our cyber posture. We regularly reevaluate the threat landscape and evolve our controls to address new vulnerabilities and threats.

Risk Management and Strategy

We regularly utilize information technology and data to operate our business. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, software, and hardware. Our critical data includes confidential, personal, and proprietary data (collectively “Information Assets”). The Company’s risk management program is designed to manage identified material risks, which would include material cybersecurity risks. We rely on a team of internal and external resources, including external information technology and information security vendors to assess how identified cybersecurity threats could impact our business. These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats.

Accordingly, we work with third party providers to assess the environment to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on the risk assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

We implement and maintain various technical, physical and organizational controls designed to manage and mitigate material risks from cybersecurity threats to our Information Assets. The cybersecurity risk management and mitigation measures we implement for certain of our Information Assets include: policies and procedures designed to address information security, including external assessments to consider our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; encryption of data; network security controls; physical and electronic access controls; asset management, tracking and disposal; systems monitoring; and employee security training. We also have a cybersecurity training and compliance program in place for the Company whereby our connected employees are tested routinely through simulated phishing attempts.

We have not identified known risks, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, refer to Part I, Item 1A. Risk Factors for additional information about cybersecurity-related risks.

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by Company management. The Chief Executive Officer, President and Chief Financial Officer discuss the cybersecurity programming. The Chief Financial Officer is responsible for the ongoing engagement of outside third parties to evaluate and update controls as recommended. Management is also responsible for working with appropriate third party vendors to evaluate the Company’s risk profile and to update the controls for the Company’s technology resources. Management is tasked with integrating cybersecurity considerations into the Company’s overall risk management strategy, focus on appropriate priorities and approving related budgets, helping prepare for cybersecurity incidents, and soliciting and reviewing security assessments.

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Board also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Management is involved with the Company’s efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures. Management participates in cybersecurity incident response by anticipating and directing the Company’s response to cybersecurity incidents. Our cybersecurity incident response processes are designed to identify and escalate certain cybersecurity incidents and vulnerabilities to members of management. Depending on the circumstances, management may work with third party experts and escalate to the Board as necessary.

ITEM 2. PROPERTIES

The Company’s 49 properties as of December 31, 2023 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	78,287	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	162,444	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	68,812	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,435	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	127,797	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,516	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,140	21.1
4 Corporate Place, Piscataway, NJ	Industrial	151,641	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office/Data Center	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	53,570	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Industrial	41,600	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,695	15.6
120 Old County Circle, Windsor Locks, CT	Industrial	83,200	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1
Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
North Carolina
1000 Exchange Street, Charlotte, NC (1)	Industrial	435,600	10.0
Total		6,283,987	399.2
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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2023:

Year of Lease Expiration(1)	Number of Expiring Leases	Square Foot of Expiring Leases	2024 Contractual Rental Income Under Expiring Leases	Percent of 2024 Contractual Rental Income Represented by Expiring Leases
2024	4	207,287	$640,625	1%
2025	6	793,623	3,348,495	5%
2026	9	442,385	4,632,189	7%
2027	12	1,099,468	17,220,735	27%
2028	6	751,507	10,049,943	16%
2029	4	194,524	2,782,983	5%
2030	4	427,166	3,932,551	6%
2031	6	613,069	6,021,758	10%
2032	5	972,304	4,911,706	8%
2033	5	566,337	9,585,769	15%
2034 and after	—	—	—	—
	61	6,067,670	$63,126,754	100%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2023:

Location of Property	Number of Expiring Leases	Number of Tenants	Number of Properties	2024 Contractual Rental Income	Percent of 2024 Contractual Rental Income
NYC, NY	Industrial	9	8	$27,498,321	44%
New York	Industrial/Retail	18	11	$11,472,208	18%
Connecticut	Industrial	15	15	$9,003,604	14%
New Jersey	Industrial/Office	17	13	$12,264,142	19%
Delaware	Industrial	1	1	$1,180,777	2%
North Carolina	Industrial	1	1	$1,707,702	3%
Total		61	49	$63,126,754	100%

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

Real Property Used By the Company in Its Business

The real property used by us as of December 31, 2023, for the day-to-day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
Garden City, NY	Office	$28,588/ 1/31/2032	Executive Offices

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

Outstanding Common Stock and Holders

As of March 12, 2024, we had 13,326,965 shares issued and outstanding, held by 588 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 12, 2024, our Board of Directors declared a supplemental quarterly cash dividend of $0.66 per share of common stock, payable with respect to the year ended December 31, 2023, to common stockholders of record as of the close of business on March 31, 2024, payable on April 12, 2024. On March 12, 2024, our Board of Directors declared a cash dividend of $0.12 per share of common stock, payable with respect to the first quarter ended March 31, 2024, to stockholders of record as of the close of business on March 31, 2024, payable on April 15, 2024. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2023 and 2022:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2023	Regular	11/7/2023	1/12/2024	0.10

9/30/2023	Regular	8/1/2023	10/16/2023	0.10

6/30/2023	Regular	6/8/2023	7/14/2023	0.10

3/31/2023	Regular	3/14/2023	4/17/2023	0.10

3/31/2023	Supplemental	3/14/2023	4/14/2023	0.33

12/31/2022	Regular	11/2/2022	1/13/2023	0.10

9/30/2022	Regular	8/2/2022	10/14/2022	0.10

6/30/2022	Regular	6/9/2022	7/15/2022	0.10

3/31/2022	Regular	3/15/2022	4/18/2022	0.10

3/31/2022	Supplemental	3/15/2022	4/15/2022	0.32

We have determined for income tax purposes that the 2023 regular dividends were considered ordinary dividend distributions. The total distributions paid in 2023 were the result of cash flow from operations.

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

Purchase of Securities:

Share Redemption Program

Our common stock is currently not registered under Section 12 of the Exchange Act and there is no established public market for shares of our common stock. In order to provide our stockholders with interim liquidity, on November 8, 2016, the Board of Directors approved a share redemption program authorizing redemption of the Company’s shares of common stock (the “Shares”), subject to certain conditions and limitations. On June 30, 2022, the Board of Directors amended and restated the share redemption program, effective as of August 8, 2022 (the "Program"), in order to increase the limit of the amount of redemptions permitted each year from $1 million to $2 million, and starting in 2023, to limit the number of redemptions receiving priority for death or disability to $1 million each year. The following is a summary of terms and provisions of the Program:

•
the Company will redeem the Shares on a semi-annual basis (each redemption period ending on May 31st and November 30th of each year), at a specified price per share (which price will be equal to 90% of its NAV per share for the most recently completed calendar year, subject to adjustment) up to a yearly maximum of $2.0 million in Shares, subject to sufficient funds being available.
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

Under the Program, the redemption price per Share is equal to 90% of the NAV per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

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

On March 19, 2024, the Company received its annual valuation as of December 31, 2023. The annual valuation resulted in an adjustment to the redemption price under the Program from $21.05 to $26.10 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 20, 2024, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.10 per share will be effective for the semi-annual period running from December 1, 2023 to May 31, 2024 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2023, we owned 49 properties, which are predominately industrial/warehouse locations leased on a net lease basis. The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 16.69% as of December 31, 2023. As a result of this acquisition, the Company's then existing 7 properties, the subsequent acquisition of 19 properties and the sale of 2 properties from 2014 through 2023, the Company beneficially owns an 83.31% interest in a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial properties on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina as of December 31, 2023.

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

Critical Accounting Estimates

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no impairment charges relating to its remaining long-lived assets during the years ended December 31, 2023 and December 31, 2022, respectively.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2023 as compared with Year Ended December 31, 2022

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2023	2022	Amount	Percent
Revenues:
Rental income	$75,273	$65,534	$9,739	15%
Total revenues	75,273	65,534	9,739	15%
Operating Expenses:
Property operating expenses	15,489	14,829	660	4%
General and administrative	11,795	12,617	(822)	-7%
Depreciation and amortization	13,794	12,948	846	7%
Total operating expenses	41,078	40,394	684	2%
Operating income before gain on sale of real estate	34,195	25,140	9,055	36%
Gain on sale of real estate	—	14,593	(14,593)	100%
Operating income	34,195	39,733	(5,538)	-14%
Interest expense	(24,570)	(19,453)	(5,117)	-26%
Equity in earnings of unconsolidated affiliate	189	153	36	24%
Other income, net	1,450	1,559	(109)	-7%
Net income	11,264	21,992	(10,728)	-49%
Less: Net income attributable to noncontrolling interest	1,779	6,567	(4,788)	-73%
Net income attributable to common stockholders	$9,485	$15,425	$(5,940)	-39%

Revenues

Rental income increased approximately $9.8 million, or 15%, to $75.3 million for the year ended December 31, 2023 from $65.5 million for the year ended December 31, 2022. This increase is primarily attributable to increased rental income due to higher rental rates in 2023 compared to 2022 and the Company's newly acquired property in Charlotte, North Carolina.

Operating Expenses

Operating expenses increased $0.7 million, or 2%, to $41.1 million for the year ended December 31, 2023 from $40.4 million for the year ended December 31, 2022, primarily due to $0.7 million of higher property operating expenses, $0.8 million of higher depreciation and amortization expense, partially offset by a decrease in general and administrative expenses of $0.8 million. The increase in property operating expenses is primarily due to higher real estate taxes, repair and maintenance expenses and insurance costs in 2023 compared to 2022. The increase in depreciation and amortization expense is primarily attributable to the Company’s newly acquired property in Charlotte, North Carolina. The decrease in general and administrative expenses is primarily attributable to lower professional fees in 2023 compared to 2022.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in East New York, New York for $29.4 million on November 9, 2022.

Interest Expense

Interest expense increased $5.1 million, or 26%, to $24.6 million for the year ended December 31, 2023 from $19.5 million for the year ended December 31, 2022. The increase is primarily due to a higher interest rate and higher average principal balance and interest rate on the Company’s credit facility with Key Bank in 2023 compared to 2022.

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

On December 2, 2015, the Company (through its Operating Partnership) entered into the Key Bank Credit Agreement with Key Bank for a $50.0 million revolving credit facility with an initial term of two years, with a one-year extension option, subject to certain other customary conditions (the “Key Bank Credit Agreement”). The Company, through the extension option and various amendments to the Key Bank Credit Agreement, extended the maturity date of the revolving credit facility to June 30, 2022.

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto (the “First Amended and Restated Credit Agreement”). The First Amended and Restated Credit Agreement provided for a $60 million senior secured credit facility consisting of (i) a $10 million revolving line of credit facility, with an initial term of three years and two one-year extension options and (ii) a $50 million term loan facility, with an initial term of four years and a one-year extension option, which was funded in a single advance on October 22, 2021. Up to $10 million of the total commitments under the credit facility will be available for the issuance of letters of credit and swing line loans.

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

In addition, on August 5, 2022, certain subsidiaries of the Operating Partnership refinanced the AIG Loan (as defined below) on certain properties by entering into new loan agreements (collectively the “New AIG Loan Agreements”) with AIG Asset Management (U.S.), LLC, as administrative agent, and the other lenders from time to time party thereto. The New AIG Loan Agreements provide for secured loans in the aggregate principal amount of $225.0 million.

Our available liquidity at December 31, 2023 was approximately $27.9 million, consisting of cash and cash equivalents. As of December 31, 2023, the Company had $90.0 million outstanding borrowings under the Key Bank credit facility, consisting of borrowings of $50.0 million under its term loan facility with Key Bank and $40.0 million of borrowings under its revolving line of credit facility with Key Bank.

We expect to meet substantially all of our operating cash requirements, dividend payments required to maintain our REIT status and an estimated $2.0 million of 2024 principal mortgage debt amortization from cash flows from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. There is a maturity of mortgage principal with People’s United Bank of $14.4 million in 2024. We expect to pay this maturing debt with any remaining cash flow from operations or our available cash and cash equivalents. Additionally, in the normal course of our business, we may sell properties or interests in properties when we determine that it is in our best interests, which also generates additional liquidity. As it relates to the maturing debt in 2025 and 2026, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based upon market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Net Cash Flows

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Operating Activities

Net cash provided by operating activities was $25.7 million for the year ended December 31, 2023 compared to $21.8 million for the year ended December 31, 2022. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $27.1 million, (ii) an increase in other liabilities of approximately $1.1 million primarily due to increased prepaid rent and (iii) distributions from unconsolidated affiliate of $0.2 million, partially offset by (iv) an increase in other assets of $0.8 million primarily due to increased deferred leasing costs and (v) a decrease in accounts payable and accrued expenses of $1.9 million due to decreased lease incentives payable, tenant improvements payable and distributions payable to non-controlling interests.

For the 2022 period, cash provided by operating activities of $21.8 million included (i) income before depreciation, amortization, gain on sale of real estate, gain on extinguishment of debt, stock compensation, rental income in excess of amounts billed, non-cash lease expense, income from equity investment in unconsolidated affiliate and income from recovery of a portion of property related to casualty loss of $22.8 million, (ii) distributions from unconsolidated affiliate of $0.1 million, (iii) an increase in accounts payable and accrued expenses of $3.4 million primarily due to increased leasing commissions payable and lease incentives payable, partially offset by (iv) an increase in other assets of $4.5 million primarily due to increased deferred leasing costs and lease incentives.

Investing Activities

Net cash used in investing activities was $31.4 million for the year ended December 31, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $2.4 million.

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

Financing Activities

Net cash used in financing activities was approximately $25.4 million for the year ended December 31, 2023 compared to $11.8 million for the year ended December 31, 2022. Cash used in financing activities resulted from (i) the purchase of limited partnership interest in operating partnership of $32.2 million, (ii) the payment of mortgage principal of $1.8 million, (iii) the payment of the Company’s fourth quarter 2022 dividend, 2022 supplemental dividend and 2023 quarterly dividends totaling $9.7 million, (iv) distributions to non-controlling interests of $4.1 million, (v) repurchases of the Company’s common stock of $2.1 million and (vi) financing costs for mortgage note payable of $0.5 million relating to refinancing transaction with Transamerica Life Insurance Company, partially offset by (vii) proceeds of mortgage notes payable of $25.0 million from refinancing with Transamerica Life Insurance Company.

For the 2022 period, cash used in financing activities of $11.8 million resulted from (i) settlement of pension withdrawal liability of $0.7 million, (ii) the payment of mortgage principal of $1.3 million, (iii) the repayment of our outstanding mortgage notes payable of $233.1 million associated with the refinancing of debt with American International Group, (iv) the payment of the Company’s fourth quarter 2021 dividend, 2021 supplemental dividend and 2022 quarterly dividends totaling $9.6 million, (v) distributions to non-controlling interests of $4.9 million, (vi) purchase of limited partnership interest in operating partnership of $16.8 million, (vii) repurchases of the Company’s common stock of $2.0 million, (viii) financing costs for revolving credit facility with Key Bank of $0.5 million and (ix) financing costs for mortgage note payable of $7.9 million relating to the refinancing transaction with American International Group, partially offset by (x) the proceeds of mortgage notes payable of $225.0 million from refinancing with American International Group and (xi) the proceeds of $40.0 million from the Company’s revolving line of credit facility with Key Bank.

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

The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2023 and 2022 (All amounts are net of noncontrolling interest).

The reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO (in thousands):

	2023	2022
Net income attributable to common stockholders	$9,485	$15,425
Add NAREIT defined adjustments:
Real estate depreciation	8,819	6,919
Gain on sale of properties	—	(10,083)
Amortization of in-place leases and deferred leasing costs	2,800	2,132
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	21,104	14,393
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(901)	596
Amortization of other intangible assets	(189)	(216)
Amortization of financing costs	1,303	895
Insurance recoveries related to casualty loss	—	(468)
Gain on settlement of pension withdrawal liability	—	(87)
Stock compensation expense	1,594	1,143
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$22,911	$16,256

The Company believes FFO and AFFO to be the most appropriate supplemental disclosure of operating performance for a REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and AFFO provide a uniform supplemental basis for evaluating the earnings performance of REITs considering the unique capital structure of each REIT.

Acquisitions and Dispositions

East New York, New York

On November 9, 2022, the Company (through its Operating Partnership) sold a 58,003 square-foot single story warehouse/industrial building located in East New York, New York for $29.4 million.

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

Environmental Matters

As of December 31, 2023, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no accrued liability needed for these on-going activities on the accompanying consolidated balance sheets.

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

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2022 and 2023, and, although the Federal Reserve has indicated that interest rates may be decreased in 2024, further interest rate increases by the Federal Reserve are possible. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into the First Amendment which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. As of December 31, 2023, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $900,000 annually if SOFR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc.

Garden City, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment of real estate held for investment

As described in Note 2 to the consolidated financial statements, management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value.

Auditing management’s judgments related to the identification of impairment indicators and assessment of real estate investments for recoverability involved especially challenging auditor judgment due to the high degree of subjectivity and significant estimation of the analyses. Assumptions within the cash flow analyses considered to be subjective and involve significant estimation include the terminal cap rate and the projected occupancy level of each property for which an impairment indicator has been identified.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s assessment of potential impairment indicators on all properties, including negative trends in occupancy, negative trends in property operating results, and cash flow analyses compared to carrying values.
•
Evaluating management’s assumptions, including projected occupancy levels of each property and terminal capitalization rates, used in performing a recoverability analysis related to a real estate property for which an impairment indicator was identified.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 21, 2024

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(amounts in thousands, except share and per share data)

	2023	2022
ASSETS
Real estate, at cost:
Land	$223,308	$197,745
Buildings and improvements	312,275	310,425
Total real estate, at cost	535,583	508,170
Less: accumulated depreciation and amortization	(104,163)	(93,785)
Net real estate held for investment	431,420	414,385
Cash and cash equivalents	27,913	59,504
Restricted cash	1,400	986
Rental income in excess of amount billed	16,123	15,825
Acquired lease intangible assets, net	5,836	4,726
Investment in unconsolidated affiliate	3,753	3,814
Right-of-use asset – operating lease, net	2,555	2,816
Other assets	18,237	19,061
Total assets	$507,237	$521,117
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$369,423	$345,466
Term loan payable, net	49,783	49,700
Secured revolving credit facility	40,000	40,000
Accounts payable and accrued expenses	5,234	7,533
Dividends payable	1,333	1,333
Acquired lease intangible liabilities, net	1,079	1,801
Right-of-use liability – operating lease	2,739	2,973
Other liabilities	6,032	6,160
Total liabilities	475,623	454,966
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,326,965 and 13,333,757 shares issued and outstanding at December 31, 2023 and December 31,2022, respectively	1	1
Additional paid-in capital	132,217	141,812
Distributions in excess of net income	(107,330)	(107,082)
Total stockholders’ equity	24,888	34,731
Noncontrolling interest	6,726	31,420
Total equity	31,614	66,151
Total liabilities and equity	$507,237	$521,117

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

(amounts in thousands, except share and per share data)

	2023	2022
Revenues:
Rental income	$75,273	$65,534
Total revenues	75,273	65,534
Operating Expenses:
Property operating expenses	15,489	14,829
General and administrative	11,795	12,617
Depreciation and amortization	13,794	12,948
Total operating expenses	41,078	40,394
Operating income before gain on sale of real estate	34,195	25,140
Gain on sale of real estate	—	14,593
Operating income	34,195	39,733
Interest expense	(24,570)	(19,453)
Equity in earnings of unconsolidated affiliate	189	153
Other income, net	1,450	1,559
Net income	11,264	21,992
Less: Net income attributable to noncontrolling interest	1,779	6,567
Net income attributable to common stockholders	$9,485	$15,425
Net income per common share attributable to common stockholders – basic earnings per share	$0.71	$1.15
Net income per common share attributable to common stockholders – diluted earnings per share	$0.70	$1.15
Weighted average common shares outstanding – basic	13,331,273	13,356,688
Weighted average common shares outstanding – diluted	13,516,162	13,442,087

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2023 and 2022

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2022	—	13,333,335	$1	$155,192	$(112,897)	$42,296	$33,908	$76,204
Common stock dividends	—	—	—	—	(9,610)	(9,610)	—	(9,610)
Repurchases — common stock	—	(99,850)	—	(2,000)	—	(2,000)	—	(2,000)
Purchases — LP interests	—	—	—	(16,800)	—	(16,800)	—	(16,800)
Stock-based compensation	—	100,272	—	1,504	—	1,504	—	1,504
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,139)	(5,139)
Net income	—	—	—	—	15,425	15,425	6,567	21,992
Reallocation of equity	—	—	—	3,916		3,916	(3,916)	—
Balance at December 31, 2022	—	13,333,757	1	141,812	(107,082)	34,731	31,420	66,151
Common stock dividends	—	—	—	—	(9,733)	(9,733)	—	(9,733)
Repurchases — common stock	—	(101,955)	—	(2,067)	—	(2,067)	—	(2,067)
Purchases — LP interests	—	—	—	(32,214)	—	(32,214)	—	(32,214)
Stock-based compensation	—	95,163	—	1,914	—	1,914	—	1,914
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,701)	(3,701)
Net income	—	—	—	—	9,485	9,485	1,779	11,264
Reallocation of equity	—	—	—	22,772	—	22,772	(22,772)	—
Balance at December 31, 2023	—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(amounts in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,264	$21,992
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(14,593)
Gain on settlement of pension withdrawal liability	—	(127)
Depreciation	10,461	9,891
Amortization of intangible assets and deferred charges	4,664	4,036
Stock-based compensation	1,914	1,504
(Income) from insurance recovery or write-off of a portion of property related to casualty loss, net	—	(677)
Non-cash lease expense	27	64
Rental income (in excess of) less than amount billed	(1,065)	839
Income from equity investment in unconsolidated affiliate	(189)	(153)
Distributions from unconsolidated affiliate	242	100
Changes in operating assets and liabilities:
Other assets	(794)	(4,523)
Accounts payable and accrued expenses	(1,861)	3,411
Other liabilities	1,049	35
Net cash provided by operating activities	25,712	21,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(2,438)	(7,253)
Cash paid for property acquisition	(29,007)	—
Proceeds from disposition of property, net	—	28,400
Return on capital from unconsolidated affiliate	8	—
Proceeds of recovery of a portion of property related to casualty loss	—	642
Net cash (used in) provided by investing activities	(31,437)	21,789
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	25,000	225,000
Financing costs from mortgage notes payable	(535)	(7,888)
Payment of mortgage notes payable	—	(233,100)
Proceeds from revolving credit facility	—	40,000
Loan costs from revolving credit facility	—	(514)
Payment of mortgage principal	(1,792)	(1,298)
Purchase of limited partnership interest	(32,214)	(16,800)
Repurchases of common stock	(2,067)	(2,000)
Extinguishment of pension withdrawal liability	—	(684)
Cash distributions to noncontrolling interests	(4,111)	(4,874)
Cash dividends paid	(9,733)	(9,610)
Net cash used in financing activities	(25,452)	(11,768)
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,177)	31,820
Cash and cash equivalents including restricted cash of $986 and $1,047, respectively, at the beginning of period	60,490	28,670
Cash and cash equivalents including restricted cash of $1,400 and $986, respectively, at the end of period	$29,313	$60,490
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$22,912	$17,700
Non-cash expenditures for real estate	$63	$500
Right-of-use asset and liability	$2,739	$2,973

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.69%. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 19 properties and the sale of 2 properties from 2014 through 2023, the Company owned an 83.31% interest in a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial properties on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina as of December 31, 2023. At December 31, 2023, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock and approximately 1.2 million shares of the Company’s Series B preferred stock.

During 2020, the Company agreed upon certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. Not all tenant requests resulted in amended agreements, nor did the Company forego its contractual rights under its lease agreements. These rent relief requests from the Company’s tenants did not have a material impact on the Company’s results of operations, financial condition or cash flows as of and for the years ended December 31, 2023 and December 31, 2022. The rent relief requests resulted in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract. Therefore, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under lease accounting pronouncements as though enforceable rights and obligations for the concessions existed, regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract.

The effects of the COVID-19 pandemic did not impact the Company’s results of operations, financial condition and cash flows for the years ended December 31, 2023 and December 31, 2022.

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

Real Estate:

Real estate assets are stated at cost, less accumulated depreciation and amortization. All costs related to the improvement or replacement of real estate properties, including interest expense on development properties, are capitalized. Acquisition-related costs are capitalized for asset acquisitions. Additions, renovations, and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs, and improvements that do not materially prolong the normal useful life of an asset, are charged to operations as incurred.

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of December 31, 2023, or December 31, 2022.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.6 million for both the years ended December 31, 2023 and December 31, 2022.

As of December 31, 2023, approximately $0.8 million and $5.0 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2022, approximately $0.2 million and $4.5 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2023, and 2022, $1.1 million and $1.8 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase (decrease) to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2023, over the next five years and thereafter (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
2024	$420	$1,094
2025	64	928
2026	(13)	798
2027	4	564
2028	4	440
Thereafter	(218)	1,195
	$261	$5,019

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.2 million from this investment for each of the years ended December 31, 2023 and 2022.

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

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2023 were $16.5 million and $9.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2023 were $1.8 million and $1.4 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2022 were $17.0 million and $9.4 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2022 were $1.6 million and $1.3 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets for the years ended December 31, 2023 and 2022.

Reportable Segments:

As of December 31, 2023, the Company primarily operated in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index, subject to certain maximums and minimums. For the year ended December 31, 2023, the Company determined that collectability of one tenant’s lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.3 million and placed the tenant on the cash basis as of June 30, 2023. In February 2024, the Company entered into a settlement agreement with tenant and received $0.6 million in full settlement of amounts due.

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

Tenant receivables at December 31, 2023 and 2022 were $0.5 million and $0.6 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

The following table presents additional disclosures regarding the Company’s rental income for the twelve months ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Fixed lease revenue	$62,415	$53,042
Variable lease revenue	12,858	12,492
Total lease revenue	$75,273	$65,534

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to $3.2 million and $3.5 million as of December 31, 2023 and December 31, 2022 respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of $3.1 million, as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease on December 31, 2023, over the next five years and thereafter (in thousands):

2024	$353
2025	363
2026	374
2027	385
2028	397
Thereafter	1,299
Total future minimum lease payments	3,171
Less imputed interest	432
Total right-of-use liability – operating lease	$2,739

The following table presents additional disclosures regarding the Company’s office leases for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Operating lease costs	$340	$308
Variable lease costs	33	29
Total lease costs	$373	$337

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share. Stock option awards were included in the computation of diluted earnings per share in 2023 and 2022 because the option awards were dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023, and 2022, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2023, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time to time exceed the federal depository insurance coverage. All non-interest bearing transaction accounts deposited at an insured depository institution are insured by the Federal Deposit Insurance Corporation up to the standard maximum deposit insurance amount of $250,000. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of the financial institutions.

Rental income of $9.5 million, derived from five leases with the City of New York, represented 13% of the Company’s total rental income for the year ended December 31, 2023. Rental income of $9.5 million, derived from five leases with the City of New York, represented 15% of the Company’s total rental income for the year ended December 31, 2022.

Rental income of $10.9 million, derived from six leases with Federal Express, represented 15% of the Company’s total rental income for the year ended December 31, 2023. Rental income of $9.0 million, derived from four leases with Federal Express, represented 14% of the Company’s total rental income for the year ended December 31, 2022.

Rental income of $7.7 million, derived from one lease with Avis Rent-A-Car Systems, Inc.(“Avis”), represented 10% of the Company’s total rental income for the year ended December 31, 2023. Rental income of $3.4 million, derived from one lease with Avis, represented 5% of the Company’s total rental income for the year ended December 31, 2022. On October 31, 2022, Avis signed a ten-year option to extend its lease for the premises located at 23-85 87th Street, East Elmhurst, New York.

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

Recently Issued Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on the income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which amends disclosure requirements about a public company’s reportable segments and addresses requests from investors for additionally detailed information about a reportable segment’s expenses. A public entity should apply the amendments provided by ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provided optional expedients and exceptions for applying generally accepted accounting principles when accounting for contract modifications, hedging relationships and other transactions impacted by rate reform, subject to meeting certain criteria. ASU 2020-04 was effective as of March 12, 2020. The Company has a credit line facility to which this ASU was applied beginning in 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.

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

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Balance at beginning of year	$508,170	$514,789
Property acquisitions	25,563	—
Property disposition	—	(14,017)
Improvements	1,850	7,398
Balance at end of year	$535,583	$508,170

The changes in accumulated depreciation and amortization related to real estate held for investment, for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Balance at beginning of year	$93,785	$84,190
Property disposition	—	(211)
Depreciation and amortization for year	10,378	9,806
Balance at end of year	$104,163	$93,785

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

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during 2023 and 2022 (in thousands):

	2023	2022
Land	$17,383	$—
Land Improvements	8,029	$—
Acquired lease intangibles assets	2,655	$—
Other assets	940	$—
Total Consideration	$29,007	$—

Casualty Loss:

The Company incurred a weather-related casualty loss of approximately $396,000 related to one of its properties during 2021. The loss was insured and the Company has recorded insurance reimbursements of approximately $677,000 related to this loss in 2022. The casualty loss and related insurance reimbursements are included in other income, net, on the accompanying consolidated statements of operations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2023	December 31, 2022	Maturity
People’s United Bank	4.18%	14,710	15,084	10/15/2024
Allstate Life Insurance Company	4.00%	34,808	35,638	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	32,632	33,000	4/1/2028
Transamerica Life Insurance Company	3.45%	8,037	8,257	4/1/2030
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	—	8/1/2033
	Subtotal	379,187	355,979
	Unamortized loan costs	(9,764)	(10,513)
	Total	$369,423	$345,466

Amortization of deferred mortgage loan costs was $1.3 million and $1.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

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

The outstanding indebtedness and fees were repaid on August 5, 2022 in connection with the American International Group 2022 Loan Agreement (as defined below) which terminated the Company’s loan obligations under the AIG Loan Agreements.

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

The term of each note is ten years and requires (i) interest-only payments at the rate of 3.45% per annum on the principal balance of the note until April 1, 2022, and (ii) principal and interest payments (amortized over a 25-year period commencing at the end of the interest-only period) from May 1, 2022 through March 1, 2030. The entire principal balance of each note is due and payable on April 1, 2030, the loan maturity date. Subject to the terms of the loan agreement, each note may be prepaid in whole upon not less than 30 days’ prior written notice to the lender. Subject to certain exceptions, upon prepayment, the borrowers must remit a prepayment premium equal to the greater of (i) 1% of the prepayment amount and (ii) a yield protection amount calculated in accordance with the terms of the notes. If a default exists, the outstanding principal balance of the notes shall, at the option of the lender, bear interest at a rate equal to the lesser of (i) 10% per annum over the note rate and (ii) the highest rate of interest permitted to be paid or collected by applicable law with respect to the loan. The notes contain other terms and provisions that are customary for instruments of this nature.

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

The term of each note is ten years and requires (i) interest-only payments at the rate of 5.4% per annum on the principal balance of the note until August 1, 2026, and (ii) principal and interest payments (amortized over a 30-year period commencing at the end of the interest-only period) from September 1, 2026 through July 1, 2033. The entire principal balance of each note is due and payable on August 1, 2033, the loan maturity date. Subject to the terms of the loan agreement, each note may be prepaid in whole upon not less than 30 days’ prior written notice to the lender. Subject to certain exceptions, upon prepayment, the borrowers must remit a prepayment premium equal to the greater of (i) 1% of the prepayment amount and (ii) a yield protection amount calculated in accordance with the terms of the notes. If a default exists, the outstanding principal balance of the notes shall, at the option of the lender, bear interest at a rate equal to the lesser of (i) 10% per annum over the note rate and (ii) the highest rate of interest permitted to be paid or collected by applicable law with respect to the loan. The notes contain other terms and provisions that are customary for instruments of this nature.

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2023, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2024	$16,374
2025	34,778
2026	980
2027	1,252
2028	69,820
Thereafter	255,983
Total	$379,187

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

Outstanding borrowings under the Term Loan were $50.0 million as of December 31, 2023 and December 31, 2022, and are a SOFR rate borrowing. The interest rate on the Term Loan as of December 31, 2023 was 7.76%. Unamortized loan costs for the Term Loan were $0.2 million and $0.3 million as of December 31, 2023 and December 31, 2022, respectively, and are included in term loan payable, net in the accompanying consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $40.0 million as of December 31, 2023 and December 31, 2022. The interest rate on the Revolver as of December 31, 2023 was 7.81%. Unamortized loan costs for the Revolver were $0.3 million and $0.5 million as of December 31, 2023 and December 31, 2022, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.3 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2023, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2023 and December 31, 2022.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2023, and 2022, the Company had a total of 13,326,965 and 13,333,757 shares of common stock issued and outstanding, respectively.

On November 9, 2023, the Company purchased 6,944 shares of common stock pursuant to a certain Order dated September 19, 2023 of the United States Bankruptcy Court for the Eastern District of New York at a purchase price of $9.65 per share for a total consideration of approximately $67,010 from the Chapter 7 estate of a stockholder.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2023 and 2022:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.32	(1)
March 15, 2022	March 31, 2022	April 18, 2022	$0.10
June 9, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 14, 2022	$0.10
November 2, 2022	December 31, 2022	January 13, 2023	$0.10
March 14, 2023	March 31, 2023	April 14, 2023	$0.33	(2)
March 14, 2023	March 31, 2023	April 17, 2023	$0.10
June 8, 2023	June 30, 2023	July 14, 2023	$0.10
August 1, 2023	September 30, 2023	October 16, 2023	$0.10
November 7, 2023	December 31, 2023	January 12, 2024	$0.10

(1)
Represents a supplemental 2021 dividend.
(2)
Represents a supplemental 2022 dividend.

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

Noncontrolling Interest:

On September 19, 2023, the Operating Partnership, pursuant to a certain Order dated September 19, 2023 of the United States Bankruptcy Court for the Eastern District of New York, purchased 15,202 Common and Class B limited partner units of the Operating Partnership for cash consideration of $32,214,363 from the Chapter 7 estate of a limited partner.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017. The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of December 31, 2023, the Company had 1,030,891 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the year ended December 31, 2023, there was $0.4 million of stock compensation expense relating to these options. For the year ended December 31, 2022, there was $0.2 million of stock compensation expense relating to these options.

The Board of Directors has determined the value of a share of common stock at December 31, 2023 to be $22.50 based on a valuation completed with the assistance of an independent third party for purposes of valuing shares of the Company’s common stock pursuant to the 2017 Plan.

For the years ended December 31, 2023 and 2022, the Company’s total stock-based compensation in the statement of equity was approximately $1,914,000 and $1,504,000, respectively. As of December 31, 2023, there was approximately $2,415,000 of unamortized stock compensation related to restricted stock. The cost is expected to be recognized over a weighted average period of 2.3 years.

At December 31, 2023, 600,000 stock options were outstanding, of which 333,334 were vested and 266,666 were non-vested, and 1,011,896 shares of restricted stock were outstanding, 849,951 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2022	166,480	$14.20
New shares issued through December 31, 2023	95,163	16.55
Vested	(99,698)	15.68
Non-vested shares outstanding as of December 31, 2023	161,945	$14.91

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of December 31, 2023:

Number of Shares
2024	50,831
2025	37,472
2026	27,441
2027	19,423
2028	13,002
2029	7,859
Thereafter	5,917
Total Non-vested Shares	161,945

7. EARNINGS PER SHARE:

Basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS reflects the potential dilution that could occur if option contracts were exercised and converted into common stock. There were 184,889 and 85,399 common share equivalents related to stock options in the twelve months ended December 31, 2023 and 2022, respectively. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	2023	2022
Numerator:
Net income attributable to common stockholders	$9,485	$15,425
Denominator:
Weighted average common shares outstanding – basic	13,331,273	13,356,688
Weighted average common shares outstanding – diluted	13,516,162	13,442,087
Basic and Diluted Per Share Information:
Net income per share – basic	$0.71	$1.15
Net income per share – diluted	$0.70	$1.15

8. RELATED PARTY TRANSACTIONS:

Green Holland Management LLC:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold interests in a real estate brokerage firm, Green Holland Management LLC ("GHM"). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions. In November 2023, GHM sold its interest in The Rochlin Organization to Adam Rochlin and The Rochlin Organization.

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

Environmental Matters:

As of December 31, 2023, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

Real Property Used By the Company in Its Business

On December 11, 2020, the Company signed a ten-year four-month lease, with one five-year option to extend the lease, as tenant with Steel Garden LLC, as landlord, for the premises located at 1399 Franklin Avenue, Suite 100, Garden City, New York. The lease commencement date was October 1, 2021 (see Note 2). The monthly minimum rent for the first year of the lease term was $27,755 with 3% annual rental increases, and the Company was entitled to four months of free minimum rent.

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

	December 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$27,913	$27,913	$59,504	$59,504
Restricted cash	1,400	1,400	986	986
Rent and other receivables	569	569	1,476	1,476
Financial liabilities:
Dividends payable	$1,333	$1,333	$1,333	$1,333
Accounts payable and accrued expenses	5,234	5,234	7,533	7,533
Secured revolving credit facility	40,000	40,000	40,000	40,000
Term loan payable	50,000	50,000	50,000	50,000
Mortgage notes payable	379,187	345,009	355,979	326,788

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2023 and 2022 were approximately $65,000 and $56,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the years ended December 31, 2023 and 2022 were approximately $80,000 and $75,000, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net income	$11,264	$21,992
GAAP net (income) of taxable subsidiaries	(605)	(747)
GAAP net income from REIT operations	10,659	21,245
Operating expense book deductions greater than tax	4,099	4,643
Book depreciation in excess of tax depreciation	4,872	4,022
GAAP amortization of intangibles in excess of tax amortization	821	689
Straight-line rent adjustments	(1,054)	879
Mortgage refinance costs tax deductions greater than book	—	(5,665)
Gain on sale of real estate	—	(14,593)
Casualty gain not taxable	—	(677)
(Income) allocable to noncontrolling interest	(5,226)	(3,677)
Estimated taxable income	$14,171	$6,866

We have determined for income tax purposes that the 2023 and 2022 regular dividends were considered ordinary dividend distributions. The total distributions paid in both 2023 and 2022 were the result of cash flows from operations.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2023 and 2022. The TRS entities have approximately $18.0 million of net operating loss carry-forwards at December 31, 2023, which begin to expire in 2027. The Company has recorded a full valuation allowable against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2023, under operating leases for the next five years and thereafter are as follows (in thousands):

2024	$63,127
2025	62,385
2026	61,509
2027	44,707
2028	37,212
Thereafter	98,335
Total	$367,275

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SUBSEQUENT EVENTS:

Distributions

On March 12, 2024, our Board of Directors declared a supplemental cash dividend of $0.66 per share of common stock, payable with respect to the year ended December 31, 2023, to stockholders of record as of the close of business on March 31, 2024, payable on April 12, 2024. On March 12, 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the first quarter ended March 31, 2024, to common stockholders of record as of the close of business on March 31, 2024, payable on April 15, 2024.

Proceeds from Mortgage Notes Payable

On March 15, 2024, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with American General Life Insurance Company. The loan agreement provides for a cross-defaulted, cross collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $125.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 12, 2024:

Name	Age	Position
Paul Cooper	63	Chairman of the Board, CEO and Class II Director
Louis Sheinker	62	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	68	Chief Financial Officer and Treasurer
Douglas Cooper	77	Class I Director
Stanley Perla	80	Class II Director
Donald Schaeffer	73	Class III Director
David Jang	63	Class I Director
Brandon Konigsberg	53	Class III Director
James Oswald	60	Class III Director

The principal occupation and business experience of each of the directors and executive officers are as follows:

Paul Cooper has been Chief Executive Officer of the Company since June 2012 and Chairman of the Board of Directors since January 1, 2014. Mr. Cooper has been a director of the Company since June 2006 and previously served as Executive Vice President. Mr. Cooper oversees all aspects of our business activities including the acquisition, leasing, financing, management and disposition of assets. Prior to joining the Company, for more than 12 years, Mr. Cooper was a principal of Lighthouse Real Estate Ventures and its affiliates (collectively “Lighthouse”). Lighthouse owned, managed, and leased its own portfolio of more than 2 million square feet of commercial buildings in the Greater New York metropolitan area. Mr. Cooper brings his extensive experience in the commercial real estate industry to the Board. Mr. Cooper holds a Bachelor of Science degree from the University of Pennsylvania and a Juris Doctor degree from Fordham University. Paul Cooper is the cousin of Douglas Cooper.

Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Mr. Sheinker brings over 35 years of real estate experience to the Company. Prior to joining the Company, Mr. Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., which performed management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker brings his extensive experience in the commercial real estate industry to the Board. He holds a Bachelor of Arts degree from Ithaca College and is currently a licensed Real Estate Broker in New York State. Effective as of January 15, 2015, Mr. Sheinker was appointed Secretary of the Company.

Stuart Blau has been Chief Financial Officer and Treasurer of the Company since November 2017. Prior to joining the Company, Mr. Blau served as Managing Partner at Kimmel Blau & Goldman LLP, a diversified certified public accounting firm, since 1983. He also served as Partner at Berlin & Blau, attorneys at law, from 1985 to 2021. Mr. Blau is a Certified Public Accountant and admitted to practice law in the State of New York. Mr. Blau received a Bachelor of Science degree from the State University of New York at Buffalo and a Juris Doctor degree from St. John’s University School of Law.

Douglas Cooper has been a director since June 2006. Mr. Cooper has been practicing law for over 40 years and is now of counsel to the firm of Ruskin Moscou Faltischek, P.C. Mr. Cooper brings his legal expertise to his long service to the Board. Mr. Cooper graduated from Hamilton College and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a Master’s degree in Corporate Law from NYU Law School. Douglas Cooper is the cousin of Paul Cooper. Mr. Cooper resigned as the Company’s Treasurer and Secretary effective as of January 15, 2015. Mr. Cooper is deemed an independent director.

Stanley Perla has been a director of the Company since January 2013. Mr. Perla was a partner with Ernst & Young LLP, a public accounting firm, from September 1978 to June 2003, and Managing Partner of Cornerstone Accounting Group LLP, from June 2008 to May 2011. He served as Ernst & Young’s National Director of Real Estate Accounting, as well as on Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. He is currently a director and chair of the audit committee of Global Net Lease, Inc. (“GNL”) and previously served as a director and chair of the audit committee of The Necessity Retail REIT, Inc. (formerly known as American Finance Trust, Inc.) prior to its acquisition by GNL in 2023. He has also served as a director and/or member of the audit committees of Hospitality Investors Trust, Madison Harbor Balanced Strategies, Inc., American Realty Capital Daily Net Asset Value Fund, American Capital Global Trust II, American Real Estate Income Fund American Mortgage Acceptance Company

and Lexington Realty Trust, and Vice President/Director of Internal Audit for Vornado Realty Trust (July 2003 to May 2008). Mr. Perla brings his accounting experience within our industry as well as his real estate and financial industry experience to the Board. He graduated from Baruch College, where he obtained his BBA in accounting in 1965, and his MBA in taxation in 1970. He is a licensed Certified Public Accountant in the State of New Jersey and New York. Mr. Perla is deemed an independent director.

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

Brandon Konigsberg has been a director of the Company since October 2019. From 1996 through 2020, Mr. Konigsberg was an executive of JPMorgan Chase & Co., a global financial services firm, where he held leadership roles in Finance and Treasury, serving as a CFO and COO for the Chief Investment Office, JPMorgan Securities Wealth Management Business, Corporate Treasury and Human Resources. Mr. Konigsberg also led management of the company’s global balance sheet, liquidity and interest rate risks. Prior to joining JP Morgan Chase & Co., Mr. Konigsberg was an auditor at Goldstein, Golub and Kessler, PC. Mr. Konigsberg has served on the board of Chicago Atlantic Real Estate Finance, Inc. since 2021, and he is the founder and managing partner of Kobra Group, LLC, an executive and board level advisory and consulting firm, where he has provided advisory and CFO services since December 2020. Mr. Konigsberg served as an interim CFO for Fynn, a fintech lending platform, from June 2021 to September 2022 and Exos, a lender specializing in SBA 7(a) loans, from June 2023 to September 2023. He previously served on the board of Flora Growth Corp. from September 2022 to June 2023. He brings to the Board his broad experience driving financial and operational strategy, management and discipline. He received a Bachelor of Arts in Accounting from the University of Albany and a Master’s degree in Business Administration from New York University Stern School of Business. Mr. Konigsberg is deemed an independent director.

James Oswald has been a director of the Company since February 2024. Mr. Oswald is an attorney and certified public accountant with an LLM in taxation from New York University School of Law. Mr. Oswald’s 35 plus year career includes time spent as Senior Real Estate Partner at Deloitte, a public accounting firm, from 2018 to 2023. During this time, he served as Deloitte’s NY Real Estate Tax Leader and Real Estate Catalyst Partner. Prior to joining Deloitte, Mr. Oswald was a Senior Partner in real estate tax at PricewaterhouseCoopers, a public accounting firm, from March 2010 to March 2018. Mr. Oswald served as the lead client service partner and/or lead tax partner for some of the largest real estate clients at each firm, focusing predominantly on REITs and real estate funds. He is a member of the Executive Committee of the Board of Advisors at NYU Schack Institute of Real Estate, as well as the Newman Institute and Baruch College’s Zicklin School of Business Department of Real Estate. He previously served as an Adjunct Professor at the graduate school level at NYU Schack Institute of Real Estate. Additionally, Mr. Oswald was elected membership in the Counselors of Real Estate and has been an active member of the National Association of Real Estate Investment Trusts, Urban Land Institute, and Real Estate Board of New York. Mr. Oswald is deemed an independent director.

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

Our Board currently consists of eight directors: Paul Cooper, Louis Sheinker, Douglas Cooper, Stanley Perla, Donald Schaeffer, David Jang, Brandon Konigsberg and James Oswald. Directors are elected at each annual meeting of stockholders. We have a staggered Board. Class I directors, which are Messrs. D. Cooper and Jang, have a term expiring at the annual stockholders meeting in 2025 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2026 or until their successors are elected and qualified. Class III directors, Messrs. Konigsberg, Schaeffer and Oswald, have a term expiring at the annual stockholders meeting in 2024 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held eight meetings during 2023. Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2023 annual meeting of stockholders, all members of the Board as of the date of the annual meeting attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow each quarterly meeting of the Board.

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

Committees of the Board of Directors

Audit Committee

We have an Audit Committee comprised of three members, Messrs. Perla, Schaeffer and Konigsberg, all of whom are independent directors under NASDAQ stock market standards. Mr. Perla is designated as Chairman; he also serves as the “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. The Audit Committee has adopted a charter which details the principal functions of the Audit Committee. In general, the Audit Committee selects and appoints the Company’s independent registered public accounting firm and the Audit Committee’s responsibilities include overseeing:

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

During the year ended December 31, 2023, the Audit Committee held four meetings.

Compensation Committee

We have a Compensation Committee comprised of three members: Messrs. Konigsberg, Schaeffer and Jang. All members of the committee are deemed independent directors under NASDAQ stock market standards. Mr. Schaeffer is designated as Chairman. The Compensation Committee establishes compensation policies and programs for our directors, executive officers and other senior employees. The Compensation Committee and the Board use data, showing current and historic elements of compensation, when reviewing executive and director compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate, to the extent permitted by applicable law, duties and responsibilities to subcommittees or an executive officer. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. The Compensation Committee has adopted a charter which details the principal functions of the Compensation Committee.

Pursuant to its charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the Company. The Chairman of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultants. The compensation consultant must report directly to the Compensation Committee.

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for each of the years ended December 31, 2023 and December 31, 2022, was approximately $30,000 and $57,000, respectively.

At the annual stockholders meeting held in June 2017, the stockholders approved the 2017 Equity Compensation Plan under which awards to directors and officers would be made going forward, including the equity compensation awarded to the independent directors.

During the year ended December 31, 2022, the Compensation Committee held one meeting. On May 25, 2022, the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation. The Compensation Committee decided to keep compensation for the directors unchanged.

During the year ended December 31, 2023, the Compensation Committee held one meeting. On May 26, 2023, the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation. Based upon this presentation, the Compensation Committee approved increasing the Board compensation to a cash retainer from $65,000 to $70,000, effective July 1, 2023, and an increase in equity compensation from $45,000 per year to $55,000, effective immediately.

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

Our Board does not have a stand-alone Nominating Committee. Instead, the full Board carries out the duties of a nominating committee. The Board has not adopted written guidelines regarding nominees for director.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2023 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2023	$750,000	$1,300,000	$499,992	$—	$127,005	(1)(2)(3)	$2,676,997
	2022	$750,000	$1,100,000	$649,988	$584,600	$111,897	(1)(2)(3)	$3,196,485
Louis Sheinker, President, Chief Operating Officer and Secretary	2023	$750,000	$1,300,000	$499,992	$—	$149,389	(1)(2)(3)	$2,699,381
	2022	$750,000	$1,100,000	$649,988	$584,600	$124,966	(1)(2)(3)	$3,209,554
Stuart Blau, Chief Financial Officer and Treasurer	2023	$350,000	$300,000	$299,985	$—	$57,434	(1)(2)	$1,007,419
	2022	$350,000	$275,000	$249,998	$—	$41,527	(1)(2)	$916,525

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

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2023:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/8/2023	30,211	$499,992
Louis Sheinker, Chief Operating Officer, President and Secretary	6/8/2023	30,211	$499,992
Stuart Blau, Chief Financial Officer and Treasurer	6/8/2023	18,126	$299,985

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2023:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2023	16,798	278,002	—	—
	2022	17,247	313,026	—	—
	2021	18,539	220,610	—	—
	2020	7,034	89,327	—	—
	2019	4,361	50,588	—	—
	2018	1,814	21,133	—	—
	2017	731	8,484
Louis Sheinker	2023	16,798	278,002	—	—
	2022	17,247	313,026	—	—
	2021	18,539	220,610	—	—
	2020	7,034	89,327	—	—
	2019	4,361	50,588	—	—
	2018	1,814	21,133	—	—
	2017	731	8,484
Stuart Blau	2023	13,424	222,165	—	—
	2022	7,089	128,659	—	—
	2021	5,296	63,022	—	—
	2020	2,404	30,525	—	—
	2019	684	7,932	—	—

(1)
The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2023:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price(2)	Option Expiration Date(3)
Paul Cooper, Chairman and Chief Executive Officer	100,000	—	—	$10.40	November 2026
Louis Sheinker, Chief Operating Officer, President and Secretary	100,000	—	—	$10.40	November 2026
Paul Cooper, Chairman and Chief Executive Officer	66,667	133,333	—	$18.15	July 2032
Louis Sheinker, Chief Operating Officer, President and Secretary	66,667	133,333	—	$18.15	July 2032

(1)
The options vest on July 2, 2025.
(2)
Fair market value of shares on the date of grant.
(3)
10 years from the date of grant.

Option Exercises and Stock Vested:

Options issued in 2008 pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper and 50,000 shares were purchased on May 31, 2017. No options were exercised by our named executive officers in 2023.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2023.

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

2023 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 26, 2023, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2022 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $750,000 cash bonus and a $500,000 restricted stock bonus under the 2017 Plan. The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2022 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s cash bonuses since the performance benchmarks were exceeded. The Compensation Committee approved increasing the cash bonus award by $550,000 each, for a total cash bonus of $1,300,000 to each of Messrs. P. Cooper and L. Sheinker.

Long-Term Equity Plan

On November 2, 2021, the Board approved the LTEP, which memorializes the terms and conditions of long-term equity incentive awards that can be earned by the Company’s Chief Executive Officer and President (collectively, the “Executives”) pursuant to the CEO employment Agreement and President Employment Agreement. The LTEP provides that each Executive will be entitled to receive long term equity incentive awards in the form of restricted stock under the Equity Plan equal to $2 million for each fiscal year in which the Company attains AFFO benchmarks of $1.50, $2.00, $2.50, $3.00 and $3.50 per share (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular AFFO target is sustainable). Once an AFFO target is met for a fiscal year, attainment of the same target in subsequent fiscal years shall not result in an additional award under the LTEP.

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

2023 Bonuses Paid Under the S. Blau Employment Letter

On May 26, 2023, the Compensation Committee discussed the performance of Mr. Blau and the Company’s profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to entitle the executive to a $300,000 cash bonus and a $300,000 restricted stock bonus under the 2017 Plan.

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2023:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
John Leahy (1)	58,125	—	—	—	—	58,125
Stanley Perla	81,250	54,996	—	—	—	136,246
Donald Schaeffer	83,750	54,996	—	—	—	138,746
Douglas Cooper	66,250	54,996	—	—	—	121,246
David Jang	71,250	54,996	—	—	—	126,246
Brandon Konigsberg	75,000	54,996	—	—	—	129,996

(1)
Mr. Leahy retired from the Board at the Company’s 2023 annual meeting of stockholders on June 8, 2023, in accordance with the Company’s mandatory retirement policy.

Our non-officer Directors received the following forms of compensation for 2023:

•
Annual Retainer. Effective July 1, 2021, our Directors receive an annual retainer of $65,000. Each independent director who serves on the Audit Committee receives $7,500 per year and each independent director who serves as chairman of the Audit Committee is paid an additional fee of $7,500 per year. Each independent director who serves on the Compensation Committee receives $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $5,000 per year. Effective July 1, 2023, our directors will receive an annual retainer of $70,000.
•
Equity Compensation. Effective July 1, 2021, upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director receives $45,000 in shares of restricted stock at fair market value on the date of the grant. Effective July 1, 2023, each director receives $55,000 in shares of restricted stock at fair market value on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2023.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner (1)	Beneficial Ownership	Class(7)
Paul Cooper (2)	695,137	5.0%
Louis Sheinker (3)	586,887	4.2%
Douglas Cooper (4)	217,432	1.6%
Stuart Blau (6)	60,757	*
Donald Schaeffer (5)	34,311	*
Stanley Perla (5)	30,293	*
David Jang (6)	18,145	*
Brandon Konigsberg (6)	12,338	*
All Executive Officers and Directors as a Group	1,655,300	11.9%

* Represents less than 1.0% of the Company’s outstanding common stock.

(1)
Unless otherwise noted, the business address of each of the following individuals is 1399 Franklin Ave., Suite 100, Garden City, New York, 11530.
(2)
Includes options to purchase 100,000 shares which may be purchased under the Company’s 2007 Incentive Award Plan (the “2007 Plan”) and 200,000 shares which may be purchased under the Company's 2017 Incentive Award Plan (the "2017 Plan"). Also includes 179,369 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 203,771 shares held by the Paul Cooper 2020 Dynasty Trust.

(3)
Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 200,000 shares which may be purchased under the 2017 Plan. Also includes 202,163 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 84,724 shares held by the Louis Sheinker 2020 Dynasty Trust.
(4)
Includes 74,695 restricted shares granted under the 2007 Plan and 18,359 restricted shares granted under the 2017 Plan.
(5)
Restricted shares granted under the 2007 Plan and the 2017 Plan.
(6)
Restricted shares granted under the 2017 Plan.
(7)
Based on 13,326,965 shares of common stock outstanding as of December 31, 2023.

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

The following information is provided as of December 31, 2023, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	200,000	$10.40	879,618	—
Equity compensation plans approved by security holders (2)	400,000	$18.15	969,109	1,030,891
Equity compensation plans not approved by security holders	—	—	—	—
Total	600,000	$15.57	1,848,727	1,030,891

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

Paul Cooper and Louis Sheinker each hold interests in a real estate brokerage firm, Green Holland Management LLC ("GHM"). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions. In November 2023, GHM sold its interest in The Rochlin Organization to Adam Rochlin and The Rochlin Organization.

The Company’s former executive and administrative offices, located at 60 Hempstead Avenue, West Hempstead, New York, were being leased from Lighthouse Sixty, L.P., a partnership of which Paul Cooper and Louis Sheinker are managing members of the general partner. The lease agreement expired in 2020. The Company continued to occupy the premises on a month-to-month basis at a monthly operating lease cost of approximately $27,000 through October 31, 2021. The Company moved its offices to a new location in October 2021 pursuant to a lease with a third party.

Policy Concerning Related Party Transactions:

In January 2018, our Board adopted an amended and restated policy (the “Policy”) concerning the identification, review and approval of Related Party Transactions (as such term is defined in the Policy).

Identification of Potential Related Party Transactions:

Related Party Transactions will be brought to the attention of management and the board of directors in a number of ways. Each director, nominee for director and executive officer is responsible for providing prompt written notice to the Secretary of any potential Related Party Transaction involving him or her or his or her immediate family member, including any additional information about the transaction that the Secretary may reasonably request. The Secretary should receive notice of any potential Related Party Transaction well in advance of consummation of the transaction so that he or she has adequate time to obtain and review information about the proposed transaction. In addition, each such director, nominee for director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential Related Party Transactions.

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

Any member of the Board who has an interest in the transaction under discussion will abstain from voting on the approval of the Related Party Transaction, but may, if so requested by the Chairperson of the Board, participate in some or all of the Board’s discussions of the Related Party Transaction. Upon completion of its review of the transaction, the Board may determine whether to permit or to prohibit the Related Party Transaction in its good faith judgment.

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

Director Independence

Our Board of Directors currently consists of eight members. As of March 12, 2024, six of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. With respect to Mr. Douglas Cooper’s independence, the Board considered that he previously served as an executive officer of the Company over nine years ago, that a law firm in which he was a partner previously served as counsel to the Company over ten years ago and that his cousin currently serves as the CEO of the Company. The Board determined that Mr. Douglas Cooper qualified as an independent director given the number of years that have passed since he has served as an executive officer and the law firm in which he was a partner served as legal counsel to the Company and the fact that the Board did not believe that cousin relationship with the CEO would interfere with his exercise of independent judgment in carrying out his responsibilities as a director. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 15, 2022, the Audit Committee appointed BDO USA, LLP as our independent registered public accounting firm and have reported on the financial statements in the 2022 Annual Report on Form 10-K. On March 27, 2023, the Audit Committee approved the dismissal of BDO USA, LLP as our independent registered public accounting firm.

On March 27, 2023, the Audit Committee appointed Baker Tilly US, LLP as our independent registered public accounting firm and have reported on the financial statements in this 2023 Annual Report on Form 10-K.

The following table presents aggregate fees billed for each of the years ended December 31, 2023 and 2022 for professional services rendered by Baker Tilly US, LLP and BDO USA, LLP in the following categories:

	2023	2022
Audit fees	$698,921	$489,250
Audit related fees	25,000	—
Tax fees	—	—
Other fees	—	—
Total	$723,921	$489,250

Audit fees. These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements, and other procedures performed by Baker Tilly US, LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

Tax fees. These are fees for all professional services performed by professional staff in Baker Tilly US, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice. In

2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for both of the years ended December 31, 2023 and December 31, 2022 were $57,000.

All other fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans, risk assessments, and other regulatory filings.

The Audit Committee pre-approves all anticipated annual audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such permissible services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. All “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” set forth above were pre-approved by the Audit Committee. In accordance with Section 10A(i) of the Exchange Act, before Baker Tilly US, LLP was engaged by us to render audit or non-audit services, the engagement was approved by our Audit Committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Exhibit
10.41	Form of Mortgage Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.42

Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.43	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.44	Loan Agreement (CT/NJ Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.45	Loan Agreement (NY Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.46

First Amended and Restated Credit Agreement, dated October 22, 2021, by and among GTJ Realty, LP, KeyBank National Association, the other lending institutions party thereto, and KeyBanc Capital Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.47

First Amendment to First Amended and Restated Credit Agreement, Note Assumption, Consolidation and Modification Agreement and Amendment to Other Loan Documents, dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.48

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

10.50	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.51	First Amendment to GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.52	Form of Stock Option Agreement under the 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
10.53	GTJ REIT, Inc. Long-Term Equity Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.54

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.55

Loan Agreement, dated December 20, 2017, by and among the Company, certain subsidiaries and/or affiliates of the Company, United States Life Insurance Company, and other lending institutions party thereto (Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.56

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

10.60

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

10.64

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

16.1	Letter from BDO USA, LLP, dated as of March 30, 2023 (Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K Filed with the SEC on March 30, 2023).

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

32.1	Certification of Chief Executive Officer (furnished herewith).

32.2	Certification of Chief Financial Officer (furnished herewith).

Exhibit Number	Exhibit
99.1	Amended and Restated Share Redemption Program (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2023
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	E	3,416	9,972	754	3,416	10,727	14,143	3,167	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	B	3,237	572	—	3,237	572	3,809	157	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	B	3,008	7,097	—	3,008	7,097	10,105	2,010	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	E	2,275	7,822	387	2,275	8,209	10,484	2,445	1996	1/17/2013
36 Midland Ave, Port Chester, NY	B	2,428	6,409	499	2,428	6,908	9,336	2,113	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	B	5,390	16,463	3,346	5,390	19,809	25,199	5,028	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	B	827	1,916	431	827	2,347	3,174	604	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	B	948	2,265	—	948	2,265	3,213	664	1986	1/17/2013
8 Slater Street, Port Chester, NY	B	1,997	4,640	1,319	1,997	5,959	7,956	1,636	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY(2)		8,907	117	4,284	8,907	4,401	13,308	4,070	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	B	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	B	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	B	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	B	38,210	937	2,343	38,210	3,280	41,490	3,268	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY (2)		14,506	323	1,168	14,637	1,360	15,997	1,207	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY	A	26,678	98	567	26,678	665	27,343	181	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	D	3,304	6,469	—	3,304	6,469	9,773	3,306	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	D	4,751	27,906	—	4,751	27,906	32,657	5,484	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	B	786	422	—	786	422	1,208	146	1980	3/26/2007
Total NY:		144,202	98,038	18,052	144,333	115,960	260,293	43,050
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	B	2,275	12,538	1,674	2,275	14,212	16,487	3,979	1986	1/17/2013
200 American Road, Morris Plains, NJ	B	725	5,361	224	725	5,585	6,310	1,583	2004	1/17/2013
300 American Road, Morris Plains, NJ	E	1,466	6,628	670	1,466	7,298	8,764	2,082	1987	1/17/2013
400 American Road, Morris Plains, NJ	B	1,724	9,808	1,038	1,724	10,846	12,570	3,206	1990	1/17/2013
500 American Road, Morris Plains, NJ	E	1,711	8,111	440	1,711	8,551	10,262	2,462	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ	F	1,898	1,402	5,830	1,898	7,232	9,130	2,052	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	C	790	1,937	289	790	2,226	3,016	693	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	C	1,780	8,999	599	1,780	9,598	11,378	2,243	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	C	6,187	18,855	150	6,187	19,005	25,192	4,842	2004	3/13/2015
4 Corporate Place, Piscataway, NJ	C	2,145	1,744	144	2,145	1,888	4,033	643	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	C	2,666	4,381	55	2,666	4,436	7,102	1,376	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	D	1,176	5,357	—	1,176	5,357	6,533	1,750	1966	7/27/2017
Office/Data Center:
25 Corporate Place, Piscataway, NJ	C	2,269	8,343	—	2,269	8,343	10,612	2,275	1985	3/13/2015
Total NJ:		26,812	93,464	11,113	26,812	104,577	131,389	29,186
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT	F	833	867	3,266	833	4,133	4,966	1,951	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	B	2,660	4,807	619	4,156	5,426	9,582	2,185	1973	1/17/2013
15 Progress Drive, Shelton, CT		984	3,411	308	984	3,719	4,703	1,160	1980	1/17/2013
33 Platt Road, Shelton, CT	B	3,196	5,402	—	3,196	5,402	8,598	3,019	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	G	1,551	3,524	48	1,551	3,572	5,123	1,052	1946	1/17/2013
12 Cascade Blvd, Orange, CT	B	1,688	3,742	159	1,688	3,901	5,589	1,064	1987	1/17/2013
15 Executive Blvd., Orange, CT	B	1,974	5,357	1,182	1,974	6,539	8,513	2,387	1983	1/17/2013
25 Executive Blvd., Orange, CT	B	438	1,481	59	438	1,540	1,978	429	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	B	1,462	2,915	731	1,462	3,646	5,108	1,251	1989	1/17/2013
269 Lambert Rd, Orange, CT	B	1,666	3,516	230	1,666	3,746	5,412	1,357	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	G	1,572	11,797	1,247	1,572	13,044	14,616	4,186	2003	4/8/2014
120 Old County Circle, Windsor Locks, CT	G	200	—	5,941	200	5,941	6,141	1,068	2018	4/8/2014
4 Meadow Street, Norwalk, CT	B	856	3,034	541	856	3,575	4,431	1,257	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	B	2,456	8,658	430	2,456	9,088	11,544	2,799	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	B	1,080	8,909	(3,879)	1,080	5,030	6,110	555	2020	1/17/2013
Total CT:		22,616	67,420	10,882	24,112	78,302	102,414	25,720
Delaware
Industrial:
300 McIntire Drive, Newark, DE	D	2,488	13,033	403	2,488	13,436	15,924	5,555	1999	6/1/2016
Total DE:		2,488	13,033	403	2,488	13,436	15,924	5,555
North Carolina
Industrial:
1000 Exchange Street, Charlotte, NC		25,563	-	-	25,563	-	25,563	652	n/a	1/18/2023
Total NC:		25,563	-	-	25,563	-	25,563	652
Grand Total:		221,681	271,955	40,450	223,308	312,275	535,583	104,163

(1)
Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.
(2)
Secured by the Credit Facility with Keybank National Association and Keybanc Capital Markets Inc.

	2023	2022
Balance at beginning of year	$508,170	$514,789
Property acquisitions	25,563	—
Property disposition	—	(14,017)
Improvements	1,850	7,398
Balance at end of year	$535,583	$508,170

	2023	2022
Balance at beginning of year	$93,785	$84,190
Property disposition	—	(211)
Depreciation and amortization for year	10,378	9,806
Balance at end of year	$104,163	$93,785

Lender	Principal Outstanding
A—People’s United Bank	$14,710
B—American International Group 2022	225,000
C—Allstate Corporation	34,808
D—United States Life Insurance Company	39,000
E—United States Life Insurance Company	32,632
F—Transamerica Life Insurance Company	8,037
G—Transamerica Life Insurance Company	25,000
Total	$379,187

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 21, 2024	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2024

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 21, 2024

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 21, 2024

/s/ Douglas A. Cooper Douglas A. Cooper	Director	March 21, 2024

/s/ David Jang David Jang	Director	March 21, 2024

/s/ Brandon Konigsberg Brandon Konigsberg	Director	March 21, 2024

/s/ James A. Oswald James A. Oswald	Director	March 21, 2024

/s/ Stanley R. Perla Stanley R. Perla	Director	March 21, 2024

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 21, 2024