Form 10-Q
period 2024-03-31
GTJ REIT, INC.
filed 2024-05-10
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,326,965 shares of common stock as of May 7, 2024.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$223,308	$223,308
Buildings and improvements	312,379	312,275
Total real estate, at cost	535,687	535,583
Less: accumulated depreciation and amortization	(106,758)	(104,163)
Net real estate held for investment	428,929	431,420
Cash and cash equivalents	66,028	27,913
Restricted cash	1,536	1,400
Rental income in excess of amount billed	16,093	16,123
Acquired lease intangible assets, net	5,517	5,836
Investment in unconsolidated affiliate	3,732	3,753
Right-of-use asset - operating lease, net	2,489	2,555
Other assets	17,456	18,237
Total assets	$541,780	$507,237
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$490,664	$369,423
Secured revolving credit facility	—	40,000
Term loan payable, net	—	49,783
Accounts payable and accrued expenses	5,214	5,234
Dividends payable	10,395	1,333
Acquired lease intangible liabilities, net	898	1,079
Right-of-use liability - operating lease	2,678	2,739
Other liabilities	8,938	6,032
Total liabilities	518,787	475,623
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,326,965 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	132,478	132,217
Distributions in excess of net income	(114,745)	(107,330)
Total stockholders’ equity	17,734	24,888
Noncontrolling interest	5,259	6,726
Total equity	22,993	31,614
Total liabilities and equity	$541,780	$507,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2024	2023
Revenues:
Rental income	$19,972	$18,559
Total revenues	19,972	18,559
Operating Expenses:
Property operating expenses	3,894	3,616
General and administrative	2,779	2,497
Depreciation and amortization	3,489	3,349
Total operating expenses	10,162	9,462
Operating income	9,810	9,097
Interest expense	(6,673)	(5,867)
Equity in earnings of unconsolidated affiliate	55	39
Other income	351	433
Net income	3,543	3,702
Less: Net income attributable to noncontrolling interest	563	1,102
Net income attributable to common stockholders	$2,980	$2,600
Net income per common share attributable to common stockholders - basic earnings per share	$0.22	$0.19
Net income per common share attributable to common stockholders - diluted earnings per share	$0.22	$0.19
Weighted average common shares outstanding – basic	13,326,965	13,333,757
Weighted average common shares outstanding – diluted	13,511,854	13,369,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2024	$—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614
Common stock dividends	—	—	—	—	(10,395)	(10,395)	—	(10,395)
Stock-based compensation	—	—	—	313	—	313	—	313
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,082)	(2,082)
Net income	—	—	—	—	2,980	2,980	563	3,543
Reallocation of equity	—	—	—	(52)	—	(52)	52	—
Balance at March 31, 2024	$—	13,326,965	$1	$132,478	$(114,745)	$17,734	$5,259	$22,993

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2023	$—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151
Common stock dividends	—	—	—	—	(5,734)	(5,734)	—	(5,734)
Stock-based compensation	—	—	—	311	—	311	—	311
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,565)	(2,565)
Net income	—	—	—	—	2,600	2,600	1,102	3,702
Balance at March 31, 2023	$—	13,333,757	$1	$142,123	$(110,216)	$31,908	$29,957	$61,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,543	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,617	2,555
Amortization of intangibles and deferred charges	1,445	1,113
Stock-based compensation	313	311
Non-cash lease expense	5	7
Rental income (in excess of) less than amount billed	26	(218)
Distributions from unconsolidated affiliate	55	—
Income from equity investment in unconsolidated affiliate	(55)	(39)
Changes in operating assets and liabilities:
Other assets	42	105
Accounts payable and accrued expenses	(15)	(825)
Other liabilities	1,140	427
Net cash provided by operating activities	9,116	7,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(109)	(481)
Expenditures for property acquisitions	—	(29,007)
Return of capital from unconsolidated affiliate	20	—
Net cash used in investing activities	(89)	(29,488)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(507)	(353)
Financing costs from mortgage notes payable	(3,624)	(49)
Proceeds from mortgage notes payable	125,000	—
Payment of revolving credit facility	(40,000)	—
Payment of term loan payable	(50,000)	—
Cash distributions to noncontrolling interests	(312)	(721)
Cash dividends paid	(1,333)	(1,333)
Net cash provided by (used in) financing activities	29,224	(2,456)
Net increase (decrease) in cash and cash equivalents, including restricted cash	38,251	(24,806)
Cash and cash equivalents including restricted cash of $1,400 and $986, respectively, at the beginning of period	29,313	60,490
Cash and cash equivalents including restricted cash of $1,536 and $1,084, respectively, at the end of period	$67,564	$35,684
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$6,409	$5,463
Non-cash expenditures for real estate	$58	$238
Right-of-use asset and liability	$2,678	$2,973

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.69% as of March 31, 2024. As a result of this transaction, the Company’s then existing seven properties and the subsequent acquisition of nineteen properties and the sale of two properties from 2014 through March 31, 2024, the Company currently owns a 83.31% interest in a total of 49 properties consisting of approximately 6.3 million square feet (unaudited) of primarily industrial properties on approximately 399 acres (unaudited) of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At March 31, 2024, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2023, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 21, 2024.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of March 31, 2024 and December 31, 2023.

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

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.1 million for the three months ended March 31, 2024 and March 31, 2023. The total amortization of in-place leases was $0.3 million and $0.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

As of March 31, 2024, above-market and in-place leases of $0.8 million and $4.7 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2023, above-market and in-place leases of approximately $0.8 million and $5.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2024, and December 31, 2023, approximately $0.9 million and $1.1 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2024, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2024 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2024	$270	$806
2025	64	928
2026	(13)	798
2027	4	564
2028	4	440
2029	(46)	372
Thereafter	(171)	823
	$112	$4,731

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of less than $0.1 million from this investment for each of the three months ended March 31, 2024 and 2023.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of March 31, 2024 were $16.3 million and $8.9 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2024 were approximately $0.4 million and $0.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2023 were $16.5 million and $9.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2023 were $0.4 million and $0.3 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at March 31, 2024 or December 31, 2023.

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

Reportable Segments:

As of March 31, 2024, the Company operates in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the three months ended March 31, 2024, the Company determined that collectability of one former tenant's outstanding lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.1 million and placed the tenant on the cash basis as of March 31, 2024. In addition, the Company received $0.6 million in full settlement of amounts due from a previous tenant that was placed on the cash basis during 2023.

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

Tenant receivables at March 31, 2024 and December 31, 2023 were $0.4 million and $0.5 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of March 31, 2024, under operating leases for the remainder of 2024, the next five years, and thereafter are as follows (in thousands):

Remainder of 2024	$47,171
2025	62,829
2026	62,010
2027	45,222
2028	37,743
2029	29,130
Thereafter	69,706
Total	$353,811

Lease Accounting:

As lessor, the Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, revenues related to leases are reported on one line within the condensed consolidated statements of operations.

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

The following table presents additional disclosures regarding the Company’s rental income for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Fixed lease revenue	$16,397	$15,450
Variable lease revenue	3,575	3,109
Total lease revenue	$19,972	$18,559

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $3.1 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2024, the next five years, and thereafter (in thousands):

Remainder of 2024	$265
2025	363
2026	374
2027	385
2028	397
2029	409
Thereafter	890
Total future minimum lease payments	3,083
Less imputed interest	405
Total right-of-use liability - operating lease	$2,678

The following table presents additional disclosures regarding the Company’s office leases for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Operating lease costs	$88	$83
Variable lease costs	3	11
Total lease costs	$91	$94

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of March 31, 2024, and December 31, 2023, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2024, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the three months ended March 31, 2024, rental income of $2.4 million derived from five leases with the City of New York represented 12% of the Company’s rental income. For the three months ended March 31, 2023, rental income of $2.4 million derived from five leases with the City of New York represented 13% of the Company’s rental income.

For the three months ended March 31, 2024, rental income of $2.9 million derived from six leases with Federal Express represented 15% of the Company’s rental income. For the three months ended March 31, 2023, rental income of $2.6 million derived from five leases with Federal Express represented 14% of the Company’s rental income.

For the three months ended March 31, 2024, rental income of $1.9 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 10% of the Company’s rental income. For the three months ended March 31, 2023, rental income of $1.9 million derived from one lease with Avis represented 10% of the Company’s rental income.

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

Recently Issued Accounting Pronouncements:

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on the income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which amends disclosure requirements about a public company’s reportable segments and addresses requests from investors for additionally detailed information about a reportable segment’s expenses. A public entity should apply the amendments provided by ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements

3. REAL ESTATE:

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, NC for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032. There were no real estate acquisitions during the three months ended March 31, 2024.

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the three months ended March 31, 2023:

Purchase Price
Allocation
Land	$17,383
Land improvements	8,029
Acquired lease intangible assets (1)	2,655
Other assets	940
Total consideration	$29,007
(1)
Acquired lease intangible assets include both in-place and above-market lease allocations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2024	December 31, 2023	Maturity
People’s United Bank	4.18%	14,614	14,710	10/15/2024
Allstate Life Insurance Company	4.00%	34,595	34,808	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	32,491	32,632	4/1/2028
Transamerica Life Insurance Company	3.45%	7,980	8,037	4/1/2030
American General Life Insurance Company	6.12%	125,000	—	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
	Subtotal	503,680	379,187
	Unamortized loan costs	(13,016)	(9,764)
	Total	$490,664	$369,423

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

American General Life Insurance Company:

On March 15, 2024, three wholly owned subsidiaries of the Operating Partnership refinanced the current outstanding debt on certain properties by entering into a loan agreement with American General Life Insurance Company. The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $125.0 million.

The loan is a seven-year term loan that requires payments based on a 30-year amortization schedule at the rate of 6.12% per annum with the entire principal balance plus any accrued and unpaid interest due and payable on April 1, 2031. Subject to certain conditions, the outstanding loan amounts can be prepaid in whole on or before October 1, 2030, by providing advance notice of prepayment to the lender and remitting a prepayment premium equal to the greater of (i) 1.0% of the then outstanding principal amount of the loan or (ii) the then present value of the monthly payments of interest only which would be due from the prepayment date through October 1, 2030 based on the principal amount of the loan being prepaid on the prepayment date and assuming an interest rate per annum in the amount, if any, by which the interest rate exceeds the Yield Maintenance Treasury Rate (as defined in the Loan Agreement).being prepaid on the prepayment date and assuming an interest rate per annum in the amount, if any, by which the interest rate exceeds the Yield Maintenance Treasury Rate (as defined in the Loan Agreement).

The Company used a portion of the proceeds from the refinancing to pay off $90 million of indebtedness that was outstanding under its senior secured credit facility with Keybank National Association, consisting of $40 million under the revolving credit facility and $50 million under the term loan.

American International Group 2022 Loan Agreement:

On August 5, 2022, certain subsidiaries of the Operating Partnership (collectively, the “Borrowers”) refinanced the current outstanding debt on certain properties (the "prior AIG Loan Agreements") by entering into new loan agreements (collectively the “American International Group 2022 Loan Agreement”) with AIG Asset Management (U.S.), LLC, as administrative agent, and the other lenders, American General Life Insurance Company, the Variable Annuity Life Insurance Company and the United States Life Insurance Company in the City of New York in a transaction that was accounted for as a loan modification. In connection with the modification, the Company incurred loan related costs of approximately $7.9 million, inclusive of a prepayment fee of $5.1 million under the prior AIG Loan Agreements.

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of March 31, 2024, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2024, the next five years and thereafter are as follows (in thousands):

Remainder of 2024	$16,772
2025	36,228
2026	2,523
2027	2,894
2028	71,545
2029	2,516
Thereafter	371,202
Total	$503,680

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

On March 15, 2024, the outstanding balances of $50.0 million under the Term Loan and $40.0 million under the Revolver were both paid in full.

There were no outstanding borrowings under the Term Loan as of March 31, 2024. There were outstanding borrowings under the Term Loan of $50.0 million as of December 31, 2023, which were SOFR rate borrowings. There are no unamortized loan costs for the Term Loan as of March 31, 2024. Unamortized loan costs for the Term Loan as of December 31, 2023 were $0.2 million and are included in term loan payable, net in the accompanying condensed consolidated balance sheet.

There were no outstanding borrowings under the Revolver with Key Bank as of March 31, 2024. There were outstanding borrowings under the Revolver with Key Bank of $40.0 million as of December 31, 2023, which were SOFR rate borrowings. Unamortized loan costs for the Revolver were $0.3 million as of March 31, 2024 and December 31, 2023 and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.3 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2024, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2024, or December 31, 2023.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2024, and December 31, 2023, the Company had a total of 13,326,965 shares of common stock issued and outstanding.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2024:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 12, 2024	March 31, 2024	April 12, 2024	$0.66	(1)
March 12, 2024	March 31, 2024	April 15, 2024	$0.12

(1)
This represents a 2023 supplemental dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of March 31, 2024, the Company had 1,030,891 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For the three months ended March 31, 2024, there was $0.1 million of stock compensation expense relating to these options. For the three months ended March 31, 2023, there was $0.1 million of stock compensation expense relating to these options.

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

For the three months ended March 31, 2024 and 2023, the Company’s total stock-based compensation in the statement of equity was approximately $1.6 million and $1.2 million, respectively. As of March 31, 2024, there was approximately $2,197,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

At March 31, 2024, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,011,896 shares of restricted stock were outstanding, 864,786 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2023	161,945	$14.91
Vested	(14,835)	$15.19
Non-vested shares outstanding as of March 31, 2024	147,110	$14.93

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of March 31, 2024:

Number of Shares
Remainder of 2024	35,997
2025	37,472
2026	27,441
2027	19,423
2028	13,002
2029	7,858
Thereafter	5,917
Total Non-vested Shares	147,110

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 184,889 and 35,650 common share equivalents related to stock options in the three months ended March 31, 2024 and 2023, respectively. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income attributable to common stockholders	$2,980	$2,600
Denominator:
Weighted average common shares outstanding – basic	13,326,965	13,333,757
Weighted average common shares outstanding – diluted	13,511,854	13,369,407
Basic and Diluted Per Share Information:
Net income per share – basic	$0.22	$0.19
Net income per share – diluted	$0.22	$0.19

8. RELATED PARTY TRANSACTIONS:

Green Holland Management LLC:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold a 50% interest in a real estate brokerage firm, Green Holland Management LLC ("GHM"). In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions.

The Rochlin Organization:

Paul Cooper and Louis Sheinker each held minority ownership interests in a real estate brokerage firm, The Rochlin Organization ("Rochlin") through their ownership of GHM. Paul Cooper and Louis Sheinker did not engage in management activities for Rochlin. In November 2023, GHM sold its interest in The Rochlin Organization to Adam Rochlin and The Rochlin Organization.

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

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations. .

Environmental Matters:

As of March 31, 2024, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$66,028	$66,028	$27,913	$27,913
Restricted cash	1,536	1,536	1,400	1,400
Rent and other receivables	406	406	569	569
Financial liabilities:
Dividends payable	10,395	10,395	1,333	1,333
Accounts payable and accrued expenses	5,214	5,214	5,234	5,234
Secured revolving credit facility	—	—	40,000	40,000
Term loan payable	—	—	50,000	50,000
Mortgage notes payable	503,680	461,096	379,187	345,009

11. SUBSEQUENT EVENTS:

The Company has evaluated events from March 31, 2024 through the date the financial statements were issued. There were no subsequent events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2023 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2024, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial space on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. As of March 31, 2024, our properties were 97% leased to 62 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2023, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2024, there were no material changes to these policies.

Recent Developments:

Acquisition of Real Estate:

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, North Carolina for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032.

Proceeds of Mortgage Note Payable:

On March 15, 2024, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with American General Life Insurance Company. The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $125.0 million

On July 31, 2023, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with Transamerica Life Insurance Company. The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $25.0 million. The loan is evidenced by secured promissory notes. Each note is made by one of the borrowers and the combined principal amounts of the notes are equal to the amount of the loan.

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

On March 19, 2024, the Company received its annual valuation as of December 31, 2023. The annual valuation resulted in an adjustment to the redemption price under the Program from $21.05 to $26.10 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 20, 2024, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.10 per share will be effective for the semi-annual period running from December 1, 2023 to May 31, 2024 and will remain effective until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2024	2023	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$19,972	$18,559	$1,413	8%
Total revenues	19,972	18,559	1,413	8%
Operating Expenses:
Property operating expenses	3,894	3,616	278	8%
General and administrative	2,779	2,497	282	11%
Depreciation and amortization	3,489	3,349	140	4%
Total operating expenses	10,162	9,462	700	7%
Operating income	9,810	9,097	713	8%
Interest expense	(6,673)	(5,867)	806	14%
Equity in earnings of unconsolidated affiliate	55	39	16	41%
Other income	351	433	(82)	(19%)
Net income	3,543	3,702	(159)	(4%)
Less: Net income attributable to noncontrolling interest	563	1,102	(539)	(49%)
Net income attributable to common stockholders	$2,980	$2,600	$380	15%

Revenues

Total revenues increased $1.4 million, or 8%, to $20.0 million for the three months ended March 31, 2024 from $18.6 million for the three months ended March 31, 2023. The increase is primarily due to increased rental income attributable to higher rental rates in the first quarter of 2024 compared to the first quarter of 2023.

Operating Expenses

Operating expenses of $10.2 million for the three months ended March 31, 2024 increased $0.7 million, or 7%, from $9.5 million for the three months ended March 31, 2023 primarily due to increased general and administrative expenses and property operating expenses in the first quarter of 2024 compared to the first quarter of 2023. The increase in general and administrative expenses is primarily attributable to higher payroll expenses, stock compensation and professional fees in the first quarter of 2024 compared to the first quarter of 2023. The increase in property operating expenses is primarily attributable to higher snow removal expenses in the first quarter of 2024 compared to the first quarter of 2023.

Interest Expense

Interest expense of $6.7 million for the three months ended March 31, 2024 increased $0.8 million, or 14%, from $5.9 million for the three months ended March 31, 2023. The increase is primarily due to a higher average mortgage principle balance and a higher interest rate on the Company's credit facility with Key Bank in the first quarter of 2024 compared to the first quarter of 2023.

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

On October 22, 2021, the Operating Partnership entered into a First Amended and Restated Credit Agreement with Key Bank and the other lenders parties thereto. The Amended and Restated Credit Agreement provided for a $60.0 million senior secured credit facility consisting of (i) a $10.0 million revolving line of credit facility, with an initial term of three years and two one-year extension options and (ii) a $50.0 million term loan facility, with an initial term of four years and a one-year extension option, which was funded in a single advance on October 22, 2021. Up to $10.0 million of the total commitments under the credit facility will be available for the issuance of letters of credit and swing line loans.

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

On August 5, 2022, the Operating Partnership entered into a First Amendment (the “First Amendment”) to the First Amended and Restated Credit Agreement with Key Bank, as agent and lender, First Financial Bank, as lender, and the Company and certain direct and indirect subsidiaries of the Company as guarantors. The First Amendment amended the First Amended and Restated Credit Agreement to, among other things, (i) increase the amount available under the revolving line of credit facility from $10.0 million to $40.0 million, (ii) extend the maturity date of the revolving line of credit facility from October 22, 2024 to August 5, 2025, (iii) extend the maturity date of the term loan facility from October 22, 2025 to August 5, 2026, (iv) replace the interest rate option based on LIBOR with interest rate options based on the Secured Overnight Financing Rate (“SOFR”), including term SOFR and daily simple SOFR, and (v) add certain subsidiaries of the Operating Partnership as guarantors, and mortgages encumbering properties owned by such subsidiaries as collateral. As of August 5, 2022, outstanding borrowings under the revolving line of credit facility were $40.0 million.

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

In addition, on March 15, 2024, certain subsidiaries of the Operating Partnership refinanced the outstanding debt of certain properties by entering into a new loan agreement (the "Loan Agreement") with American General Life Insurance Company. The Loan Agreement provides for a secured loan in the aggregate principal amount of $125.0 million. The Company used a portion of the proceeds to pay off $90.0 million of indebtedness that was outstanding under its senior secured credit facility with Key Bank, consisting of $40.0 million under the revolving line of credit facility and $50.0 million under the term loan facility.

Our available liquidity at March 31, 2024 was approximately $106.0 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of March 31, 2024, the Company had no outstanding borrowings under the revolving line of credit facility.

Net Cash Flows:

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Operating Activities

Net cash provided by operating activities was $9.1 million for the three months ended March 31, 2024. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $7.9 million, (ii) an increase in other liabilities of $1.1 million and (iii) distributions from unconsolidated affiliate of $0.1 million.

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

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2024. Cash used in investing activities resulted from property improvements of $0.1 million.

Net cash used in investing activities was $29.5 million for the three months ended March 31, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $0.5 million.

Financing Activities

Net cash provided by financing activities was $29.2 million for the three months ended March 31, 2024. Cash provided by financing activities resulted from (i) proceeds of mortgage loan payable of $125.0 million with American General Life Insurance Company, partially offset by (ii) the repayment of the Company's outstanding term loan payable of $50.0 million with Key Bank, (iii) the repayment of the Company's revolving line of credit facility with Key Bank of $40.0 million, (iv) the payment of mortgage principal of $0.5 million, (v) the payment of the Company’s fourth quarter 2023 dividend of approximately $1.4 million, (vi) distributions to non-controlling interests of $0.3 million and (vii) financing costs of $3.6 million for mortgage note payable with American General Life Insurance Company.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2024 and 2023 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2024	2023
Net income attributable to common stockholders	$2,980	$2,600
Add NAREIT defined adjustments
Real estate depreciation	2,206	1,787
Amortization of in-place leases and deferred leasing costs	733	554
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	5,919	4,941
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	20	(152)
Amortization of other intangible assets	(53)	(45)
Amortization of financing costs	531	266
Stock compensation expense	366	275
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$6,783	$5,285

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

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2022 and 2023, and, although the Federal Reserve has indicated that interest rates may be decreased in 2024, further interest rate increases by the Federal Reserve are possible. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. The Company did not have any variable rate borrowings outstanding as of March 31, 2024. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement, dated October 22, 2021, with Key Bank and the other lenders parties thereto which provided for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. The Term Loan facility of $50 million and the outstanding balance of the Revolver of $40 million were both paid in full on March 15, 2024. Therefore, as of March 31, 2024, the Company's interest expense would not be affected by any changes in the SOFR interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended March 31, 2024. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

10.1	American General Life Insurance Company Loan Agreement, dated as of March 15, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 19, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: May 10, 2024	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2024	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)