Form 10-Q
period 2024-06-30
GTJ REIT, INC.
filed 2024-08-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,345,980 shares of common stock as of August 6, 2024.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$223,308	$223,308
Buildings and improvements	312,845	312,275
Total real estate, at cost	536,153	535,583
Less: accumulated depreciation and amortization	(109,349)	(104,163)
Net real estate held for investment	426,804	431,420
Cash and cash equivalents	49,581	27,913
Restricted cash	973	1,400
Rental income in excess of amount billed	16,121	16,123
Acquired lease intangible assets, net	5,197	5,836
Investment in unconsolidated affiliate	3,788	3,753
Right-of-use asset - operating lease, net	2,422	2,555
Other assets	17,667	18,237
Total assets	$522,553	$507,237
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$490,369	$369,423
Secured revolving credit facility	—	40,000
Term loan payable, net	—	49,783
Accounts payable and accrued expenses	4,327	5,234
Dividends payable	1,602	1,333
Acquired lease intangible liabilities, net	717	1,079
Right-of-use liability - operating lease	2,614	2,739
Other liabilities	5,503	6,032
Total liabilities	505,132	475,623
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,980 and 13,326,965 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	131,171	132,217
Distributions in excess of net income	(118,080)	(107,330)
Total stockholders’ equity	13,092	24,888
Noncontrolling interest	4,329	6,726
Total equity	17,421	31,614
Total liabilities and equity	$522,553	$507,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$19,346	$18,579	$39,318	$37,138
Total revenues	19,346	18,579	39,318	37,138
Operating Expenses:
Property operating expenses	3,732	3,611	7,626	7,227
General and administrative	8,341	4,143	11,120	6,640
Depreciation and amortization	3,477	3,459	6,966	6,808
Total operating expenses	15,550	11,213	25,712	20,675
Operating income	3,796	7,366	13,606	16,463
Interest expense	(6,665)	(5,981)	(13,338)	(11,848)
Equity in earnings of unconsolidated affiliate	55	34	110	73
Other income	700	210	1,051	643
Net (loss) income	(2,114)	1,629	1,429	5,331
Less: Net (loss) income attributable to noncontrolling interest	(381)	466	182	1,568
Net (loss) income attributable to common stockholders	$(1,733)	$1,163	$1,247	$3,763
Net (loss) income per common share attributable to common stockholders - basic earnings per share	$(0.13)	$0.09	$0.09	$0.28
Net (loss) income per common share attributable to common stockholders - diluted earnings per share	$(0.13)	$0.09	$0.09	$0.28
Weighted average common shares outstanding – basic	13,328,389	13,327,529	13,327,677	13,330,626
Weighted average common shares outstanding – diluted	13,328,389	13,363,179	13,512,566	13,366,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2024	$—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614
Common stock dividends	—	—	—	—	(10,395)	(10,395)	—	(10,395)
Stock-based compensation	—	—	—	313	—	313	—	313
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,082)	(2,082)
Net income	—	—	—	—	2,980	2,980	563	3,543
Reallocation of equity	—	—	—	(52)	—	(52)	52	—
Balance at March 31, 2024	$—	13,326,965	$1	$132,478	$(114,745)	$17,734	$5,259	$22,993
Common stock dividends	—	—	—	—	(1,602)	(1,602)	—	(1,602)
Repurchases - common stock	—	(107,425)	—	(2,693)	—	(2,693)	—	(2,693)
Stock-based compensation	—	126,440	—	1,160	—	1,160	—	1,160
Distributions to noncontrolling interest	—	—	—	—	—	—	(323)	(323)
Net (loss)	—	—	—	—	(1,733)	(1,733)	(381)	(2,114)
Reallocation of equity	—	—	—	226	—	226	(226)	—
Balance at June 30, 2024	$—	13,345,980	$1	$131,171	$(118,080)	$13,092	$4,329	$17,421

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2023	$—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151
Common stock dividends	—	—	—	—	(5,734)	(5,734)	—	(5,734)
Stock-based compensation	—	—	—	311	—	311	—	311
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,565)	(2,565)
Net income	—	—	—	—	2,600	2,600	1,102	3,702
Balance at March 31, 2023	$—	13,333,757	$1	$142,123	$(110,216)	$31,908	$29,957	$61,865
Common stock dividends	—	—	—	—	(1,333)	(1,333)	—	(1,333)
Repurchases - common stock	—	(95,011)	—	(2,000)	—	(2,000)	—	(2,000)
Stock-based compensation	—	95,163	—	966	—	966	—	966
Distributions to noncontrolling interest	—	—	—	—	—	—	(601)	(601)
Net income	—	—	—	—	1,163	1,163	466	1,629
Reallocation of equity	—	—	—	(148)	—	(148)	148	—
Balance at June 30, 2023	$—	13,333,909	$1	$140,941	$(110,386)	$30,556	$29,970	$60,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2024 and 2023

(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,429	$5,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,227	5,194
Amortization of intangibles and deferred charges	2,754	2,272
Stock-based compensation	1,473	1,277
Non-cash lease expense	8	14
Rental income (in excess of) amount billed	(6)	(382)
Distributions from unconsolidated affiliate	75	100
Income from equity investment in unconsolidated affiliate	(110)	(73)
Changes in operating assets and liabilities:
Other assets	(401)	25
Accounts payable and accrued expenses	(895)	(2,866)
Other liabilities	(532)	2,792
Net cash provided by operating activities	9,022	13,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(582)	(1,002)
Deposit for property acquisition	(500)	—
Expenditures for property acquisitions	—	(29,007)
Net cash used in investing activities	(1,082)	(30,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(1,260)	(797)
Repurchase of common stock	(2,693)	(2,000)
Financing deposits and costs	—	(280)
Financing costs from mortgage notes payable	(3,624)	(54)
Proceeds from mortgage notes payable	125,000	—
Payment of revolving credit facility	(40,000)	—
Payment of term loan payable	(50,000)	—
Cash distributions to noncontrolling interest	(2,394)	(3,287)
Cash dividends paid	(11,728)	(7,067)
Net cash provided by (used in) financing activities	13,301	(13,485)
Net increase (decrease) in cash and cash equivalents, including restricted cash	21,241	(29,810)
Cash and cash equivalents including restricted cash of $1,400 and $986, respectively, at the beginning of period	29,313	60,490
Cash and cash equivalents including restricted cash of $973 and $1,283, respectively, at the end of period	$50,554	$30,680
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$11,971	$11,144
Non-cash expenditures for real estate	$51	$565
Right-of-use asset and liability	$2,614	$2,857

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.80% as of June 30, 2024. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 19 properties and the sale of 2 properties from 2014 through June 30, 2024, the Company currently owns a 83.20% interest in a total of 49 properties consisting of approximately 6.3 million square feet (unaudited) of primarily industrial properties on approximately 399 acres (unaudited) of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At June 30, 2024, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of June 30, 2024 and December 31, 2023.

Upon the acquisition of real estate properties, the accumulated cost of the real estate purchased is allocated to the acquired tangible assets (generally consisting of land, buildings and building improvements, and tenant improvements) and identified intangible assets and liabilities (generally consisting of above-market and below-market leases and the origination value of in-place leases) on a relative fair value basis in accordance with GAAP. The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the differences between contractual rentals and estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. The aggregate value of in-place leases is measured based upon factors which include the avoided costs associated with lack of revenue over a market-oriented lease-up period, current market conditions, avoided leasing commissions, and other avoided costs common in similar leasing transactions.

Mortgage notes payable assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the time of acquisitions.

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million for both the six months ended June 30, 2024 and June 30, 2023. The total amortization of in-place leases was $0.6 million and $0.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

As of June 30, 2024, above-market and in-place leases of $0.8 million and $4.4 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2023, above-market and in-place leases of approximately $0.8 million and $5.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2024, and December 31, 2023, approximately $0.7 million and $1.1 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2024, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2024 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2024	$120	$517
2025	64	928
2026	(13)	798
2027	4	564
2028	4	440
2029	(46)	372
Thereafter	(171)	823
	$(38)	$4,442

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income from this investment of $0.1 million for the six months ended June 30, 2024 and less than $0.1 million for the six months ended June 30, 2023.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of June 30, 2024 were $16.3 million and $8.8 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2024 were approximately $0.9 million and $0.7 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2023 were $16.5 million and $9.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the six months ended June 30, 2023 were $0.8 million and $0.7 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at June 30, 2024 or December 31, 2023.

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

Reportable Segments:

As of June 30, 2024, the Company operates in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the six months ended June 30, 2024, the Company determined that collectability of one former tenant's outstanding lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.1 million and placed the tenant on the cash basis as of March 31, 2024. In addition, the Company received $0.6 million in February 2024 in full settlement of amounts due from a previous tenant that was placed on the cash basis during 2023.

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

Tenant receivables at June 30, 2024 and December 31, 2023 were $1.1 million and $0.5 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2024, under operating leases for the remainder of 2024, the next five years, and thereafter are as follows (in thousands):

Remainder of 2024	$31,384
2025	62,829
2026	62,010
2027	45,222
2028	37,743
2029	29,130
Thereafter	69,706
Total	$338,024

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

The following table presents additional disclosures regarding the Company’s rental income for the six months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Fixed lease revenue	$32,434	$30,822
Variable lease revenue	6,884	6,316
Total lease revenue	$39,318	$37,138

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $3.0 million and $3.2 million as of June 30, 2024 and December 31, 2023, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2024, the next five years, and thereafter (in thousands):

Remainder of 2024	$177
2025	363
2026	374
2027	385
2028	397
2029	409
Thereafter	890
Total future minimum lease payments	2,995
Less imputed interest	381
Total right-of-use liability - operating lease	$2,614

The following table presents additional disclosures regarding the Company’s office leases for the six months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Operating lease costs	$176	$169
Variable lease costs	6	15
Total lease costs	$182	$184

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of June 30, 2024, and December 31, 2023, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2024, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, which from time-to-time exceed the federal depository insurance coverage. Beginning January 1, 2013, all interest and noninterest bearing transaction accounts deposited at an insured depository institution are insured by the Federal Deposit Insurance Corporation up to the standard maximum deposit amount of $250,000. Management believes that the Company is not exposed to any significant credit risk due to the credit worthiness of these financial institutions.

For the six months ended June 30, 2024, rental income of $4.8 million derived from five leases with the City of New York represented 12% of the Company’s rental income. For the six months ended June 30, 2023, rental income of $4.8 million derived from five leases with the City of New York represented 13% of the Company’s rental income.

For the six months ended June 30, 2024, rental income of $5.8 million derived from six leases with Federal Express represented 15% of the Company’s rental income. For the six months ended June 30, 2023, rental income of $5.3 million derived from five leases with Federal Express represented 14% of the Company’s rental income.

For the six months ended June 30, 2024, rental income of $3.9 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 10% of the Company’s rental income. For the six months ended June 30, 2023, rental income of $3.9 million derived from one lease with Avis represented 10% of the Company’s rental income.

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

3. REAL ESTATE:

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, NC for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032. There were no real estate acquisitions during the six months ended June 30, 2024.

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the six months ended June 30, 2023:

Purchase Price
Allocation
Land	$17,383
Land improvements	8,029
Acquired lease intangible assets (1)	2,655
Other assets	940
Total consideration	$29,007
(1)
Acquired lease intangible assets include both in-place and above-market lease allocations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2024	December 31, 2023	Maturity
People’s United Bank	4.18%	14,518	14,710	10/15/2024
Allstate Life Insurance Company	4.00%	34,381	34,808	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	32,348	32,632	4/1/2028
Transamerica Life Insurance Company	3.45%	7,924	8,037	4/1/2030
American General Life Insurance Company	6.12%	124,756	—	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
	Subtotal	502,927	379,187
	Unamortized loan costs	(12,558)	(9,764)
	Total	$490,369	$369,423

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of June 30, 2024, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments for the remainder of 2024, the next five years and thereafter are as follows (in thousands):

Remainder of 2024	$16,105
2025	36,341
2026	2,641
2027	3,019
2028	71,697
2029	2,656
Thereafter	370,468
Total	$502,927

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

There were no outstanding borrowings under the Term Loan as of June 30, 2024. There were outstanding borrowings under the Term Loan of $50.0 million as of December 31, 2023, which were SOFR rate borrowings. There are no unamortized loan costs for the Term Loan as of June 30, 2024. Unamortized loan costs for the Term Loan as of December 31, 2023 were $0.2 million and are included in term loan payable, net in the accompanying condensed consolidated balance sheet.

There were no outstanding borrowings under the Revolver with Key Bank as of June 30, 2024. There were outstanding borrowings under the Revolver with Key Bank of $40.0 million as of December 31, 2023, which were SOFR rate borrowings. Unamortized loan costs for the Revolver were $0.2 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million for both the three months ended June 30, 2024 and June 30, 2023. Amortization of loan costs with Key Bank were $0.3 million and $0.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2024, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2024, or December 31, 2023.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2024, and December 31, 2023, the Company had a total of 13,345,980 and 13,326,965 shares of common stock issued and outstanding, respectively.

On June 26, 2024, the Company withheld 30,797 shares of common stock pursuant to its 2017 Incentive Award Plan (the "2017 Plan") from certain officers of the Company and a member of the Board at a price of $22.50 per share for a total consideration of approximately $0.7 million to satisfy tax withholding obligations payable upon the vesting of restricted stock.

On June 5, 2024, the Company purchased 76,628 shares of common stock pursuant to its share redemption program at a purchase price of $26.10 per share for a total consideration of approximately $2.0 million.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2024:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 12, 2024	March 31, 2024	April 12, 2024	$0.66	(1)
March 12, 2024	March 31, 2024	April 15, 2024	$0.12
June 13, 2024	June 30, 2024	July 12, 2024	$0.12

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

The 2017 Plan was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of June 30, 2024, the Company had 904,451 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For both the six months ended June 30, 2024 and June 30, 2023 there was $0.2 million of stock compensation expense relating to these options.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
June 4, 2020	72,834	$12.70	$925,000	9 Years	(2)
June 4, 2020	16,530	$12.70	$210,000	Immediately	(1)
June 10, 2021	123,947	$11.90	$1,475,000	9 Years	(2)
June 10, 2021	22,686	$11.90	$270,000	Immediately	(1)
June 9, 2022	85,398	$18.15	$1,550,000	9 Years	(2)
June 9, 2022	14,874	$18.15	$270,000	Immediately	(1)
June 8, 2023	78,548	$16.55	$1,300,000	9 Years	(2)
June 8, 2023	16,615	$16.55	$275,000	Immediately	(1)
June 13, 2024	111,776	$22.50	$2,515,000	9 Years	(2)
June 13, 2024	14,664	$22.50	$330,000	Immediately	(1)
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

For the six months ended June 30, 2024 and 2023, the Company’s total stock-based compensation in the statement of equity was approximately $1.5 million and $1.3 million, respectively. As of June 30, 2024, there was approximately $3,980,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

At June 30, 2024, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,107,539 shares of restricted stock were outstanding, 886,011 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2023	161,945	$14.91
New shares issued through June 30, 2024	126,440	$22.50
Vested	(66,857)	$20.09
Non-vested shares outstanding as of June 30, 2024	221,528	$17.96

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of June 30, 2024:

Number of Shares
Remainder of 2024	35,561
2025	59,429
2026	42,995
2027	31,100
2028	21,875
2029	14,461
Thereafter	16,107
Total Non-vested Shares	221,528

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 184,889 and 35,650 common share equivalents related to stock options in the six months ended June 30, 2024 and 2023, respectively, presented in Diluted EPS. For the three months ended June 30, 2024, common share equivalents are not included in Diluted EPS since they would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(1,733)	$1,163	$1,247	$3,763
Denominator:
Weighted average common shares outstanding – basic	13,328,389	13,327,529	13,327,677	13,330,626
Weighted average common shares outstanding – diluted	13,328,389	13,363,179	13,512,566	13,366,275
Basic and Diluted Per Share Information:
Net income per share – basic	$(0.13)	$0.09	$0.09	$0.28
Net income per share – diluted	$(0.13)	$0.09	$0.09	$0.28

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

Environmental Matters:

As of June 30, 2024, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$49,581	$49,581	$27,913	$27,913
Restricted cash	973	973	1,400	1,400
Rent and other receivables	1,103	1,103	569	569
Financial liabilities:
Dividends payable	1,602	1,602	1,333	1,333
Accounts payable and accrued expenses	4,327	4,327	5,234	5,234
Secured revolving credit facility	—	—	40,000	40,000
Term loan payable	—	—	50,000	50,000
Mortgage notes payable	502,927	464,358	379,187	345,009

11. SUBSEQUENT EVENTS:

On August 6, 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the third quarter ended September 30, 2024, to common stockholders of record as of the close of business on September 30, 2024, payable on October 11, 2024.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2024, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial space on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. As of June 30, 2024, our properties were 96% leased to 59 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2023, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2024, there were no material changes to these policies.

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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	November 30, 2017	$999,997
	2017	$14.36	$12.92	77,399	May 31, 2018	$999,995
	2018	$15.09	$13.58	73,637	May 31, 2019	$999,990
(1)	2019	$15.54	$13.99	-	-	$-
	2020	$17.52	$15.77	63,411	November 30, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
	2021	$22.25	$20.03	49,925	December 1, 2022	$999,998
	2022	$23.39	$21.05	95,011	June 2, 2023	$1,999,982
	2023	$29.00	$26.10	76,628	June 5, 2024	$1,999,991
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

On March 19, 2024, the Company received its annual valuation as of December 31, 2023. The annual valuation resulted in an adjustment to the redemption price under the Program from $21.05 to $26.10 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 20, 2024, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.10 per share was effective for the semi-annual period running from December 1, 2023 to May 31, 2024 and will remain effective until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

Financial Condition and Results of Operations:

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2024	2023	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$19,346	$18,579	$767	4%
Total revenues	19,346	18,579	767	4%
Operating Expenses:
Property operating expenses	3,732	3,611	121	3%
General and administrative	8,341	4,143	4,198	101%
Depreciation and amortization	3,477	3,459	18	1%
Total operating expenses	15,550	11,213	4,337	39%
Operating income	3,796	7,366	(3,570)	(48%)
Interest expense	(6,665)	(5,981)	684	11%
Equity in earnings of unconsolidated affiliate	55	34	21	62%
Other income	700	210	490	233%
Net (loss) income	(2,114)	1,629	(3,743)	NM
Less: Net (loss) income attributable to noncontrolling interest	(381)	466	(847)	NM
Net (loss) income attributable to common stockholders	$(1,733)	$1,163	$(2,896)	NM

Revenues

Total revenues increased $0.8 million, or 4%, to approximately $19.4 million for the three months ended June 30, 2024 from $18.6 million for the three months ended June 30, 2023. The increase is primarily due to increased rental income attributable to higher rental rates in the second quarter of 2024 compared to the second quarter of 2023.

Operating Expenses

Operating expenses of approximately $15.5 million for the three months ended June 30, 2024 increased $4.3 million, or 39%, from $11.2 million for the three months ended June 30, 2023 primarily due to increased general and administrative expenses in the second quarter of 2024 compared to the second quarter of 2023. The increase in general and administrative expenses is primarily attributable to higher executive compensation due the the achievement of certain Company financial goals and higher stock compensation in the second quarter of 2024 compared to the second quarter of 2023.

Interest Expense

Interest expense of $6.7 million for the three months ended June 30, 2024 increased $0.7 million, or 11%, from $6.0 million for the three months ended June 30, 2023. The increase is primarily due to a higher average mortgage principal balance in the second quarter of 2024 compared to the second quarter of 2023.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2024	2023	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$39,318	$37,138	$2,180	6%
Total revenues	39,318	37,138	2,180	6%
Operating Expenses:
Property operating expenses	7,626	7,227	399	6%
General and administrative	11,120	6,640	4,480	67%
Depreciation and amortization	6,966	6,808	158	2%
Total operating expenses	25,712	20,675	5,037	24%
Operating income	13,606	16,463	(2,857)	(17%)
Interest expense	(13,338)	(11,848)	1,490	13%
Equity in earnings of unconsolidated affiliate	110	73	37	51%
Other income	1,051	643	408	63%
Net income	1,429	5,331	(3,902)	(73%)
Less: Net income attributable to noncontrolling interest	182	1,568	(1,386)	(88%)
Net income attributable to common stockholders	$1,247	$3,763	$(2,516)	(67%)

Revenues

Total revenues increased $2.2 million, or 6%, to $39.3 million for the six months ended June 30, 2024 from $37.1 million for the six months ended June 30, 2023. The increase is primarily due to increased rental income attributable to higher rental rates in 2024 compared to 2023.

Operating Expenses

Operating expenses of $25.7 million for the six months ended June 30, 2024 increased $5.0 million, or 24%, from $20.7 million for the six months ended June 30, 2023 primarily due to increased general and administrative expenses and property operating expenses. The increase in general and administrative expenses is primarily attributable to higher executive compensation due to the achievement of certain Company financial goals, stock compensation and professional fees in 2024 compared to 2023. The increase in property operating expenses is primarily attributable to higher snow removal expenses in 2024 compared to 2023.

Interest Expense

Interest expense of $13.3 million for the six months ended June 30, 2024 increased $1.5 million, or 13%, from $11.8 million for the six months ended June 30, 2023. The increase is primarily due to a higher average mortgage principal balance in 2024 compared to 2023.

Other Income

Other income of $1.1 million for the six months ended June 30, 2024 was primarily attributable to interest income.

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

Our available liquidity at June 30, 2024 was approximately $89.6 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of June 30, 2024, the Company had no outstanding borrowings under the revolving line of credit facility.

Net Cash Flows:

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Operating Activities

Net cash provided by operating activities was $9.0 million for the six months ended June 30, 2024. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of approximately $10.7 million, (ii) distributions from unconsolidated affiliate of $0.1 million, partially offset by (iii) an increase in other assets of $0.4 million, (iv) a decrease in accounts payable and accrued expenses of $0.9 million and (v) a decrease in other liabilities of $0.5 million.

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

Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2024. Cash used in investing activities resulted from (i) property improvements of $0.6 million and (ii) deposit for property acquisition of $0.5 million.

Net cash used in investing activities was $30.0 million for the six months ended June 30, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $1.0 million.

Financing Activities

Net cash provided by financing activities was $13.3 million for the six months ended June 30, 2024. Cash provided by financing activities resulted from (i) proceeds of mortgage loan payable of $125.0 million with American General Life Insurance Company, partially offset by (ii) the repayment of the Company's outstanding term loan payable of $50.0 million with Key Bank, (iii) the repayment of the Company's revolving line of credit facility with Key Bank of $40.0 million, (iv) the payment of mortgage principal of $1.3 million, (v) the payment of the Company’s fourth quarter 2023 dividend, 2023 supplemental dividend and 2024 first quarter dividend totaling $11.7 million, (vi) distributions to noncontrolling interests of $2.4 million, (vii) financing costs of $3.6 million for mortgage note payable with American General Life Insurance Company and (viii) repurchases of the Company's common stock of $2.7 million.

Net cash used in financing activities was $13.5 million for the six months ended June 30, 2023. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.8 million, (ii) the payment of the Company’s fourth quarter 2022 dividend, 2022 supplemental dividend and 2023 first quarter dividend totaling $7.1 million, (iii) distributions to noncontrolling interests of $3.3 million, (iv) repurchases of the Company's common stock of $2.0 million and (v) financing deposits of $0.3 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income attributable to common stockholders	$(1,733)	$1,163	$1,247	$3,763
Add NAREIT defined adjustments
Real estate depreciation	2,196	1,837	4,401	3,624
Amortization of in-place leases and deferred leasing costs	725	569	1,458	1,123
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	1,188	3,569	7,106	8,510
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(30)	(138)	(10)	(290)
Amortization of other intangible assets	(52)	(31)	(105)	(76)
Amortization of financing costs	422	265	952	531
Stock compensation expense	756	519	1,122	794
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$2,284	$4,184	$9,065	$9,469

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

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2022 and 2023, and, although the Federal Reserve has indicated that interest rates may be decreased in 2024, further interest rate increases by the Federal Reserve are possible. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. The Company did not have any variable rate borrowings outstanding as of June 30, 2024. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement, dated October 22, 2021, with Key Bank and the other lenders parties thereto which provided for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. The Term Loan facility of $50 million and the outstanding balance of the Revolver of $40 million were both paid in full on March 15, 2024. Therefore, as of June 30, 2024, the Company's interest expense would not be affected by any changes in the SOFR interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company's purchase of 76,628 shares for $1,999,991 pursuant to its Share Redemption Program and the Company's purchase of 30,797 shares for $692,933 pursuant to its 2017 Incentive Award Plan, the Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended June 30, 2024. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

3.2	Composite Bylaws, Inclusive of All Amendments Through September 3, 2015 (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

10.1	First Amendment to the GTJ REIT, Inc. Long-Term Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 13, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTJ REIT, INC.

Dated: August 9, 2024	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2024	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)