Form 10-Q
period 2024-09-30
GTJ REIT, INC.
filed 2024-11-08
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,345,980 shares of common stock as of November 5, 2024.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$223,308	$223,308
Buildings and improvements	313,907	312,275
Total real estate, at cost	537,215	535,583
Less: accumulated depreciation and amortization	(111,933)	(104,163)
Net real estate held for investment	425,282	431,420
Cash and cash equivalents	53,870	27,913
Restricted cash	376	1,400
Rental income in excess of amount billed	16,162	16,123
Acquired lease intangible assets, net	4,899	5,836
Investment in unconsolidated affiliate	3,742	3,753
Right-of-use asset - operating lease, net	2,354	2,555
Other assets	20,348	18,237
Total assets	$527,033	$507,237
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$489,941	$369,423
Secured revolving credit facility	—	40,000
Term loan payable, net	—	49,783
Accounts payable and accrued expenses	5,148	5,234
Dividends payable	1,601	1,333
Acquired lease intangible liabilities, net	581	1,079
Right-of-use liability - operating lease	2,551	2,739
Other liabilities	7,505	6,032
Total liabilities	507,327	475,623
Commitments and contingencies (Note 9)	—	—
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,980 and 13,326,965 shares issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	131,514	132,217
Distributions in excess of net income	(116,496)	(107,330)
Total stockholders’ equity	15,019	24,888
Noncontrolling interest	4,687	6,726
Total equity	19,706	31,614
Total liabilities and equity	$527,033	$507,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$19,472	$18,900	$58,790	$56,038
Total revenues	19,472	18,900	58,790	56,038
Operating Expenses:
Property operating expenses	3,749	4,441	11,375	11,668
General and administrative	2,472	2,204	13,592	8,844
Depreciation and amortization	3,441	3,491	10,407	10,299
Total operating expenses	9,662	10,136	35,374	30,811
Operating income	9,810	8,764	23,416	25,227
Interest expense	(6,651)	(6,295)	(19,989)	(18,143)
Equity in earnings of unconsolidated affiliate	54	62	164	135
Other income	584	613	1,635	1,256
Net income	3,797	3,144	5,226	8,475
Less: Net income (loss) attributable to noncontrolling interest	612	(229)	794	1,339
Net income attributable to common stockholders	$3,185	$3,373	$4,432	$7,136
Net income per common share attributable to common stockholders - basic earnings per share	$0.24	$0.25	$0.33	$0.54
Net income per common share attributable to common stockholders - diluted earnings per share	$0.24	$0.25	$0.33	$0.53
Weighted average common shares outstanding – basic	13,345,980	13,333,909	13,333,823	13,331,732
Weighted average common shares outstanding – diluted	13,530,869	13,369,559	13,518,712	13,367,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2024	$—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614
Common stock dividends	—	—	—	—	(10,395)	(10,395)	—	(10,395)
Stock-based compensation	—	—	—	313	—	313	—	313
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,082)	(2,082)
Net income	—	—	—	—	2,980	2,980	563	3,543
Reallocation of equity	—	—	—	(52)	—	(52)	52	—
Balance at March 31, 2024	$—	13,326,965	$1	$132,478	$(114,745)	$17,734	$5,259	$22,993
Common stock dividends	—	—	—	—	(1,602)	(1,602)	—	(1,602)
Repurchases - common stock	—	(107,425)	—	(2,693)	—	(2,693)	—	(2,693)
Stock-based compensation	—	126,440	—	1,160	—	1,160	—	1,160
Distributions to noncontrolling interest	—	—	—	—	—	—	(323)	(323)
Net (loss)	—	—	—	—	(1,733)	(1,733)	(381)	(2,114)
Reallocation of equity	—	—	—	226	—	226	(226)	—
Balance at June 30, 2024	$—	13,345,980	$1	$131,171	$(118,080)	$13,092	$4,329	$17,421
Common stock dividends	—	—	—	—	(1,601)	(1,601)	—	(1,601)
Stock-based compensation	—	—	—	412	—	412	—	412
Distributions to noncontrolling interest	—	—	—	—	—	—	(323)	(323)
Net income	—	—	—	—	3,185	3,185	612	3,797
Reallocation of equity	—	—	—	(69)	—	(69)	69	—
Balance at September 30, 2024	$—	13,345,980	$1	$131,514	$(116,496)	$15,019	$4,687	$19,706

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2023	$—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151
Common stock dividends	—	—	—	—	(5,734)	(5,734)	—	(5,734)
Stock-based compensation	—	—	—	311	—	311	—	311
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,565)	(2,565)
Net income	—	—	—	—	2,600	2,600	1,102	3,702
Balance at March 31, 2023	$—	13,333,757	$1	$142,123	$(110,216)	$31,908	$29,957	$61,865
Common stock dividends	—	—	—	—	(1,333)	(1,333)	—	(1,333)
Repurchases - common stock	—	(95,011)	—	(2,000)	—	(2,000)	—	(2,000)
Stock-based compensation	—	95,163	—	966	—	966	—	966
Distributions to noncontrolling interest	—	—	—	—	—	—	(601)	(601)
Net income	—	—	—	—	1,163	1,163	466	1,629
Reallocation of equity	—	—	—	(148)	—	(148)	148	—
Balance at June 30, 2023	$—	13,333,909	$1	$140,941	$(110,386)	$30,556	$29,970	$60,526
Common stock dividends	—	—	—	—	(1,333)	(1,333)	—	(1,333)
Purchases - LP Interests	—	—	—	(32,214)	—	(32,214)	—	(32,214)
Stock-based compensation	—	—	—	318	—	318	—	318
Distributions to noncontrolling interest	—	—	—	—	—	—	(267)	(267)
Net income	—	—	—	—	3,373	3,373	(229)	3,144
Reallocation of equity	—	—	—	13,875	—	13,875	(13,875)	—
Balance at September 30, 2023	$—	13,333,909	$1	$122,920	$(108,346)	$14,575	$15,599	$30,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,226	$8,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,832	7,835
Amortization of intangibles and deferred charges	4,079	3,459
Stock-based compensation	1,885	1,595
Non-cash lease expense	13	21
Rental income in excess of amount billed	(51)	(772)
Distributions from unconsolidated affiliate	164	175
Income from equity investment in unconsolidated affiliate	(164)	(135)
Changes in operating assets and liabilities:
Other assets	(2,927)	(2,059)
Accounts payable and accrued expenses	(350)	(725)
Other liabilities	1,423	943
Net cash provided by operating activities	17,130	18,812
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,368)	(1,744)
Deposits for property acquisitions	(1,380)	—
Return of capital from unconsolidated affiliate	11	—
Expenditures for property acquisitions	—	(29,007)
Net cash used in investing activities	(2,737)	(30,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(2,145)	(1,291)
Repurchase of common stock	(2,693)	(2,000)
Financing costs from mortgage notes payable	(3,624)	(535)
Proceeds from mortgage notes payable	125,000	25,000
Payment of revolving credit facility	(40,000)	—
Payment of term loan payable	(50,000)	—
Purchase of limited partnership interest	—	(32,214)
Cash distributions to noncontrolling interest	(2,668)	(3,863)
Cash dividends paid	(13,330)	(8,400)
Net cash provided by (used in) financing activities	10,540	(23,303)
Net increase (decrease) in cash and cash equivalents, including restricted cash	24,933	(35,242)
Cash and cash equivalents including restricted cash of $1,400 and $986, respectively, at the beginning of period	29,313	60,490
Cash and cash equivalents including restricted cash of $376 and $1,359, respectively, at the end of period	$54,246	$25,248
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$18,122	$16,903
Non-cash expenditures for real estate	$327	$240
Right-of-use asset and liability	$2,551	$2,798

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.80% as of September 30, 2024. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 19 properties and the sale of 2 properties from 2014 through September 30, 2024, the Company currently owns a 83.20% interest in a total of 49 properties consisting of approximately 6.3 million square feet (unaudited) of primarily industrial properties on approximately 399 acres (unaudited) of land in New York, New Jersey, Connecticut, Delaware and North Carolina. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At September 30, 2024, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of September 30, 2024 and December 31, 2023.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.4 million for both the nine months ended September 30, 2024 and September 30, 2023. The total amortization of in-place leases was $0.8 million and $1.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

As of September 30, 2024, above-market and in-place leases of $0.7 million and $4.2 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2023, above-market and in-place leases of approximately $0.8 million and $5.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2024, and December 31, 2023, approximately $0.6 million and $1.1 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2024, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2024 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2024	$15	$250
2025	64	928
2026	(13)	798
2027	4	564
2028	4	440
2029	(46)	372
Thereafter	(171)	823
	$(143)	$4,175

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.2 million from this investment for the nine months ended September 30, 2024 and $0.1 million for the nine months ended September 30, 2023.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of September 30, 2024 were $16.1 million and $8.7 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2024 were $1.4 million and $1.0 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2023 were $16.5 million and $9.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the nine months ended September 30, 2023 were $1.3 million and $1.0 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at September 30, 2024 or December 31, 2023.

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

Reportable Segments:

As of September 30, 2024, the Company operates in one reportable segment, commercial real estate.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the nine months ended September 30, 2024, the Company determined that collectability of one former tenant's outstanding lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.1 million and placed the tenant on the cash basis as of March 31, 2024. In addition, the Company received $0.6 million in February 2024 in full settlement of amounts due from a previous tenant that was placed on the cash basis during 2023.

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

Tenant receivables at September 30, 2024 and December 31, 2023 were $2.1 million and $0.5 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of September 30, 2024, under operating leases for the remainder of 2024, the next five years, and thereafter are as follows (in thousands):

Remainder of 2024	$15,767
2025	63,182
2026	63,144
2027	46,372
2028	38,913
2029	30,321
Thereafter	74,622
Total	$332,321

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

The following table presents additional disclosures regarding the Company’s rental income for the nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Fixed lease revenue	$48,669	$46,453
Variable lease revenue	10,121	9,585
Total lease revenue	$58,790	$56,038

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $2.9 million and $3.2 million as of September 30, 2024 and December 31, 2023, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2024, the next five years, and thereafter (in thousands):

Remainder of 2024	$89
2025	363
2026	374
2027	385
2028	397
2029	409
Thereafter	890
Total future minimum lease payments	2,907
Less imputed interest	356
Total right-of-use liability - operating lease	$2,551

The following table presents additional disclosures regarding the Company’s office leases for the nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Operating lease costs	$264	$254
Variable lease costs	13	26
Total lease costs	$277	$280

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of September 30, 2024, and December 31, 2023, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2024, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the nine months ended September 30, 2024, rental income of $7.1 million derived from five leases with the City of New York represented 12% of the Company’s rental income. For the nine months ended September 30, 2023, rental income of $7.1 million derived from five leases with the City of New York represented 13% of the Company’s rental income.

For the nine months ended September 30, 2024, rental income of $8.7 million derived from six leases with Federal Express represented 15% of the Company’s rental income. For the nine months ended September 30, 2023, rental income of $8.0 million derived from five leases with Federal Express represented 14% of the Company’s rental income.

For the nine months ended September 30, 2024, rental income of $5.8 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 10% of the Company’s rental income. For the nine months ended September 30, 2023, rental income of $5.8 million derived from one lease with Avis represented 10% of the Company’s rental income.

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

3. REAL ESTATE:

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, NC for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032. There were no real estate acquisitions during the nine months ended September 30, 2024.

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

On June 24, 2024, the Company, through its Operating Partnership, entered into a purchase and sale agreement for the purchase of a property located at 9111 Cheetos Circle, Fort Myers, Florida, consisting of approximately 10.5 acres of land and a 104,120 square foot building currently being constructed, for $35.0 million. There are conditions precedent to the closing and the Company had the right to cancel the agreement in its sole discretion for any reason or for no reason by giving written notice of such election on or before July 24, 2024. The transaction is expected to close in the fourth quarter of 2024.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2024	December 31, 2023	Maturity
People’s United Bank	4.18%	14,421	14,710	10/15/2024
Allstate Life Insurance Company	4.00%	34,164	34,808	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	32,205	32,632	4/1/2028
Transamerica Life Insurance Company	3.45%	7,866	8,037	4/1/2030
American General Life Insurance Company	6.12%	124,386	—	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
	Subtotal	502,042	379,187
	Unamortized loan costs	(12,101)	(9,764)
	Total	$489,941	$369,423

People’s United Bank Loan Agreement:

In connection with the acquisition in 2014 of an 84,000 square foot parking lot in Long Island City, Queens, NY, a wholly owned subsidiary of the Operating Partnership entered into a mortgage loan agreement with People’s United Bank in the aggregate amount of $15.5 million. The loan has a ten-year term and bears interest at 4.18%. Payments for the first seven years were interest only. Payments over the remaining three years of the term are based on a 25-year amortization schedule, with a balloon payment of $14.4 million due at maturity. On October 15, 2024, the Company paid the outstanding mortgage indebtedness to People's United Bank in the amount of $14.4 million.

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of September 30, 2024, the Company was in compliance with all covenants.

Principal Repayments:

As of September 30, 2024, scheduled principal repayments for the remainder of 2024, the next five years and thereafter are as follows (in thousands):

Remainder of 2024	$15,220
2025	36,341
2026	2,641
2027	3,019
2028	71,697
2029	2,656
Thereafter	370,468
Total	$502,042

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

There were no outstanding borrowings under the Term Loan as of September 30, 2024 as the Term Loan was paid in full on March 15, 2024. There were outstanding borrowings under the Term Loan of $50.0 million as of December 31, 2023, which were SOFR rate borrowings. There are no unamortized loan costs for the Term Loan as of September 30, 2024. Unamortized loan costs for the Term Loan as of December 31, 2023 were $0.2 million and are included in term loan payable, net in the accompanying condensed consolidated balance sheet.

There were no outstanding borrowings under the Revolver with Key Bank as of September 30, 2024. There were outstanding borrowings under the Revolver with Key Bank of $40.0 million as of December 31, 2023, which were SOFR rate borrowings. Unamortized loan costs for the Revolver were $0.2 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million for both the three months ended September 30, 2024 and September 30, 2023. Amortization of loan costs with Key Bank were $0.4 million and $0.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2024, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2024, or December 31, 2023.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2024, and December 31, 2023, the Company had a total of 13,345,980 and 13,326,965 shares of common stock issued and outstanding, respectively.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2024:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 12, 2024	March 31, 2024	April 12, 2024	$0.66	(1)
March 12, 2024	March 31, 2024	April 15, 2024	$0.12
June 13, 2024	June 30, 2024	July 12, 2024	$0.12
August 6, 2024	September 30, 2024	October 11, 2024	$0.12

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

The 2017 Plan was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of September 30, 2024, the Company had 904,451 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For both the nine months ended September 30, 2024 and September 30, 2023 there was $0.3 million of stock compensation expense relating to these options.

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

For the nine months ended September 30, 2024 and 2023, the Company’s total stock-based compensation in the statement of equity was approximately $1.9 million and $1.6 million, respectively. As of September 30, 2024, there was approximately $3,666,000 of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

At September 30, 2024, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,107,539 shares of restricted stock were outstanding, 903,791 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2023	161,945	$14.91
New shares issued through September 30, 2024	126,440	$22.50
Vested	(84,637)	$19.82
Non-vested shares outstanding as of September 30, 2024	203,748	$17.99

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of September 30, 2024:

Number of Shares
Remainder of 2024	17,781
2025	59,429
2026	42,995
2027	31,100
2028	21,875
2029	14,461
Thereafter	16,107
Total Non-vested Shares	203,748

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 184,889 and 35,650 common share equivalents related to stock options in the nine months ended September 30, 2024 and 2023, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common stockholders	$3,185	$3,373	$4,432	$7,136
Denominator:
Weighted average common shares outstanding – basic	13,345,980	13,333,909	13,333,823	13,331,732
Weighted average common shares outstanding – diluted	13,530,869	13,369,559	13,518,712	13,367,382
Basic and Diluted Per Share Information:
Net income per share – basic	$0.24	$0.25	$0.33	$0.54
Net income per share – diluted	$0.24	$0.25	$0.33	$0.53

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

Environmental Matters:

As of September 30, 2024, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$53,870	$53,870	$27,913	$27,913
Restricted cash	376	376	1,400	1,400
Rent and other receivables	2,164	2,164	569	569
Financial liabilities:
Dividends payable	1,601	1,601	1,333	1,333
Accounts payable and accrued expenses	5,148	5,148	5,234	5,234
Secured revolving credit facility	—	—	40,000	40,000
Term loan payable	—	—	50,000	50,000
Mortgage notes payable	502,042	488,877	379,187	345,009

11. SUBSEQUENT EVENTS:

Mortgage Note Payable:

On October 15, 2024, the Company paid the outstanding mortgage indebtedness to People's United Bank in the amount of $14.4 million.

Dividend Distribution:

On November 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the fourth quarter ended December 31, 2024, to common stockholders of record as of the close of business on December 31, 2024, payable on January 10, 2025.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2024, owned and operated, through our Operating Partnership, a total of 49 properties consisting of approximately 6.3 million square feet of primarily industrial space on approximately 399 acres of land in New York, New Jersey, Connecticut, Delaware and North Carolina. As of September 30, 2024, our properties were 96% leased to 59 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2023, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2024, there were no material changes to these policies.

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

Financial Condition and Results of Operations:

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2024	2023	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$19,472	$18,900	$572	3%
Total revenues	19,472	18,900	572	3%
Operating Expenses:
Property operating expenses	3,749	4,441	(692)	(16%)
General and administrative	2,472	2,204	268	12%
Depreciation and amortization	3,441	3,491	(50)	(1%)
Total operating expenses	9,662	10,136	(474)	(5%)
Operating income	9,810	8,764	1,046	12%
Interest expense	(6,651)	(6,295)	356	6%
Equity in earnings of unconsolidated affiliate	54	62	(8)	(13%)
Other income	584	613	(29)	(5%)
Net income	3,797	3,144	653	21%
Less: Net income (loss) attributable to noncontrolling interest	612	(229)	841	NM
Net income attributable to common stockholders	$3,185	$3,373	$(188)	(6%)

Revenues

Total revenues increased $0.6 million, or 3%, to $19.5 million for the three months ended September 30, 2024 from $18.9 million for the three months ended September 30, 2023. The increase is primarily due to increased rental income attributable to higher rental rates in the third quarter of 2024 compared to the third quarter of 2023.

Operating Expenses

Operating expenses of approximately $9.6 million for the three months ended September 30, 2024 decreased $0.5 million, or 5%, from $10.1 million for the three months ended September 30, 2023 primarily due to decreased property operating expenses in the third quarter of 2024 compared to the third quarter of 2023, partially offset by increased general and administrative expenses in the third quarter of 2024 compared to the third quarter of 2023. The decrease in property operating expenses is primarily attributable to lower repair and maintenance expenses in the third quarter of 2024 compared to the third quarter of 2023. The increase in general and administrative expenses is primarily attributable to higher stock compensation expense in the third quarter of 2024 compared to the third quarter of 2023.

Interest Expense

Interest expense of $6.7 million for the three months ended September 30, 2024 increased $0.4 million, or 6%, from $6.3 million for the three months ended September 30, 2023. The increase is primarily due to a higher average mortgage principal balance in the third quarter of 2024 compared to the third quarter of 2023.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2024	2023	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$58,790	$56,038	$2,752	5%
Total revenues	58,790	56,038	2,752	5%
Operating Expenses:
Property operating expenses	11,375	11,668	(293)	(3%)
General and administrative	13,592	8,844	4,748	54%
Depreciation and amortization	10,407	10,299	108	1%
Total operating expenses	35,374	30,811	4,563	15%
Operating income	23,416	25,227	(1,811)	(7%)
Interest expense	(19,989)	(18,143)	1,846	10%
Equity in earnings of unconsolidated affiliate	164	135	29	21%
Other income	1,635	1,256	379	30%
Net income	5,226	8,475	(3,249)	(38%)
Less: Net income attributable to noncontrolling interest	794	1,339	(545)	(41%)
Net income attributable to common stockholders	$4,432	$7,136	$(2,704)	(38%)

Revenues

Total revenues increased $2.8 million, or 5%, to $58.8 million for the nine months ended September 30, 2024 from $56.0 million for the nine months ended September 30, 2023. The increase is primarily due to increased rental income attributable to higher rental rates in 2024 compared to 2023.

Operating Expenses

Operating expenses of $35.4 million for the nine months ended September 30, 2024 increased $4.6 million, or 15%, from $30.8 million for the nine months ended September 30, 2023 primarily due to increased general and administrative expenses. The increase in general and administrative expenses is primarily attributable to higher executive compensation due to the achievement of certain Company financial goals, stock compensation and professional fees in 2024 compared to 2023.

Interest Expense

Interest expense of $20.0 million for the nine months ended September 30, 2024 increased approximately $1.9 million, or 10%, from $18.1 million for the nine months ended September 30, 2023. The increase is primarily due to a higher average mortgage principal balance in 2024 compared to 2023.

Other Income

Other income of $1.6 million for the nine months ended September 30, 2024 was primarily attributable to interest income.

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

Our available liquidity at September 30, 2024 was approximately $93.9 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of September 30, 2024, the Company had no outstanding borrowings under the revolving line of credit facility.

Net Cash Flows:

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Operating Activities

Net cash provided by operating activities was $17.1 million for the nine months ended September 30, 2024. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of approximately $18.8 million, (ii) distributions from unconsolidated affiliate of $0.2 million and (iii) an increase in other liabilities of $1.4 million, partially offset by (iv) an increase in other assets of $2.9 million primarily attributable to increased rent receivables and deferred leasing costs and (v) a decrease in accounts payable and accrued expenses of $0.4 million.

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

Investing Activities

Net cash used in investing activities was $2.7 million for the nine months ended September 30, 2024. Cash used in investing activities resulted from (i) property improvements of $1.4 million and (ii) deposits for property acquisitions of $1.3 million.

Net cash used in investing activities was approximately $30.7 million for the nine months ended September 30, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $1.7 million.

Financing Activities

Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2024. Cash provided by financing activities resulted from (i) proceeds of mortgage loan payable of $125.0 million with American General Life Insurance Company, partially offset by (ii) the repayment of the Company's outstanding term loan payable of $50.0 million with Key Bank, (iii) the repayment of the Company's revolving line of credit facility with Key Bank of $40.0 million, (iv) the payment of mortgage principal of approximately $2.2 million, (v) the payment of the Company’s fourth quarter 2023 dividend, 2023 supplemental dividend and 2024 dividends totaling $13.3 million, (vi) distributions to noncontrolling interests of $2.7 million, (vii) financing costs of $3.6 million for mortgage note payable with American General Life Insurance Company and (viii) repurchases of the Company's common stock of $2.7 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$3,185	$3,373	$4,432	$7,136
Add NAREIT defined adjustments
Real estate depreciation	2,193	2,225	6,595	6,606
Amortization of in-place leases and deferred leasing costs	702	715	2,161	2,072
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	6,080	6,313	13,188	15,814
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(39)	(302)	(49)	(653)
Amortization of other intangible assets	(15)	(49)	(120)	(140)
Amortization of financing costs	422	328	1,373	971
Stock compensation expense	395	317	1,517	1,277
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$6,843	$6,607	$15,909	$17,269

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

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2022 and 2023, and, although the Federal Reserve decreased interest rates in September, 2024 and has indicated that interest rates may continue to be decreased in 2024, further interest rate increases by the Federal Reserve are possible. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. The Company did not have any variable rate borrowings outstanding as of September 30, 2024. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into a First Amendment to the First Amended and Restated Credit Agreement, dated October 22, 2021, with Key Bank and the other lenders parties thereto which provided for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. The Term Loan facility of $50 million and the outstanding balance of the Revolver of $40 million were both paid in full on March 15, 2024. Therefore, as of September 30, 2024, the Company's interest expense would not be affected by any changes in the SOFR interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended September 30, 2024. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: November 8, 2024	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2024	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)