Form 10-K
period 2024-12-31
GTJ REIT, INC.
filed 2025-03-20
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 11, 2025, there were 13,345,980 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” “seek,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•
global economic trends and economic conditions, including high inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, as well as geopolitical instability, including the ongoing conflicts between Russia and Ukraine and in the Middle East;
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

PART I

ITEM 1. BUSINESS

Overview

GTJ REIT, Inc. (the “Company,” “we,” “us,” “our,” or “GTJ REIT”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of the date of this report, owns and operates, through GTJ Realty, LP, a limited partnership owned and controlled by the Company (the “Operating Partnership”) a total of 51 commercial properties in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. We focus primarily on the acquisition, ownership, management and operation of commercial real estate.

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT, common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 16.80%. As a result of the transaction, the Company’s then existing 7 properties, the subsequent acquisition of 21 properties and the sale of 2 properties from 2014 through the date of this report, the Company currently beneficially owns an 83.20% interest in a total of 51 properties consisting of approximately 6.6 million square feet of primarily industrial properties on approximately 415 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. The following is information with respect to leases and occupancy of our properties:

•
Our 2025 contractual rental income (as described below) is approximately $66.7 million;
•
The occupancy rate of our properties owned as of December 31, 2024, is approximately 97% based on square footage, plus land available; and
•
The weighted average remaining term of the leases generating our 2025 contractual rental income is 5.0 years.

Our 2025 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2025 under leases existing at December 31, 2024. Contractual rental income excludes straight-line rent and amortization of intangibles. Approximately 41% of our 2025 contractual rental income and 42% of our 2024 contractual rental income is derived from five leases with the City of New York, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems.

2024 Highlights

•
Total revenues were $78.8 million in 2024, an increase of approximately $3.5 million, or 5%, from 2023.
•
Operating income decreased $1.2 million, or 4%, to $33.0 million in 2024 from $34.2 million in 2023.
•
Completed 785,185 square feet of new leasing and renewals of existing leases during 2024.
•
Net income decreased $2.7 million to $8.6 million in 2024 from $11.3 million in 2023.
•
Adjusted Funds From Operations, or AFFO, attributable to our stockholders decreased $0.5 million to $22.4 million in 2024 from $22.9 million in 2023.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of AFFO to net income attributable to common stockholders.

Description of Business

We intend to further expand our real estate portfolio beyond the current portfolio of 51 properties owned as of the date of this report. We seek to acquire commercial real estate at favorable prices, focusing on the industrial product sector. We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. We believe that a critical success factor in property acquisition lies in possessing the ability and flexibility to move quickly when an opportunity presents itself.

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
•
Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 92% of our 2025 contractual rental income expire after 2026, and 1% of our 2025 contractual rental income expires after 2034; and
•
Scheduled rent increases. Leases representing approximately 83% of our 2025 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

Employees

As of December 31, 2024, we had a total of 13 employees, 12 of whom are full time, who were employed at GTJ REIT. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We believe in investing in talent at all levels within our organization. Employees are encouraged to take full advantage of professional development opportunities.

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
•
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities and make distributions during unfavorable market conditions.

Risks Related to Our Business and Properties

•
Our tenants may not be able to pay rent in a timely manner and a tenant’s default could reduce our revenues.
•
Significant inflation could adversely affect our business and financial results.
•
We may not be able to effectively operate our business if we cannot employ qualified personnel due to a tight labor market.
•
We are vulnerable to changes in economic, regulatory or other conditions in the Northeast.
•
Failure to succeed in new markets may have adverse consequences.
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
•
A pandemic, epidemic, or outbreak of a contagious disease may adversely affect our business and our tenants’ businesses
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
•
If any deficiencies or material weaknesses exist in our internal control over financial reporting, our financial statements may be adversely affected.
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

•
We would fail to qualify as a REIT if leases of our properties are not respected as true leases for federal income tax purposes.
•
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
•
The structure of our staggered Board of Directors may deter a change of control from which a stockholder could profit.
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

To maintain our status as a REIT and avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets to make distributions, in each case during unfavorable market conditions and which may result in our distributing amounts that would otherwise be used for our operations.

To maintain our status as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on operations, the acquisitions of properties and the service of our debt. It is possible that we could be required to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets in order to distribute enough of our taxable income to qualify or maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes. We cannot assure you that a sufficient amount of capital will be available to us on favorable terms, or at all, when needed for the foregoing purposes, which would materially and adversely affect our financial condition, results of operations, cash flows and ability to pay distributions.

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

Approximately 41% of our 2025 expected contractual rental income and 42% of our 2024 contractual rental income is derived from leases with the City of New York for five locations, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

Increased inflation, both real or anticipated, could adversely affect us by increasing costs of land, construction and renovation, as well as the costs of labor, goods, and services to our tenants. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In response to inflationary pressures, the U.S. Federal Reserve raised the benchmark federal funds rate in 2022 and 2023, which led to increases in interest rates in the credit markets. Although the Federal Reserve lowered the benchmark federal funds rate in September 2024 and November 2024, it may raise the federal funds rate in the future, which would likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business or financial results. While increases in most operating expenses at our properties can be passed on to our commercial tenants, some tenants have fixed reimbursement charges and expenses at these properties may not be able to be passed on to tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.

We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel.

Our success depends on our ability to continue to attract, retain, and motivate qualified personnel. Competition for such talent remains, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future. The U.S. labor market has experienced wage inflation, labor shortages, and an increased ability of employees in the workforce to work from home or in other remote work arrangements. Factors that may affect our ability to attract and retain key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel. Our inability to attract, retain, and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

All but four of our properties, as of the date of this report, are located in New York, New Jersey and Connecticut making us vulnerable to changes in economic, regulatory or other conditions in the Northeast that could have a material adverse effect on our results of operations.

All of our properties, as of the date of this report, are located in New York, New Jersey and Connecticut, except for one property located in Delaware, one property acquired in 2024 which is located in Florida, and two properties acquired in 2023 and 2025 which are located in North Carolina. This geographic concentration in the Northeast exposes us to greater risks than if we owned properties in multiple geographic regions. General economic conditions in the Northeast may significantly affect the occupancy and rental rates of our properties. Further, the economic condition of the region may also depend on a few industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the Northeast region could reduce demand for space, impact the credit-worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations, and our ability to meet our debt service requirements and make distributions to our stockholders.

Failure to succeed in new markets may have adverse consequences.

In 2023 and 2024, we acquired properties in North Carolina and Florida. As we expand our geographic portfolio, we may continue to acquire properties located in new markets, exposing us to risks associated with a lack of market knowledge or understanding of the local market. This includes the availability and identity of quality tenants, forging new business relationships in the area and unfamiliarity with local government requirements and procedures. Furthermore, the evaluation and negotiation of potential expansion into new markets may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our results of operations and ability to make distributions to stockholders.

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

When appropriate, we have in the past and may in the future structure the sale of a real property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, we may reinvest in additional properties proceeds from the sale, financing, refinancing, or other disposition or, secondarily, use such proceeds for capital improvements or maintenance and repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing, and refinancing proceeds is to increase the total value of real estate assets that we own, and the future cash flow derived from such assets to pay distributions to our stockholders.

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

From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases, result in the unavailability of financing. For example, the closures of Silicon Valley Bank ("SVB"), New York Signature Bank ("NYSB") and First Republic Bank ("FRB") and their placement into receivership with the Federal Deposit Insurance Corporation ("FDIC") created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC have taken measures to stabilize the financial system, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

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

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit, including previously at FRB. The FDIC was appointed receiver and took control of FRB on May 1, 2023, and JPMorgan Chase ("JPM") acquired most of the assets and all bank deposits of FRB on May 1, 2023. All deposits at FRB, whether insured or uninsured, are now managed by JPM. If other banks and financial institutions holding our cash balances enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

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

We rely extensively on our information technology networks and systems to access, as well as those of third parties, to process, transmit and store proprietary and confidential information. These networks and systems manage our business, and our business is at risk from and may be impacted by cybersecurity attacks, including but not limited to phishing schemes, system, network or internet failures, cyber-attacks, ransomware and other malware, social engineering, malicious activities or negligence on the part of employees or contractors, or other network or system disruptions. These could include attempts to gain unauthorized access to our data and computer systems. The risk of a cybersecurity attack, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased (including through the use of artificial intelligence).

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

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, inflation, supply chain disruptions, the conflict between Russia and Ukraine, recent events in the Middle East, rising interest rates, as well as the resulting governmental policies, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

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

A property that incurs a vacancy could be difficult to sell or re-lease, which could adversely affect our results of operations, cash flows, cash available for distribution, and the value of our securities.

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

The terms of our Program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. On March 6, 2025 the Company received its annual valuation as of December 31, 2024 for the calculation of NAV under the Program. Our Board of Directors approved an estimated per share NAV of our common stock of $29.30 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership), calculated as of December 31, 2024. The annual valuation resulted in an adjustment to the redemption price under the Program from $26.10 to $26.37 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2025, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.37 per share will be effective for the semi-annual period running from December 1, 2024 to May 31, 2025 and until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

In determining our most recent NAV per share, we relied upon a valuation of our properties as of December 31, 2024. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2024. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2024. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2024 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

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

If leases of our properties are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

Rents paid to us by third-party tenants and any taxable REIT subsidiary tenant that we may form or acquire in the future pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests applicable to REITs, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we could fail to qualify as a REIT.

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

Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings would be secured by mortgages on our properties. The Company’s current total secured indebtedness as of December 31, 2024 was $505.2 million. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. In addition, the foreclosure of certain of our properties may trigger additional liabilities for us, such as payments which may be required pursuant to the Tax Protection Agreement.

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

ITEM 2. PROPERTIES

The Company’s 50 properties as of December 31, 2024 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	79,443	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	162,444	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	67,927	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,435	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	127,797	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,516	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,140	21.1
4 Corporate Place, Piscataway, NJ	Industrial	151,641	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
25 Corporate Place, Piscataway, NJ	Office/Data Center	49,355	7.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	45,000	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Industrial	41,600	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,695	15.6
120 Old County Circle, Windsor Locks, CT	Industrial	83,200	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1
Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
North Carolina
1000 Exchange Street, Charlotte, NC (1)	Industrial	435,600	10.0
Florida
9111 Cheetos Circle, Fort Myers, FL	Industrial	104,120	10.5
Total		6,379,808	409.7
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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2024:

Year of Lease Expiration~~(1)~~	Number of Expiring Leases	Square Foot of Expiring Leases	2025 Contractual Rental Income Under Expiring Leases	Percent of 2025 Contractual Rental Income Represented by Expiring Leases
2025	2	64,386	$596,835	1%
2026	9	442,385	4,759,059	7%
2027	12	1,099,468	17,305,195	26%
2028	6	751,507	10,335,784	15%
2029	5	219,788	3,279,338	5%
2030	7	1,109,302	6,772,753	10%
2031	6	613,069	6,079,566	9%
2032	5	972,304	5,001,490	8%
2033	5	566,337	9,820,918	15%
2034	1	104,120	2,061,576	3%
2035 and after	1	47,101	685,571	1%
	59	5,989,767	$66,698,085	100%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2024:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2025 Contractual Rental Income	Percent of 2025 Contractual Rental Income
NYC, NY	Industrial	9	8	$27,886,998	42%
New York	Industrial/Retail	17	11	11,653,983	17%
Connecticut	Industrial	15	15	9,710,129	14%
New Jersey	Industrial/Office	15	13	11,824,280	18%
Delaware	Industrial	1	1	1,839,193	3%
North Carolina	Industrial	1	1	1,721,926	3%
Florida	Industrial	1	1	2,061,576	3%
Total		59	50	$66,698,085	100%

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

Real Property Used By the Company in Its Business

The real property used by us as of December 31, 2024, for the day-to-day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
Garden City, NY	Office	$29,446/ 1/31/2032	Executive Offices

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

Outstanding Common Stock and Holders

As of March 11, 2025, we had 13,345,980 shares issued and outstanding, held by 585 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 11, 2025, our Board of Directors declared a supplemental cash dividend of $0.85 per share of common stock, payable with respect to the year ended December 31, 2024, to common stockholders of record as of the close of business on March 31, 2025, payable on April 10, 2025. On March 11, 2025, our Board of Directors declared a cash dividend of $0.12 per share of common stock, payable with respect to the first quarter ended March 31, 2025, to stockholders of record as of the close of business on March 31, 2025, payable on April 17, 2025. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2024 and 2023:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2024	Regular	11/4/2024	1/10/2025	0.12

9/30/2024	Regular	8/6/2024	10/11/2024	0.12

6/30/2024	Regular	6/13/2024	7/12/2024	0.12

3/31/2024	Regular	3/12/2024	4/15/2024	0.12

3/31/2024	Supplemental	3/12/2024	4/12/2024	0.66

12/31/2023	Regular	11/7/2023	1/12/2024	0.10

9/30/2023	Regular	8/1/2023	10/16/2023	0.10

6/30/2023	Regular	6/8/2023	7/14/2023	0.10

3/31/2023	Regular	3/14/2023	4/17/2023	0.10

3/31/2023	Supplemental	3/14/2023	4/14/2023	0.33

We have determined for income tax purposes that the 2024 regular dividends were considered ordinary dividend distributions. The total distributions paid in 2024 were the result of cash flow from operations.

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

On March 6, 2025, the Company received its annual valuation as of December 31, 2024. The annual valuation resulted in an adjustment to the redemption price under the Program from $26.10 to $26.37 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2025, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.37 per share will be effective for the semi-annual period running from December 1, 2024 to May 31, 2025 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2024, we owned 50 properties, which are predominately industrial/warehouse locations leased on a net lease basis. The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 16.80% as of December 31, 2024. As a result of this acquisition, the Company's then existing 7 properties, the subsequent acquisition of 20 properties and the sale of 2 properties from 2014 through 2024, the Company beneficially owns an 83.20% interest in a total of 50 properties consisting of approximately 6.4 million square feet of primarily industrial properties on approximately 410 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida as of December 31, 2024.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no impairment charges relating to its remaining long-lived assets during the years ended December 31, 2024 and December 31, 2023, respectively.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2024 as compared with Year Ended December 31, 2023

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	Amount	Percent
Revenues:
Rental income	$78,750	$75,273	$3,477	5%
Total revenues	78,750	75,273	3,477	5%
Operating Expenses:
Property operating expenses	15,410	15,489	(79)	-1%
General and administrative	16,549	11,795	4,754	40%
Depreciation and amortization	13,833	13,794	39	0%
Total operating expenses	45,792	41,078	4,714	11%
Operating income	32,958	34,195	(1,237)	-4%
Interest expense	(26,560)	(24,570)	(1,990)	8%
Equity in earnings of unconsolidated affiliate	221	189	32	17%
Other income, net	1,980	1,450	530	37%
Net income	8,599	11,264	(2,665)	-24%
Less: Net income attributable to noncontrolling interest	1,333	1,779	(446)	-25%
Net income attributable to common stockholders	$7,266	$9,485	$(2,219)	-23%

Revenues

Total revenues increased $3.5 million, or 5%, to $78.8 million for the year ended December 31, 2024 from $75.3 million for the year ended December 31, 2023. This increase is primarily attributable to increased rental income attributable to higher rental rates in 2024 compared to 2023.

Operating Expenses

Operating expenses increased $4.7 million, or 11%, to $45.8 million for the year ended December 31, 2024 from $41.1 million for the year ended December 31, 2023 primarily due to higher general and administrative expenses. The increase in general and administrative expenses is primarily attributable to higher executive compensation due to the achievement of certain Company financial goals, stock compensation and professional fees in 2024 compared to 2023.

Interest Expense

Interest expense increased $2.0 million, or 8%, to $26.6 million for the year ended December 31, 2024 from $24.6 million for the year ended December 31, 2023. The increase is primarily due to a higher average mortgage principal balance in 2024 compared to 2023.

Other Income, Net

Other income of $2.0 million for 2024 was primarily attributable to interest income.

Other income of $1.5 million for 2023 was primarily attributable to a legal settlement with a former tenant and interest income.

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

In addition, on March 15, 2024, certain subsidiaries of the Operating Partnership refinanced the outstanding debt of certain properties by entering into a new loan agreement (the "Loan Agreement") with American General Life Insurance Company. The Loan Agreement provides for a secured loan in the aggregate principal amount of $125.0 million. The Company used a portion of the proceeds to pay off $90.0 million of indebtedness that was outstanding under its senior secured credit facility with Key Bank, consisting of $40.0 million under the revolving line of credit facility and $50.0 million under the term loan facility

Our available liquidity at December 31, 2024 was approximately $51.0 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of December 31, 2024, the Company had $18.4 million outstanding borrowings under its revolving line of credit facility with Key Bank.

We expect to meet substantially all of our operating cash requirements, dividend payments required to maintain our REIT status and an estimated $2.6 million of 2025 principal mortgage debt amortization from cash flows from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. There is a maturity of mortgage principal with Allstate Life Insurance Company of $33.7 million in 2025. We expect to pay this maturing debt with any remaining cash flow from operations, our available cash and cash equivalents, or additional borrowings. Additionally, in the normal course of our business, we may sell properties or interests in properties when we determine that it is in our best interests, which also generates additional liquidity. As it relates to the maturing debt in 2028, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based upon market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Net Cash Flows

Year Ended December 31, 2024 vs. Year Ended December 31, 2023

Operating Activities

Net cash provided by operating activities was $26.3 million for the year ended December 31, 2024 compared to $25.7 million for the year ended December 31, 2023. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $26.5 million, (ii) an increase in other liabilities $1.2 million primarily due to increased prepaid rent, (iii) an increase in accounts payable and accrued expenses of $0.4 million and (iv) distributions from unconsolidated affiliate of $0.2 million, partially offset by (v) an increase in other assets of $2.0 million primarily due to increased deferred leasing costs.

Net cash provided by operating activities was $25.7 million for the year ended December 31, 2023. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $27.1 million, (ii) an increase in other liabilities of approximately $1.1 million primarily due to increased prepaid rent and (iii) distributions from unconsolidated affiliate of $0.2 million, partially offset by (iv) an increase in other assets of $0.8 million primarily due to increased deferred leasing costs and (v) a decrease in accounts payable and accrued expenses of $1.9 million due to decreased lease incentives payable, tenant improvements payable and distributions payable to non-controlling interests.

Investing Activities

Net cash used in investing activities was $37.9 million for the year ended December 31, 2024. Cash used in investing activities resulted from (i) the acquisition of one property for $35.6 million, (ii) property improvements of $2.0 million and (iii) deposits for one property acquisition of $0.4 million, partially offset by (iv) return of capital from unconsolidated affiliate of $0.1 million.

Net cash used in investing activities was $31.4 million for the year ended December 31, 2023. Cash used in investing activities resulted from (i) the acquisition of one property for $29.0 million and (ii) property improvements of $2.4 million.

Financing Activities

Net cash provided by financing activities was $11.8 million for the year ended December 31, 2024. Cash provided by financing activities resulted from (i) proceeds of mortgage loan payable of $125.0 million with American General Life Insurance Company, partially offset by (ii) the repayment of the Company’s outstanding term loan payable of $50.0 million with Key Bank, (iii) the repayment of the Company’s mortgage loan payable with People’s United Bank of $14.4 million, (iv) the repayment, net of borrowing, of the Company’s revolving line of credit facility with Key Bank of $21.6 million, (v) the payment of mortgage principal of approximately $3.0 million, (vi) the payment of the Company’s fourth quarter 2023 dividend, 2023 supplemental dividend and 2024 quarterly dividends totaling $14.9 million, (vii) distributions to non-controlling interests of $3.0 million, (viii) repurchases of the Company’s common stock of $2.7 million and (ix) financing costs of $3.6 million for mortgage note payable with American General Life Insurance Company.

Net cash used in financing activities was approximately $25.4 million for the year ended December 31, 2023. Cash used in financing activities resulted from (i) the purchase of limited partnership interest in operating partnership of $32.2 million, (ii) the payment of mortgage principal of $1.8 million, (iii) the payment of the Company’s fourth quarter 2022 dividend, 2022 supplemental dividend and 2023 quarterly dividends totaling $9.7 million, (iv) distributions to non-controlling interests of $4.1 million, (v) repurchases of the Company’s common stock of $2.1 million and (vi) financing costs for mortgage note payable of $0.5 million relating to refinancing transaction with Transamerica Life Insurance Company, partially offset by (vii) proceeds of mortgage notes payable of $25.0 million from refinancing with Transamerica Life Insurance Company.

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

The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2024 and 2023 (All amounts are net of noncontrolling interest).

The reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO (in thousands):

	2024	2023
Net income attributable to common stockholders	$7,266	$9,485
Add NAREIT defined adjustments:
Real estate depreciation	8,795	8,819
Amortization of in-place leases and deferred leasing costs	2,844	2,800
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	18,905	21,104
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(107)	(901)
Amortization of other intangible assets	(66)	(189)
Amortization of financing costs	1,789	1,303
Stock compensation expense	1,911	1,594
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$22,432	$22,911

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

Fort. Myers, Florida

On December 23, 2024, the Company (through its Operating Partnership) acquired for cash a property located at 9111 Cheetos Circle, Fort Myers, Florida, consisting of approximately 10.5 acres of land and a 104,120 square foot building for $35.0 million, exclusive of closing costs. The property is leased to Frito-Lay (a wholly owned subsidiary of Pepsico) pursuant to a 10-year lease agreement expiring on December 31, 2034.

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

Environmental Matters

As of December 31, 2024, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no accrued liability needed for these on-going activities on the accompanying consolidated balance sheets.

Inflation

Inflation has recently increased substantially in the United States. In response, the Federal Reserve increased interest rates throughout 2023, and, although the Federal Reserve lowered interest rates in September 2024 and November 2024, it may raise interest rates in the future. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into the First Amendment which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,”, (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. The Term Loan facility of $50 million was paid in full on March 15, 2024. As of December 31, 2024, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $184,000 annually if SOFR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc.

Garden City, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

New York, New York

March 20, 2025

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(amounts in thousands, except share and per share data)

	2024	2023
ASSETS
Real estate, at cost:
Land	$230,457	$223,308
Buildings and improvements	340,367	312,275
Total real estate, at cost	570,824	535,583
Less: accumulated depreciation and amortization	(114,526)	(104,163)
Net real estate held for investment	456,298	431,420
Cash and cash equivalents	29,380	27,913
Restricted cash	143	1,400
Rental income in excess of amount billed	16,227	16,123
Acquired lease intangible assets, net	5,707	5,836
Investment in unconsolidated affiliate	3,699	3,753
Right-of-use asset – operating lease, net	2,285	2,555
Other assets	19,060	18,237
Total assets	$532,799	$507,237
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$475,172	$369,423
Term loan payable, net	—	49,783
Secured revolving credit facility	18,400	40,000
Accounts payable and accrued expenses	5,800	5,234
Dividends payable	1,601	1,333
Acquired lease intangible liabilities, net	534	1,079
Right-of-use liability – operating lease	2,486	2,739
Other liabilities	7,241	6,032
Total liabilities	511,234	475,623
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,980 and 13,326,965 shares issued and outstanding at December 31, 2024 and December 31,2023, respectively	1	1
Additional paid-in capital	131,857	132,217
Distributions in excess of net income	(115,264)	(107,330)
Total stockholders’ equity	16,594	24,888
Noncontrolling interest	4,971	6,726
Total equity	21,565	31,614
Total liabilities and equity	$532,799	$507,237

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

(amounts in thousands, except share and per share data)

	2024	2023
Revenues:
Rental income	$78,750	$75,273
Total revenues	78,750	75,273
Operating Expenses:
Property operating expenses	15,410	15,489
General and administrative	16,549	11,795
Depreciation and amortization	13,833	13,794
Total operating expenses	45,792	41,078
Operating income	32,958	34,195
Interest expense	(26,560)	(24,570)
Equity in earnings of unconsolidated affiliate	221	189
Other income, net	1,980	1,450
Net income	8,599	11,264
Less: Net income attributable to noncontrolling interest	1,333	1,779
Net income attributable to common stockholders	$7,266	$9,485
Net income per common share attributable to common stockholders – basic earnings per share	$0.54	$0.71
Net income per common share attributable to common stockholders – diluted earnings per share	$0.54	$0.70
Weighted average common shares outstanding – basic	13,336,879	13,331,273
Weighted average common shares outstanding – diluted	13,521,767	13,516,162

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2024 and 2023

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2023	—	13,333,757	$1	$141,812	$(107,082)	$34,731	$31,420	$66,151
Common stock dividends	—	—	—	—	(9,733)	(9,733)	—	(9,733)
Repurchases — common stock	—	(101,955)	—	(2,067)	—	(2,067)	—	(2,067)
Purchases — LP interests	—	—	—	(32,214)	—	(32,214)	—	(32,214)
Stock-based compensation	—	95,163	—	1,914	—	1,914	—	1,914
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,701)	(3,701)
Net income	—	—	—	—	9,485	9,485	1,779	11,264
Reallocation of equity	—	—	—	22,772		22,772	(22,772)	—
Balance at December 31, 2023	—	13,326,965	1	132,217	(107,330)	24,888	6,726	31,614
Common stock dividends	—	—	—	—	(15,200)	(15,200)	—	(15,200)
Repurchases — common stock	—	(107,425)	—	(2,693)	—	(2,693)	—	(2,693)
Stock-based compensation	—	126,440	—	2,297	—	2,297	—	2,297
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,052)	(3,052)
Net income	—	—	—	—	7,266	7,266	1,333	8,599
Reallocation of equity	—	—	—	36	—	36	(36)	—
Balance at December 31, 2024	—	13,345,980	$1	$131,857	$(115,264)	$16,594	$4,971	$21,565

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(amounts in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,599	$11,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,445	10,461
Amortization of intangible assets and deferred charges	5,455	4,664
Stock-based compensation	2,297	1,914
Non-cash lease expense	17	27
Rental income in excess of amount billed	(120)	(1,065)
Income from equity investment in unconsolidated affiliate	(221)	(189)
Distributions from unconsolidated affiliate	221	242
Changes in operating assets and liabilities:
Other assets	(1,948)	(794)
Accounts payable and accrued expenses	382	(1,861)
Other liabilities	1,164	1,049
Net cash provided by operating activities	26,291	25,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,996)	(2,438)
Cash paid for property acquisition	(35,554)	(29,007)
Deposits for property acquisition	(380)	—
Return of capital from unconsolidated affiliate	54	8
Net cash used in investing activities	(37,876)	(31,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	125,000	25,000
Financing costs from mortgage notes payable	(3,624)	(535)
Payment of mortgage notes payable at maturity	(14,421)	—
Payment of term loan payable	(50,000)	—
Proceeds from revolving credit facility	18,400
Payment of revolving credit facility	(40,000)	—
Payment of mortgage principal	(2,944)	(1,792)
Purchase of limited partnership interest	—	(32,214)
Repurchases of common stock	(2,693)	(2,067)
Cash distributions to noncontrolling interests	(2,991)	(4,111)
Cash dividends paid	(14,932)	(9,733)
Net cash provided by (used in) financing activities	11,795	(25,452)
Net increase (decrease) in cash, cash equivalents and restricted cash	210	(31,177)
Cash and cash equivalents including restricted cash of $1,400 and $986, respectively, at the beginning of year	29,313	60,490
Cash and cash equivalents including restricted cash of $143 and $1,400, respectively, at the end of year	$29,523	$29,313
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$24,138	$22,912
Non-cash expenditures for real estate	$247	$63
Right-of-use asset and liability	$2,486	$2,739

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.80%. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 20 properties and the sale of 2 properties from 2014 through 2024, the Company owned an 83.20% interest in a total of 50 properties consisting of approximately 6.4 million square feet of primarily industrial properties on approximately 410 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida as of December 31, 2024. At December 31, 2024, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock and approximately 1.2 million shares of the Company’s Series B preferred stock.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of December 31, 2024, or December 31, 2023.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.4 million and $0.6 million for the years ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, approximately $0.7 million and $5.0 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2023, approximately $0.8 million and $5.0 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2024, and 2023, $0.5 million and $1.1 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase (decrease) to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2024, over the next five years and thereafter (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
2025	$63	$1,037
2026	(13)	907
2027	4	673
2028	4	549
2029	(46)	481
Thereafter	(171)	1,367
	$(159)	$5,014

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.2 million from this investment for each of the years ended December 31, 2024 and 2023.

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

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2024 were $15.9 million and $8.6 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2024 were $1.8 million and $1.4 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2023 were $16.5 million and $9.0 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2023 were $1.8 million and $1.4 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets for the years ended December 31, 2024 and 2023.

Reportable Segments:

The Company manages its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting and operating segment. Our primary activities include acquiring, leasing and managing industrial properties across various geographic markets within the United States. We manage our operations on a consolidated basis to assess performance and make strategic operating decisions. Although we have target markets, we do not operate individual markets independently from our overall portfolio nor do we distinguish our business or group our operations on a geographical basis for purposes of assessing overall performance. Our Chief Operating Decision Maker (“CODM”) is a joint team of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

The CODM uses consolidated net income as the primary measure to assess overall company performance and to allocate resources. Consolidated net income is presented in our Consolidated Financial Statements and provides a comprehensive view of the Company’s financial performance, including both property and non-property financial results. The CODM reviews significant expenses associated with the Company’s single operating segment, including property-related and corporate-level expenses, which are presented in the consolidated statements of operations.

The CODM also assesses the performance of the segment based upon funds from operations (“FFO”) and net operating income (“NOI”). FFO is calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts. FFO represents GAAP net income (loss), excluding gains (or losses) from sales of property, excluding impairment write-downs of depreciated property, plus real estate-related depreciation and amortization. NOI is defined as rental income, which includes billings for common area maintenance, real estate taxes and insurance, less property operating expenses, real estate tax expense and insurance expense.

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index, subject to certain maximums and minimums. For the year ended December 31, 2024, the Company determined that collectability of one former tenant's outstanding lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.1 million and placed the tenant on the cash basis as of March 31, 2024. In addition, the Company received $0.6 million in February 2024 in full settlement of amounts due from a previous tenant that was placed on the cash basis during 2023.

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

Tenant receivables at December 31, 2024 and 2023 were $1.2 million and $0.5 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

The following table presents additional disclosures regarding the Company’s rental income for the twelve months ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Fixed lease revenue	$65,066	$62,415
Variable lease revenue	13,684	12,858
Total lease revenue	$78,750	$75,273

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to $2.8 million and $3.2 million as of December 31, 2024 and December 31, 2023 respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of $3.1 million, as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease on December 31, 2024, over the next five years and thereafter (in thousands):

2025	$363
2026	374
2027	385
2028	397
2029	409
Thereafter	890
Total future minimum lease payments	2,818
Less imputed interest	332
Total right-of-use liability – operating lease	$2,486

The following table presents additional disclosures regarding the Company’s office leases for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Operating lease costs	$352	$340
Variable lease costs	19	33
Total lease costs	$371	$373

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share. Stock option awards were included in the computation of diluted earnings per share in 2024 and 2023 because the option awards were dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2024, and 2023, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2024, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Rental income of $9.5 million, derived from five leases with the City of New York, represented 12% of the Company’s total rental income for the year ended December 31, 2024. Rental income of $9.5 million, derived from five leases with the City of New York, represented 13% of the Company’s total rental income for the year ended December 31, 2023.

Rental income of $11.6 million, derived from six leases with Federal Express, represented 15% of the Company’s total rental income for the year ended December 31, 2024. Rental income of $10.9 million, derived from six leases with Federal Express, represented 15% of the Company’s total rental income for the year ended December 31, 2023.

Rental income of $7.7 million, derived from one lease with Avis Rent-A-Car Systems, Inc.(“Avis”), represented 10% of the Company’s total rental income for the year ended December 31, 2024. Rental income of $7.7 million, derived from one lease with Avis, represented 10% of the Company’s total rental income for the year ended December 31, 2023.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which amends disclosure requirements about a public company’s reportable segments and addresses requests from investors for additionally detailed information about a reportable segment’s expenses. A public entity should apply the amendments provided by ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the amendment during the year ended December 31, 2024 and it did not have a material impact to the consolidated financial statements.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Balance at beginning of year	$535,583	$508,170
Property acquisitions	33,061	25,563
Improvements	2,180	1,850
Balance at end of year	$570,824	$535,583

The changes in accumulated depreciation and amortization related to real estate held for investment, for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Balance at beginning of year	$104,163	$93,785
Depreciation and amortization for year	10,363	10,378
Balance at end of year	$114,526	$104,163

Charlotte, North Carolina

On January 18, 2023, the Company (through its Operating Partnership) acquired for cash a 435,600 square-foot parcel of land and land improvements located in Charlotte, North Carolina for $28.7 million, exclusive of closing costs, which is subject to a 10-year lease to FedEx Ground expiring on July 31, 2032.

Fort Myers, Florida

On December 23, 2024, the Company (through its Operating Partnership) acquired for cash a property located at 9111 Cheetos Circle, Fort Myers, Florida, consisting of approximately 10.5 acres of land and a 104,120 square foot building for $35.0 million, exclusive of closing costs. The property is leased to Frito-Lay (a wholly owned subsidiary of Pepsico) pursuant to a 10-year lease agreement expiring on December 31, 2034.

Purchase Price Allocations:

The purchase price of the above acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the date of acquisition.

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during 2024 and 2023 (in thousands):

	2024	2023
Land	$5,437	$17,383
Land Improvements	—	8,029
Building and Improvements	27,625	—
Acquired lease intangibles assets	1,089	2,655
Other assets	1,403	940
Total consideration	$35,554	$29,007

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2024	December 31, 2023	Maturity
People’s United Bank	4.18%	$—	$14,710	10/15/2024
Allstate Life Insurance Company	4.00%	33,945	34,808	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	32,059	32,632	4/1/2028
Transamerica Life Insurance Company	3.45%	7,809	8,037	4/1/2030
American General Life Insurance Company	6.12%	124,009	—	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
	Subtotal	486,822	379,187
	Unamortized loan costs	(11,650)	(9,764)
	Total	$475,172	$369,423

Amortization of deferred mortgage loan costs was $1.7 million and $1.3 million for the years ended December 31, 2024 and December 31, 2023, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

People’s United Bank Loan Agreement:

In connection with the acquisition in 2014 of an 84,000 square foot parking lot in Long Island City, Queens, NY, a wholly owned subsidiary of the Operating Partnership entered into a mortgage loan agreement with People’s United Bank in the aggregate amount of $15.5 million. The loan had a ten-year term and bore interest at 4.18%. Payments for the first seven years were interest only. Payments over the remaining three years of the term were based on a 25-year amortization schedule, with a balloon payment of $14.4 million due at maturity. On October 15, 2024, the Company paid the outstanding mortgage indebtedness to People's United Bank in the amount of $14.4 million.

Allstate Life Insurance Company Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provides a secured facility with a 10-year term loan. During the first three years of the term of the loan, it required interest only payments at the rate of 4% per annum. Following this period until the loan matures on April 1, 2025, payments will be based on a 30-year amortization schedule with a balloon payment of $33.7 million due at maturity. We expect to pay this maturing debt with any remaining cash flow from operations, our available cash and cash equivalents, or additional borrowings. The Company has agreed to terms for a 30-day extension agreement for the Allstate Loan, is actively engaged in negotiations and expects to complete the extension agreement prior to the maturity of the debt.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2024, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2025	$36,341
2026	2,641
2027	3,019
2028	71,697
2029	2,656
Thereafter	370,468
Total	$486,822

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

On March 15, 2024, the outstanding balances of $50.0 million under the Term Loan and $40.0 million under the Revolver were both paid in full. On December 13, 2024, in connection with the purchase of the property in Fort Myers, the Company used $18.4 million of proceeds available under the Revolver.

There were no outstanding borrowings under the Term Loan as of December 31, 2024 as the Term Loan was paid in full on March 15, 2024. Outstanding borrowings under the Term Loan were $50.0 million as of December 31, 2023 which were a SOFR rate borrowing. The interest rate on the Term Loan as of December 31, 2023 was 7.76%. Unamortized loan costs for the Term Loan were $0.2 million as of December 31, 2023 and are included in term loan payable, net in the accompanying consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $18.4 million as of December 31, 2024. Outstanding borrowings under the Revolver with Key Bank were $40.0 million as of December 31, 2023. The interest rate on the Revolver as of December 31, 2024 was 6.94%. Unamortized loan costs for the Revolver were $0.1 million and $0.3 million as of December 31, 2024 and December 31, 2023, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.2 million for the both the years ended December 31, 2024 and December 31, 2023. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2024, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2024 and December 31, 2023.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2024, and 2023, the Company had a total of 13,345,980 and 13,326,965 shares of common stock issued and outstanding, respectively.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2024 and 2023:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 14, 2023	March 31, 2023	April 14, 2023	$0.33	(1)
March 14, 2023	March 31, 2023	April 17, 2023	$0.10
June 8, 2023	June 30, 2023	July 14, 2023	$0.10
August 1, 2023	September 30, 2023	October 16, 2023	$0.10
November 7, 2023	December 31, 2023	January 12, 2024	$0.10
March 12, 2024	March 31, 2024	April 12, 2024	$0.66	(2)
March 12, 2024	March 31, 2024	April 15, 2024	$0.12
June 13, 2024	June 30, 2024	July 12, 2024	$0.12
August 6, 2024	September 30, 2024	October 11, 2024	$0.12
November 4, 2024	December 31, 2024	January 10, 2025	$0.12

(1)
Represents a supplemental 2022 dividend.
(2)
Represents a supplemental 2023 dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017. The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of December 31, 2024, the Company had 904,451 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. There was $0.4 million of stock compensation expense relating to these options for both the years ended December 31, 2024 and December 31, 2023.

The Board of Directors has determined the value of a share of common stock at December 31, 2024 to be $21.75 based on a valuation completed with the assistance of an independent third party for purposes of valuing shares of the Company’s common stock pursuant to the 2017 Plan.

For the years ended December 31, 2024 and 2023, the Company’s total stock-based compensation in the statement of equity was approximately $2,297,000 and $1,914,000, respectively. As of December 31, 2024, there was approximately $3,353,000 of unamortized stock compensation related to restricted stock. The cost is expected to be recognized over a weighted average period of 2.3 years.

At December 31, 2024, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,107,539 shares of restricted stock were outstanding, 921,572 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2023	161,945	$14.91
New shares issued through December 31, 2024	126,440	22.50
Vested	(102,418)	19.64
Non-vested shares outstanding as of December 31, 2024	185,967	$18.03

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of December 31, 2024:

Number of Shares
2025	59,429
2026	42,995
2027	31,100
2028	21,875
2029	14,461
2030	8,760
Thereafter	7,347
Total Non-vested Shares	185,967

7. EARNINGS PER SHARE:

Basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS reflects the potential dilution that could occur if option contracts were exercised and converted into common stock. There were 184,889 common share equivalents related to stock options in both the twelve months ended December 31, 2024 and 2023. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	2024	2023
Numerator:
Net income attributable to common stockholders	$7,266	$9,485
Denominator:
Weighted average common shares outstanding – basic	13,336,879	13,331,273
Weighted average common shares outstanding – diluted	13,521,767	13,516,162
Basic and Diluted Per Share Information:
Net income per share – basic	$0.54	$0.71
Net income per share – diluted	$0.54	$0.70

8. RELATED PARTY TRANSACTIONS:

Green Holland Management LLC:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold interests in a real estate brokerage firm, Green Holland Management LLC ("GHM"). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions. In December 2024, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $349,800 of brokerage commissions paid to GHM.

The Rochlin Organization:

Paul Cooper and Louis Sheinker each held minority ownership interests in a real estate brokerage firm, The Rochlin Organization ("Rochlin”) through their ownership of GHM. Paul Cooper and Louis Sheinker did not engage in management activities for Rochlin. In November 2023, GHM sold its interest in Rochlin to Adam Rochlin and The Rochlin Organization.

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

Environmental Matters:

As of December 31, 2024, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

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

	December 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$29,380	$29,380	$27,913	$27,913
Restricted cash	143	143	1,400	1,400
Rent and other receivables	1,285	1,285	569	569
Financial liabilities:
Dividends payable	$1,601	$1,601	$1,333	$1,333
Accounts payable and accrued expenses	5,800	5,800	5,234	5,234
Secured revolving credit facility	18,400	18,400	40,000	40,000
Term loan payable	—	—	50,000	50,000
Mortgage notes payable	486,822	455,082	379,187	345,009

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2024 and 2023 were approximately $66,000 and $65,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the years ended December 31, 2024 and 2023 were approximately $91,000 and $80,000, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net income	$8,599	$11,264
GAAP net (income) of taxable subsidiaries	(666)	(605)
GAAP net income from REIT operations	7,933	10,659
Operating expense book deductions greater than tax	8,258	4,099
Book depreciation in excess of tax depreciation	4,714	4,872
GAAP amortization of intangibles in excess of tax amortization	674	821
Straight-line rent adjustments	(112)	(1,054)
(Income) allocable to noncontrolling interest	(3,600)	(5,226)
Estimated taxable income	$17,867	$14,171

We have determined for income tax purposes that the 2024 and 2023 regular dividends were considered ordinary dividend distributions. The total distributions paid in both 2024 and 2023 were the result of cash flows from operations.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2024 and 2023. The TRS entities have approximately $17.4 million of net operating loss carry-forwards at December 31, 2024, which begin to expire in 2027. The Company has recorded a full valuation allowance against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2024, under operating leases for the next five years and thereafter are as follows (in thousands):

2025	$66,698
2026	67,954
2027	51,305
2028	43,971
2029	35,508
Thereafter	88,672
Total	$354,108

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SUBSEQUENT EVENTS

Mortgage Refinance

On February 27, 2025, the Company executed a loan application with John Hancock Life Insurance Company for a $25,000,000 loan. The loan will be a 10-year interest only loan at an interest rate of 5.65% and the closing date of the loan is expected to be on or before April 28, 2025. The proceeds of the loan will be used in connection with the maturity of the Company’s mortgage loan with Allstate Life Insurance Company.

Distributions

On March 11, 2025, our Board of Directors declared a supplemental cash dividend of $0.85 per share of common stock, payable with respect to the year ended December 31, 2024, to stockholders of record as of the close of business on March 31, 2025, payable on April 10, 2025. On March 11, 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the first quarter ended March 31, 2025, to stockholders of record as of the close of business on March 31, 2025, payable on April 17, 2025.

Purchase Of Real Estate

On January 29, 2025, the Company (through its Operating Partnership) acquired for cash a 5.36 acre lot in Charlotte, North Carolina for $3.9 million, exclusive of closing costs. The property is currently leased to Excel Inc. (d/b/a DHL Supply Chain) pursuant to a lease expiring on December 31, 2025.

Sale Of Real Estate

On January 23, 2025, the Company (through its Operating Partnership) entered into a purchase and sale agreement for the sale of a property located at 25 Corporate Place, Piscataway, New Jersey for $16.0 million. There are conditions precedent to closing and the purchaser has the right to cancel the agreement in its sole discretion for any reason or for no reason by giving written notice of such election on or before March 24, 2025, which election can be extended by purchaser for an additional thirty (30) days upon timely notice to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 11, 2025:

Name	Age	Position
Paul Cooper	64	Chairman of the Board, CEO and Class II Director
Louis Sheinker	63	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	69	Chief Financial Officer and Treasurer
Douglas Cooper	78	Class I Director
Stanley Perla	81	Class II Director
Donald Schaeffer	74	Class III Director
David Jang	64	Class I Director
Brandon Konigsberg	54	Class III Director
James Oswald	61	Class III Director

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

Donald Schaeffer has been a director of the Company since June 2006. Mr. Schaeffer has extensive accounting and legal experience in real estate and tax. In 1982, he joined the accounting firm, Kandel Schaeffer, in which he eventually became an officer and owner. Through successor accounting firms, he became co-owner and President of Schaeffer & Sam, P.C., which he has practiced with for over 20 years. Mr. Schaeffer brings his legal and accounting experience to the Board. He graduated from the Wharton School, University of Pennsylvania, in 1972 and Columbia University School of Law in 1975. He is a licensed Certified Public Accountant in the State of New York. Mr. Schaeffer is deemed an independent director.

David Jang has been a director of the Company since October 2018. Mr. Jang has served as the Managing Partner/CEO at Deep Blue Investment Advisors, an institutional investment advisory firm, since August 2018. Previously, Mr. Jang served as a Partner of Client Advisory Services & Business Development at Water Walker Investments from August 2015 to August 2018. From August 2012 to August 2015, he served as Senior Vice President of Client Advisory Services at Davidson Fixed Income Management. Between May 2009 and August 2012, he was the Senior Managing Consultant of The PFM Group. Previously, Mr. Jang was the Vice President of Fixed Income Institutional Sales for Multi-Bank Securities, Inc. Mr. Jang also served as a director for the Company from June 2006 to December 2010 and has served various other treasury functions at large, multi-national institutions and is a Certified Treasury Professional. He graduated from the Wharton School at the University of Pennsylvania. Mr. Jang is deemed an independent director.

Brandon Konigsberg has been a director of the Company since October 2019. Mr. Konigsberg has served as Managing Director of Scotiabank, a Canadian multinational banking and financial services company, since November 2024. From 1996 through 2020, Mr. Konigsberg was an executive of JPMorgan Chase & Co., a global financial services firm, where he held leadership roles in Finance and Treasury, serving as a CFO and COO for the Chief Investment Office, JPMorgan Securities Wealth Management Business, Corporate Treasury and Human Resources. Mr. Konigsberg also led management of the company’s global balance sheet, liquidity and interest rate risks. Prior to joining JP Morgan Chase & Co., Mr. Konigsberg was an auditor at Goldstein, Golub and Kessler, PC. Mr. Konigsberg has served on the board of Chicago Atlantic Real Estate Finance, Inc. since 2021, and he is the founder and managing partner of Kobra Group, LLC, an executive and board level advisory and consulting firm, where he has provided advisory and CFO services since December 2020. Mr. Konigsberg served as an interim CFO for Fynn, a fintech lending platform, from June 2021 to September 2022 and Exos, a lender specializing in SBA 7(a) loans, from June 2023 to September 2023. He previously served on the board of Flora Growth Corp. from September 2022 to June 2023. He brings to the Board his broad experience driving financial and operational strategy, management and discipline. He received a Bachelor of Arts in Accounting from the University of Albany and a Master’s degree in Business Administration from New York University Stern School of Business. Mr. Konigsberg is deemed an independent director.

James Oswald has been a director of the Company since February 2024. Mr. Oswald is an attorney and certified public accountant with an LLM in taxation from New York University School of Law. Mr. Oswald’s 35 plus year career includes time spent as Senior Real Estate Partner at Deloitte, a public accounting firm, from 2018 to 2023. During this time, he served as Deloitte’s NY Real Estate Tax Leader and Real Estate Catalyst Partner. Prior to joining Deloitte, Mr. Oswald was a Senior Partner in real estate tax at PricewaterhouseCoopers, a public accounting firm, from March 2010 to March 2018. Mr. Oswald served as the lead client service partner and/or lead tax partner for some of the largest real estate clients at each firm, focusing predominantly on REITs and real estate funds. He is a member of the Executive Committee of the Board of Advisors at Baruch College’s Zicklin School of Business Department of Real Estate. He previously served as an Adjunct Professor at the graduate school level at NYU Schack Institute of Real Estate. Additionally, Mr. Oswald was elected membership in the Counselors of Real Estate and has been an active member of the National Association of Real Estate Investment Trusts, Urban Land Institute, and Real Estate Board of New York. He graduated from City University of New York-Baruch College in 1986 and Brooklyn Law School in 1989. Mr. Oswald is deemed an independent director.

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

Our Board currently consists of eight directors: Paul Cooper, Louis Sheinker, Douglas Cooper, Stanley Perla, Donald Schaeffer, David Jang, Brandon Konigsberg and James Oswald. Directors are elected at each annual meeting of stockholders. We have a staggered Board. Class I directors, which are Messrs. D. Cooper and Jang, have a term expiring at the annual stockholders meeting in 2025 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2026 or until their successors are elected and qualified. Class III directors, Messrs. Konigsberg, Schaeffer and Oswald, have a term expiring at the annual stockholders meeting in 2027 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held six meetings during 2024. Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2024 annual meeting of stockholders, all members of the Board attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow each quarterly meeting of the Board.

The membership and responsibilities of our committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our Bylaws, each committee’s charter, specific directions of the Board, and certain mandated regulatory requirements. A copy of the charters of the Audit and Compensation Committees, the Amended and Restated Code of Business Conduct and Ethics, and the Insider Trading Policy are available to any person without charge upon written request to our corporate address to the attention of the Secretary.

Committees of the Board of Directors

Audit Committee

We have an Audit Committee comprised of four members, Messrs. Perla, Schaeffer, Konigsberg and Oswald, all of whom are independent directors under NASDAQ stock market standards. Mr. Perla is designated as Chairman; he also serves as the “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee is to assist the Board in its general oversight of our financial reporting, internal controls and audit functions. The Audit Committee has adopted a charter which details the principal functions of the Audit Committee. In general, the Audit Committee selects and appoints the Company’s independent registered public accounting firm and the Audit Committee’s responsibilities include overseeing:

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

During the year ended December 31, 2024, the Audit Committee held four meetings.

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

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for each of the years ended December 31, 2024 and December 31, 2023, was approximately $47,000 and $30,000, respectively.

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

During the year ended December 31, 2024, the Compensation Committee held two meetings. On May 22, 2024, the Compensation Committee held a meeting during which it discussed, in consultation with G&M, the Adjusted Funds From Operations benchmarks and 2024 bonuses. On May 30, 2024, the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation. The Compensation Committee decided to keep compensation for the directors unchanged.

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

Insider Trading Policy

We maintain an insider trading policy (“Insider Trading Policy”) governing the purchase, sale and other dispositions of our securities by our directors, officers, and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Insider Trading Policy prohibits trading while in possession of material nonpublic information. It also provides for “black-out periods” during which certain individuals are prohibited from transacting in our securities, as well as pre-clearance procedures for certain individuals before engaging in certain transactions. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2024 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2024	$750,000	$3,030,000	$1,069,988	$—	$143,100	(1)(2)(3)	$4,993,088
	2023	$750,000	$1,300,000	$499,992	$—	$127,005	(1)(2)(3)	$2,676,997
Louis Sheinker, President, Chief Operating Officer and Secretary	2024	$750,000	$3,030,000	$1,069,988	$—	$174,202	(1)(2)(3)	$5,024,190
	2023	$750,000	$1,300,000	$499,992	$—	$149,389	(1)(2)(3)	$2,699,381
Stuart Blau, Chief Financial Officer and Treasurer	2024	$400,000	$575,000	$374,985	$—	$92,648	(1)(2)	$1,442,633
	2023	$350,000	$300,000	$299,985	$—	$57,434	(1)(2)	$1,007,419

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

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2024:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/13/2024	47,555	$1,069,988
Louis Sheinker, Chief Operating Officer, President and Secretary	6/13/2024	47,555	$1,069,988
Stuart Blau, Chief Financial Officer and Treasurer	6/13/2024	16,666	$374,985

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2024:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2024	31,225	702,559	—	—
	2023	12,287	203,344	—	—
	2022	12,132	220,202	—	—
	2021	12,702	151,156	—	—
	2020	4,601	58,427	—	—
	2019	2,641	30,638	—	—
	2018	968	11,278	—	—
	2017	302	3,500	—	—
Louis Sheinker	2024	31,225	702,559	—	—
	2023	12,287	203,344	—	—
	2022	12,132	220,202	—	—
	2021	12,702	151,156	—	—
	2020	4,601	58,427	—	—
	2019	2,641	30,638	—	—
	2018	968	11,278	—	—
	2017	302	3,500	—	—
Stuart Blau	2024	12,403	279,077	—	—
	2023	9,310	154,087	—	—
	2022	4,951	89,863	—	—
	2021	3,611	42,976	—	—
	2020	1,563	19,850	—	—
	2019	413	4,793	—	—

(1)
The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2024:

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
(3)
10 years from the date of grant.

Option Exercises and Stock Vested:

Options issued in 2008 pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper on May 31, 2017 and 50,000 shares were issued upon exercise of these options. No options were exercised by our named executive officers in 2024.

Timing of Stock Option and other Equity Award Grants:

Although the Company does not have a formal policy regarding the timing of awards of stock options, stock appreciation rights (“SARs”) and/or similar option-like instruments grants to the Company’s named executive officers, the Company does not make these awards or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, the Company does not time the release of material, non-public information based on stock-option, SARs or other equity award grant dates for the purpose of affecting the value of any award to the Company’s named executive officers. As the Company’s common stock is not traded on any national securities exchange, the Board and Compensation Committee set the exercise price of options based upon a valuation of the Company’s shares conducted by an independent third party for the purpose of valuing shares of the Company’s common stock. In fiscal year 2024, none of the Company’s named executive officers were granted any options to purchase shares of the Company’s common stock, SARs or similar option-like instruments.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2024.

Paul Cooper Employment Agreement

On November 2, 2021, the Board following review and recommendation of the Board’s Compensation Committee, approved the Company’s execution of the second amended and restated employment agreement by and between the Company and Paul Cooper (the “CEO Employment Agreement”), which agreement was executed by the parties on November 3, 2021. The CEO Employment Agreement provides for an initial term of five years, from January 1, 2022 through and including December 31, 2026, and two successive automatic one-year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Cooper at the rate of $750,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Cooper may earn a cash bonus of $750,000 per year (the “Cooper Cash Bonus”) and an equity bonus payable in shares of the Company’s restricted common stock valued at $500,000 per year (the “Cooper Equity Bonus”), upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Cooper is employed by the Company. The Company also agreed to grant Mr. Cooper a stock option under the Company’s 2017 Incentive Award Plan, as amended, or a successor plan (the “Equity Plan”), to acquire 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and which will vest in its entirety on the 3rd anniversary of the grant date in accordance with the terms of a stock option agreement (the “Option Agreement”). The stock option was granted after the Company received its annual valuation in 2022 for the purpose of valuing shares of common stock pursuant to the Equity Plan. Mr. Cooper will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan when the Company attains the Adjusted Funds From Operations targets (as described in the Company’s Long-Term Equity Plan (as amended, the “LTEP”)) and as further adjusted in accordance with the procedures set forth in Appendix 1 to the LTEP. See “Long-Term Equity Plan” below for additional information regarding the LTEP. In addition, the CEO Employment Agreement provides that the Company will provide Mr. Cooper with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $7 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The CEO Employment Agreement also contains the following termination terms and provisions:

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

Louis Sheinker Employment Agreement

On November 2, 2021, the Board also, following review and recommendation of the Compensation Committee, approved the Company’s execution of the amended and restated employment agreement by and between the Company and Louis Sheinker (the “President Employment Agreement”), which agreement was executed by the parties on November 3, 2021. The President Employment Agreement provides for an initial term of five years, from January 1, 2022 through and including December 31, 2026, and two successive automatic one year renewal terms, unless either party gives written notice to the other party of its desire to terminate the agreement. It also provides for the payment of an annual base salary to Mr. Sheinker at the rate of $750,000, subject to annual increases at the discretion of the Company. Additionally, Mr. Sheinker may earn a cash bonus of $750,000 per year (the “Sheinker Cash Bonus”) and an equity bonus payable in shares of the Company’s restricted common stock valued at $500,000 per year (the “Sheinker Equity Bonus”), upon the achievement of certain benchmarks set forth in an annual budget approved by the Board, which amounts are subject to adjustments in the Board’s review and discretion, as set forth in the agreement; such equity bonus vesting at a rate equal to 10% on the date of grant and 10% on each of the next nine anniversaries of the date of grant while Mr. Sheinker is employed by the Company. The Company also agreed to grant Mr. Sheinker a stock option under the Company’s Equity Plan, to acquire 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock as defined in the Equity Plan and which will vest in its entirety on the 3rd anniversary of the grant date in accordance with the terms of the Option Agreement. The stock option was granted after the Company received its annual valuation in 2022 for the purpose of valuing shares of common stock pursuant to the Equity Plan. Mr. Sheinker will also be entitled to receive, for each fiscal year of his employment period with the Company, long term equity incentive awards in the form of restricted stock under the Equity Plan when the Company attains the AFFO targets (as described in the LTEP) and as further adjusted in accordance with the procedures set forth in Appendix 1 to the LTEP. See “Long-Term Equity Plan” below for additional information regarding the LTEP. In addition, the President Employment Agreement provides that the Company will provide Mr. Sheinker with certain usual and customary benefits commensurate with his position including without limitation, medical insurance, $7 million term life insurance, disability insurance, and participation in the Company’s 401(k) plan. The President Employment Agreement also contains the following termination terms and provisions:

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

2024 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 22, 2024, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2023 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $750,000 cash bonus and a $500,000 restricted stock bonus under the 2017 Plan. The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2023 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s cash bonuses since the performance benchmarks were exceeded. The Compensation Committee approved increasing the cash bonus award by $600,000 each, for a total cash bonus of $1,350,000 to each of Messrs. P. Cooper and L. Sheinker and approved increasing the restricted stock bonus by $250,000 each, for a total equity bonus of $750,000 to each of Messrs. P. Cooper and L. Sheinker.

Long-Term Equity Plan

On November 2, 2021, the Board approved the LTEP, which memorializes the terms and conditions of long-term equity incentive awards that can be earned by the Company’s Chief Executive Officer and President (collectively, the “Executives”) pursuant to the CEO Employment Agreement and President Employment Agreement. The LTEP provides that each Executive will be entitled to receive long term equity incentive awards in the form of restricted stock under the Equity Plan equal to $2 million for each fiscal year in which the Company attains AFFO benchmarks of $1.50, $2.00, $2.50, $3.00 and $3.50 per share (provided that each such award is conditioned on the determination by the Compensation Committee in its sole discretion that the attainment of the particular AFFO target is sustainable). Once an AFFO target is met for a fiscal year, attainment of the same target in subsequent fiscal years shall not result in an additional award under the LTEP. On May 30, 2024, the Compensation Committee determined that the Executives were each entitled to receive their $2 million awards based on the Company’s attainment of the AFFO benchmark for fiscal year 2023 and the Compensation Committee’s determination that attainment of such benchmark was sustainable.

During meetings held on May 22, 2024 and May 30, 2024, the Compensation Committee discussed the first amendment to the LTEP (the “Amendment”). On May 30, 2024, the Compensation Committee approved the Amendment and recommended that the Board approve the Amendment. On June 13, 2024, the Board subsequently approved the Amendment. The Amendment provides that awards granted under the LTEP, in addition to being granted in the form of restricted stock, can also be granted as (i) cash compensation or (ii) as a combination of restricted stock under the Equity Plan and cash compensation. The Compensation Committee approved the LTEP awards to the Executives being in the form of cash compensation of $1,680,000 and restricted stock compensation of $320,000 for each of the Executives.

Stuart Blau Employment Letter

On November 14, 2017, Stuart M. Blau was appointed as the Company’s Chief Financial Officer and Treasurer. In connection with Mr. Blau’s appointment, the Company and Mr. Blau entered into an employment letter (the “Employment Letter”) setting forth the terms and conditions of Mr. Blau’s employment with the Company. The Employment Letter provides that Mr. Blau will, among other things, (i) receive a base salary of $300,000 per annum, subject to annual review, (ii) be eligible to receive an annual discretionary performance bonus, and (iii) be entitled to participate in the Company’s benefit programs. In addition, the Employment Letter contains confidentiality and non-disclosure covenants customary for agreements of this nature. On May 25, 2022, the Compensation Committee discussed the performance of Mr. Blau and the Company's profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to increase Mr. Blau's base salary to $350,000 per annum for the 2022 fiscal year. On May 22, 2024, the Compensation Committee discussed the performance of Mr. Blau and the Company's profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to increase Mr. Blau's base salary to $400,000 per annum for the 2024 fiscal year.

2024 Bonuses Paid Under the S. Blau Employment Letter

On May 22, 2024, the Compensation Committee discussed the performance of Mr. Blau and the Company’s profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to entitle the executive to a $575,000 cash bonus and a $375,000 restricted stock bonus under the 2017 Plan.

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2024:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Stanley Perla	85,000	54,990	—	—	—	139,990
Donald Schaeffer	87,500	54,990	—	—	—	142,490
Douglas Cooper	70,000	54,990	—	—	—	124,990
David Jang	75,000	54,990	—	—	—	129,990
Brandon Konigsberg	82,500	54,990	—	—	—	137,490
James Oswald	48,542	54,990	—	—	—	103,532

Our non-officer Directors received the following forms of compensation for 2024:

•
Annual Retainer. Effective July 1, 2023, our Directors receive an annual retainer of $70,000. Each independent director who serves on the Audit Committee receives $7,500 per year and each independent director who serves as chairman of the Audit Committee is paid an additional fee of $7,500 per year. Each independent director who serves on the Compensation Committee receives $5,000 per year and each independent director who serves as chairman of the Compensation Committee is paid an additional fee of $5,000 per year.
•
Equity Compensation. Effective July 1, 2023, upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director receives $55,000 in shares of restricted stock at fair market value on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2024.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner (1)	Beneficial Ownership	Class(7)
Paul Cooper (2)	528,982	3.9%
Louis Sheinker (3)	420,732	3.1%
Douglas Cooper (4)	219,876	1.6%
Stuart Blau (6)	74,632	*
Donald Schaeffer (5)	36,755	*
Stanley Perla (5)	32,737	*
David Jang (6)	20,589	*
Brandon Konigsberg (6)	14,196	*
James Oswald (6)	2,444	*
All Executive Officers and Directors as a Group	1,350,943	10.0%

* Represents less than 1.0% of the Company’s outstanding common stock.

(1)
Unless otherwise noted, the business address of each of the following individuals is 1399 Franklin Ave., Suite 100, Garden City, New York, 11530.
(2)
Includes options to purchase 100,000 shares which may be purchased under the Company’s 2007 Incentive Award Plan (the “2007 Plan”). Also includes 236,008 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 192,974 shares held by the Paul Cooper 2020 Dynasty Trust.
(3)
Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan. Also includes 236,008 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 84,724 shares held by the Louis Sheinker 2020 Dynasty Trust.
(4)
Includes 74,695 restricted shares granted under the 2007 Plan and 20,803 restricted shares granted under the 2017 Plan.
(5)
Restricted shares granted under the 2007 Plan and the 2017 Plan.
(6)
Restricted shares granted under the 2017 Plan.
(7)
Based on 13,345,980 shares of common stock outstanding as of December 31, 2024.

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

The following information is provided as of December 31, 2024, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	200,000	$10.40	879,618	—
Equity compensation plans approved by security holders (2)	400,000	$18.15	1,095,549	904,451
Equity compensation plans not approved by security holders	—	—	—	—
Total	600,000	$15.57	1,975,167	904,451

(1)
This equity compensation is under the 2007 Plan.
(2)
This equity compensation is under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Green Holland Management LLC:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold interests in a real estate brokerage firm, Green Holland Management LLC (“GHM”). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions. In December 2024, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $349,800 of brokerage commissions paid to GHM.

The Rochlin Organization:

Paul Cooper and Louis Sheinker each held minority ownership interests in a real estate brokerage firm, The Rochlin Organization (“Rochlin”), through their ownership of GHM. Paul Cooper and Louis Sheinker did not engage in management activities for Rochlin. In November 2023, GHM sold its interest in Rochlin to Adam Rochlin and The Rochlin Organization.

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

Director Independence

Our Board of Directors currently consists of eight members. As of March 11, 2025, six of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. With respect to Mr. Douglas Cooper’s independence, the Board considered that he previously served as an executive officer of the Company over ten years ago, that a law firm in which he was a partner previously served as counsel to the Company over ten years ago and that his cousin currently serves as the CEO of the Company. The Board determined that Mr. Douglas Cooper qualified as an independent director given the number of years that have passed since he has served as an executive officer and the law firm in which he was a partner served as legal counsel to the Company and the fact that the Board did not believe that cousin relationship with the CEO would interfere with his exercise of independent judgment in carrying out his responsibilities as a director. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 26, 2024, the Audit Committee appointed Baker Tilly US, LLP as our independent registered public accounting firm. Baker Tilly US, LLP has served as our independent registered public accounting firm since March 27, 2023 and has reported on the financial statements in this 2024 Annual Report on Form 10-K.

The following table presents aggregate fees billed for each of the years ended December 31, 2024 and 2023 for professional services rendered by Baker Tilly US, LLP in the following categories:

	2024	2023
Audit fees	$461,750	$684,921
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$461,750	$684,921

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

Tax fees. These are fees for all professional services performed by professional staff in Baker Tilly US, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice. In 2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for the years ended December 31, 2024 and December 31, 2023 were $56,000 and $57,000, respectively.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The list of the financial statements contained herein is set forth under Part II, Item 8 of this Annual Report on Form 10-K.

2. Schedule III — Consolidated Real Estate and Accumulated Depreciation is set forth immediately following the Exhibit Index below. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

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

10.3

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

10.7

Amended and Restated Limited Partnership Agreement by and between GTJ REIT, Inc. and GTJ GP, LLC dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.8

Tax Protection Agreement by and among GTJ REIT, Inc., GTJ Realty, LP, Jeffrey Wu, Wu Family 2012 Gift Trust, Paul Cooper, Jerome Cooper, Jeffrey Ravetz, Sarah Ravetz and Louis Sheinker dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

Exhibit Number	Exhibit
10.9

Registration Rights Agreement by and among GTJ REIT, Inc. and certain investors dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.10

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.11	Form of Mortgage Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.12

Nonrecourse Exception Indemnity and Guaranty Agreement dated as March 13, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.13	Environmental Indemnity Agreement dated as of March 13, 2015 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on April 14, 2015).

10.14	Loan Agreement (CT/NJ Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.15	Loan Agreement (NY Loan), dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.16

First Amended and Restated Credit Agreement, dated October 22, 2021, by and among GTJ Realty, LP, KeyBank National Association, the other lending institutions party thereto, and KeyBanc Capital Markets Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.17

First Amendment to First Amended and Restated Credit Agreement, Note Assumption, Consolidation and Modification Agreement and Amendment to Other Loan Documents, dated as of August 5, 2022 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2022).

10.18

Second Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between the Company and Paul Cooper (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.19

Second Amended and Restated Employment Agreement, dated as of November 2, 2021, by and between the Company and Louis Sheinker (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.20	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.21	First Amendment to GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.22	Form of Stock Option Agreement under the 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
10.23	GTJ REIT, Inc. Long-Term Equity Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.24	First Amendment to GTJ REIT, Inc. Long Term Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024).

10.25

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.26

Loan Agreement, dated December 20, 2017, by and among the Company, certain subsidiaries and/or affiliates of the Company, United States Life Insurance Company, and other lending institutions party thereto (Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.27

Promissory Note, dated December 20, 2017, made by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

Exhibit Number	Exhibit
10.28

Environmental Indemnity Agreement, dated December 20, 2017, executed by the Company and certain subsidiaries and/or affiliates of the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.29

Guaranty Agreement, dated December 20, 2017, executed by the Company in favor of United States Life Insurance Company (Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

10.30

Loan Agreement, dated March 21, 2018, by and among certain subsidiaries of the Company and The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.31

Consolidated, Amended and Restated Promissory Note, dated March 21, 2018, made by certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.32

Environmental Indemnity Agreement, dated March 21, 2018, executed by the Company and certain subsidiaries of the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.33

Guaranty Agreement, dated March 21, 2018, executed by the Company in favor of The United States Life Insurance Company in the City of New York (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.34

Loan Agreement, dated March 24, 2020, by and among Transamerica Life Insurance Company, WU/LH 466 Bridgeport L.L.C., and GWL 20 East Halsey LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.35

Secured Promissory Note, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.36

Secured Promissory Note, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.37

Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 24, 2020, by WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.38

Mortgage, Security Agreement and Fixture Filing, dated March 24, 2020, by GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.39

Guarantee (Right Choice Lease) by the Company in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.40

Guarantee (John Guest Lease) by the Company in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.41

Environmental Indemnity Agreement, dated March 24, 2020, by the Company and WU/LH 466 Bridgeport L.L.C. in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.42

Environmental Indemnity Agreement, dated March 24, 2020, by the Company and GWL 20 East Halsey LLC in favor of Transamerica Life Insurance Company (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020).

10.43

American General Life Insurance Company Loan Agreement, dated as of March 15, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024).

14.1

Amended and Restated Code of Business Conduct and Ethics, adopted as of January 30, 2018 (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2018).

Exhibit Number	Exhibit

16.1	Letter from BDO USA, LLP, dated as of March 30, 2023 (Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K Filed with the SEC on March 30, 2023).

19.1	Policy on Insider Trading of GTJ REIT, Inc. (filed herewith).

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

32.1	Certification of Chief Executive Officer (furnished herewith).

32.2	Certification of Chief Financial Officer (furnished herewith).

99.1	Amended and Restated Share Redemption Program (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2024
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	D	3,416	9,972	754	3,416	10,727	14,143	3,440	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	A	3,237	572	—	3,237	572	3,809	171	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	A	3,008	7,097	—	3,008	7,097	10,105	2,190	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	D	2,275	7,822	387	2,275	8,209	10,484	2,664	1996	1/17/2013
36 Midland Ave, Port Chester, NY	A	2,428	6,409	634	2,428	7,043	9,471	2,307	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	A	5,390	16,463	3,587	5,390	20,050	25,440	5,627	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	A	827	1,916	431	827	2,347	3,174	687	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	A	948	2,265	—	948	2,265	3,213	719	1986	1/17/2013
8 Slater Street, Port Chester, NY	A	1,997	4,640	1,513	1,997	6,153	8,150	1,808	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	G	8,907	117	4,284	8,907	4,401	13,308	4,162	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	A	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	A	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	A	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	A	38,210	937	2,343	38,210	3,280	41,490	3,275	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	G	14,506	323	1,168	14,637	1,360	15,997	1,228	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY		26,678	98	567	26,678	665	27,343	200	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	C	3,304	6,469	—	3,304	6,469	9,773	3,737	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	C	4,751	27,906	—	4,751	27,906	32,657	6,350	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	A	786	422	—	786	422	1,208	155	1980	3/26/2007
Total NY:		144,202	98,038	18,622	144,333	116,530	260,863	46,284
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	A	2,275	12,538	1,674	2,275	14,212	16,487	4,375	1986	1/17/2013
200 American Road, Morris Plains, NJ	A	725	5,361	224	725	5,585	6,310	1,732	2004	1/17/2013
300 American Road, Morris Plains, NJ	D	1,466	6,628	670	1,466	7,298	8,764	2,301	1987	1/17/2013
400 American Road, Morris Plains, NJ	A	1,724	9,808	1,038	1,724	10,846	12,570	3,494	1990	1/17/2013
500 American Road, Morris Plains, NJ	D	1,711	8,111	440	1,711	8,551	10,262	2,756	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ	E	1,898	1,402	5,830	1,898	7,232	9,130	2,323	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	B	790	1,937	289	790	2,226	3,016	790	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	B	1,780	8,999	599	1,780	9,598	11,378	2,522	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	B	6,187	18,855	150	6,187	19,005	25,192	5,385	2004	3/13/2015
4 Corporate Place, Piscataway, NJ	B	2,145	1,744	230	2,145	1,974	4,119	708	1974	3/13/2015
8 Corporate Place, Piscataway, NJ	B	2,666	4,381	55	2,666	4,436	7,102	1,509	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	C	1,176	5,357	—	1,176	5,357	6,533	2,022	1966	7/27/2017
Office/Data Center:
25 Corporate Place, Piscataway, NJ	B	2,269	8,343	—	2,269	8,343	10,612	2,520	1985	3/13/2015
Total NJ:		26,812	93,464	11,199	26,812	104,663	131,475	32,437
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT	E	833	867	3,266	833	4,133	4,966	2,045	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	A	2,660	4,807	1,102	4,156	5,909	10,065	2,442	1973	1/17/2013
15 Progress Drive, Shelton, CT		984	3,411	827	984	4,238	5,222	1,260	1980	1/17/2013
33 Platt Road, Shelton, CT	A	3,196	5,402	—	3,196	5,402	8,598	3,297	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	48	1,551	3,572	5,123	1,139	1946	1/17/2013
12 Cascade Blvd, Orange, CT	A	1,688	3,742	159	1,688	3,901	5,589	1,167	1987	1/17/2013
15 Executive Blvd., Orange, CT	A	1,974	5,357	1,182	1,974	6,539	8,513	2,562	1983	1/17/2013
25 Executive Blvd., Orange, CT	A	438	1,481	59	438	1,540	1,978	470	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	A	1,462	2,915	731	1,462	3,646	5,108	1,345	1989	1/17/2013
269 Lambert Rd, Orange, CT	A	1,666	3,516	230	1,666	3,746	5,412	1,439	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	F	1,572	11,797	1,247	1,572	13,044	14,616	4,548	2003	4/8/2014
120 Old County Circle, Windsor Locks, CT	F	200	—	5,941	200	5,941	6,141	1,275	2018	4/8/2014
4 Meadow Street, Norwalk, CT	A	856	3,034	541	856	3,575	4,431	1,400	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	A	2,456	8,658	952	2,456	9,610	12,066	3,075	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	A	1,080	8,909	(3,879)	1,080	5,030	6,110	716	2020	1/17/2013
Total CT:		22,616	67,420	12,406	24,112	79,826	103,938	28,180
Delaware
Industrial:
300 McIntire Drive, Newark, DE	C	2,488	13,033	403	2,488	13,436	15,924	6,262	1999	6/1/2016
Total DE:		2,488	13,033	403	2,488	13,436	15,924	6,262
North Carolina
Industrial:
1000 Exchange Street, Charlotte, NC	G	25,563	—	—	25,563	—	25,563	1,363	n/a	1/18/2023
Total NC:		25,563	—	—	25,563	—	25,563	1,363
Florida
Industrial:
9111 Cheetos Circle, Fort Myers, FL		7,149	25,912	—	7,149	25,912	33,061	—	2024	12/23/2024
Total FL:		7,149	25,912	—	7,149	25,912	33,061	—
Grand Total:		228,830	297,867	42,630	230,457	340,367	570,824	114,526

(1)
Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.

	2024	2023
Balance at beginning of year	$535,583	$508,170
Property acquisitions	33,061	25,563
Improvements	2,180	1,850
Balance at end of year	$570,824	$535,583

	2024	2023
Balance at beginning of year	$104,163	$93,785
Depreciation and amortization for year	10,363	10,378
Balance at end of year	$114,526	$104,163

Lender	Principal Outstanding
A—American International Group 2022	$225,000
B—Allstate Corporation	33,945
C—United States Life Insurance Company	39,000
D—United States Life Insurance Company	32,059
E—Transamerica Life Insurance Company	7,809
F—Transamerica Life Insurance Company	25,000
G—American General Life Insurance Company	124,009
Total	$486,822

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 20, 2025	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 20, 2025

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2025

/s/ Douglas A. Cooper Douglas A. Cooper	Director	March 20, 2025

/s/ David Jang David Jang	Director	March 20, 2025

/s/ Brandon Konigsberg Brandon Konigsberg	Director	March 20, 2025

/s/ James A. Oswald James A. Oswald	Director	March 20, 2025

/s/ Stanley R. Perla Stanley R. Perla	Director	March 20, 2025

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 20, 2025