Form 10-Q
period 2025-03-31
GTJ REIT, INC.
filed 2025-05-09
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,345,980 shares of common stock as of May 6, 2025.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$232,141	$230,457
Buildings and improvements	333,191	340,367
Total real estate, at cost	565,332	570,824
Less: accumulated depreciation and amortization	(114,759)	(114,526)
Net real estate held for investment	450,573	456,298
Cash and cash equivalents	27,540	29,380
Restricted cash	315	143
Rental income in excess of amount billed	16,391	16,227
Acquired lease intangible assets, net	5,512	5,707
Investment in unconsolidated affiliate	3,759	3,699
Asset held for sale	8,103	—
Right-of-use asset - operating lease, net	2,217	2,285
Other assets	18,469	19,060
Total assets	$532,879	$532,799
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$474,100	$475,172
Secured revolving credit facility	18,400	18,400
Accounts payable and accrued expenses	5,542	5,800
Dividends payable	12,946	1,601
Acquired lease intangible liabilities, net	601	534
Right-of-use liability - operating lease	2,420	2,486
Other liabilities	8,955	7,241
Total liabilities	522,964	511,234
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,980 shares issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	132,191	131,857
Distributions in excess of net income	(125,263)	(115,264)
Total stockholders’ equity	6,929	16,594
Noncontrolling interest	2,986	4,971
Total equity	9,915	21,565
Total liabilities and equity	$532,879	$532,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2025	2024
Revenues:
Rental income	$20,766	$19,972
Total revenues	20,766	19,972
Operating Expenses:
Property operating expenses	4,175	3,894
General and administrative	2,858	2,779
Depreciation and amortization	3,737	3,489
Total operating expenses	10,770	10,162
Operating income	9,996	9,810
Interest expense	(6,776)	(6,673)
Equity in earnings of unconsolidated affiliate	60	55
Other income	228	351
Net income	3,508	3,543
Less: Net income attributable to noncontrolling interest	561	563
Net income attributable to common stockholders	$2,947	$2,980
Net income per common share attributable to common stockholders - basic earnings per share	$0.22	$0.22
Net income per common share attributable to common stockholders - diluted earnings per share	$0.22	$0.22
Weighted average common shares outstanding – basic	13,345,980	13,326,965
Weighted average common shares outstanding – diluted	13,516,555	13,511,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025 and 2024

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2025	$—	13,345,980	$1	$131,857	$(115,264)	$16,594	$4,971	$21,565
Common stock dividends	—	—	—	—	(12,946)	(12,946)	—	(12,946)
Stock-based compensation	—	—	—	402	—	402	—	402
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,614)	(2,614)
Net income	—	—	—	—	2,947	2,947	561	3,508
Reallocation of equity	—	—	—	(68)	—	(68)	68	—
Balance at March 31, 2025	$—	13,345,980	$1	$132,191	$(125,263)	$6,929	$2,986	$9,915

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2024	$—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614
Common stock dividends	—	—	—	—	(10,395)	(10,395)	—	(10,395)
Stock-based compensation	—	—	—	313	—	313	—	313
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,082)	(2,082)
Net income	—	—	—	—	2,980	2,980	563	3,543
Reallocation of equity	—	—	—	(52)	—	(52)	52	—
Balance at March 31, 2024	$—	13,326,965	$1	$132,478	$(114,745)	$17,734	$5,259	$22,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,508	$3,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,832	2,617
Amortization of intangibles and deferred charges	1,441	1,445
Stock-based compensation	402	313
Non-cash lease expense	2	5
Rental income (in excess of) less than amount billed	(234)	26
Distributions from unconsolidated affiliate	—	55
Income from equity investment in unconsolidated affiliate	(60)	(55)
Changes in operating assets and liabilities:
Other assets	(539)	42
Accounts payable and accrued expenses	(30)	(15)
Other liabilities	(572)	1,140
Net cash provided by operating activities	6,750	9,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,395)	(109)
Return of capital from unconsolidated affiliate	—	20
Expenditures for property acquisitions	(3,577)	—
Net cash used in investing activities	(4,972)	(89)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(808)	(507)
Financing costs from mortgage notes payable	—	(3,624)
Financing deposit and costs	(714)	—
Proceeds from mortgage notes payable	—	125,000
Payment of revolving credit facility	—	(40,000)
Payment of term loan payable	—	(50,000)
Cash distributions to noncontrolling interest	(323)	(312)
Cash dividends paid	(1,601)	(1,333)
Net cash (used in) provided by financing activities	(3,446)	29,224
Net (decrease) increase in cash and cash equivalents, including restricted cash	(1,668)	38,251
Cash and cash equivalents including restricted cash of $143 and $1,400, respectively, at the beginning of period	29,523	29,313
Cash and cash equivalents including restricted cash of $315 and $1,536, respectively, at the end of period	$27,855	$67,564
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$6,293	$6,409
Non-cash expenditures for real estate	$19	$58
Right-of-use asset and liability	$2,420	$2,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

GTJ REIT, Inc. (the “Company” or “GTJ REIT”) was incorporated on June 26, 2006, under the Maryland General Corporation Law. The Company is focused primarily on the acquisition, ownership, management, and operation of commercial real estate located in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.80% as of March 31, 2025. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 21 properties and the sale of 2 properties from 2014 through March 31, 2025, the Company currently owns a 83.20% interest in a total of 51 properties consisting of approximately 6.6 million square feet (unaudited) of primarily industrial properties on approximately 415 acres (unaudited) of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At March 31, 2025, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2024, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 20, 2025.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of March 31, 2025 and December 31, 2024.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of less than $0.1 million and approximately $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The total amortization of in-place leases was $0.3 million for both the three months ended March 31, 2025 and March 31, 2024.

As of March 31, 2025, above-market and in-place leases of $0.7 million and $4.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2024, above-market and in-place leases of approximately $0.7 million and $5.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2025, and December 31, 2024, approximately $0.6 million and $0.5 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2025, the next five years and thereafter related to the net increase to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2025 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2025	$162	$873
2026	(14)	907
2027	4	673
2028	4	549
2029	(46)	481
2030	(63)	458
Thereafter	(108)	909
	$(61)	$4,850

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.1 million from this investment for the three months ended March 31, 2025 and less than $0.1 million for the three months ended March 31, 2024.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of March 31, 2025 were $15.9 million and $8.5 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2025 were $0.5 million and $0.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2024 were $15.9 million and $8.6 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the three months ended March 31, 2024 were approximately $0.4 million and $0.3 million, respectively.

Assets Held for Sale:

On January 23, 2025, the Company (through its Operating Partnership) entered into a purchase and sale agreement for the sale of a property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million. There were conditions precedent to closing and the purchaser had the right to cancel the agreement in its sole discretion for any reason or for no reason by giving written notice of such election on or before March 24, 2025, which election could have been extended by purchaser for an additional thirty

(30) days upon timely notice to the Company. The purchaser did not provide notice of it right to cancel on or before March 24, 2025 and did not elect to extend its right to cancel the agreement. The transaction closed on April 23, 2025.

The property has been classified as held for sale as of March 31, 2025, as shown in the following table (in thousands):

25 Corporate Place South
Real estate, net	$8,034
Prepaid expenses and other assets	69
Asset held for sale	$8,103

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at March 31, 2025 or December 31, 2024.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the three months ended March 31, 2025, the Company determined that the collectability of lease payments was probable and, therefore, did not record a write-off of any tenant receivables. For the three months ended March 31, 2024, the Company determined that collectability of one former tenant's outstanding lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.1 million and placed the tenant on the cash basis as of March 31, 2024. In addition, the Company received $0.6 million in February 2024 in full settlement of amounts due from a previous tenant that was placed on the cash basis during 2023.

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

Tenant receivables at March 31, 2025 and December 31, 2024 were $2.0 million and $1.2 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles, tenant reimbursements and properties held for sale) as of March 31, 2025, under operating leases for the remainder of 2025, the next five years, and thereafter are as follows (in thousands):

Remainder of 2025	$49,947
2026	67,669
2027	61,297
2028	54,695
2029	46,643
2030	40,870
Thereafter	189,052
Total	$510,173

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

The following table presents additional disclosures regarding the Company’s rental income for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Fixed lease revenue	$17,058	$16,397
Variable lease revenue	3,708	3,575
Total lease revenue	$20,766	$19,972

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $2.7 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2025, the next five years, and thereafter (in thousands):

Remainder of 2025	$273
2026	374
2027	385
2028	397
2029	409
2030	421
Thereafter	469
Total future minimum lease payments	2,728
Less imputed interest	308
Total right-of-use liability - operating lease	$2,420

The following table presents additional disclosures regarding the Company’s office lease for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Operating lease costs	$90	$88
Variable lease costs	2	3
Total lease costs	$92	$91

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of March 31, 2025, and December 31, 2024, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2025, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the three months ended March 31, 2025, rental income of $2.4 million derived from five leases with the City of New York represented 12% of the Company’s rental income. For the three months ended March 31, 2024, rental income of $2.4 million derived from five leases with the City of New York represented 13% of the Company’s rental income.

For the three months ended March 31, 2025, rental income of $2.9 million derived from six leases with Federal Express represented 14% of the Company’s rental income. For the three months ended March 31, 2024, rental income of $2.9 million derived from six leases with Federal Express represented 15% of the Company’s rental income.

For the three months ended March 31, 2025, rental income of $1.9 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 9% of the Company’s rental income. For the three months ended March 31, 2024, rental income of $1.9 million derived from one lease with Avis represented 10% of the Company’s rental income.

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

3. REAL ESTATE:

On December 23, 2024, the Company (through its Operating Partnership) acquired for cash a property located at 9111 Cheetos Circle, Fort Myers, Florida, consisting of approximately 10.5 acres of land and a 104,120 square-foot building for $35.0 million, exclusive of closing costs. The property is leased to Frito-Lay (a wholly owned subsidiary of PepsiCo) pursuant to a 10-year lease agreement expiring on December 31, 2034.

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the year ended December 31, 2024:

Purchase Price Allocation
Land	$5,437
Building and improvements	27,625
Acquired lease intangible assets	1,089
Other assets	1,403
Total consideration	$35,554

On January 29, 2025, the Company (through its Operating Partnership) acquired for cash a 5.36 acre lot in Charlotte, North Carolina for $3.9 million, exclusive of closing costs. The property is currently leased to Excel Inc. (d/b/a DHL Supply Chain) pursuant to a lease expiring on December 31, 2025.

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the three months ended March 31, 2025:

Purchase Price Allocation
Land	$3,937
Land improvements	16
Acquired lease intangible assets/liabilities (1)	(2)
Other assets	6
Total consideration	$3,957
(1)
Acquired lease intangible assets/liabilities include both in-place and below-market lease allocations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2025	December 31, 2024	Maturity
Allstate Life Insurance Company	4.00%	33,723	33,945	5/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	31,913	32,059	4/1/2028
Transamerica Life Insurance Company	3.45%	7,750	7,809	4/1/2030
American General Life Insurance Company	6.12%	123,628	124,009	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
	Subtotal	486,014	486,822
	Unamortized loan costs	(11,914)	(11,650)
	Total	$474,100	$475,172

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

Allstate Loan Agreement:

On March 13, 2015, in connection with the acquisition of six properties in Piscataway, NJ, the Operating Partnership closed on a $39.1 million cross-collateralized mortgage (the “Allstate Loan”) from Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company. The Allstate Loan Agreement provided a secured facility with a 10-year term loan. During the first three years of the term of the loan, it required interest-only payments at the rate of 4% per annum. Following this period until the loan matured, payments were based on a 30-year amortization schedule, with a balloon payment of $33.7 million due on its original maturity date of April 1, 2025. On March 21, 2025, the Company signed an extension agreement which extended the maturity date of the loan from April 1, 2025 to May 1, 2025 and increased the interest rate to 6.25% per annum for the extension period. The loan was paid in full on April 17, 2025.

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of March 31, 2025, the Company was in compliance with all covenants.

Principal Repayments:

As of March 31, 2025, scheduled principal repayments for the remainder of 2025, the next five years and thereafter are as follows (in thousands):

Remainder of 2025	$35,533
2026	2,641
2027	3,019
2028	71,697
2029	2,656
2030	9,073
Thereafter	361,395
Total	$486,014

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

Outstanding borrowings under the Revolver with Key Bank were $18.4 million as of March 31, 2025 and December 31, 2024, which were SOFR rate borrowings. Unamortized loan costs for the Revolver were $0.1 million as of March 31, 2025 and December 31, 2024, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2025, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2025, or December 31, 2024.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2025, and December 31, 2024, the Company had a total of 13,345,980 shares of common stock issued and outstanding.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2025:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 11, 2025	March 31, 2025	April 10, 2025	$0.85	(1)
March 11, 2025	March 31, 2025	April 17, 2025	$0.12

(1)
This represents a 2024 supplemental dividend.

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

The 2017 Plan was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of March 31, 2025, the Company had 904,451 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For both the three months ended March 31, 2025 and March 31, 2024 there was $0.1 million of stock compensation expense relating to these options.

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

For the three months ended March 31, 2025 and 2024, the Company’s total stock-based compensation in the statement of equity was $0.4 million and $0.3 million, respectively. As of March 31, 2025, there was approximately $3.0 million of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

At March 31, 2025, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,107,539 shares of restricted stock were outstanding, 938,966 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2024	185,967	$18.03
Vested	(17,394)	$18.71
Non-vested shares outstanding as of March 31, 2025	168,573	$18.07

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of March 31, 2025:

Number of Shares
Remainder of 2025	42,034
2026	42,995
2027	31,100
2028	21,875
2029	14,461
2030	8,761
Thereafter	7,347
Total Non-vested Shares	168,573

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 170,575 and 184,889 common share equivalents related to stock options in the three months ended March 31, 2025 and 2024, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income attributable to common stockholders	$2,947	$2,980
Denominator:
Weighted average common shares outstanding – basic	13,345,980	13,326,965
Weighted average common shares outstanding – diluted	13,516,555	13,511,854
Basic and Diluted Per Share Information:
Net income per share – basic	$0.22	$0.22
Net income per share – diluted	$0.22	$0.22

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

Environmental Matters:

As of March 31, 2025, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The fair values of cash and cash equivalents, restricted cash, rent and other receivables, dividends payable, accounts payable and accrued expenses approximated their carrying value because of the short-term nature based on Level 1 inputs. The fair values of mortgage notes payable are based on the discounted cash flow method using current treasury rates and commercial loan spreads, which are Level 2 inputs. The fair values of secured revolving credit facility are based on borrowing rates available to the Company, which are Level 2 inputs. The carrying values of term loan payable and mortgage notes payable are stated at their principal balances below.

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$27,540	$27,540	$29,380	$29,380
Restricted cash	315	315	143	143
Rent and other receivables	2,069	2,069	1,285	1,285
Financial liabilities:
Dividends payable	12,946	12,946	1,601	1,601
Accounts payable and accrued expenses	5,542	5,542	5,800	5,800
Secured revolving credit facility	18,400	18,400	18,400	18,400
Mortgage notes payable	486,014	465,326	486,822	455,082

11. SUBSEQUENT EVENTS:

Mortgage Note Payable:

On April 17, 2025, the Company paid the outstanding mortgage indebtedness to Allstate Life Insurance Company in the amount of $33.6 million from its available cash, cash equivalents and additional borrowings from John Hancock Life Insurance Company.

Mortgage Refinance

On April 17, 2025, the Company entered into a loan agreement with John Hancock Life Insurance Company for a $25,000,000 loan. The loan is a 10-year interest only loan at an interest rate of 5.65%. The proceeds of the loan were used in connection with the maturity of the Company’s mortgage loan with Allstate Life Insurance Company.

Sale Of Real Estate

On January 23, 2025, the Company (through its Operating Partnership) entered into a purchase and sale agreement for the sale of a property located at 25 Corporate Place, Piscataway, New Jersey for $16.0 million. There were conditions precedent to closing and the purchaser had the right to cancel the agreement in its sole discretion for any reason or for no reason by giving written notice of such election on or before March 24, 2025, which election could have been extended by the purchaser for an additional thirty (30) days upon timely notice to the Company. The purchaser did not provide notice of it right to cancel on or before March 24, 2025 and did not elect to extend its right to cancel the agreement. The transaction closed on April 23, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2024 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2025, owned and operated, through our Operating Partnership, a total of 51 properties consisting of approximately 6.6 million square feet of primarily industrial space on approximately 415 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. As of March 31, 2025, our properties were 95% leased to 61 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

We focus primarily on the acquisition, ownership, management and operation of commercial real estate located in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. To the extent it is in the best interests of our stockholders, we will seek to invest in a diversified portfolio of properties that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital, income growth, and enhancing stockholder value without taking undue risk. We anticipate that the majority of properties we acquire will have both the potential for growth in value and the ability to provide cash distributions to stockholders. In addition, we may continue to look for attractive opportunities to divest certain of our properties, potentially redeploying that capital in our focus markets.

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2024, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2025, there were no material changes to these policies.

Recent Developments:

Acquisitions of Real Estate:

On January 29, 2025, the Company (through its Operating Partnership) acquired for cash a 5.36 acre lot in Charlotte, North Carolina for $3.9 million, exclusive of closing costs. The property is currently leased to Excel Inc. (d/b/a DHL Supply Chain) pursuant to a lease expiring on December 31, 2025.

On December 23, 2024, the Company (through its Operating Partnership) acquired for cash a property located at 9111 Cheetos Circle, Fort Myers, Florida, consisting of approximately 10.5 acres of land and a 104,120 square-foot building for $35.0 million, exclusive of closing costs. The property is leased to Frito-Lay (a wholly owned subsidiary of PepsiCo) pursuant to a 10-year lease agreement expiring on December 31, 2034.

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
•
beginning with the redemption period December 1, 2022 and ending May 31, 2023, the number of redemptions receiving priority for death or disability will be limited to $1 million in shares per calendar year such that any stockholders requesting redemption upon death or disability will receive up to $1 million for shares per calendar year, and the remaining $1 million per calendar year will be available to redeem shares for the remainder of the Company’s stockholders in the following order of priority: (1) any redemptions that have been carried over from one or more previous semi-annual periods where the redemption amount remaining is less than $2,500; and (2) pro rata as to all other redemption requests (excluding redemptions upon death or disability); provided, however, that if the redemption requests upon death or disability are less than $1 million in shares in a calendar year, then the amount under $1 million would also be available for the remainder of the Company’s stockholders in accordance with the order of priority set forth in this sentence.
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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	December 5, 2017	$999,997
	2017	$14.36	$12.92	77,399	June 5, 2018	$999,995
	2018	$15.09	$13.58	73,637	June 5, 2019	$999,990
(1)	2019	$15.54	$13.99	-	-	$-
	2020	$17.52	$15.77	63,411	December 3, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
	2021	$22.25	$20.03	49,925	December 1, 2022	$999,998
	2022	$23.39	$21.05	95,011	June 2, 2023	$1,999,982
	2023	$29.00	$26.10	76,628	June 5, 2024	$1,999,991
(1)
On March 27, 2020, the Company’s Board unanimously approved suspending repurchases under the Program effective as of May 1, 2020 in order to preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. On March 16, 2021, the Board unanimously approved lifting the suspension and recommencing the Program, effective as of June 1, 2021.

On July 6, 2021, the Program was temporarily suspended during the Company’s self-tender offer and remained suspended for ten (10) business days following the expiration of the offer. The first redemption date following the recommencement of the Program was December 3, 2021.

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

On March 6, 2025, the Company received its annual valuation as of December 31, 2024. The annual valuation resulted in an adjustment to the redemption price under the Program from $26.10 to $26.37 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 17, 2025, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.37 per share is effective for the semi-annual period running from December 1, 2024 to May 31, 2025 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2025	2024	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$20,766	$19,972	$794	4%
Total revenues	20,766	19,972	794	4%
Operating Expenses:
Property operating expenses	4,175	3,894	281	7%
General and administrative	2,858	2,779	79	3%
Depreciation and amortization	3,737	3,489	248	7%
Total operating expenses	10,770	10,162	608	6%
Operating income	9,996	9,810	186	2%
Interest expense	(6,776)	(6,673)	103	2%
Equity in earnings of unconsolidated affiliate	60	55	5	9%
Other income	228	351	(123)	(35%)
Net income	3,508	3,543	(35)	(1%)
Less: Net income attributable to noncontrolling interest	561	563	(2)	(0%)
Net income attributable to common stockholders	$2,947	$2,980	$(33)	(1%)

Revenues

Total revenues increased $0.8 million, or 4%, to $20.8 million for the three months ended March 31, 2025 from $20.0 million for the three months ended March 31, 2024. The increase is primarily due to increased rental income attributable to higher rental rates in the first quarter of 2025 compared to the first quarter of 2024 and the Company's acquisition of a property in Fort Myers, Florida in the fourth quarter of 2024.

Operating Expenses

Operating expenses of $10.8 million for the three months ended March 31, 2025 increased $0.6 million, or 6%, from $10.2 million for the three months ended March 31, 2024, primarily due to increased property operating expenses and depreciation and amortization expense in the first quarter of 2025 compared to the first quarter of 2024. The increase in property operating expenses is primarily attributable to increased insurance and repair and maintenance expenses in the first quarter of 2025 compared to the first quarter of 2024, and property operating expenses attributable to the Company's property in Fort Myers, Florida acquired in the fourth quarter of 2024. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Fort Myers, Florida, which was acquired in the fourth quarter of 2024.

Interest Expense

Interest expense for the three months ended March 31, 2025 increased by $0.1 million, or 2%, to $6.8 million from $6.7 million for the three months ended March 31, 2024, primarily as a result of various debt refinancings.

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

Our available liquidity at March 31, 2025 was approximately $49.1 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of March 31, 2025, the Company had outstanding borrowings of $18.4 million under the revolving line of credit facility.

Net Cash Flows:

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Operating Activities

Net cash provided by operating activities was approximately $6.8 million for the three months ended March 31, 2025. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $7.9 million, partially offset by (ii) an increase in other assets of $0.5 million primarily attributable to increased rent receivables and (iii) a decrease in other liabilities of $0.6 million.

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

Investing Activities

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2025. Cash used in investing activities resulted from (i) the acquisitions of one property for $3.6 million and (ii) property improvements of $1.4 million.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2024. Cash used in investing activities resulted from property improvements of $0.1 million.

Financing Activities

Net cash used in financing activities was $3.4 million for the three months ended March 31, 2025. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.8 million, (ii) the payment of the Company’s fourth quarter 2024 dividend of $1.6 million, (iii) distributions to noncontrolling interests of $0.3 million and (iv) financing deposits and costs totaling $0.7 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2025 and 2024 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to common stockholders	$2,947	$2,980
Add NAREIT defined adjustments
Real estate depreciation	2,382	2,206
Amortization of in-place leases and deferred leasing costs	759	733
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	6,088	5,919
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(193)	20
Amortization of other intangible assets	31	(53)
Amortization of financing costs	415	531
Stock compensation expense	439	366
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$6,780	$6,783

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

Inflation

Inflation has increased substantially in the United States during the past few years. In response, the Federal Reserve increased interest rates throughout 2023, and, although the Federal Reserve lowered interest rates in September 2024 and November 2024, it may raise interest rates in the future. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into the First Amendment which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. The Term Loan facility of $50 million was paid in full on March 15, 2024. As of March 31, 2025, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $184,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, other than as set forth below:

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended March 31, 2025. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: May 9, 2025	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2025	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)