Form 10-Q
period 2025-06-30
GTJ REIT, INC.
filed 2025-08-08
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,345,167 shares of common stock as of August 5, 2025.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$232,141	$230,457
Buildings and improvements	334,240	340,367
Total real estate, at cost	566,381	570,824
Less: accumulated depreciation and amortization	(117,498)	(114,526)
Net real estate held for investment	448,883	456,298
Cash and cash equivalents	21,043	29,380
Restricted cash	245	143
Rental income in excess of amount billed	17,188	16,227
Acquired lease intangible assets, net	5,184	5,707
Investment in unconsolidated affiliate	3,741	3,699
Right-of-use asset - operating lease, net	2,146	2,285
Other assets	16,089	19,060
Total assets	$514,519	$532,799
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$465,472	$475,172
Secured revolving credit facility	18,400	18,400
Accounts payable and accrued expenses	4,134	5,800
Dividends payable	1,601	1,601
Acquired lease intangible liabilities, net	516	534
Right-of-use liability - operating lease	2,351	2,486
Other liabilities	6,549	7,241
Total liabilities	499,023	511,234
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,167 and 13,345,980 shares issued and outstanding at June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	130,926	131,857
Distributions in excess of net income	(119,356)	(115,264)
Total stockholders’ equity	11,571	16,594
Noncontrolling interest	3,925	4,971
Total equity	15,496	21,565
Total liabilities and equity	$514,519	$532,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$20,805	$19,346	$41,571	$39,318
Total revenues	20,805	19,346	41,571	39,318
Operating Expenses:
Property operating expenses	4,002	3,732	8,177	7,626
General and administrative	5,137	8,341	7,995	11,120
Depreciation and amortization	3,656	3,477	7,393	6,966
Total operating expenses	12,795	15,550	23,565	25,712
Operating income before gain on sale of real estate	8,010	3,796	18,006	13,606
Gain on sale of real estate	7,669	—	7,669	—
Operating income	15,679	3,796	25,675	13,606
Interest expense	(6,878)	(6,665)	(13,654)	(13,338)
Equity in earnings of unconsolidated affiliate	57	55	117	110
Other income	152	700	380	1,051
Net income (loss)	9,010	(2,114)	12,518	1,429
Less: Net income (loss) attributable to noncontrolling interest	1,502	(381)	2,063	182
Net income (loss) attributable to common stockholders	$7,508	$(1,733)	$10,455	$1,247
Net income (loss) per common share attributable to common stockholders - basic earnings per share	$0.56	$(0.13)	$0.78	$0.09
Net income (loss) per common share attributable to common stockholders - diluted earnings per share	$0.56	$(0.13)	$0.77	$0.09
Weighted average common shares outstanding – basic	13,352,574	13,328,389	13,349,295	13,327,677
Weighted average common shares outstanding – diluted	13,523,148	13,328,389	13,519,870	13,512,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2025	$—	13,345,980	$1	$131,857	$(115,264)	$16,594	$4,971	$21,565
Common stock dividends	—	—	—	—	(12,946)	(12,946)	—	(12,946)
Stock-based compensation	—	—	—	402	—	402	—	402
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,614)	(2,614)
Net income	—	—	—	—	2,947	2,947	561	3,508
Reallocation of equity	—	—	—	(68)	—	(68)	68	—
Balance at March 31, 2025	$—	13,345,980	$1	$132,191	$(125,263)	$6,929	$2,986	$9,915
Common stock dividends	—	—	—	—	(1,601)	(1,601)	—	(1,601)
Repurchases - common stock	—	(110,693)	—	(2,758)	—	(2,758)	—	(2,758)
Stock-based compensation	—	109,880	—	1,256	—	1,256	—	1,256
Distributions to noncontrolling interest	—	—	—	—	—	—	(326)	(326)
Net income	—	—	—	—	7,508	7,508	1,502	9,010
Reallocation of equity	—	—	—	237	—	237	(237)	—
Balance at June 30, 2025	$—	13,345,167	$1	$130,926	$(119,356)	$11,571	$3,925	$15,496

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2024	$—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614
Common stock dividends	—	—	—	—	(10,395)	(10,395)	—	(10,395)
Stock-based compensation	—	—	—	313	—	313	—	313
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,082)	(2,082)
Net income	—	—	—	—	2,980	2,980	563	3,543
Reallocation of equity	—	—	—	(52)	—	(52)	52	—
Balance at March 31, 2024	$—	13,326,965	$1	$132,478	$(114,745)	$17,734	$5,259	$22,993
Common stock dividends	—	—	—	—	(1,602)	(1,602)	—	(1,602)
Repurchases - common stock	—	(107,425)	—	(2,693)	—	(2,693)	—	(2,693)
Stock-based compensation	—	126,440	—	1,160	—	1,160	—	1,160
Distributions to noncontrolling interest	—	—	—	—	—	—	(323)	(323)
Net (loss)	—	—	—	—	(1,733)	(1,733)	(381)	(2,114)
Reallocation of equity	—	—	—	226	—	226	(226)	—
Balance at June 30, 2024	$—	13,345,980	$1	$131,171	$(118,080)	$13,092	$4,329	$17,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024

(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,518	$1,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,593	5,227
Amortization of intangibles and deferred charges	2,874	2,754
Gain on sale of real estate	(7,669)	—
Stock-based compensation	1,658	1,473
Non-cash lease expense	4	8
Rental income in excess of amount billed	(1,034)	(6)
Distributions from unconsolidated affiliate	75	75
Income from equity investment in unconsolidated affiliate	(117)	(110)
Changes in operating assets and liabilities:
Other assets	1,101	(401)
Accounts payable and accrued expenses	(1,551)	(895)
Other liabilities	(686)	(532)
Net cash provided by operating activities	12,766	9,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(2,331)	(582)
Deposit for property acquisition	—	(500)
Expenditures for property acquisitions	(3,577)	—
Proceeds from property disposition, net	15,767	—
Net cash provided by (used in) investing activities	9,859	(1,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(1,478)	(1,260)
Financing costs from mortgage notes payable	(490)	(3,624)
Proceeds from mortgage notes payable	25,000	125,000
Payment of mortgage notes payable at maturity	(33,649)	—
Payment of revolving credit facility	—	(40,000)
Payment of term loan payable	—	(50,000)
Repurchase of common stock	(2,758)	(2,693)
Cash distributions to noncontrolling interest	(2,938)	(2,394)
Cash dividends paid	(14,547)	(11,728)
Net cash (used in) provided by financing activities	(30,860)	13,301
Net (decrease) increase in cash and cash equivalents, including restricted cash	(8,235)	21,241
Cash and cash equivalents including restricted cash of $143 and $1,400, respectively, at the beginning of period	29,523	29,313
Cash and cash equivalents including restricted cash of $245 and $973, respectively, at the end of period	$21,288	$50,554
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$12,658	$11,971
Non-cash expenditures for real estate	$132	$51
Right-of-use asset and liability	$2,351	$2,614

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.92% as of June 30, 2025. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 21 properties and the sale of 3 properties from 2014 through June 30, 2025, the Company currently owns a 83.08% interest in a total of 50 properties consisting of approximately 6.6 million square feet (unaudited) of primarily industrial properties on approximately 408 acres (unaudited) of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At June 30, 2025, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of June 30, 2025 and December 31, 2024.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of $0.1 million and approximately $0.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The total amortization of in-place leases was $0.6 million for both the six months ended June 30, 2025 and June 30, 2024.

As of June 30, 2025, above-market and in-place leases of $0.6 million and $4.6 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2024, above-market and in-place leases of approximately $0.7 million and $5.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, approximately $0.5 million (net of accumulated amortization), relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2025, the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2025 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2025	$108	$577
2026	(14)	907
2027	4	673
2028	4	549
2029	(46)	481
2030	(63)	458
Thereafter	(108)	909
	$(115)	$4,554

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.1 million from this investment for both the six months ended June 30, 2025 and June 30, 2024.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of June 30, 2025 were $15.8 million and $8.4 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for both the six months ended June 30, 2025 and June 30, 2024 were $0.9 million and $0.7 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2024 were $15.9 million and $8.6 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at June 30, 2025 or December 31, 2024.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the six months ended June 30, 2025, the Company determined that the collectability of lease payments was probable and, therefore, did not record a write-off of any tenant receivables. For the six months ended June 30, 2024, the Company determined that collectability of one former tenant's outstanding lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.1 million and placed the tenant on the cash basis as of March 31, 2024. In addition, the Company received $0.6 million in February 2024 in full settlement of amounts due from a previous tenant that was placed on the cash basis during 2023.

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

Tenant receivables at June 30, 2025 and December 31, 2024 were $0.9 million and $1.2 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2025, under operating leases for the remainder of 2025, the next five years, and thereafter are as follows (in thousands):

Remainder of 2025	$33,527
2026	67,864
2027	61,536
2028	54,936
2029	46,829
2030	41,032
Thereafter	189,373
Total	$495,097

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

The following table presents additional disclosures regarding the Company’s rental income for the six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024
Fixed lease revenue	$34,384	$32,434
Variable lease revenue	7,187	6,884
Total lease revenue	$41,571	$39,318

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $2.6 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2025, the next five years, and thereafter (in thousands):

Remainder of 2025	$182
2026	374
2027	385
2028	397
2029	409
2030	421
Thereafter	469
Total future minimum lease payments	2,637
Less imputed interest	286
Total right-of-use liability - operating lease	$2,351

The following table presents additional disclosures regarding the Company’s office lease for the six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024
Operating lease costs	$181	$176
Variable lease costs	7	6
Total lease costs	$188	$182

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of June 30, 2025, and December 31, 2024, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2025, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the six months ended June 30, 2025, rental income of $5.6 million derived from five leases with the City of New York represented 13% of the Company’s rental income. For the six months ended June 30, 2024, rental income of $4.8 million derived from five leases with the City of New York represented 12% of the Company’s rental income.

For the six months ended June 30, 2025, rental income of $5.7 million derived from six leases with Federal Express represented 14% of the Company’s rental income. For the six months ended June 30, 2024, rental income of $5.8 million derived from six leases with Federal Express represented 15% of the Company’s rental income.

For the six months ended June 30, 2025, rental income of $3.9 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 9% of the Company’s rental income. For the six months ended June 30, 2024, rental income of $3.9 million derived from one lease with Avis represented 10% of the Company’s rental income.

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

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the six months ended June 30, 2025:

Purchase Price Allocation
Land	$3,937
Land improvements	16
Acquired lease intangible assets/liabilities (1)	(2)
Other assets	6
Total consideration	$3,957
(1)
Acquired lease intangible assets/liabilities include both in-place and below-market lease allocations.

On April 23, 2025, the Company sold the property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million, resulting in an aggregate gain of $7.7 million, including $0.2 million in closing costs.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2025	December 31, 2024	Maturity
Allstate Life Insurance Company	4.00%	-	33,945	5/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	31,764	32,059	4/1/2028
Transamerica Life Insurance Company	3.45%	7,691	7,809	4/1/2030
American General Life Insurance Company	6.12%	123,240	124,009	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
John Hancock Life Insurance Company (U.S.A)	5.65%	25,000	—	5/1/2035
	Subtotal	476,695	486,822
	Unamortized loan costs	(11,223)	(11,650)
	Total	$465,472	$475,172

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

John Hancock Life Insurance Company (U.S.A.):

On April 17, 2025, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with John Hancock Life Insurance Company (USA). The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $25.0 million. The loan is evidenced by secured promissory notes. Each note is made by one of the borrowers and the combined principal amounts of the notes are equal to the amount of the loan. The proceeds of the loan were used in connection with the payoff of the Company's mortgage loan with Allstate Life Insurance Company.

The term of each note is ten years and requires interest-only payments at the rate of 5.65% per annum on the principal balance of the note until May 1, 2035, the loan maturity date. Subject to the terms of the loan agreement, on or after June 1, 2029, each note may be prepaid in whole upon not less than 30 days' nor more than 90 days' prior written notice to the lender. Subject to certain exceptions, upon prepayment, the borrowers must remit a prepayment premium equal to the greater of (i) 1% of the principal balance of the note immediately prior to such prepayment and (ii) a yield protection amount calculated in accordance with the terms of the notes. If a default exists, the outstanding principal balance of the notes shall bear interest at a rate equal to 7% per annum over the note rate, but in no event to exceed the highest rate permitted under the laws of the jurisdiction where the property secured by the mortgage is situated. The notes contain other terms and provisions that are customary for instruments of this nature.

In connection with all loan agreements, the Company is required to comply with certain covenants. As of June 30, 2025, the Company was in compliance with all covenants.

Principal Repayments:

As of June 30, 2025, scheduled principal repayments for the remainder of 2025, the next five years and thereafter are as follows (in thousands):

Remainder of 2025	$1,214
2026	2,641
2027	3,019
2028	71,697
2029	2,656
2030	9,073
Thereafter	386,395
Total	$476,695

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

On July 25, 2025, the Company exercised its option to extend the maturity date of the Revolver for one year to August 5, 2026.

Outstanding borrowings under the Revolver with Key Bank were $18.4 million as of both June 30, 2025 and December 31, 2024, which were SOFR rate borrowings. Unamortized loan costs for the Revolver were less than $0.1 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.1 million for both the three months ended June 30, 2025 and 2024. Amortization of loan costs with Key Bank were $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2025, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2025, or December 31, 2024.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2025, and December 31, 2024, the Company had a total of 13,345,167 and 13,345,980 shares of common stock issued and outstanding, respectively.

On June 25, 2025, the Company withheld 34,850 shares of common stock pursuant to its 2017 Incentive Award Plan (the "2017 Plan") from certain officers of the Company and a member of the Board at a price of $21.75 per share for a total consideration of approximately $0.8 million to satisfy tax withholding obligations payable upon the vesting of restricted stock.

On June 4, 2025, the Company purchased 75,843 shares of common stock pursuant to its share redemption program at a purchase price of $26.37 per share for a total consideration of approximately $2.0 million.

On June 26, 2024, the Company withheld 30,797 shares of common stock pursuant to the 2017 Plan from certain officers of the Company and a member of the Board at a price of $22.50 per share for a total consideration of approximately $0.7 million to satisfy tax withholding obligations payable upon the vesting of restricted stock.

On June 5, 2024, the Company purchased 76,628 shares of common stock pursuant to its share redemption program at a purchase price of $26.10 per share for a total consideration of approximately $2.0 million.

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2025:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 11, 2025	March 31, 2025	April 10, 2025	$0.85	(1)
March 11, 2025	March 31, 2025	April 17, 2025	$0.12
June 5, 2025	June 30, 2025	July 11, 2025	$0.12

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

The 2017 Plan was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of June 30, 2025, the Company had 794,571 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. For both the six months ended June 30, 2025 and June 30, 2024 there was $0.2 million of stock compensation expense relating to these options.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
June 4, 2020	72,834	$12.70	$925,000	9 Years	(2)
June 4, 2020	16,530	$12.70	$210,000	Immediately	(1)
June 10, 2021	123,947	$11.90	$1,475,000	9 Years	(2)
June 10, 2021	22,686	$11.90	$270,000	Immediately	(1)
June 9, 2022	85,398	$18.15	$1,550,000	9 Years	(2)
June 9, 2022	14,874	$18.15	$270,000	Immediately	(1)
June 8, 2023	78,548	$16.55	$1,300,000	9 Years	(2)
June 8, 2023	16,615	$16.55	$275,000	Immediately	(1)
June 13, 2024	111,776	$22.50	$2,515,000	9 Years	(2)
June 13, 2024	14,664	$22.50	$330,000	Immediately	(1)
June 5, 2025	91,952	$21.75	$2,000,000	9 Years	(2)
June 5, 2025	17,928	$21.75	$390,000	Immediately	(1)
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

For the six months ended June 30, 2025 and 2024, the Company’s total stock-based compensation in the statement of equity was $1.7 million and $1.5 million, respectively. As of June 30, 2025, there was approximately $4.3 million of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

At June 30, 2025, 600,000 stock options were outstanding, of which 200,000 were vested and 400,000 were non-vested, and 1,182,569 shares of restricted stock were outstanding, 960,491 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2024	185,967	$18.03
New shares issued through June 30, 2025	109,880	$21.75
Vested	(73,769)	$20.51
Non-vested shares outstanding as of June 30, 2025	222,078	$19.26

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of June 30, 2025:

Number of Shares
Remainder of 2025	36,093
2026	60,203
2027	43,451
2028	31,229
2029	21,546
2030	14,058
Thereafter	15,498
Total Non-vested Shares	222,078

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 170,575 and 184,889 common share equivalents related to stock options in the six months ended June 30, 2025 and 2024, respectively, presented in Diluted EPS. For the three months ended June 30, 2024, common share equivalents are not included in Diluted EPS since they would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders	$7,508	$(1,733)	$10,455	$1,247
Denominator:
Weighted average common shares outstanding – basic	13,352,574	13,328,389	13,349,295	13,327,677
Weighted average common shares outstanding – diluted	13,523,148	13,328,389	13,519,870	13,512,566
Basic and Diluted Per Share Information:
Net income per share – basic	$0.56	$(0.13)	$0.78	$0.09
Net income per share – diluted	$0.56	$(0.13)	$0.77	$0.09

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

Environmental Matters:

As of June 30, 2025, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$21,043	$21,043	$29,380	$29,380
Restricted cash	245	245	143	143
Rent and other receivables	928	928	1,285	1,285
Financial liabilities:
Dividends payable	1,601	1,601	1,601	1,601
Accounts payable and accrued expenses	4,134	4,134	5,800	5,800
Secured revolving credit facility	18,400	18,400	18,400	18,400
Mortgage notes payable	476,695	459,261	486,822	455,082

11. SUBSEQUENT EVENTS:

On August 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the third quarter ended September 30, 2025, to common stockholders of record as of the close of business on September 30, 2025, payable on October 10, 2025.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2025, owned and operated, through our Operating Partnership, a total of 50 properties consisting of approximately 6.6 million square feet of primarily industrial space on approximately 408 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. As of June 30, 2025, our properties were 95% leased to 60 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2024, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2025, there were no material changes to these policies.

Recent Developments:

Sale of Real Estate:

On April 23, 2025, the Company sold the property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million, resulting in an aggregate gain of $7.7 million, including $0.2 million in closing costs.

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

Proceeds of Mortgage Note Payable:

On April 17, 2025, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with John Hancock Life Insurance Company (U.S.A.). The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $25.0 million. The proceeds of the loan were used in connection with the payoff of the Company's mortgage loan with Allstate Life Insurance Company.

On March 15, 2024, three wholly owned subsidiaries of the Operating Partnership entered into a loan agreement with American General Life Insurance Company. The loan agreement provides for a cross-defaulted, cross-collateralized portfolio of commercial mortgage loans in the aggregate principal amount of $125.0 million. The Company used a portion of the proceeds to pay off $90 million of indebtedness that was outstanding under its secured credit facility with Keybank National Association, consisting of $40 million under the Company's revolving credit facility and $50 million under the Company's term loan.

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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	December 5, 2017	$999,997
	2017	$14.36	$12.92	77,399	June 5, 2018	$999,995
	2018	$15.09	$13.58	73,637	June 5, 2019	$999,990
(1)	2019	$15.54	$13.99	-	-	$-
	2020	$17.52	$15.77	63,411	December 3, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
	2021	$22.25	$20.03	49,925	December 1, 2022	$999,998
	2022	$23.39	$21.05	95,011	June 2, 2023	$1,999,982
	2023	$29.00	$26.10	76,628	June 5, 2024	$1,999,991
	2024	$29.30	$26.37	75,843	June 4, 2025	$1,999,980
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

Financial Condition and Results of Operations:

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2025	2024	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$20,805	$19,346	$1,459	8%
Total revenues	20,805	19,346	1,459	8%
Operating Expenses:
Property operating expenses	4,002	3,732	270	7%
General and administrative	5,137	8,341	(3,204)	(38%)
Depreciation and amortization	3,656	3,477	179	5%
Total operating expenses	12,795	15,550	(2,755)	(18%)
Operating income before gain on sale of real estate	8,010	3,796	4,214	111%
Gain on sale of real estate	7,669	—	7,669	N/A
Operating income	15,679	3,796	11,883	313%
Interest expense	(6,878)	(6,665)	213	3%
Equity in earnings of unconsolidated affiliate	57	55	2	4%
Other income	152	700	(548)	(78%)
Net income (loss)	9,010	(2,114)	11,124	NM
Less: Net income (loss) attributable to noncontrolling interest	1,502	(381)	1,883	NM
Net income attributable to common stockholders	$7,508	$(1,733)	$9,241	NM

* NM - not meaningful

Revenues

Total revenues increased $1.5 million, or 8%, to $20.8 million for the three months ended June 30, 2025 from $19.3 million for the three months ended June 30, 2024. The increase is primarily due to increased rental income attributable to higher rental rates in the second quarter of 2025 compared to the second quarter of 2024 and the Company's acquisition of a property in Fort Myers, Florida in the fourth quarter of 2024.

Operating Expenses

Operating expenses of $12.8 million for the three months ended June 30, 2025 decreased $2.8 million, or 18%, from $15.6 million for the three months ended June 30, 2024, primarily due to decreased general and administrative expenses, partially offset by increased property operating expenses and depreciation and amortization expense in the second quarter of 2025 compared to the second quarter of 2024. The decrease in general and administrative expenses is primarily attributable to decreased executive compensation in the second quarter of 2025 compared to the second quarter of 2024. The increase in property operating expenses is primarily due to increased insurance expense and repair and maintenance expenses in the second quarter of 2025 compared to the second quarter of 2024, and property operating expenses attributable to the Company's property in Fort Myers, Florida acquired in the fourth quarter of 2024. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Fort Myers, Florida, which was acquired in the fourth quarter of 2024.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in Piscataway, New Jersey for $16.0 million on April 23, 2025.

Interest Expense

Interest expense for the three months ended June 30, 2025 increased by $0.2 million, or 3%, to $6.9 million from $6.7 million for the three months ended June 30, 2024, primarily as a result of various debt refinancings.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2025	2024	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$41,571	$39,318	$2,253	6%
Total revenues	41,571	39,318	2,253	6%
Operating Expenses:
Property operating expenses	8,177	7,626	551	7%
General and administrative	7,995	11,120	(3,125)	(28%)
Depreciation and amortization	7,393	6,966	427	6%
Total operating expenses	23,565	25,712	(2,147)	(8%)
Operating income before gain on sale of real estate	18,006	13,606	4,400	32%
Gain on sale of real estate	7,669	—	7,669	N/A
Operating income	25,675	13,606	12,069	89%
Interest expense	(13,654)	(13,338)	316	2%
Equity in earnings of unconsolidated affiliate	117	110	7	6%
Other income	380	1,051	(671)	(64%)
Net income	12,518	1,429	11,089	776%
Less: Net income attributable to noncontrolling interest	2,063	182	1,881	1034%
Net income attributable to common stockholders	$10,455	$1,247	$9,208	738%

Revenues

Total revenues increased $2.3 million, or 6%, to $41.6 million for the six months ended June 30, 2025 from $39.3 million for the six months ended June 30, 2024. The increase is primarily due to increased rental income attributable to higher rental rates in 2025 compared to 2024, and the Company's acquisition of a property in Fort Myers, Florida in the fourth quarter of 2024.

Operating Expenses

Operating expenses of $23.6 million for the six months ended June 30, 2025 decreased $2.1 million, or 8%, from $25.7 million for the six months ended June 30, 2024, primarily due to decreased general and administrative expenses, partially offset by increased property operating expenses and depreciation and amortization expense. The decrease in general and administrative expenses is primarily attributable to lower executive compensation in 2025 compared to 2024. The increase in property operating expenses is primarily due to increased insurance expense and repair and maintenance expenses in 2025 compared to 2024, and property operating expenses attributable to the Company's property in Fort Myers, Florida acquired in the fourth quarter of 2024. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Fort Myers, Florida, which was acquired in the fourth quarter of 2024.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in Piscataway, New Jersey for $16.0 million on April 23, 2025.

Interest Expense

Interest expense for the six months ended June 30, 2025 increased by $0.3 million, or 2%, to approximately $13.6 million from $13.3 million for the six months ended June 30, 2024, primarily as a result of various debt refinancings.

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

On July 25, ,2025, the Company exercised its option to extend the maturity date of the Revolver for one year to August 5, 2026.

Our available liquidity at June 30, 2025 was approximately $42.6 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of June 30, 2025, the Company had outstanding borrowings of $18.4 million under the revolving line of credit facility.

Net Cash Flows:

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Operating Activities

Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2025. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, gain on sale of real estate, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $13.9 million and (ii) a decrease in other assets of $1.1 million, partially offset by (iii) a decrease in accounts payable and accrued expenses of approximately $1.5 million and (iv) a decrease in other liabilities of $0.7 million.

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

Investing Activities

Net cash provided by investing activities was $9.9 million for the six months ended June 30, 2025. Cash provided by investing activities resulted from (i) net proceeds from the disposition of one property of $15.8 million, partially offset by (ii) the acquisition of one property for $3.6 million and (iii) property improvements of $2.3 million.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2024. Cash used in investing activities resulted from (i) property improvements of $0.6 million and (ii) deposit for property acquisition of $0.5 million.

Financing Activities

Net cash used in financing activities was $30.9 million for the six months ended June 30, 2025. Cash used in financing activities resulted from (i) the payment of mortgage principal of $1.5 million, (ii) the repayment of the Company's mortgage indebtedness with Allstate Life Insurance Company of $33.6 million, (iii) the payment of the Company’s fourth quarter 2024 dividend, 2024 supplemental dividend and 2025 first quarter dividend totaling approximately $14.6 million, (iv) distributions to noncontrolling interests of $2.9 million, (v) repurchases of the Company's common stock of $2.8 million and (vi) financing deposits and costs of $0.5 million, partially offset by (vii) proceeds of mortgage payable with John Hancock Life Insurance Company of $25.0 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$7,508	$(1,733)	$10,455	$1,247
Add NAREIT defined adjustments
Real estate depreciation	2,316	2,196	4,697	4,401
Gain on sale of real estate	(6,372)	—	(6,372)	—
Amortization of in-place leases and deferred leasing costs	748	725	1,508	1,458
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	4,200	1,188	10,288	7,106
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(661)	(30)	(857)	(10)
Amortization of other intangible assets	20	(52)	51	(105)
Amortization of financing costs	428	422	843	952
Stock compensation expense	835	756	1,274	1,122
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$4,822	$2,284	$11,599	$9,065

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into the First Amendment which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. The Term Loan facility of $50 million was paid in full on March 15, 2024. As of June 30, 2025, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $184,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company's purchase of 75,843 shares for $1,999,980 pursuant to its Share Redemption Program and the Company's purchase of 34,850 shares for $757,988 pursuant to its 2017 Incentive Award Plan, the Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended June 30, 2025. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: August 8, 2025	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2025	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)