Form 10-Q
period 2025-09-30
GTJ REIT, INC.
filed 2025-11-07
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,345,167 shares of common stock as of November 4, 2025.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$232,141	$230,457
Buildings and improvements	335,347	340,367
Total real estate, at cost	567,488	570,824
Less: accumulated depreciation and amortization	(120,364)	(114,526)
Net real estate held for investment	447,124	456,298
Cash and cash equivalents	23,015	29,380
Restricted cash	453	143
Rental income in excess of amount billed	17,794	16,227
Acquired lease intangible assets, net	4,865	5,707
Investment in unconsolidated affiliate	3,708	3,699
Right-of-use asset - operating lease, net	2,076	2,285
Other assets	19,215	19,060
Total assets	$518,250	$532,799
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$465,321	$475,172
Secured revolving credit facility	18,400	18,400
Accounts payable and accrued expenses	4,814	5,800
Dividends payable	1,601	1,601
Acquired lease intangible liabilities, net	431	534
Right-of-use liability - operating lease	2,282	2,486
Other liabilities	7,539	7,241
Total liabilities	500,388	511,234
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,167 and 13,345,980 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	131,207	131,857
Distributions in excess of net income	(117,644)	(115,264)
Total stockholders’ equity	13,564	16,594
Noncontrolling interest	4,298	4,971
Total equity	17,862	21,565
Total liabilities and equity	$518,250	$532,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$20,875	$19,472	$62,446	$58,790
Total revenues	20,875	19,472	62,446	58,790
Operating Expenses:
Property operating expenses	4,026	3,749	12,203	11,375
General and administrative	2,556	2,472	10,551	13,592
Depreciation and amortization	3,771	3,441	11,164	10,407
Total operating expenses	10,353	9,662	33,918	35,374
Operating income before gain on sale of real estate	10,522	9,810	28,528	23,416
Gain on sale of real estate	—	—	7,669	—
Operating income	10,522	9,810	36,197	23,416
Interest expense	(6,768)	(6,651)	(20,422)	(19,989)
Equity in earnings of unconsolidated affiliate	67	54	184	164
Other income	134	584	514	1,635
Net income	3,955	3,797	16,473	5,226
Less: Net income attributable to noncontrolling interest	642	612	2,705	794
Net income attributable to common stockholders	$3,313	$3,185	$13,768	$4,432
Net income per common share attributable to common stockholders - basic earnings per share	$0.25	$0.24	$1.03	$0.33
Net income per common share attributable to common stockholders - diluted earnings per share	$0.25	$0.24	$1.02	$0.33
Weighted average common shares outstanding – basic	13,345,167	13,345,980	13,347,904	13,333,823
Weighted average common shares outstanding – diluted	13,515,742	13,530,869	13,518,479	13,518,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2025	$—	13,345,980	$1	$131,857	$(115,264)	$16,594	$4,971	$21,565
Common stock dividends	—	—	—	—	(12,946)	(12,946)	—	(12,946)
Stock-based compensation	—	—	—	402	—	402	—	402
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,614)	(2,614)
Net income	—	—	—	—	2,947	2,947	561	3,508
Reallocation of equity	—	—	—	(68)	—	(68)	68	—
Balance at March 31, 2025	$—	13,345,980	$1	$132,191	$(125,263)	$6,929	$2,986	$9,915
Common stock dividends	—	—	—	—	(1,601)	(1,601)	—	(1,601)
Repurchases - common stock	—	(110,693)	—	(2,758)	—	(2,758)	—	(2,758)
Stock-based compensation	—	109,880	—	1,256	—	1,256	—	1,256
Distributions to noncontrolling interest	—	—	—	—	—	—	(326)	(326)
Net income	—	—	—	—	7,508	7,508	1,502	9,010
Reallocation of equity	—	—	—	237	—	237	(237)	—
Balance at June 30, 2025	$—	13,345,167	$1	$130,926	$(119,356)	$11,571	$3,925	$15,496
Common stock dividends	—	—	—	—	(1,601)	(1,601)	—	(1,601)
Stock-based compensation	—	—	—	338	—	338	—	338
Distributions to noncontrolling interest	—	—	—	—	—	—	(326)	(326)
Net income	—	—	—	—	3,313	3,313	642	3,955
Reallocation of equity	—	—	—	(57)	—	(57)	57	—
Balance at September 30, 2025	$—	13,345,167	$1	$131,207	$(117,644)	$13,564	$4,298	$17,862

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2024	$—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614
Common stock dividends	—	—	—	—	(10,395)	(10,395)	—	(10,395)
Stock-based compensation	—	—	—	313	—	313	—	313
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,082)	(2,082)
Net income	—	—	—	—	2,980	2,980	563	3,543
Reallocation of equity	—	—	—	(52)	—	(52)	52	—
Balance at March 31, 2024	$—	13,326,965	$1	$132,478	$(114,745)	$17,734	$5,259	$22,993
Common stock dividends	—	—	—	—	(1,602)	(1,602)	—	(1,602)
Repurchases - common stock	—	(107,425)	—	(2,693)	—	(2,693)	—	(2,693)
Stock-based compensation	—	126,440	—	1,160	—	1,160	—	1,160
Distributions to noncontrolling interest	—	—	—	—	—	—	(323)	(323)
Net (loss)	—	—	—	—	(1,733)	(1,733)	(381)	(2,114)
Reallocation of equity	—	—	—	226	—	226	(226)	—
Balance at June 30, 2024	$—	13,345,980	$1	$131,171	$(118,080)	$13,092	$4,329	$17,421
Common stock dividends	—	—	—	—	(1,601)	(1,601)	—	(1,601)
Stock-based compensation	—	—	—	412	—	412	—	412
Distributions to noncontrolling interest	—	—	—	—	—	—	(323)	(323)
Net income	—	—	—	—	3,185	3,185	612	3,797
Reallocation of equity	—	—	—	(69)	—	(69)	69	—
Balance at September 30, 2024	$—	13,345,980	$1	$131,514	$(116,496)	$15,019	$4,687	$19,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,473	$5,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,479	7,832
Amortization of intangibles and deferred charges	4,269	4,079
Gain on sale of real estate	(7,669)	—
Stock-based compensation	1,996	1,885
Non-cash lease expense	5	13
Rental income in excess of amount billed	(1,644)	(51)
Distributions from unconsolidated affiliate	175	164
Income from equity investment in unconsolidated affiliate	(184)	(164)
Changes in operating assets and liabilities:
Other assets	(1,754)	(2,927)
Accounts payable and accrued expenses	(950)	(350)
Other liabilities	234	1,423
Net cash provided by operating activities	19,430	17,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(3,360)	(1,368)
Deposit for property acquisition	(1,000)	(1,380)
Expenditures for property acquisitions	(3,577)	—
Return of capital from unconsolidated affiliate	—	11
Proceeds from property disposition, net	15,767	—
Net cash provided by (used in) investing activities	7,830	(2,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(2,081)	(2,145)
Financing costs from mortgage notes payable	(490)	(3,624)
Proceeds from mortgage notes payable	25,000	125,000
Payment of mortgage notes payable at maturity	(33,649)	—
Payment of revolving credit facility	—	(40,000)
Payment of term loan payable	—	(50,000)
Repurchase of common stock	(2,758)	(2,693)
Cash distributions to noncontrolling interest	(3,189)	(2,668)
Cash dividends paid	(16,148)	(13,330)
Net cash (used in) provided by financing activities	(33,315)	10,540
Net (decrease) increase in cash and cash equivalents, including restricted cash	(6,055)	24,933
Cash and cash equivalents including restricted cash of $143 and $1,400, respectively, at the beginning of period	29,523	29,313
Cash and cash equivalents including restricted cash of $453 and $376, respectively, at the end of period	$23,468	$54,246
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$18,942	$18,122
Non-cash expenditures for real estate	$211	$327
Right-of-use asset and liability	$2,282	$2,551

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.92% as of September 30, 2025. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 21 properties and the sale of 3 properties from 2014 through September 30, 2025, the Company currently owns a 83.08% interest in a total of 50 properties consisting of approximately 6.6 million square feet of primarily industrial properties on approximately 408 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At September 30, 2025, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of September 30, 2025 and December 31, 2024.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of $0.1 million and approximately $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The total amortization of in-place leases was $0.9 million and $0.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

As of September 30, 2025, above-market and in-place leases of $0.6 million and $4.3 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2024, above-market and in-place leases of approximately $0.7 million and $5.0 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, approximately $0.4 and $0.5 million (net of accumulated amortization), respectively, relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2025, the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at September 30, 2025 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2025	$54	$288
2026	(14)	907
2027	4	673
2028	4	549
2029	(46)	481
2030	(63)	458
Thereafter	(108)	909
	$(169)	$4,265

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.2 million from this investment for both the nine months ended September 30, 2025 and September 30, 2024.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of September 30, 2025 were $15.5 million and $8.2 million, respectively. Total revenues and expenses of the Company's investment in unconsolidated affiliate were $1.4 million and $1.0 million, respectively, for the nine months ended September 30, 2025 and September 30, 2024. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2024 were $15.9 million and $8.6 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at September 30, 2025 and December 31, 2024.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the nine months ended September 30, 2025, the Company determined that the collectability of lease payments was probable and, therefore, did not record a write-off of any tenant receivables. For the nine months ended September 30, 2024, the Company determined that collectability of one former tenant's outstanding lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of $0.1 million and placed the tenant on the cash basis as of March 31, 2024. In addition, the Company received $0.6 million in February 2024 in full settlement of amounts due from a previous tenant that was placed on the cash basis during 2023.

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

Tenant receivables at September 30, 2025 and December 31, 2024 were $2.4 million and $1.2 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of September 30, 2025, under operating leases for the remainder of 2025, the next five years, and thereafter are as follows (in thousands):

Remainder of 2025	$16,849
2026	68,025
2027	61,704
2028	55,112
2029	47,013
2030	41,241
Thereafter	189,373
Total	$479,317

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

The following table presents additional disclosures regarding the Company’s rental income for the nine months ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Fixed lease revenue	$51,635	$48,669
Variable lease revenue	10,811	10,121
Total lease revenue	$62,446	$58,790

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $2.5 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2025, the next five years, and thereafter (in thousands):

Remainder of 2025	$91
2026	374
2027	385
2028	397
2029	409
2030	421
Thereafter	469
Total future minimum lease payments	2,546
Less imputed interest	264
Total right-of-use liability - operating lease	$2,282

The following table presents additional disclosures regarding the Company’s office lease for the nine months ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Operating lease costs	$272	$264
Variable lease costs	12	13
Total lease costs	$284	$277

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of September 30, 2025, and December 31, 2024, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of September 30, 2025, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the nine months ended September 30, 2025, rental income of $8.7 million derived from five leases with the City of New York represented 14% of the Company’s rental income. For the nine months ended September 30, 2024, rental income of $7.1 million derived from five leases with the City of New York represented 12% of the Company’s rental income.

For the nine months ended September 30, 2025, rental income of $8.5 million derived from six leases with Federal Express represented 14% of the Company’s rental income. For the nine months ended September 30, 2024, rental income of $8.7 million derived from six leases with Federal Express represented 15% of the Company’s rental income.

For the nine months ended September 30, 2025, rental income of $5.8 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 9% of the Company’s rental income. For the nine months ended September 30, 2024, rental income of $5.8 million derived from one lease with Avis represented 10% of the Company’s rental income.

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

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the nine months ended September 30, 2025:

Purchase Price Allocation
Land	$3,937
Land improvements	16
Acquired lease intangible assets/liabilities (1)	(2)
Other assets	6
Total consideration	$3,957
(1)
Acquired lease intangible assets/liabilities include both in-place and below-market lease allocations.

On April 23, 2025, the Company sold the property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million, resulting in an aggregate gain of $7.7 million, net of $0.2 million in closing costs.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	September 30, 2025	December 31, 2024	Maturity
Allstate Life Insurance Company	4.00%	—	33,945	5/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	31,614	32,059	4/1/2028
Transamerica Life Insurance Company	3.45%	7,632	7,809	4/1/2030
American General Life Insurance Company	6.12%	122,846	124,009	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
John Hancock Life Insurance Company (U.S.A)	5.65%	25,000	—	5/1/2035
	Subtotal	476,092	486,822
	Unamortized loan costs	(10,771)	(11,650)
	Total	$465,321	$475,172

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of September 30, 2025, the Company was in compliance with all covenants.

Principal Repayments:

As of September 30, 2025, scheduled principal repayments for the remainder of 2025, the next five years and thereafter are as follows (in thousands):

Remainder of 2025	$611
2026	2,641
2027	3,019
2028	71,697
2029	2,656
2030	9,073
Thereafter	386,395
Total	$476,092

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

Outstanding borrowings under the Revolver with Key Bank were $18.4 million as of both September 30, 2025 and December 31, 2024, which were SOFR rate borrowings. Unamortized loan costs for the Revolver were $0.1 million as of September 30, 2025 and December 31, 2024, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were less than $0.1 million for both the three months ended September 30, 2025 and 2024. Amortization of loan costs with Key Bank were $0.1 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2025, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of September 30, 2025, or December 31, 2024.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of September 30, 2025, and December 31, 2024, the Company had a total of 13,345,167 and 13,345,980 shares of common stock issued and outstanding, respectively.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the nine months ended September 30, 2025:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 11, 2025	March 31, 2025	April 10, 2025	$0.85	(1)
March 11, 2025	March 31, 2025	April 17, 2025	$0.12
June 5, 2025	June 30, 2025	July 11, 2025	$0.12
August 5, 2025	September 30, 2025	October 10, 2025	$0.12

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

The 2017 Plan was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of September 30, 2025, the Company had 794,571 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. There was $0.2 million and $0.3 million of stock compensation expense relating to these options for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

For the nine months ended September 30, 2025 and 2024, the Company’s total stock-based compensation in the statement of equity was $2.0 million and $1.9 million, respectively. As of September 30, 2025, there was approximately $3.9 million of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

At September 30, 2025, 600,000 stock options were outstanding, all of which were vested, and 1,182,569 shares of restricted stock were outstanding, 978,538 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested shares outstanding as of December 31, 2024	185,967	$18.03
New shares issued through September 30, 2025	109,880	$21.75
Vested	(91,816)	$20.35
Non-vested shares outstanding as of September 30, 2025	204,031	$19.31

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of September 30, 2025:

Number of Shares
Remainder of 2025	18,046
2026	60,203
2027	43,451
2028	31,229
2029	21,546
2030	14,058
Thereafter	15,498
Total Non-vested Shares	204,031

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 170,575 and 184,889 common share equivalents related to stock options in the nine months ended September 30, 2025 and 2024, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders	$3,313	$3,185	$13,768	$4,432
Denominator:
Weighted average common shares outstanding – basic	13,345,167	13,345,980	13,347,904	13,333,823
Weighted average common shares outstanding – diluted	13,515,742	13,530,869	13,518,479	13,518,712
Basic and Diluted Per Share Information:
Net income per share – basic	$0.25	$0.24	$1.03	$0.33
Net income per share – diluted	$0.25	$0.24	$1.02	$0.33

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

Environmental Matters:

As of September 30, 2025, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$23,015	$23,015	$29,380	$29,380
Restricted cash	453	453	143	143
Rent and other receivables	2,409	2,409	1,285	1,285
Financial liabilities:
Dividends payable	1,601	1,601	1,601	1,601
Accounts payable and accrued expenses	4,814	4,814	5,800	5,800
Secured revolving credit facility	18,400	18,400	18,400	18,400
Mortgage notes payable	476,092	458,196	486,822	455,082

11. SUBSEQUENT EVENTS:

On November 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the fourth quarter ended December 31, 2025, to common stockholders of record as of the close of business on December 31, 2025, payable on January 9, 2026.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of September 30, 2025, owned and operated, through our Operating Partnership, a total of 50 properties consisting of approximately 6.6 million square feet of primarily industrial space on approximately 408 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. As of September 30, 2025, our properties were 95% leased to 61 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2024, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2025, there were no material changes to these policies.

Recent Developments:

Sale of Real Estate:

On April 23, 2025, the Company sold the property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million, resulting in an aggregate gain of $7.7 million, net of $0.2 million in closing costs.

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

Extension of Revolving Line of Credit Facility:

On July 25, 2025, the Company exercised its option to extend the maturity date of its revolving line of credit facility for one year to August 5, 2026.

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

Financial Condition and Results of Operations:

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2025	2024	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$20,875	$19,472	$1,403	7%
Total revenues	20,875	19,472	1,403	7%
Operating Expenses:
Property operating expenses	4,026	3,749	277	7%
General and administrative	2,556	2,472	84	3%
Depreciation and amortization	3,771	3,441	330	10%
Total operating expenses	10,353	9,662	691	7%
Operating income	10,522	9,810	712	7%
Interest expense	(6,768)	(6,651)	117	2%
Equity in earnings of unconsolidated affiliate	67	54	13	24%
Other income	134	584	(450)	(77%)
Net income	3,955	3,797	158	4%
Less: Net income attributable to noncontrolling interest	642	612	30	5%
Net income attributable to common stockholders	$3,313	$3,185	$128	4%

Revenues

Total revenues increased $1.4 million, or 7%, to $20.9 million for the three months ended September 30, 2025 from $19.5 million for the three months ended September 30, 2024. The increase is primarily due to increased rental income attributable to higher rental rates in the third quarter of 2025 compared to the third quarter of 2024 and the Company's acquisition of a property in Fort Myers, Florida in the fourth quarter of 2024, partially offset by the sale of one property in Piscataway, New Jersey in the second quarter of 2025.

Operating Expenses

Operating expenses of $10.4 million for the three months ended September 30, 2025 increased $0.7 million, or 7%, from $9.7 million for the three months ended September 30, 2024, primarily due to increased property operating expenses and depreciation and amortization expense in the third quarter of 2025 compared to the third quarter of 2024. The increase in property operating expenses is primarily due to increased insurance expense, utility expense and legal and professional expense in the third quarter of 2025 compared to the third quarter of 2024, and property operating expenses attributable to the Company's property in Fort Myers, Florida acquired in the fourth quarter of 2024, partially offset by the elimination of operating expenses attributable to one of the Company's properties located in Piscataway, New Jersey which was sold in the second quarter of 2025. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Fort Myers, Florida, which was acquired in the fourth quarter of 2024.

Interest Expense

Interest expense for the three months ended September 30, 2025 increased by $0.1 million, or 2%, to $6.8 million from $6.7 million for the three months ended September 30, 2024, primarily as a result of various debt refinancings.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2025	2024	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$62,446	$58,790	$3,656	6%
Total revenues	62,446	58,790	3,656	6%
Operating Expenses:
Property operating expenses	12,203	11,375	828	7%
General and administrative	10,551	13,592	(3,041)	(22%)
Depreciation and amortization	11,164	10,407	757	7%
Total operating expenses	33,918	35,374	(1,456)	(4%)
Operating income before gain on sale of real estate	28,528	23,416	5,112	22%
Gain on sale of real estate	7,669	—	7,669	N/A
Operating income	36,197	23,416	12,781	55%
Interest expense	(20,422)	(19,989)	433	2%
Equity in earnings of unconsolidated affiliate	184	164	20	12%
Other income	514	1,635	(1,121)	(69%)
Net income	16,473	5,226	11,247	215%
Less: Net income attributable to noncontrolling interest	2,705	794	1,911	241%
Net income attributable to common stockholders	$13,768	$4,432	$9,336	211%

Revenues

Total revenues increased $3.7 million, or 6%, to approximately $62.5 million for the nine months ended September 30, 2025 from $58.8 million for the nine months ended September 30, 2024. The increase is primarily due to increased rental income attributable to higher rental rates in 2025 compared to 2024, and the Company's acquisition of a property in Fort Myers, Florida in the fourth quarter of 2024, partially offset by the sale of one property in Piscataway, New Jersey in the second quarter of 2025.

Operating Expenses

Operating expenses of $33.9 million for the nine months ended September 30, 2025 decreased $1.5 million, or 4%, from $35.4 million for the nine months ended September 30, 2024, primarily due to decreased general and administrative expenses, partially offset by increased property operating expenses and depreciation and amortization expense. The decrease in general and administrative expenses is primarily attributable to lower executive compensation in 2025 compared to 2024. The increase in property operating expenses is primarily due to increased insurance expense, utility expense and repair and maintenance expenses in 2025 compared to 2024, and property operating expenses attributable to the Company's property in Fort Myers, Florida acquired in the fourth quarter of 2024, partially offset by the elimination of operating expenses attributable to one of the Company's properties located in Piscataway, New Jersey which was sold in the second quarter of 2025. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Fort Myers, Florida, which was acquired in the fourth quarter of 2024.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in Piscataway, New Jersey for $16.0 million on April 23, 2025.

Interest Expense

Interest expense for the nine months ended September 30, 2025 increased by $0.4 million, or 2%, to $20.4 million from $20.0 million for the nine months ended September 30, 2024, primarily as a result of various debt refinancings.

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

Our available liquidity at September 30, 2025 was approximately $44.6 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of September 30, 2025, the Company had outstanding borrowings of $18.4 million under the revolving line of credit facility.

Net Cash Flows:

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Operating Activities

Net cash provided by operating activities was $19.4 million for the nine months ended September 30, 2025. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, gain on sale of real estate, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $21.7 million, (ii) an increase in other liabilities of $0.2 million and (iii) distributions from unconsolidated affiliate of $0.2 million, partially offset by (iv) a decrease in accounts payable and accrued expenses of approximately $1.0 million and (v) an increase in other assets of approximately $1.7 million primarily attributable to increased rent receivables..

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

Investing Activities

Net cash provided by investing activities was $7.8 million for the nine months ended September 30, 2025. Cash provided by investing activities resulted from (i) net proceeds from the disposition of one property of $15.8 million, partially offset by (ii) the acquisition of one property for $3.6 million, (iii) property improvements of $3.4 million and (iv) deposit for property acquisition of $1.0 million.

Net cash used in investing activities was $2.7 million for the nine months ended September 30, 2024. Cash used in investing activities resulted from (i) property improvements of $1.4 million and (ii) deposits for property acquisitions of $1.3 million.

Financing Activities

Net cash used in financing activities was $33.3 million for the nine months ended September 30, 2025. Cash used in financing activities resulted from (i) the payment of mortgage principal of $2.1 million, (ii) the repayment of the Company's mortgage indebtedness with Allstate Life Insurance Company of $33.6 million, (iii) the payment of the Company’s fourth quarter 2024 dividend, 2024 supplemental dividend and 2025 dividends totaling $16.1 million, (iv) distributions to noncontrolling interests of $3.2 million, (v) repurchases of the Company's common stock of $2.8 million and (vi) financing deposits and costs of $0.5 million, partially offset by (vii) proceeds of mortgage payable with John Hancock Life Insurance Company of $25.0 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$3,313	$3,185	$13,768	$4,432
Add/(Subtract) NAREIT defined adjustments
Real estate depreciation	2,425	2,193	7,122	6,595
Gain on sale of real estate	—	—	(6,372)	—
Amortization of in-place leases and deferred leasing costs	742	702	2,250	2,161
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	6,480	6,080	16,768	13,188
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(504)	(39)	(1,361)	(49)
Amortization of other intangible assets	21	(15)	72	(120)
Amortization of financing costs	404	422	1,247	1,373
Stock compensation expense	333	395	1,607	1,517
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$6,734	$6,843	$18,333	$15,909

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

Inflation

Inflation has increased substantially in the United States during the past few years. In response, the Federal Reserve increased interest rates throughout 2023, and, although the Federal Reserve lowered interest rates in September 2024, November 2024, December 2024, September 2025 and November 2025, it may raise interest rates in the future. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. On August 5, 2022, the Operating Partnership entered into the First Amendment which provides for a $90 million senior secured credit facility (the “Credit Facility”), consisting of (i) a $40 million revolving line of credit facility and (ii) a $50 million term loan facility. Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities. The Term Loan facility of $50 million was paid in full on March 15, 2024. As of September 30, 2025, interest expense on the outstanding borrowings of our Credit Facility with Key Bank would increase by as much as $184,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended September 30, 2025. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: November 7, 2025	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2025	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)