Form 10-K
period 2025-12-31
GTJ REIT, INC.
filed 2026-03-19
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 10, 2026, there were 13,345,167 shares of common stock issued and outstanding.

GTJ REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K contains or may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Historical results and trends should not be taken as indicative of future operations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” “seek,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•
global economic trends and economic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, changes in interest rates and currency fluctuations, as well as geopolitical instability, including the ongoing conflicts between Russia and Ukraine and in the Middle East;
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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which the Operating Partnership acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT, common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 16.92%. As a result of the transaction, the Company’s then existing 7 properties, the subsequent acquisition of 22 properties and the sale of 3 properties from 2014 through the date of this report, the Company currently beneficially owns an 83.08% interest in a total of 51 properties consisting of approximately 6.7 million square feet of primarily industrial properties on approximately 448 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. The following is information with respect to leases and occupancy of our properties:

•
Our 2026 contractual rental income (as described below) is approximately $70.4 million;
•
The occupancy rate of our properties owned as of December 31, 2025, is approximately 95% based on square footage, plus land available; and
•
The weighted average remaining term of the leases generating our 2026 contractual rental income is 6.6 years.

Our 2026 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable in 2026 under leases existing at December 31, 2025. Contractual rental income excludes straight-line rent and amortization of intangibles. Approximately 37% of our 2026 contractual rental income is derived from four leases with the City of New York, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems. Approximately 41% of our 2025 contractual rental income is derived from five leases with the City of New York, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems.

2025 Highlights

•
Total revenues were approximately $84.1 million in 2025, an increase of $5.3 million, or 7%, from 2024.
•
Operating income before gain on sale of real estate increased approximately $6.0 million, or 18%, to $39.0 million in 2025 from $33.0 million in 2024.
•
Completed 648,660 square feet of new leasing and renewals of existing leases during 2025.
•
Net income increased $11.7 million to $20.3 million in 2025 from $8.6 million in 2024.
•
Adjusted Funds From Operations, or AFFO, attributable to our stockholders increased $2.4 million to $24.8 million in 2025 from $22.4 million in 2024.

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
•
Long-term leases. Substantially all of our leases are long-term leases. Leases representing approximately 83% of our 2026 contractual rental income expire after 2027, and 19% of our 2026 contractual rental income expires after 2035; and
•
Scheduled rent increases. Leases representing approximately 80% of our 2026 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

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

Employees

As of December 31, 2025, we had a total of 13 employees, 12 of whom are full time, who were employed at GTJ REIT. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We believe in investing in talent at all levels within our organization. Employees are encouraged to take full advantage of professional development opportunities.

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
•
We face network and system risks including those related to cybersecurity attacks, and the use of artificial intelligence presents risks and challenges.
•
Political and economic uncertainty could have an adverse effect on our business.
•
Changes to U.S. tariff and import/export regulations may have an adverse effect on our business.
•
A pandemic or outbreak of a contagious disease may adversely affect our business and our tenants’ businesses.
•
Actions by our competitors may adversely affect the occupancy and rental rates of our properties.
•
A property that incurs a vacancy could be difficult to sell or re‑lease.
•
We may not have funding for future tenant improvements.
•
Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its lease.
•
Environmentally hazardous conditions and climate change may adversely affect our business.
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
•
Transactions with our taxable REIT subsidiary (“TRS”) could cause us to be subject to a 100% penalty tax.

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

If we fail to qualify as a REIT in any year:

•
we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax on our net income at regular corporate rates;
•
we could be subject to the federal corporate alternative minimum tax and increased state and local taxes; and

•
unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

Our payment of income tax would substantially decrease the amount of cash available to be distributed to our stockholders. In addition, we would no longer be required to distribute substantially all of our taxable income to our stockholders. As a result of all of these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the market price of our shares.

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

Approximately 37% of our 2026 expected contractual rental income is derived from leases with the City of New York for four locations, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. 41% of our 2025 contractual rental income is derived from leases with the City of New York for five locations, six leases with Federal Express, and one lease with Avis Rent-A-Car Systems, Inc. A tenant’s default or financial distress could significantly reduce our revenues.

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

Increased inflation, both real or anticipated, could adversely affect us by increasing costs of land, construction and renovation, as well as the costs of labor, goods, and services to our tenants. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In response to inflationary pressures, the U.S. Federal Reserve raised the benchmark federal funds rate in 2022 and 2023, which led to increases in interest rates in the credit markets. Although the Federal Reserve lowered the benchmark federal funds rate in 2024 and 2025, it may raise the federal funds rate in the future, which would likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business or financial results. While increases in most operating expenses at our properties can be passed on to our commercial tenants, some tenants have fixed reimbursement charges and expenses at these properties may not be able to be passed on to tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.

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

All but five of our properties, as of the date of this report, are located in New York, New Jersey and Connecticut making us vulnerable to changes in economic, regulatory or other conditions in the Northeast that could have a material adverse effect on our results of operations.

All of our properties, as of the date of this report, are located in New York, New Jersey and Connecticut, except for one property located in Delaware, two properties acquired in 2024 and 2025 which are located in Florida, and two properties acquired in 2023 and 2025 which are located in North Carolina. This geographic concentration in the Northeast exposes us to greater risks than if we owned properties in multiple geographic regions. General economic conditions in the Northeast may significantly affect the occupancy and rental rates of our properties. Further, the economic condition of the region may also depend on a few industries and, therefore, an economic downturn in one of these industry sectors may adversely affect our performance. In addition to economic conditions, we may also be subject to changes in the region’s regulatory environment (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the Northeast region could reduce demand for space, impact the creditworthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations, and our ability to meet our debt service requirements and make distributions to our stockholders.

Failure to succeed in new markets may have adverse consequences.

In 2023 through 2025, we acquired four properties in North Carolina and Florida. As we expand our geographic portfolio, we may continue to acquire properties located in new markets, exposing us to risks associated with a lack of market knowledge or understanding of the local market. This includes the availability and identity of quality tenants, forging new business relationships in the area and unfamiliarity with local government requirements and procedures. Furthermore, the evaluation and negotiation of potential expansion into new markets may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our results of operations and ability to make distributions to stockholders.

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

From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases, result in the unavailability of financing. For example, in 2023, the closures of Silicon Valley Bank ("SVB"), New York Signature Bank ("NYSB") and First Republic Bank ("FRB") and their placement into receivership with the Federal Deposit Insurance Corporation ("FDIC") created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC took measures to stabilize the financial system, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

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

We rely extensively on our information technology networks and systems to access, as well as those of third parties, to process, transmit and store proprietary and confidential information. These networks and systems manage our business, and our business is at risk from and may be impacted by cybersecurity attacks, including but not limited to phishing schemes, system, network or internet failures, cyber-attacks, ransomware and other malware, social engineering, malicious activities or negligence on the part of employees or contractors, or other network or system disruptions. These could include attempts to gain unauthorized access to our data and computer systems. The risk of a cybersecurity attack, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased. As artificial intelligence technologies become more advanced, cybercriminals may develop more sophisticated attack methods, including using artificial intelligence to automate and enhance phishing schemes, advance malware, and carry out more effective cyberattacks. Artificial intelligence-driven cyber threats could be harder to detect and counteract, which may pose significant risks to our data security and the integrity of our systems.

Any such cyber incident may result in disruption of our operations, material harm to our financial condition, cash flows, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for impacted information or assets, increased third party cybersecurity protection costs, regulatory scrutiny or enforcement, litigation and damage to our stakeholder relationships. We employ a number of measures to prevent, detect and mitigate these types of threats. These measures include but are not limited to security operations center monitored endpoint detection response and threat hunting, multi-factor authentication, firewall advanced threat protection, frequent backups, regular vulnerability scanning, and critical system redundancy for core applications; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors.

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

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants.

We may adopt and integrate generative artificial intelligence and machine learning tools into our operations to enhance efficiencies and streamline existing systems. However, the development and maintenance of artificial intelligence tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity.

Political and economic uncertainty could have an adverse effect on our business.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, inflation, supply chain disruptions, international conflicts (including the conflict between Russia and Ukraine and conflicts and instability in the Middle East and Venezuela), changes in interest rates, as well as the resulting governmental policies, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

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

The terms of our Program generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated NAV per share. On March 6, 2026 the Company received its annual valuation as of December 31, 2025 for the calculation of NAV under the Program. Our Board of Directors approved an estimated per share NAV of our common stock of $29.10 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding (based upon interpolated shares from the conversion of units from the Company’s operating partnership), calculated as of December 31, 2025. The annual valuation resulted in an adjustment to the redemption price under the Program from $26.37 to $26.19 per share (90% of the NAV per share). The Company has filed a Current Report on Form 8-K with the SEC on March 12, 2026, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.19 per share will be effective for the semi-annual period running from December 1, 2025 to May 31, 2026 and until such time as the Board determines a new estimated per share NAV. Our stockholders are permitted to withdraw any redemption requests upon written notice to us at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

In determining our most recent NAV per share, we relied upon a valuation of our properties as of December 31, 2025. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new NAV per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2025. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and other assets may not correspond to the timely realizable value upon a sale of those assets.

Our NAV per share is based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

Our NAV per share was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2025. The valuation methodologies used by the independent appraiser retained by our Board of Directors to estimate the value of our properties as of December 31, 2025 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a transaction.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual income tax rates to perceive investments in REITs to be relatively less attractive than investments in stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, certain stockholders may be able to deduct up to 20% of “qualified REIT dividends” pursuant to Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”), subject to certain limitations set forth in the Code.

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

Any ownership of a TRS will be subject to limitations, and our transactions with a TRS could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

We may engage in certain transactions through a TRS. Overall, for tax years beginning after December 31, 2025, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the TRS ownership limitation and will structure any future transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, there can be no assurance that we will be able to comply with such TRS ownership limitation or to avoid application of the 100% excise tax. As of the date hereof, Shelter Express, Inc. is a taxable REIT subsidiary of the Company.

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

Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings would be secured by mortgages on our properties. The Company’s current total secured indebtedness as of December 31, 2025 was $530.4 million. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which would adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds the basis of the property to our company, there could be taxable income upon a foreclosure. To the extent lenders require our company to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. In addition, the foreclosure of certain of our properties may trigger additional liabilities for us, such as payments which may be required pursuant to the Tax Protection Agreement.

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

ITEM 2. PROPERTIES

The Company’s 51 properties as of December 31, 2025 are as follows:

	Property Type	Square Feet	Land Acreage
New York
103 Fairview Park Drive, Elmsford, NY	Industrial	112,447	5.6
412 Fairview Park Drive, Elmsford, NY (1)	Industrial	439,956	10.1
401 Fieldcrest Drive, Elmsford, NY (1)	Industrial	313,632	7.2
404 Fieldcrest Drive, Elmsford, NY	Industrial	78,674	8.7
199 Ridgewood Drive, Elmsford, NY	Industrial	28,050	5.4
203 Ridgewood Drive, Elmsford, NY	Industrial	32,000	7.0
36 Midland Avenue, Port Chester, NY	Industrial	79,443	3.6
100-110 Midland Avenue, Port Chester, NY	Industrial	162,444	7.5
112 Midland Avenue, Port Chester, NY	Retail	3,200	1.1
8 Slater Street, Port Chester, NY	Industrial	67,927	2.3
165-25 147th Avenue, Jamaica, NY	Industrial	151,068	6.6
114-15 Guy Brewer Boulevard, Jamaica, NY	Industrial	75,800	4.6
49-19 Rockaway Beach Boulevard, Far Rockaway, NY	Industrial	28,790	3.0
23-85 87th Street, East Elmhurst, NY (1)	Industrial	363,500	7.1
85-01 24th Avenue, East Elmhurst, NY	Industrial	118,430	6.4
612 Wortman Avenue, Brooklyn, NY (1)	Industrial	453,435	10.4
28-20 Borden Avenue, Long Island City, NY (1)	Industrial	83,635	1.9
606 Cozine Avenue, Brooklyn, NY	Industrial	57,786	1.3
201 Neelytown Road, Montgomery, NY	Industrial	248,370	43.7
New Jersey
100 American Road, Morris Plains, NJ	Industrial	127,797	7.0
200 American Road, Morris Plains, NJ	Industrial	45,898	6.0
300 American Road, Morris Plains, NJ	Industrial	84,863	10.3
400 American Road, Morris Plains, NJ	Industrial	93,039	9.2
500 American Road, Morris Plains, NJ	Industrial	98,169	11.4
20 East Halsey Road, Parsippany, NJ	Industrial	60,600	7.8
1110 Centennial Avenue, Piscataway, NJ	Industrial	21,189	2.8
11 Constitution Avenue, Piscataway, NJ	Industrial	60,516	5.6
21 Constitution Avenue, Piscataway, NJ	Industrial	288,140	21.1
4 Corporate Place, Piscataway, NJ	Industrial	151,641	8.4
8 Corporate Place, Piscataway, NJ	Industrial	143,115	8.4
1938 Olney Avenue, Cherry Hill, NJ	Industrial	109,771	7.2
Connecticut
466 Bridgeport Avenue, Shelton, CT	Industrial	46,649	4.3
470 Bridgeport Avenue, Shelton, CT	Industrial	152,610	12.8
15 Progress Drive/ 30 Commerce Drive, Shelton, CT	Industrial	45,000	10.0
33 Platt Road, Shelton, CT	Industrial	125,794	21.5
950 Bridgeport Avenue, Milford, CT	Industrial	104,126	5.2
12 Cascade Boulevard, Orange, CT	Industrial	98,634	4.8
15 Executive Boulevard, Orange, CT	Industrial	112,093	5.2
25 Executive Boulevard, Orange, CT	Industrial	27,151	2.8
35 Executive Boulevard, Orange, CT	Industrial	41,600	3.8
22 Marsh Hill Road, Orange, CT	Industrial	89,630	6.4
269 Lambert Road, Orange, CT	Industrial	102,610	6.3
110 Old County Circle, Windsor Locks, CT	Industrial	226,695	15.6
120 Old County Circle, Windsor Locks, CT	Industrial	83,200	7.0
4 Meadow Street, Norwalk, CT	Industrial	50,460	2.9
777 Brook Street, Rocky Hill, CT	Industrial	92,500	12.1
Delaware
300 McIntire Drive, Newark, DE	Industrial	208,656	12.4
North Carolina
1000 Exchange Street, Charlotte, NC (1)	Industrial	435,600	10.0
9305 Pioneer Avenue, Charlotte, NC (1)	Industrial	233,481	5.4
Florida
9111 Cheetos Circle, Fort Myers, FL	Industrial	104,160	10.5
2998 Bannon Island Road, Haines City, FL	Industrial	174,000	39.9
Total		6,737,974	447.6
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

The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2025:

Year of Lease Expiration~~(1)~~	Number of Expiring Leases	Square Feet of Expiring Leases	2026 Contractual Rental Income Under Expiring Leases	Percent of 2026 Contractual Rental Income Represented by Expiring Leases
2026	8	439,185	$4,061,383	6%
2027	9	958,861	7,631,583	11%
2028	6	751,507	10,630,529	15%
2029	4	170,433	2,659,358	4%
2030	8	693,361	7,205,813	10%
2031	7	616,269	6,410,832	9%
2032	5	972,304	5,079,214	7%
2033	5	566,337	10,065,553	14%
2034	1	104,160	2,123,423	3%
2035	4	518,182	1,468,232	2%
2036 and after	5	548,088	13,095,740	19%
	62	6,338,687	$70,431,660	100%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

Portfolio of Real Estate Investments

The following represents information about our portfolio as of December 31, 2025:

Location of Property	Principal Property Types	Number of Tenants	Number of Properties	2026 Contractual Rental Income	Percent of 2026 Contractual Rental Income
NYC, NY	Industrial	8	8	$28,810,382	41%
New York	Industrial/Retail	18	11	12,113,754	17%
Connecticut	Industrial	16	15	9,635,815	14%
New Jersey	Industrial/Office	14	12	11,435,756	16%
Delaware	Industrial	1	1	2,188,384	3%
North Carolina	Industrial	2	2	1,943,926	3%
Florida	Industrial	2	2	4,303,643	6%
Total		61	51	$70,431,660	100%

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

Real Property Used By the Company in Its Business

The real property used by us as of December 31, 2025, for the day-to-day conduct of our businesses is as follows (this property is leased):

Location	Facility	Monthly Rent/ Expiration	Purpose
Garden City, NY	Office	$ 30,329 / January 31, 2032	Executive Offices

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

Outstanding Common Stock and Holders

As of March 10, 2026, we had 13,345,167 shares issued and outstanding, held by 595 stockholders of record (of which less than 500 are non-accredited investors for the purposes of Section 12(g) of the Exchange Act).

Distributions

Our Board of Directors has declared and paid cash dividends on a quarterly basis. On March 10, 2026, our Board of Directors declared a supplemental cash dividend of $0.85 per share of common stock, payable with respect to the year ended December 31, 2025, to common stockholders of record as of the close of business on March 31, 2026, payable on April 10, 2026. On March 10, 2026, our Board of Directors declared a cash dividend of $0.12 per share of common stock, payable with respect to the first quarter ended March 31, 2026, to stockholders of record as of the close of business on March 31, 2026, payable on April 17, 2026. The following table shows the declaration dates and the amounts distributed per share for the years ended December 31, 2025 and 2024:

Record Date	Dividend Type	Declaration Date	Payment Date	$ Amount Per Share
12/31/2025	Regular	11/4/2025	1/9/2026	0.12

9/30/2025	Regular	8/5/2025	10/10/2025	0.12

6/30/2025	Regular	6/5/2025	7/11/2025	0.12

3/31/2025	Regular	3/11/2025	4/17/2025	0.12

3/31/2025	Supplemental	3/11/2025	4/10/2025	0.85

12/31/2024	Regular	11/4/2024	1/10/2025	0.12

9/30/2024	Regular	8/6/2024	10/11/2024	0.12

6/30/2024	Regular	6/13/2024	7/12/2024	0.12

3/31/2024	Regular	3/12/2024	4/15/2024	0.12

3/31/2024	Supplemental	3/12/2024	4/12/2024	0.66

We have determined for income tax purposes that the 2025 regular dividends were considered ordinary dividend distributions. The total distributions paid in 2025 were the result of cash flow from operations.

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

On March 6, 2026, the Company received its annual valuation as of December 31, 2025. The annual valuation resulted in an adjustment to the redemption price under the Program from $26.37 to $26.19 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 12, 2026, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.19 per share will be effective for the semi-annual period running from December 1, 2025 to May 31, 2026 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

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

Executive Summary

We are a fully integrated, self-administered and self-managed REIT, engaged in the acquisition, ownership, and management of commercial real estate. As of December 31, 2025, we owned 51 properties, which are predominately industrial/warehouse locations leased on a net lease basis. The Company typically evaluates a tenant’s credit quality by reviewing its financial information, rating agency reports and credit reports, when available, and other sources of information that can be useful in determining a tenant’s creditworthiness and financial condition.

On January 17, 2013, we acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties located in New York, New Jersey, and Connecticut in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease in the outstanding limited partnership interest in the Operating Partnership to 16.92% as of December 31, 2025. As a result of this acquisition, the Company's then existing 7 properties, the subsequent acquisition of 22 properties and the sale of 3 properties from 2014 through 2025, the Company beneficially owns an 83.08% interest in a total of 51 properties consisting of approximately 6.7 million square feet of primarily industrial properties on approximately 448 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida as of December 31, 2025.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there were no impairment charges relating to its remaining long-lived assets during the years ended December 31, 2025 and December 31, 2024, respectively.

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

Summary of Operations

Results of Operations:

Year Ended December 31, 2025 as compared with Year Ended December 31, 2024

The following table sets forth our results of operations for the years indicated (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2025	2024	Amount	Percent
Revenues:
Rental income	$84,045	$78,750	$5,295	7%
Total revenues	84,045	78,750	5,295	7%
Operating Expenses:
Property operating expenses	16,660	15,410	1,250	8%
General and administrative	13,496	16,549	(3,053)	-18%
Depreciation and amortization	14,867	13,833	1,034	7%
Total operating expenses	45,023	45,792	(769)	-2%
Operating income before gain on sale of real estate	39,022	32,958	6,064	18%
Gain on sale of real estate	7,669	—	7,669	100%
Operating income	46,691	32,958	13,733	42%
Interest expense	(27,370)	(26,560)	(810)	3%
Equity in earnings of unconsolidated affiliate	252	221	31	14%
Other income, net	698	1,980	(1,282)	-65%
Net income	20,271	8,599	11,672	136%
Less: Net income attributable to noncontrolling interest	3,322	1,333	1,989	149%
Net income attributable to common stockholders	$16,949	$7,266	$9,683	133%

Revenues

Total revenues increased $5.3 million, or 7%, to approximately $84.1 million for the year ended December 31, 2025 from $78.8 million for the year ended December 31, 2024. This increase is primarily attributable to increased rental income attributable to higher rental rates in 2025 compared to 2024, the Company’s acquisition of a property in Haines City, Florida in the fourth quarter of 2025, the Company’s acquisition of a property in Charlotte, North Carolina in the first quarter of 2025 and the acquisition of a property in Fort Myers, Florida in the fourth quarter of 2024, partially offset by the Company’s sale of a property in Piscataway, New Jersey in the second quarter of 2025.

Operating Expenses

Operating expenses decreased $0.8 million, or 2%, to $45.0 million for the year ended December 31, 2025 from $45.8 million for the year ended December 31, 2024 primarily due to decreased general and administrative expenses, partially offset by increased property operating expenses and depreciation and amortization expense. The decrease in general and administrative expenses is primarily attributable to lower executive compensation in 2025 compared to 2024. The increase in property operating expenses is primarily attributable to increased insurance expense, utility expense and repair and maintenance expenses in 2025 compared to 2024, and property operating expenses attributable to the Company’s property in Fort Myers, Florida acquired in the fourth quarter of 2024, partially offset by the property operating expenses attributable to the sale of a property in Piscataway, New Jersey in the second quarter of 2025. The increase in depreciation and amortization expense is primarily attributable to the Company’s property in Fort Myers, Florida, which was acquired in the fourth quarter of 2024, partially offset by the sale of a property in Piscataway, New Jersey in the second quarter of 2025.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in Piscataway, New Jersey for $16.0 million on April 23, 2025.

Interest Expense

Interest expense increased $0.8 million, or 3%, to $27.4 million for the year ended December 31, 2025 from $26.6 million for the year ended December 31, 2024. The increase is primarily as a result of various debt refinancings in 2025 and additional borrowings from the Company’s credit facility with Key Bank in the fourth quarter of 2025.

Other Income, Net

Other income consists primarily of interest income. The decrease of $1.3 million in 2025 compared to 2024 is primarily due to lower interest rates in 2025 compared to 2024.

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

On July 25, 2025, the Company exercised its option to extend the maturity date of the revolving line of credit facility for one year to August 5, 2026.

On December 2, 2025, the Operating Partnership entered into a letter agreement (the “Letter Agreement”) supplementing the First Amended and Restated Credit Agreement. The Letter Agreement and related documents establish a $20 million term loan facility under the First Amended and Restated Credit Agreement with an initial maturity date of August 5, 2026, and a one-year extension option, subject to certain other customary conditions (the “Term Loan”). The terms and conditions of the Term Loan are consistent with the terms and conditions of the Company’s prior term loan with KeyBank that was paid in full on March 15, 2024. The Term Loan bears interest at the same rate as set forth in the First Amended and Restated Credit Agreement for the Company’s revolving line of credit facility. In connection with the Term Loan, the Operating Partnership paid a fee equal to 25 basis points on the $20 million principal amount under the Term Loan.

As supplemented by the Letter Agreement, the First Amended and Restated Credit Agreement provides for a $60 million senior secured credit facility, consisting of (i) a $40 million revolving line of credit facility and (ii) the $20 million Term Loan.

Our available liquidity at December 31, 2025 was approximately $33.9 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of December 31, 2025, the Company had $34.9 million outstanding borrowings under its revolving line of credit facility with Key Bank.

We expect to meet substantially all of our operating cash requirements, dividend payments required to maintain our REIT status and an estimated $2.6 million of 2026 principal mortgage debt amortization from cash flows from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents to satisfy operating requirements. Additionally, in the normal course of our business, we may sell properties or interests in properties when we determine that it is in our best interests, which also generates additional liquidity. As it relates to maturing debt, we may not have sufficient liquidity on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based upon market conditions as these loans mature; however, there can be no assurance that we will be able to obtain financing at acceptable terms.

Net Cash Flows

Year Ended December 31, 2025 vs. Year Ended December 31, 2024

Operating Activities

Net cash provided by operating activities was $28.5 million for the year ended December 31, 2025 compared to $26.3 million for the year ended December 31, 2024. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, gain on sale of real estate, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $29.6 million, partially offset by (ii) an increase in other assets of approximately $0.5 million primarily due to increased deferred leasing costs, (iii) a decrease in accounts payable and accrued expenses of $0.3 million and (iv) a decrease in other liabilities of $0.3 million.

Net cash provided by operating activities was $26.3 million for the year ended December 31, 2024. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $26.5 million, (ii) an increase in other liabilities of $1.2 million primarily due to increased prepaid rent, (iii) an increase in accounts payable and accrued expenses of $0.4 million and (iv) distributions from unconsolidated affiliate of $0.2 million, partially offset by (v) an increase in other assets of $2.0 million primarily due to increased deferred leasing costs.

Investing Activities

Net cash used in investing activities was $29.0 million for the year ended December 31, 2025. Cash used in investing activities resulted from (i) the acquisition of two properties for $40.1 million and (ii) property improvements of approximately $4.7 million, partially offset by (iii) net proceeds from the disposition of one property of $15.8 million.

Net cash used in investing activities was $37.9 million for the year ended December 31, 2024. Cash used in investing activities resulted from (i) the acquisition of one property for $35.6 million, (ii) property improvements of $2.0 million and (iii) deposits for one property acquisition of $0.4 million, partially offset by (iv) return of capital from unconsolidated affiliate of $0.1 million.

Financing Activities

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2025. Cash provided by financing activities resulted from (i) proceeds of mortgage loan payable of $25.0 million with John Hancock Life Insurance Company, (ii) proceeds of term loan payable with Key Bank of $20.0 million and (iii) proceeds from the Company’s revolving line of credit facility with Key Bank, net of repayments, of $16.5 million, partially offset by (iv) the repayment of the Company’s indebtedness with Allstate Life Insurance Company of $33.6 million, (v) the payment of mortgage principal of $2.8 million, (vi) the payment of the Company’s fourth quarter 2024 dividend, 2024 supplemental dividend and 2025 quarterly dividends totaling $17.7 million, (vii) distributions to non-controlling interests of $3.6 million, (viii) repurchases of the Company’s common stock of $2.8 million, (ix) financing costs of $0.5 million for mortgage note payable with John Hancock Life Insurance Company and (x) financing costs of $0.2 million to Key Bank for term loan payable and the extension of the Company’s credit line facility.

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

The following table provides a reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO for the years ended December 31, 2025 and 2024 (All amounts are net of noncontrolling interest).

The reconciliation of net income attributable to common stockholders in accordance with GAAP to FFO and AFFO (in thousands):

	2025	2024
Net income attributable to common stockholders	$16,949	$7,266
Add NAREIT defined adjustments:
Real estate depreciation	9,466	8,795
Gain on sale of real estate	(6,372)	-
Amortization of in-place leases and deferred leasing costs	3,014	2,844
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	23,057	18,905
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(1,952)	(107)
Amortization of other intangible assets	93	(66)
Amortization of financing costs	1,659	1,789
Stock compensation expense	1,940	1,911
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$24,797	$22,432

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

Charlotte, North Carolina

On January 29, 2025, the Company (through its Operating Partnership) acquired for cash a 5.36 acre lot in Charlotte, North Carolina for $3.9 million, exclusive of closing costs. The property is currently leased to Excel Inc. (d/b/a DHL Supply Chain) pursuant to a lease expiring on December 31, 2027.

Piscataway, New Jersey

On April 23, 2025, the Company (through its Operating Partnership) sold the property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million, resulting in an aggregate gain of $7.7 million, net of $0.2 million in closing costs.

Haines City, Florida

On December 2, 2025, the Company (through its Operating Partnership) acquired a property located at 2998 Bannon Island Road, Haines City, Florida. The purchase price was $36.3 million, exclusive of closing costs, and is a 174,000 square foot newly constructed building located in the I-4 corridor of Central Florida. The building is leased to NVR, Inc., a homebuilder with brand names such as Ryan Homes, NVHomes & Heartland Homes. The Company utilized $16.5 million of its line of credit facility with KeyBank in connection with this acquisition.

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

Environmental Matters

As of December 31, 2025, three of the Company’s six former bus depot sites received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no accrued liability needed for these on-going activities on the accompanying consolidated balance sheets.

Inflation

Inflation has increased substantially in the United States during the past few years. In response, the Federal Reserve increased interest rates throughout 2023, and, although the Federal Reserve lowered interest rates in September 2024, November 2024, December 2024, September 2025, October 2025 and December 2025, it may raise interest rates in the future. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense on our variable rate borrowings. In addition, increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Our properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. However, rising costs could adversely affect our tenants’ businesses, and there is no guarantee our tenants would be able to absorb these expense increases and continue to pay us their portion of property operating expenses and rent.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As supplemented by the Letter Agreement, dated December 2, 2025, the Operating Partnership’s credit facility with Key Bank, (the “Credit Facility”) consists of a (i) $40 million revolving line of credit facility (the “Revolver”) and (ii) a $20 million term loan facility (the “Term Loan). Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities.

As of December 31, 2025, interest expense on the outstanding borrowings of our Revolver and Term Loan with Key Bank would increase by as much as $549,000 annually if SOFR increased by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTJ REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

GTJ REIT, Inc.

Garden City, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GTJ REIT, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment of real estate held for investment

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in Our Audit

Our audit procedures related to the critical audit matter included, among other things, the following:

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

/s/ Baker Tilly US, LLP

New York, New York

March 19, 2026

We have served as the Company’s auditor since 2023.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(amounts in thousands, except share and per share data)

	2025	2024
ASSETS
Real estate, at cost:
Land	$244,059	$230,457
Buildings and improvements	358,618	340,367
Total real estate, at cost	602,677	570,824
Less: accumulated depreciation and amortization	(123,134)	(114,526)
Net real estate held for investment	479,543	456,298
Cash and cash equivalents	28,834	29,380
Restricted cash	578	143
Rental income in excess of amount billed	18,506	16,227
Acquired lease intangible assets, net	5,701	5,707
Investment in unconsolidated affiliate	3,676	3,699
Right-of-use asset – operating lease, net	2,005	2,285
Other assets	18,717	19,060
Total assets	$557,560	$532,799
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$465,162	$475,172
Term loan payable, net	19,924	—
Secured revolving credit facility	34,900	18,400
Accounts payable and accrued expenses	6,409	5,800
Dividends payable	1,601	1,601
Acquired lease intangible liabilities, net	346	534
Right-of-use liability – operating lease	2,212	2,486
Other liabilities	6,936	7,241
Total liabilities	537,490	511,234
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,167 and 13,345,980 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	131,489	131,857
Distributions in excess of net income	(116,065)	(115,264)
Total stockholders’ equity	15,425	16,594
Noncontrolling interest	4,645	4,971
Total equity	20,070	21,565
Total liabilities and equity	$557,560	$532,799

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

(amounts in thousands, except share and per share data)

	2025	2024
Revenues:
Rental income	$84,045	$78,750
Total revenues	84,045	78,750
Operating Expenses:
Property operating expenses	16,660	15,410
General and administrative	13,496	16,549
Depreciation and amortization	14,867	13,833
Total operating expenses	45,023	45,792
Operating income before gain on sale of real estate	39,022	32,958
Gain on sale of real estate	7,669	—
Operating income	46,691	32,958
Interest expense	(27,370)	(26,560)
Equity in earnings of unconsolidated affiliate	252	221
Other income, net	698	1,980
Net income	20,271	8,599
Less: Net income attributable to noncontrolling interest	3,322	1,333
Net income attributable to common stockholders	$16,949	$7,266
Net income per common share attributable to common stockholders – basic earnings per share	$1.27	$0.54
Net income per common share attributable to common stockholders – diluted earnings per share	$1.25	$0.54
Weighted average common shares outstanding – basic	13,347,214	13,336,879
Weighted average common shares outstanding – diluted	13,529,317	13,521,767

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2025 and 2024

(amounts in thousands, except share data)

		Common Stock		Additional-	Distributions	Total
	Preferred	Outstanding	Par	Paid-In-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Capital	Net Income	Equity	Interests	Equity
Balance at January 1, 2024	—	13,326,965	$1	$132,217	$(107,330)	$24,888	$6,726	$31,614
Common stock dividends	—	—	—	—	(15,200)	(15,200)	—	(15,200)
Repurchases — common stock	—	(107,425)	—	(2,693)	—	(2,693)	—	(2,693)
Stock-based compensation	—	126,440	—	2,297	—	2,297	—	2,297
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,052)	(3,052)
Net income	—	—	—	—	7,266	7,266	1,333	8,599
Reallocation of equity	—	—	—	36		36	(36)	—
Balance at December 31, 2024	—	13,345,980	1	131,857	(115,264)	16,594	4,971	21,565
Common stock dividends	—	—	—	—	(17,750)	(17,750)	—	(17,750)
Repurchases — common stock	—	(110,693)	—	(2,758)	—	(2,758)	—	(2,758)
Stock-based compensation	—	109,880	—	2,335	—	2,335	—	2,335
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,593)	(3,593)
Net income	—	—	—	—	16,949	16,949	3,322	20,271
Reallocation of equity	—	—	—	55	—	55	(55)	—
Balance at December 31, 2025	—	13,345,167	$1	$131,489	$(116,065)	$15,425	$4,645	$20,070

The accompanying notes are an integral part of these consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(amounts in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,271	$8,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,270	10,445
Amortization of intangible assets and deferred charges	5,702	5,455
Gain on sale of real estate	(7,669)	—
Stock-based compensation	2,335	2,297
Non-cash lease expense	6	17
Rental income in excess of amount billed	(2,360)	(120)
Income from equity investment in unconsolidated affiliate	(252)	(221)
Distributions from unconsolidated affiliate	252	221
Changes in operating assets and liabilities:
Other assets	(573)	(1,948)
Accounts payable and accrued expenses	(175)	382
Other liabilities	(291)	1,164
Net cash provided by operating activities	28,516	26,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(4,647)	(1,996)
Cash paid for property acquisitions	(40,116)	(35,554)
Proceeds from the disposition of properties, net	15,767	—
Deposits for property acquisition	—	(380)
Return of capital from unconsolidated affiliate	23	54
Net cash used in investing activities	(28,973)	(37,876)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	25,000	125,000
Financing costs from mortgage notes payable	(490)	(3,624)
Payment of mortgage notes payable at maturity	(33,649)	(14,421)
Proceeds from term loan payable	20,000	—
Payment of term loan payable	—	(50,000)
Financing costs from term loan payable	(87)	—
Proceeds from revolving credit facility	17,000	18,400
Payment of revolving credit facility	(500)	(40,000)
Financing costs from revolving credit facility	(138)	—
Payment of mortgage principal	(2,692)	(2,944)
Repurchases of common stock	(2,758)	(2,693)
Cash distributions to noncontrolling interests	(3,590)	(2,991)
Cash dividends paid	(17,750)	(14,932)
Net cash provided by financing activities	346	11,795
Net (decrease) increase in cash, cash equivalents and restricted cash	(111)	210
Cash and cash equivalents including restricted cash of $143 and $1,400, respectively, at the beginning of year	29,523	29,313
Cash and cash equivalents including restricted cash of $578 and $143, respectively, at the end of year	$29,412	$29,523
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$25,302	$24,138
Non-cash expenditures for real estate	$1,031	$247
Right-of-use asset and liability	$2,212	$2,486

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemption of certain shares of GTJ REIT common stock and the purchase of a portion of the outstanding limited partnership interest resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.92% as of December 31, 2025. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 22 properties and the sale of 3 properties from 2014 through 2025, the Company owned an 83.08% interest in a total of 51 properties consisting of approximately 6.7 million square feet of primarily industrial properties on approximately 448 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida as of December 31, 2025. At December 31, 2025, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock and approximately 1.2 million shares of the Company’s Series B preferred stock.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of December 31, 2025, or December 31, 2024.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying consolidated statements of operations. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above-market and below-market leases was a net increase in rental revenue of approximately $0.2 million and $0.4 million for the years ended December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025, approximately $0.6 million and $5.1 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2024, approximately $0.7 million and $5.0 million (net of accumulated amortization) relating to above-market and in-place leases, respectively, are included in acquired lease intangible assets, net in the accompanying consolidated balance sheets. As of December 31, 2025, and 2024, $0.3 million and $0.5 million (net of accumulated amortization), respectively, relating to below-market leases is included in acquired lease intangible liabilities, net in the accompanying consolidated balance sheets.

The following table presents the projected increase (decrease) to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at December 31, 2025, over the next five years and thereafter (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
2026	$(13)	$984
2027	4	750
2028	4	626
2029	(46)	558
2030	(63)	535
Thereafter	(109)	1,679
	$(223)	$5,132

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.3 million and $0.2 million from this investment for the years ended December 31, 2025 and 2024, respectively.

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

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2025 were $15.4 million and $8.1 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2025 were $1.8 million and $1.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2024 were $15.9 million and $8.6 million, respectively. Total revenues and expenses of the Company’s investment in unconsolidated affiliate for the year ended December 31, 2024 were $1.8 million and $1.4 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets for the years ended December 31, 2025 and 2024.

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

Tenant receivables at December 31, 2025 and 2024 were $1.4 million and $1.2 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

The following table presents additional disclosures regarding the Company’s rental income for the twelve months ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Fixed lease revenue	$69,184	$65,066
Variable lease revenue	14,861	13,684
Total lease revenue	$84,045	$78,750

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. The Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating to $2.5 million and $2.8 million as of December 31, 2025 and December 31, 2024 respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of $3.1 million, as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease on December 31, 2025, over the next five years and thereafter (in thousands):

2026	$374
2027	385
2028	397
2029	409
2030	421
Thereafter	469
Total future minimum lease payments	2,455
Less imputed interest	243
Total right-of-use liability – operating lease	$2,212

The following table presents additional disclosures regarding the Company’s office leases for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Operating lease costs	$363	$352
Variable lease costs	20	19
Total lease costs	$383	$371

Earnings Per Share Information:

The Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount. Restricted stock was included in the computation of basic and diluted earnings per share. Stock option awards were included in the computation of diluted earnings per share in 2025 and 2024 because the option awards were dilutive.

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2025, and 2024, the Company had determined that no liabilities are required in connection with unrecognized tax positions. As of December 31, 2025, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

Rental income of $11.8 million, derived from five leases with the City of New York, represented 14% of the Company’s total rental income for the year ended December 31, 2025. Rental income of $9.5 million, derived from five leases with the City of New York, represented 12% of the Company’s total rental income for the year ended December 31, 2024.

Rental income of $11.4 million, derived from six leases with Federal Express, represented 14% of the Company’s total rental income for the year ended December 31, 2025. Rental income of $11.6 million, derived from six leases with Federal Express, represented 15% of the Company’s total rental income for the year ended December 31, 2024.

Rental income of $7.7 million, derived from one lease with Avis Rent-A-Car Systems, Inc.(“Avis”), represented 9% of the Company’s total rental income for the year ended December 31, 2025. Rental income of $7.7 million, derived from one lease with Avis, represented 10% of the Company’s total rental income for the year ended December 31, 2024.

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

Recently Issued Accounting Pronouncements:

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) – Clarifying the Effective Date”, which clarified the effective date for interim reporting pursuant to ASU 2024-03.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses”, which requires disaggregation of certain expense captions into specific categories in disclosures within the footnotes to the financial statements. The guidance is intended to benefit investors by providing more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 applies to public business entities, including entities that file or furnish financial statements with the SEC, inclusive of brokers and dealers in securities and voluntary filers. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 31, 2027. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on the income taxes paid. The guidance is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The Company adopted the amendment during the year ended December 31, 2025. The amendment did not have a material impact to the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which amends disclosure requirements about a public company’s reportable segments and addresses requests from investors for additionally detailed information about a reportable segment’s expenses. A public entity should apply the amendments provided by ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the amendment during the year ended December 31, 2024. The amendment did not have a material impact to the consolidated financial statements.

3. REAL ESTATE:

The changes in real estate for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Balance at beginning of year	$570,824	$535,583
Property acquisitions	37,034	33,061
Property disposition	(10,612)	—
Improvements	5,431	2,180
Balance at end of year	$602,677	$570,824

The changes in accumulated depreciation and amortization related to real estate held for investment, for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Balance at beginning of year	$114,526	$104,163
Depreciation and amortization for year	11,186	10,363
Property disposition	(2,578)	—
Balance at end of year	$123,134	$114,526

Acquisitions and Dispositions

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

Charlotte, North Carolina

On January 29, 2025, the Company (through its Operating Partnership) acquired for cash a 5.36 acre lot in Charlotte, North Carolina for $3.9 million, exclusive of closing costs. The property is currently leased to Excel Inc. (d/b/a DHL Supply Chain) pursuant to a lease expiring on December 31, 2027.

Piscataway, New Jersey

On April 23, 2025, the Company (through its Operating Partnership) sold the property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million, resulting in an aggregate gain of $7.7 million, net of $0.2 million in closing costs.

Haines City, Florida

On December 2, 2025, the Company (through its Operating Partnership) acquired a property located at 2998 Bannon Island Road, Haines City, Florida. The purchase price was $36.3 million, exclusive of closing costs, and is a 174,000 square foot newly constructed building located in the I-4 corridor of Central Florida. The building is leased to NVR, Inc., a homebuilder with brand names such as Ryan Homes, NVHomes & Heartland Homes. The Company utilized $16.5 million of its line of credit facility with KeyBank in connection with this acquisition.

Purchase Price Allocations:

The purchase price of the above acquisitions were allocated to the acquired assets and assumed liabilities based on their estimated relative fair values at the date of acquisition.

The following table summarizes the Company’s allocation of the purchase prices of assets acquired and liabilities assumed during 2025 and 2024 (in thousands):

	2025	2024
Land	$13,392	$5,437
Land improvements	2,479	—
Building and improvements	21,163	27,624
Acquired lease intangibles, net (1)	1,160	1,089
Other assets	2,302	1,403
Total consideration	$40,496	$35,553
(1)
Acquired lease intangibles for 2025 include both in-place and below-market lease allocations.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	December 31, 2025	December 31, 2024	Maturity
Allstate Life Insurance Company	4.00%	—	33,945	4/1/2025
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	31,462	32,059	4/1/2028
Transamerica Life Insurance Company	3.45%	7,572	7,809	4/1/2030
American General Life Insurance Company	6.12%	122,447	124,009	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
John Hancock Life Insurance Company (U.S.A.)	5.65%	25,000	—	5/1/2035
	Subtotal	475,481	486,822
	Unamortized loan costs	(10,319)	(11,650)
	Total	$465,162	$475,172

Amortization of deferred mortgage loan costs was $2.0 million and $1.7 million for the years ended December 31, 2025 and December 31, 2024, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

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

In connection with the loan agreements, the Company is required to comply with certain covenants. As of December 31, 2025, the Company was in compliance with all covenants.

Principal Repayments:

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

2026	$2,641
2027	3,019
2028	71,697
2029	2,656
2030	9,073
Thereafter	386,395
Total	$475,481

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

On July 25, 2025, the Company exercised its first option to extend the maturity date of the Revolver for one year to August 5, 2026.

On December 2, 2025, the Operating Partnership entered into a letter agreement (the “Letter Agreement”) supplementing the First Amended and Restated Credit Agreement. The Letter Agreement and related documents establish a $20 million term loan facility under the First Amended and Restated Credit Agreement with an initial maturity date of August 5, 2026, and a one-year extension option, subject to certain other customary conditions (the “Term Loan”). The terms and conditions of the Term Loan are consistent with the terms and conditions of the Company’s prior term loan with KeyBank that was paid in full on March 15, 2024. The Term Loan bears interest at the same rate as set forth in the First Amended and Restated Credit Agreement for the Company’s revolving line of credit facility. In connection with the Term Loan, the Operating Partnership paid a fee equal to 25 basis points on the $20 million principal amount under the Term Loan.

As supplemented by the Letter Agreement, the First Amended and Restated Credit Agreement provides for a $60 million senior secured credit facility, consisting of (i) a $40 million revolving line of credit facility and (ii) the $20 million Term Loan.

Outstanding borrowings under the Term Loan were $20.0 million as of December 31, 2025 which were a SOFR rate borrowing. The interest rate on the Term Loan as of December 31, 2025 was 6.31%. Unamortized loan costs for the Term Loan were $0.1 million as of December 31, 2025 and are included in term loan payable, net in the accompanying consolidated balance sheet.

There were no outstanding borrowings under the Term Loan as of December 31, 2024.

Outstanding borrowings under the Revolver with Key Bank were $34.9 million as of December 31, 2025. Outstanding borrowings under the Revolver with Key Bank were $18.4 million as of December 31, 2024. The interest rate on the Revolver as of December 31, 2025 had a weighted average of 6.32%. Unamortized loan costs for the Revolver were $0.1 million as of both December 31, 2025 and December 31, 2024, and are included in other assets in the accompanying consolidated balance sheets.

Amortization of loan costs with Key Bank were $0.2 million and $0.4 million for the years ended December 31, 2025 and December 31, 2024, respectively. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

As of December 31, 2025, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of December 31, 2025 and December 31, 2024.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2025, and 2024, the Company had a total of 13,345,167 and 13,345,980 shares of common stock issued and outstanding, respectively.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during 2025 and 2024:

	Record	Payment	Dividend
Declaration Date	Date	Date	Per Share
March 12, 2024	March 31, 2024	April 12, 2024	$0.66	(1)
March 12, 2024	March 31, 2024	April 15, 2024	$0.12
June 13, 2024	June 30, 2024	July 12, 2024	$0.12
August 6, 2024	September 30, 2024	October 11, 2024	$0.12
November 4, 2024	December 31, 2024	January 10, 2025	$0.12
March 11, 2025	March 31, 2025	April 10, 2025	$0.85	(2)
March 11, 2025	March 31, 2025	April 17, 2025	$0.12
June 5, 2025	June 30, 2025	July 11, 2025	$0.12
August 5, 2025	September 30, 2025	October 10, 2025	$0.12
November 4, 2025	December 31, 2025	January 9, 2026	$0.12

(1)
Represents a supplemental 2023 dividend.
(2)
Represents a supplemental 2024 dividend.

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

The 2017 Incentive Award Plan (the “2017 Plan”) was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders which was obtained on June 8, 2017. The 2017 Plan has intended purposes to further the growth, development, and financial success of the Company and to obtain and retain the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued and all restrictions applicable to such shares of common stock have lapsed. As of December 31, 2025, the Company had 794,571 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings, at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. There was $0.2 million and $0.4 million of stock compensation expense relating to these options for the years ended December 31, 2025 and December 31, 2024, respectively.

The Board of Directors has determined the value of a share of common stock at December 31, 2025 to be $22.35 based on a valuation completed with the assistance of an independent third party for purposes of valuing shares of the Company’s common stock pursuant to the 2017 Plan.

For the years ended December 31, 2025 and 2024, the Company’s total stock-based compensation in the statement of equity was approximately $2,335,000 and $2,297,000, respectively. As of December 31, 2025, there was approximately $3,601,000 of unamortized stock compensation related to restricted stock. The cost is expected to be recognized over a weighted average period of 2.5 years.

At December 31, 2025, 600,000 stock options were outstanding, all of which were vested, and 1,182,569 shares of restricted stock were outstanding, 996,585 of which were vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested shares outstanding as of December 31, 2024	185,967	$18.03
New shares issued through December 31, 2025	109,880	21.75
Vested	(109,863)	20.24
Non-vested shares outstanding as of December 31, 2025	185,984	$19.36

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of December 31, 2025:

Number of Shares
2026	60,203
2027	43,451
2028	31,229
2029	21,546
2030	14,058
2031	8,515
Thereafter	6,982
Total Non-vested Shares	185,984

7. EARNINGS PER SHARE:

Basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS reflects the potential dilution that could occur if option contracts were exercised and converted into common stock. There were 182,103 and 184,888 common share equivalents related to stock options in the twelve months ended December 31, 2025 and 2024, respectively. These common share equivalents related to stock options are presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	2025	2024
Numerator:
Net income attributable to common stockholders	$16,949	$7,266
Denominator:
Weighted average common shares outstanding – basic	13,347,214	13,336,879
Weighted average common shares outstanding – diluted	13,529,317	13,521,767
Basic and Diluted Per Share Information:
Net income per share – basic	$1.27	$0.54
Net income per share – diluted	$1.25	$0.54

8. RELATED PARTY TRANSACTIONS:

Green Holland Management LLC:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold interests in a real estate brokerage firm, Green Holland Management LLC ("GHM"). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions. In December 2024, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $349,800 of brokerage commissions paid to GHM. In November 2025, the Company concluded negotiations to extend a current lease which resulted in approximately $4,500 of brokerage commissions for GHM on the aggregate contractual rents of approximately $450,000.

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

Environmental Matters:

As of December 31, 2025, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company has determined that there is no liability needed for these on-going activities on the accompanying consolidated balance sheets.

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

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$28,834	$28,834	$29,380	$29,380
Restricted cash	578	578	143	143
Rent and other receivables	1,598	1,598	1,285	1,285
Financial liabilities:
Dividends payable	$1,601	$1,601	$1,601	$1,601
Accounts payable and accrued expenses	6,409	6,409	5,800	5,800
Secured revolving credit facility	34,900	34,900	18,400	18,400
Term loan payable	20,000	20,000	—	—
Mortgage notes payable	475,481	457,427	486,822	455,082

11. OTHER RETIREMENT BENEFITS:

Other Retirement Benefits:

The Company sponsors retirement benefits under a defined contribution 401(k) plan which covers all employees who have completed one year of service and are at least 21 years of age. Contributions to this plan and charged to benefit costs for the years ended December 31, 2025 and 2024 were approximately $69,000 and $66,000, respectively.

In November 2016, the Board of Directors of the Company approved the implementation of a profit-sharing contribution component to its existing 401(k) plan. Contributions to this component of the plan and charged to benefits costs for the years ended December 31, 2025 and 2024 were approximately $92,000 and $91,000, respectively.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP income from continuing operations to taxable income for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net income	$20,271	$8,599
GAAP net (income) of taxable subsidiaries	(636)	(666)
GAAP net income from REIT operations	19,635	7,933
Operating expense book deductions greater than tax	4,810	8,258
Book depreciation in excess of tax depreciation	5,570	4,714
GAAP amortization of intangibles in excess of tax amortization	978	674
Gain on sale of real estate	(7,669)	—
Straight-line rent adjustments	(2,343)	(112)
(Income) allocable to noncontrolling interest	(3,540)	(3,600)
Estimated taxable income	$17,441	$17,867

We have determined for income tax purposes that the 2025 and 2024 regular dividends were considered ordinary dividend distributions. The total distributions paid in both 2025 and 2024 were the result of cash flows from operations.

Taxable REIT Subsidiaries:

The Company is subject to federal, state, and local income taxes on the income from its Taxable REIT subsidiaries (“TRS”) activities, which include all the discontinued operations of Shelter Express, Inc. and subsidiaries. There were no provisions for (benefit from) income taxes from discontinued operations for the years ended December 31, 2025 and 2024. The TRS entities have approximately $16.7 million of net operating loss carry-forwards at December 31, 2025, which begin to expire in 2028. The Company has recorded a full valuation allowance against the deferred income tax assets as it does not consider realization of such assets to be more likely than not. The Company has determined that any changes in the value of the deferred income tax assets would have no impact on the Company’s consolidated financial statements inasmuch as it would be offset by a full valuation allowance.

13. FUTURE MINIMUM RENT SCHEDULE:

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent or amortization of intangibles) as of December 31, 2025, under operating leases for the next five years and thereafter are as follows (in thousands):

2026	$70,432
2027	64,164
2028	57,398
2029	49,356
2030	43,642
Thereafter	216,953
Total	$501,945

The lease agreements generally contain provisions for the reimbursement of real estate taxes and operating expenses, as well as fixed increases in rent.

14. SUBSEQUENT EVENTS

Distributions

On March 10, 2026, our Board of Directors declared a supplemental cash dividend of $0.85 per share of common stock, payable with respect to the year ended December 31, 2025, to stockholders of record as of the close of business on March 31, 2026, payable on April 10, 2026. On March 10, 2026, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the first quarter ended March 31, 2026, to stockholders of record as of the close of business on March 31, 2026, payable on April 17, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 15d -15(f) of the Exchange Act) as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers and the positions they held with us as of March 10, 2026:

Name	Age	Position
Paul Cooper	65	Chairman of the Board, CEO and Class II Director
Louis Sheinker	64	President, Chief Operating Officer, Secretary and Class II Director
Stuart Blau	70	Chief Financial Officer and Treasurer
Douglas Cooper	79	Class I Director
Stanley Perla	82	Class II Director
Donald Schaeffer	75	Class III Director
David Jang	65	Class I Director
Brandon Konigsberg	55	Class III Director
James Oswald	62	Class III Director

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

Louis Sheinker has been President and Chief Operating Officer and a director of the Company since January 2013. Mr. Sheinker brings over 40 years of real estate experience to the Company. Prior to joining the Company, Mr. Sheinker was a co-founding partner in Lighthouse Real Estate Ventures. He has participated in restructuring and repositioning of over 4 million square feet of office space and industrial properties. Prior to founding Lighthouse, he was the President of Sheinker Wasserstein Realty Services, Inc., which performed management and asset management services on behalf of financial institutions throughout the New York Metropolitan Area. Mr. Sheinker brings his extensive experience in the commercial real estate industry to the Board. He holds a Bachelor of Arts degree from Ithaca College and is currently a licensed Real Estate Broker in New York State. Effective as of January 15, 2015, Mr. Sheinker was appointed Secretary of the Company.

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

Douglas Cooper has been a director since June 2006. Mr. Cooper practiced law for over 40 years and retired from practice in 2017. Mr. Cooper graduated from Hamilton College and received his Juris Doctor degree from Fordham Law School. Mr. Cooper also earned a Master’s degree in Corporate Law from NYU Law School. Douglas Cooper is the cousin of Paul Cooper. Mr. Cooper is deemed an independent director.

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

Brandon Konigsberg has been a director of the Company since October 2019. Mr. Konigsberg has served as Executive Vice President of Scotiabank, a Canadian multinational banking and financial services company, since November 2025, and previously served as Managing Director from November 2024 to November 2025. From 1996 through 2020, Mr. Konigsberg was an executive of JPMorgan Chase & Co., a global financial services firm, where he held leadership roles in Finance and Treasury, serving as a CFO and COO for the Chief Investment Office, JPMorgan Securities Wealth Management Business, Corporate Treasury and Human Resources. Mr. Konigsberg also led management of the company’s global balance sheet, liquidity and interest rate risks. Prior to joining JP Morgan Chase & Co., Mr. Konigsberg was an auditor at Goldstein, Golub and Kessler, PC. Mr. Konigsberg has served on the board of Chicago Atlantic Real Estate Finance, Inc. since 2021, and he is the founder and managing partner of Kobra Group, LLC, an executive and board level advisory and consulting firm, where he has provided advisory and CFO services since December 2020. Mr. Konigsberg served as an interim CFO for Fynn, a fintech lending platform, from June 2021 to September 2022 and Exos, a lender specializing in SBA 7(a) loans, from June 2023 to September 2023. He previously served on the board of Flora Growth Corp. from September 2022 to June 2023. He brings to the Board his broad experience driving financial and operational strategy, management and discipline. He received a Bachelor of Arts in Accounting from the University of Albany and a Master’s degree in Business Administration from New York University Stern School of Business. Mr. Konigsberg is deemed an independent director.

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

Our Board currently consists of eight directors: Paul Cooper, Louis Sheinker, Douglas Cooper, Stanley Perla, Donald Schaeffer, David Jang, Brandon Konigsberg and James Oswald. Directors are elected at each annual meeting of stockholders. We have a staggered Board. Class I directors, which are Messrs. D. Cooper and Jang, have a term expiring at the annual stockholders meeting in 2028 or until their successors are elected and qualified. Class II directors, which are Messrs. P. Cooper, Sheinker and Perla, have a term expiring at the annual meeting in 2026 or until their successors are elected and qualified. Class III directors, Messrs. Konigsberg, Schaeffer and Oswald, have a term expiring at the annual stockholders meeting in 2027 or until their successors are elected and qualified. Directors reelected at such time shall be reelected to three-year terms. Officers are appointed by the Board and serve at the pleasure of the Board, subject to any contract rights.

Our Board held seven meetings during 2025. Each director attended at least 75% of the aggregate number of all Board meetings held during the period for which he was a director and committee meetings held during the period for which he was a committee member.

We encourage all members of the Board to attend annual meetings of stockholders, but there is no formal policy as to their attendance. At the 2025 annual meeting of stockholders, all members of the Board attended the meeting. Our directors regularly meet in executive session without management present. Generally, the meetings follow each quarterly meeting of the Board.

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

During the year ended December 31, 2025, the Audit Committee held four meetings.

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

In January 2016, the Compensation Committee, following an independence and conflict of interest review, engaged Gressle & McGinley LLC (“G&M”) as its independent compensation consultant to assist the Committee in its work on negotiating and finalizing new employment agreements for the Company’s executive officers (CEO and President/COO), and to serve as the Committee’s independent advisors on various 2015 related compensation matters, including, among others, annual performance reviews, market pay levels, grants under the Company’s equity compensation plans, etc. Prior to this engagement, G&M was employed as compensation consultants by the Company’s CEO and President/COO with respect to the review of the CEO, President/COO and CFO executive 2014 and 2015 market compensation, with the compensation paid for such services not exceeding $16,000 and $45,000, respectively. The total paid to G&M for each of the years ended December 31, 2025 and December 31, 2024, was approximately $30,000 and $47,000, respectively.

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

During the year ended December 31, 2025, the Compensation Committee held one meeting. On May 23, 2025, the Compensation Committee held a meeting at which G&M gave an updated report regarding Board and committee compensation. Based upon this presentation, the Compensation Committee approved increasing the Board equity compensation from $55,000 per year to $65,000, for the fiscal year 2025.

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

Insider Trading Policy

We maintain an insider trading policy (“Insider Trading Policy”) governing the purchase, sale and other dispositions of our securities by our directors, officers, and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Insider Trading Policy prohibits trading while in possession of material nonpublic information. It also provides for “black-out periods” during which certain individuals are prohibited from transacting in our securities, as well as pre-clearance procedures for certain individuals before engaging in certain transactions. A copy of our Insider Trading Policy was filed as Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of each named executive officer of the Company and/or their subsidiaries for the two years ended December 31, 2025 (“named executive officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($)		Total ($)
Paul Cooper, Chairman and Chief Executive Officer	2025	$750,000	$1,450,000	$749,984	$—	$133,247	(1)(2)(3)	$3,083,232
	2024	$750,000	$3,030,000	$1,069,988	$—	$143,100	(1)(2)(3)	$4,993,087
Louis Sheinker, President, Chief Operating Officer and Secretary	2025	$750,000	$1,450,000	$749,984	$—	$166,332	(1)(2)(3)	$3,116,315
	2024	$750,000	$3,030,000	$1,069,988	$—	$174,202	(1)(2)(3)	$5,024,190
Stuart Blau, Chief Financial Officer and Treasurer	2025	$400,000	$500,000	$499,989	$—	$92,079	(1)(2)	$1,492,068
	2024	$400,000	$575,000	$374,985	$—	$92,648	(1)(2)	$1,442,633

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

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2025:

Name and Principal Position	Grant Date	All Other Stock Awards, Number of Shares of Stock of Units (#)	Grant Date Fair Value of Equity Awards ($)
Paul Cooper, Chairman and Chief Executive Officer	6/5/2025	34,482	$749,984
Louis Sheinker, Chief Operating Officer, President and Secretary	6/5/2025	34,482	$749,984
Stuart Blau, Chief Financial Officer and Treasurer	6/5/2025	22,988	$499,989

Outstanding Equity Awards

The following table sets forth certain information with respect to restricted stock awards held by each named executive officer as of December 31, 2025:

Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Cooper	2025	21,240	461,964	—	—
	2024	22,145	498,252	—	—
	2023	8,825	146,062	—	—
	2022	8,321	151,019	—	—
	2021	8,307	98,854	—	—
	2020	2,787	35,400	—	—
	2019	1,408	16,333	—	—
	2018	406	4,728	—	—
	2017	64	737	—	—
Louis Sheinker	2025	21,240	461,964	—	—
	2024	22,145	498,252	—	—
	2023	8,825	146,062	—	—
	2022	8,321	151,019	—	—
	2021	8,307	98,854	—	—
	2020	2,787	35,400	—	—
	2019	1,408	16,333	—	—
	2018	406	4,728	—	—
	2017	64	737	—	—
Stuart Blau	2025	16,967	369,022	—	—
	2024	8,607	193,665	—	—
	2023	6,509	107,729	—	—
	2022	3,380	61,340	—	—
	2021	2,354	28,007	—	—
	2020	943	11,973	—	—
	2019	218	2,533	—	—

(1)
The restricted stock and option awards will be accounted for at their fair value at the grant date which will also be the service inception date and will be amortized over the period of service.

The following table sets forth certain information with respect to outstanding stock option awards granted to our named executive officers as of December 31, 2025:

Name and Principal Position	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price(1)	Option Expiration Date(2)
Paul Cooper, Chairman and Chief Executive Officer	100,000	—	—	$10.40	November 2026
Louis Sheinker, Chief Operating Officer, President and Secretary	100,000	—	—	$10.40	November 2026
Paul Cooper, Chairman and Chief Executive Officer	200,000	—	—	$18.15	July 2032
Louis Sheinker, Chief Operating Officer, President and Secretary	200,000	—	—	$18.15	July 2032

(1)
Fair market value of shares on the date of grant.
(2)
10 years from the date of grant.

Option Exercises and Stock Vested:

Options issued in 2008 pursuant to the 2007 Incentive Award Plan and the related Stock Option Agreement were exercised by Paul Cooper on May 31, 2017 and 50,000 shares were issued upon exercise of these options. No options were exercised by our named executive officers in 2025.

Timing of Stock Option and other Equity Award Grants:

Although the Company does not have a formal policy regarding the timing of awards of stock options, stock appreciation rights (“SARs”) and/or similar option-like instruments grants to the Company’s named executive officers, the Company does not make these awards or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, the Company does not time the release of material, non-public information based on stock-option, SARs or other equity award grant dates for the purpose of affecting the value of any award to the Company’s named executive officers. As the Company’s common stock is not traded on any national securities exchange, the Board and Compensation Committee set the exercise price of options based upon a valuation of the Company’s shares conducted by an independent third party for the purpose of valuing shares of the Company’s common stock. In fiscal year 2025, none of the Company’s named executive officers were granted any options to purchase shares of the Company’s common stock, SARs or similar option-like instruments.

Pension Benefits:

We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation:

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments upon Termination or Change in Control:

Except as set forth below, there are no employment agreements or agreements providing for potential payments upon termination or a change in control at December 31, 2025.

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

2025 Bonuses Paid Under the P. Cooper and L. Sheinker Employment Agreements

On May 23, 2025, the Compensation Committee discussed that the Adjusted Funds From Operations benchmarks for 2024 were met, as set forth in the respective employment agreements of Messrs. P. Cooper and L. Sheinker, entitling each executive to a $750,000 cash bonus and a $500,000 restricted stock bonus under the 2017 Plan. The Compensation Committee consulted with, and reviewed materials provided by, G&M, its independent compensation consultant, regarding market compensation and the Company’s 2024 performance and utilized its discretion to increase the size of Messrs. P. Cooper and L. Sheinker’s cash bonuses since the performance benchmarks were exceeded. The Compensation Committee approved increasing the cash bonus award by $700,000 each, for a total cash bonus of $1,450,000 to each of Messrs. P. Cooper and L. Sheinker and approved increasing the restricted stock bonus by $250,000 each, for a total equity bonus of $750,000 to each of Messrs. P. Cooper and L. Sheinker.

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

Stuart Blau Employment Letter

On November 14, 2017, Stuart M. Blau was appointed as the Company’s Chief Financial Officer and Treasurer. In connection with Mr. Blau’s appointment, the Company and Mr. Blau entered into an employment letter (the “Employment Letter”) setting forth the terms and conditions of Mr. Blau’s employment with the Company. The Employment Letter provides that Mr. Blau will, among other things, (i) receive a base salary of $300,000 per annum, subject to annual review, (ii) be eligible to receive an annual discretionary performance bonus, and (iii) be entitled to participate in the Company’s benefit programs. In addition, the Employment Letter contains confidentiality and non-disclosure covenants customary for agreements of this nature. On May 25, 2022, the Compensation Committee discussed the performance of Mr. Blau and the Company's profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to increase Mr. Blau's base salary to $350,000 per annum for the 2022 fiscal year. On May 22, 2024, the Compensation Committee discussed the performance of Mr. Blau and the Company's profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to increase Mr. Blau's base salary to $400,000 per annum for the 2024 fiscal year. Mr. Blaus’s base salary was unchanged for the 2025 fiscal year.

2025 Bonuses Paid Under the S. Blau Employment Letter

On May 23, 2025, the Compensation Committee discussed the performance of Mr. Blau and the Company’s profitability, as set forth in the respective employment letter of Mr. Blau, and utilized its discretion to entitle the executive to a $500,000 cash bonus and a $500,000 restricted stock bonus under the 2017 Plan.

Director Compensation:

The following table sets forth a summary of the compensation paid to our directors in 2025:

Name	Fees Paid Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	Total ($)
Stanley Perla	85,000	64,989	—	—	—	149,989
Donald Schaeffer	87,500	64,989	—	—	—	152,489
Douglas Cooper	70,000	64,989	—	—	—	134,989
David Jang	75,000	64,989	—	—	—	139,989
Brandon Konigsberg	82,500	64,989	—	—	—	147,489
James Oswald	77,500	64,989	—	—	—	142,489

Our non-officer Directors received the following forms of compensation for 2025:

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
•
Equity Compensation. Effective January 1, 2025, upon their initial election and annually on the date of the Annual Meeting of the Company’s stockholders, each director receives $65,000 in shares of restricted stock at fair market value on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2025, information regarding the beneficial ownership of the Company’s common stock by (1) each person who is known to the Company to be the owner of more than five (5%) percent of the Company’s common stock, (2) each of the Company’s directors and named executive officers and (3) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of December 31, 2025.

	Amounts and Nature of	Percentage of
Name of Beneficial Owner (1)	Beneficial Ownership	Class(7)
Paul Cooper (2)	748,177	5.4%
Louis Sheinker (3)	639,927	4.6%
Douglas Cooper (4)	222,864	1.7%
Stuart Blau (6)	94,062	*
Donald Schaeffer (5)	39,743	*
Stanley Perla (5)	35,007	*
David Jang (6)	23,577	*
Brandon Konigsberg (6)	17,184	*
James Oswald (6)	5,432	*
All Executive Officers and Directors as a Group	1,825,973	13.1%

* Represents less than 1.0% of the Company’s outstanding common stock.

(1)
Unless otherwise noted, the business address of each of the following individuals is 1399 Franklin Ave., Suite 100, Garden City, New York, 11530.
(2)
Includes options to purchase 100,000 shares which may be purchased under the Company’s 2007 Incentive Award Plan (the “2007 Plan”) and 200,000 shares which may be purchased under the Company’s 2017 Incentive Award Plan (the “2017 Plan). Also includes 236,008 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 192,974 shares held by the Paul Cooper 2020 Dynasty Trust.

(3)
Includes options to purchase 100,000 shares which may be purchased under the 2007 Plan and 200,000 shares which may be purchased under the Company’s 2017 Incentive Award Plan (the “2017 Plan). Also includes 255,203 restricted shares granted under the 2007 Plan and the 2017 Plan and includes 84,724 shares held by the Louis Sheinker 2020 Dynasty Trust.
(4)
Includes 74,695 restricted shares granted under the 2007 Plan and 23,791 restricted shares granted under the 2017 Plan.
(5)
Restricted shares granted under the 2007 Plan and the 2017 Plan.
(6)
Restricted shares granted under the 2017 Plan.
(7)
Based on 13,345,167 shares of common stock outstanding as of December 31, 2025.

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

The following information is provided as of December 31, 2025, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities issued of restricted stock and unexercised options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	200,000	$10.40	879,618	—
Equity compensation plans approved by security holders (2)	400,000	$18.15	1,205,429	794,571
Equity compensation plans not approved by security holders	—	—	—	—
Total	600,000	$15.57	2,085,047	794,571

(1)
This equity compensation is under the 2007 Plan.
(2)
This equity compensation is under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

Green Holland Management LLC:

Paul Cooper, the Chairman and Chief Executive Officer of the Company, and Louis Sheinker, the President, Secretary and Chief Operating Officer of the Company, each hold interests in a real estate brokerage firm, Green Holland Management LLC (“GHM”). Paul Cooper and Louis Sheinker each own fifty percent (50%) of the interests in GHM. In October 2022, the Company sold a property to a buyer that was introduced to the property by a broker working for GHM. GHM received a brokerage commission of $600,000. In January 2023, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $574,000 of brokerage commissions. In December 2024, the Company purchased a property and was introduced to the property by a broker working for GHM, resulting in $349,800 of brokerage commissions paid to GHM. In November 2025, the Company concluded negotiations to extend a current lease which resulted in approximately $4,500 of brokerage commissions for GHM on the aggregate contractual rents of approximately $450,000.

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

Director Independence

Our Board of Directors currently consists of eight members. As of March 10, 2026, six of the members are deemed independent. The Board elects to apply the NASDAQ stock market corporate governance requirements and standards in its determination of the independence status of each Board and committee member. With respect to Mr. Douglas Cooper’s independence, the Board considered that he previously served as an executive officer of the Company over ten years ago, that a law firm in which he was a partner previously served as counsel to the Company over ten years ago and that his cousin currently serves as the CEO of the Company. The Board determined that Mr. Douglas Cooper qualified as an independent director given the number of years that have passed since he has served as an executive officer and the law firm in which he was a partner served as legal counsel to the Company and the fact that the Board did not believe that cousin relationship with the CEO would interfere with his exercise of independent judgment in carrying out his responsibilities as a director. The members of the Audit Committee are also “independent” as defined under the Exchange Act and applicable rules and regulations of the NASDAQ stock market. The members of the Compensation Committee are “independent” as defined under the applicable rules and regulations of the NASDAQ stock market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 21, 2025, the Audit Committee appointed Baker Tilly US, LLP as our independent registered public accounting firm. Baker Tilly US, LLP has served as our independent registered public accounting firm since March 27, 2023 and has reported on the financial statements in this 2025 Annual Report on Form 10-K.

The following table presents aggregate fees billed for each of the years ended December 31, 2025 and 2024 for professional services rendered by Baker Tilly US, LLP in the following categories:

	2025	2024
Audit fees	$477,500	$461,750
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$477,500	$461,750

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

Tax fees. These are fees for all professional services performed by professional staff in Baker Tilly US, LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax planning and tax advice. In 2018, the Company engaged Alan Goldman P.C. to provide tax related services including tax planning and tax advice. Fees paid to Alan Goldman P.C. for the years ended December 31, 2025 and December 31, 2024 were $58,000 and $56,000, respectively.

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

10.18

Letter Agreement, dated December 2, 2025, by and among GTJ Realty, LP, KeyBank National Association, and the guarantors party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2025).

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

10.21	GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (No. 333-218667), filed with the SEC on June 12, 2017).

10.22	First Amendment to GTJ REIT, Inc. 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.23	Form of Stock Option Agreement under the 2017 Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
10.24	GTJ REIT, Inc. Long-Term Equity Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.25	First Amendment to GTJ REIT, Inc. Long Term Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024).

10.26

Employment Letter, dated November 14, 2017, by and between the Company and Stuart Blau (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.27

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

10.31

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

10.35

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
10.44

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

19.1	Policy on Insider Trading of GTJ REIT, Inc. (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2025).

21.1	Subsidiaries of GTJ REIT, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 or 15d-14 (filed herewith).

32.1	Certification of Chief Executive Officer (furnished herewith).

32.2	Certification of Chief Financial Officer (furnished herewith).

99.1	Amended and Restated Share Redemption Program (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

GTJ REIT, Inc

Schedule III- Consolidated Real Estate and Accumulated Depreciation (in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2025
Property	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
New York
Industrial:
103 Fairview Park Drive, Elmsford, NY	D	3,416	9,972	1,224	3,416	11,196	14,612	3,713	1988	1/17/2013
412 Fairview Park Drive, Elmsford, NY	A	3,237	572	—	3,237	572	3,809	186	n/a	1/17/2013
401 Fieldcrest Drive, Elmsford, NY	A	3,008	7,097	—	3,008	7,097	10,105	2,365	n/a	1/17/2013
404 Fieldcrest Drive, Elmsford, NY	D	2,275	7,822	387	2,275	8,209	10,484	2,884	1996	1/17/2013
36 Midland Ave, Port Chester, NY	A	2,428	6,409	646	2,428	7,055	9,483	2,506	1979	1/17/2013
100-110 Midland Ave, Port Chester, NY	A	5,390	16,463	4,133	5,390	20,596	25,986	6,250	1979	1/17/2013
199 Ridgewood Drive, Elmsford, NY	A	827	1,916	431	827	2,347	3,174	770	1992	1/17/2013
203 Ridgewood Drive, Elmsford, NY	A	948	2,265	—	948	2,265	3,213	775	1986	1/17/2013
8 Slater Street, Port Chester, NY	A	1,997	4,640	1,981	1,997	6,621	8,618	1,971	1984	1/17/2013
612 Wortman Ave, Brooklyn, NY	G	8,907	117	4,434	8,907	4,551	13,458	4,238	1965	3/26/2007
165-25 147th Ave, Jamaica, NY	A	360	3,821	856	360	4,677	5,037	4,677	1952	3/26/2007
114-15 Guy Brewer Blvd, Jamaica, NY	A	23,100	6	2,067	23,100	2,073	25,173	2,073	1965	3/26/2007
49-19 Rockaway Beach Blvd, Far Rockaway, NY	A	74	783	31	74	814	888	814	1931	3/26/2007
85-01 24th Ave, East Elmhurst, NY	A	38,210	937	2,343	38,210	3,280	41,490	3,279	1954	3/26/2007
23-85 87th Street, East Elmhurst, NY	G	14,506	323	1,168	14,637	1,360	15,997	1,249	1966	3/26/2007
28-20 Borden Ave, Long Island City, NY		26,678	98	565	26,678	663	27,341	219	1992	7/2/2014
606 Cozine Ave, Brooklyn, NY	C	3,304	6,469	—	3,304	6,469	9,773	4,169	1969	5/10/2016
201 Neelytown Road, Montgomery, NY	C	4,751	27,906	—	4,751	27,906	32,657	7,216	2017	8/31/2017
Retail:
112 Midland Ave, Port Chester, NY	A	786	422	—	786	422	1,208	165	1980	3/26/2007
Total NY:		144,202	98,038	20,266	144,333	118,173	262,506	49,519
New Jersey
Industrial:
100 American Road, Morris Plains, NJ	A	2,275	12,538	1,867	2,275	14,405	16,680	4,764	1986	1/17/2013
200 American Road, Morris Plains, NJ	A	725	5,361	651	725	6,012	6,737	1,883	2004	1/17/2013
300 American Road, Morris Plains, NJ	D	1,466	6,628	670	1,466	7,298	8,764	2,519	1987	1/17/2013
400 American Road, Morris Plains, NJ	A	1,724	9,808	1,038	1,724	10,846	12,570	3,781	1990	1/17/2013
500 American Road, Morris Plains, NJ	D	1,711	8,111	440	1,711	8,551	10,262	3,050	1988	1/17/2013
20 East Halsey Road, Parsippany, NJ	E	1,898	1,402	5,830	1,898	7,232	9,130	2,593	1970	4/23/2014
1110 Centennial Ave, Piscataway, NJ	B	790	1,937	318	790	2,255	3,045	888	1979	3/13/2015
11 Constitution Ave, Piscataway, NJ	B	1,780	8,999	599	1,780	9,598	11,378	2,800	1989	3/13/2015
21 Constitution Ave, Piscataway, NJ	B	6,187	18,855	150	6,187	19,005	25,192	5,929	2004	3/13/2015
4 Corporate Place, Piscataway, NJ		2,145	1,744	1,692	2,145	3,436	5,581	773	1974	3/13/2015
8 Corporate Place, Piscataway, NJ		2,666	4,381	55	2,666	4,436	7,102	1,643	1977	3/13/2015
1938 Olney Avenue, Cherry Hill, NJ	C	1,176	5,357	—	1,176	5,357	6,533	2,289	1966	7/27/2017
Total NJ:		24,543	85,121	13,310	24,543	98,431	122,974	32,912
Connecticut
Industrial:
466 Bridgeport Ave, Shelton, CT	E	833	867	3,266	833	4,133	4,966	2,138	1982	1/17/2013
470 Bridgeport Ave, Shelton, CT	A	2,660	4,807	1,102	4,156	5,909	10,065	2,717	1973	1/17/2013
15 Progress Drive, Shelton, CT		984	3,411	2,105	984	5,516	6,500	1,466	1980	1/17/2013
33 Platt Road, Shelton, CT	A	3,196	5,402	—	3,196	5,402	8,598	3,575	1972	10/15/2014
950-974 Bridgeport Ave, Milford, CT	F	1,551	3,524	48	1,551	3,572	5,123	1,226	1946	1/17/2013
12 Cascade Blvd, Orange, CT	A	1,688	3,742	159	1,688	3,901	5,589	1,271	1987	1/17/2013
15 Executive Blvd., Orange, CT	A	1,974	5,357	1,182	1,974	6,539	8,513	2,737	1983	1/17/2013
25 Executive Blvd., Orange, CT	A	438	1,481	59	438	1,540	1,978	510	1983	1/17/2013
22 Marsh Hill Rd, Orange, CT	A	1,462	2,915	731	1,462	3,646	5,108	1,438	1989	1/17/2013
269 Lambert Rd, Orange, CT	A	1,666	3,516	230	1,666	3,746	5,412	1,521	1986	1/17/2013
110 Old County Circle, Windsor Locks, CT	F	1,572	11,797	1,247	1,572	13,044	14,616	4,911	2003	4/8/2014
120 Old County Circle, Windsor Locks, CT	F	200	—	5,941	200	5,941	6,141	1,483	2018	4/8/2014
4 Meadow Street, Norwalk, CT	A	856	3,034	541	856	3,575	4,431	1,542	1992	8/22/2014
777 Brook Street, Rocky Hill, CT	A	2,456	8,658	975	2,456	9,633	12,089	3,363	1969	1/14/2015
35 Executive Blvd., Orange, CT (1)	A	1,080	8,909	(3,879)	1,080	5,030	6,110	877	2020	1/17/2013
Total CT:		22,616	67,420	13,707	24,112	81,127	105,239	30,775
Delaware
Industrial:
300 McIntire Drive, Newark, DE	C	2,488	13,033	779	2,488	13,812	16,300	6,958	1999	6/1/2016
Total DE:		2,488	13,033	779	2,488	13,812	16,300	6,958
North Carolina
Industrial:
1000 Exchange Street, Charlotte, NC	G	25,563	—	—	25,563	—	25,563	2,074	n/a	1/18/2023
9305 Pioneer Avenue, Charlotte, NC		3,953	—	—	3,953	—	3,953	3	n/a	1/29/2025
Total NC:		29,516	—	—	29,516	—	29,516	2,077
Florida
Industrial:
9111 Cheetos Circle, Fort Myers, FL		7,149	25,912	—	7,149	25,912	33,061	839	2024	12/23/2024
2998 Bannon Island Road, Haines City, FL		11,918	21,163	—	11,918	21,163	33,081	54	2025	12/2/2025
Total FL:		19,067	47,075	—	19,067	47,075	66,142	893
Grand Total:		242,432	310,687	48,062	244,059	358,618	602,677	123,134

(1)
Due to the demolition of the property located at 35 Executive Boulevard, Orange, Connecticut, a $7.5 million write down was recorded during 2018. This property was formerly classified as Office but subsequently changed to Industrial due to the construction of a new Industrial building.

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization (in thousands)

December 31, 2025 and 2024

	2025	2024
Balance at beginning of year	$570,824	$535,583
Property acquisitions	37,034	33,061
Property disposition	(10,612)	—
Improvements	5,431	2,180
Balance at end of year	$602,677	$570,824

	2025	2024
Balance at beginning of year	$114,526	$104,163
Depreciation and amortization for year	11,186	10,363
Property disposition	(2,578)	—
Balance at end of year	$123,134	$114,526

Schedule III

Summary of the Company’s Mortgage Notes Payable (in thousands)

December 31, 2025

Lender	Principal Outstanding
A—American International Group 2022	$225,000
B—John Hancock Life Insurance Company (U.S.A)	25,000
C—United States Life Insurance Company	39,000
D—United States Life Insurance Company	31,462
E—Transamerica Life Insurance Company	7,572
F—Transamerica Life Insurance Company	25,000
G—American General Life Insurance Company	122,447
Total	$475,481

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTJ REIT, INC.

Dated: March 19, 2026	By:	/s/ Paul A. Cooper
Paul A. Cooper Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Blau
Stuart Blau Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Cooper Paul A. Cooper	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026

/s/ Louis Sheinker Louis Sheinker	President, Chief Operating Officer, Secretary and Director	March 19, 2026

/s/ Stuart Blau Stuart Blau	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 19, 2026

/s/ Douglas A. Cooper Douglas A. Cooper	Director	March 19, 2026

/s/ David Jang David Jang	Director	March 19, 2026

/s/ Brandon Konigsberg Brandon Konigsberg	Director	March 19, 2026

/s/ James A. Oswald James A. Oswald	Director	March 19, 2026

/s/ Stanley R. Perla Stanley R. Perla	Director	March 19, 2026

/s/ Donald M. Schaeffer Donald M. Schaeffer	Director	March 19, 2026