Form 10-Q
period 2026-03-31
GTJ REIT, INC.
filed 2026-05-08
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,345,167 shares of common stock as of May 5, 2026.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$244,059	$244,059
Buildings and improvements	359,641	358,618
Total real estate, at cost	603,700	602,677
Less: accumulated depreciation and amortization	(126,092)	(123,134)
Net real estate held for investment	477,608	479,543
Cash and cash equivalents	33,948	28,834
Restricted cash	704	578
Rental income in excess of amount billed	18,889	18,506
Acquired lease intangible assets, net	5,419	5,701
Investment in unconsolidated affiliate	3,740	3,676
Right-of-use asset - operating lease, net	1,934	2,005
Other assets	19,853	18,717
Total assets	$562,095	$557,560
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$464,995	$465,162
Term loan payable, net	19,956	19,924
Secured revolving credit facility	34,900	34,900
Accounts payable and accrued expenses	7,262	6,409
Dividends payable	12,945	1,601
Acquired lease intangible liabilities, net	324	346
Right-of-use liability - operating lease	2,141	2,212
Other liabilities	10,527	6,936
Total liabilities	553,050	537,490
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,345,167 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	131,764	131,489
Distributions in excess of net income	(125,471)	(116,065)
Total stockholders’ equity	6,294	15,425
Noncontrolling interest	2,751	4,645
Total equity	9,045	20,070
Total liabilities and equity	$562,095	$557,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,
	March 31,
	2026	2025
Revenues:
Rental income	$22,214	$20,766
Total revenues	22,214	20,766
Operating Expenses:
Property operating expenses	4,654	4,175
General and administrative	2,827	2,858
Depreciation and amortization	3,882	3,737
Total operating expenses	11,363	10,770
Operating income	10,851	9,996
Interest expense	(7,305)	(6,776)
Equity in earnings of unconsolidated affiliate	64	60
Other income	615	228
Net income	4,225	3,508
Less: Net income attributable to noncontrolling interest	686	561
Net income attributable to common stockholders	$3,539	$2,947
Net income per common share attributable to common stockholders - basic earnings per share	$0.27	$0.22
Net income per common share attributable to common stockholders - diluted earnings per share	$0.26	$0.22
Weighted average common shares outstanding – basic	13,345,167	13,345,980
Weighted average common shares outstanding – diluted	13,527,270	13,516,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2026	$—	13,345,167	$1	$131,489	$(116,065)	$15,425	$4,645	$20,070
Common stock dividends	—	—	—	—	(12,945)	(12,945)	—	(12,945)
Stock-based compensation	—	—	—	331	—	331	—	331
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,636)	(2,636)
Net income	—	—	—	—	3,539	3,539	686	4,225
Reallocation of equity	—	—	—	(56)	—	(56)	56	—
Balance at March 31, 2026	$—	13,345,167	$1	$131,764	$(125,471)	$6,294	$2,751	$9,045

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2025	$—	13,345,980	$1	$131,857	$(115,264)	$16,594	$4,971	$21,565
Common stock dividends	—	—	—	—	(12,946)	(12,946)	—	(12,946)
Stock-based compensation	—	—	—	402	—	402	—	402
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,614)	(2,614)
Net income	—	—	—	—	2,947	2,947	561	3,508
Reallocation of equity	—	—	—	(68)	—	(68)	68	—
Balance at March 31, 2025	$—	13,345,980	$1	$132,191	$(125,263)	$6,929	$2,986	$9,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,225	$3,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,979	2,832
Amortization of intangibles and deferred charges	1,514	1,441
Stock-based compensation	331	402
Non-cash lease expense	—	2
Rental income in excess of amount billed	(383)	(234)
Income from equity investment in unconsolidated affiliate	(64)	(60)
Changes in operating assets and liabilities:
Other assets	(1,926)	(539)
Accounts payable and accrued expenses	895	(30)
Other liabilities	1,266	(572)
Net cash provided by operating activities	8,837	6,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(1,065)	(1,395)
Deposit for property acquisition	—	(3,577)
Net cash used in investing activities	(1,065)	(4,972)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(620)	(808)
Financing deposit and costs	—	(714)
Cash distributions to noncontrolling interest	(311)	(323)
Cash dividends paid	(1,601)	(1,601)
Net cash used in financing activities	(2,532)	(3,446)
Net increase (decrease) in cash and cash equivalents, including restricted cash	5,240	(1,668)
Cash and cash equivalents including restricted cash of $578 and $143, respectively, at the beginning of period	29,412	29,523
Cash and cash equivalents including restricted cash of $704 and $315, respectively, at the end of period	$34,652	$27,855
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$6,952	$6,293
Non-cash expenditures for real estate	$989	$19
Right-of-use asset and liability	$2,141	$2,420

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 16.92% as of March 31, 2026. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 22 properties and the sale of 3 properties from 2014 through March 31, 2026, the Company currently owns a 83.08% interest in a total of 51 properties consisting of approximately 6.7 million square feet of primarily industrial properties on approximately 448 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida as of March 31, 2026. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At March 31, 2026, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The accompanying unaudited condensed consolidated interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Company’s management believes that the disclosures presented in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. In management’s opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial information should be read in conjunction with the Company’s December 31, 2025, audited consolidated financial statements, as previously filed with the SEC on Form 10-K on March 19, 2026.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of March 31, 2026 and December 31, 2025.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net decrease of less than $0.1 million and a net increase of less than $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The total amortization of in-place leases was $0.3 million for both the three months ended March 31, 2026 and March 31, 2025.

As of March 31, 2026, above-market and in-place leases of $0.5 million and $4.9 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2025, above-market and in-place leases of approximately $0.6 million and $5.1 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of both March 31, 2026 and December 31, 2025, approximately $0.3 million (net of accumulated amortization), relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2026, the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at March 31, 2026 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2026	$(4)	$733
2027	4	750
2028	4	626
2029	(46)	558
2030	(63)	535
2031	(63)	526
Thereafter	(45)	1,153
	$(213)	$4,881

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.1 million from this investment for both the three months ended March 31, 2026 and March 31, 2025.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of March 31, 2026 were $15.4 million and $8.0 million, respectively. Total revenues and expenses of the Company's investment in unconsolidated affiliate for both the three months ended March 31, 2026 and 2025 were $0.5 million and $0.3 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2025 were $15.4 million and $8.1 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at March 31, 2026 and December 31, 2025.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the three months ended March 31, 2026, the Company determined that the collectability of one former tenant's lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of less than $0.1 million and placed the tenant on the cash basis as of March 31, 2026. For the three months ended March 31, 2025, the Company determined that the collectability of lease payments was probable and, therefore, did not record a write-off of any tenant receivables.

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

Tenant receivables at March 31, 2026 and December 31, 2025 were $1.8 million and $1.4 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of March 31, 2026, under operating leases for the remainder of 2026, the next five years, and thereafter are as follows (in thousands):

Remainder of 2026	$53,938
2027	66,685
2028	60,296
2029	52,341
2030	46,908
2031	42,397
Thereafter	190,434
Total	$512,999

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

The following table presents additional disclosures regarding the Company’s rental income for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Fixed lease revenue	$18,260	$17,058
Variable lease revenue	3,954	3,708
Total lease revenue	$22,214	$20,766

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $2.4 million and $2.5 million as of March 31, 2026 and December 31, 2025, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2026, the next five years, and thereafter (in thousands):

Remainder of 2026	$281
2027	385
2028	397
2029	409
2030	421
2031	470
Total future minimum lease payments	2,362
Less imputed interest	222
Total right-of-use liability - operating lease	$2,141

The following table presents additional disclosures regarding the Company’s office lease for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Operating lease costs	$93	$90
Variable lease costs	4	2
Total lease costs	$97	$92

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of March 31, 2026, and December 31, 2025, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of March 31, 2026, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the three months ended March 31, 2026, rental income of $3.3 million derived from five leases with the City of New York represented 15% of the Company’s rental income. For the three months ended March 31, 2025, rental income of $2.4 million derived from five leases with the City of New York represented 12% of the Company’s rental income.

For the three months ended March 31, 2026, rental income of $2.9 million derived from six leases with Federal Express represented 13% of the Company’s rental income. For the three months ended March 31, 2025, rental income of $2.9 million derived from six leases with Federal Express represented 14% of the Company’s rental income.

For the three months ended March 31, 2026, rental income of $1.9 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 9% of the Company’s rental income. For the three months ended March 31, 2025, rental income of $1.9 million derived from one lease with Avis represented 9% of the Company’s rental income.

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

Recently Issued Accounting Pronouncements:

In January 2025, the Financial Accounting Standards Board ("FASB') issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) – Clarifying the Effective Date”, which clarified the effective date for interim reporting pursuant to ASU 2024-03.

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

The following table summarizes the Company’s allocation of the purchase price, including closing costs, of assets acquired during the year ended December 31, 2025:

Purchase Price Allocation
Land	$13,392
Building and improvements	21,163
Land improvements	2,479
Acquired lease intangible assets/liabilities (1)	1,160
Other assets	2,302
Total consideration	$40,496
(1)
Acquired lease intangible assets/liabilities include both in-place and below-market lease allocations.

On April 23, 2025, the Company (through its Operating Partnership) sold the property located at 25 Corporate Place South, Piscataway, New Jersey for $16.0 million, resulting in an aggregate gain of $7.7 million, net of $0.2 million in closing costs.

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	March 31, 2026	December 31, 2025	Maturity
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	31,309	31,462	4/1/2028
Transamerica Life Insurance Company	3.45%	7,512	7,572	4/1/2030
American General Life Insurance Company	6.12%	122,040	122,447	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
John Hancock Life Insurance Company (U.S.A)	5.65%	25,000	25,000	5/1/2035
	Subtotal	474,861	475,481
	Unamortized loan costs	(9,866)	(10,319)
	Total	$464,995	$465,162

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

The loan is a seven-year term loan that requires payments based on a 30-year amortization schedule at the rate of 6.12% per annum with the entire principal balance plus any accrued and unpaid interest due and payable on April 1, 2031. Subject to certain conditions, the outstanding loan amounts can be prepaid in whole on or before October 1, 2030, by providing advance notice of prepayment to the lender and remitting a prepayment premium equal to the greater of (i) 1.0% of the then outstanding principal amount of the loan or (ii) the then present value of the monthly payments of interest only which would be due from the prepayment date through October 1, 2030, based on the principal amount of the loan being prepaid on the prepayment date and assuming an interest rate per annum in the amount, if any, by which the interest rate exceeds the Yield Maintenance Treasury Rate (as defined in the Loan Agreement).

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of March 31, 2026, the Company was in compliance with all covenants.

Principal Repayments:

As of March 31, 2026, scheduled principal repayments for the remainder of 2026, the next five years and thereafter are as follows (in thousands):

Remainder of 2026	$2,022
2027	3,019
2028	71,697
2029	2,656
2030	9,073
2031	113,457
Thereafter	272,937
Total	$474,861

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

Outstanding borrowings under the Term Loan were $20.0 million as of both March 31, 2026 and December 31, 2025, which were SOFR rate borrowings. The interest rate on the Term Loan as of March 31, 2026 and December 31, 2025 was 6.12% and 6.31%, respectively. Unamortized loan costs for the Term Loan were less than $0.1 million as of March 31, 2026 and $0.1 million as of December 31, 2025 and are included in term loan payable, net in the accompanying consolidated balance sheet.

Outstanding borrowings under the Revolver with Key Bank were $34.9 million as of both March 31, 2026 and December 31, 2025, which were SOFR rate borrowings. The interest rate on the Revolver as of March 31, 2026 and December 31, 2025 had a weighted average of 6.17% and 6.32%, respectively. Unamortized loan costs for the Revolver were $0.1 million as of both March 31, 2026 and December 31, 2025, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were less than $0.1 million for both the three months ended March 31, 2026 and March 31, 2025. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2026, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of March 31, 2026, or December 31, 2025.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2026, and December 31, 2025, the Company had a total of 13,345,167 shares of common stock issued and outstanding.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the three months ended March 31, 2026:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 10, 2026	March 31, 2026	April 10, 2026	$0.85	(1)
March 10, 2026	March 31, 2026	April 17, 2026	$0.12

(1)
This represents a 2025 supplemental dividend.

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

The 2017 Plan was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of March 31, 2026, the Company had 794,571 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

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

All options expire ten years from the date of grant. There was no stock compensation expense relating to these options for the three months ended March 31, 2026 and $0.1 million of stock compensation expense relating to these options for the three months ended March 31, 2025.

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

For the three months ended March 31, 2026 and 2025, the Company’s total stock-based compensation in the statement of equity was $0.3 million and $0.4 million, respectively. As of March 31, 2026, there was approximately $3.3 million of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.2 years.

At March 31, 2026, 600,000 stock options were outstanding, all of which were vested, and 1,182,569 shares of restricted stock were outstanding, 1,014,240 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested shares outstanding as of December 31, 2025	185,984	$19.36
Vested	(17,655)	$19.65
Non-vested shares outstanding as of March 31, 2026	168,329	$19.43

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of March 31, 2026:

Number of Shares
Remainder of 2026	42,548
2027	43,451
2028	31,229
2029	21,546
2030	14,058
2031	8,515
Thereafter	6,982
Total Non-vested Shares	168,329

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 182,103 and 170,575 common share equivalents related to stock options in the three months ended March 31, 2026 and 2025, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income attributable to common stockholders	$3,539	$2,947
Denominator:
Weighted average common shares outstanding – basic	13,345,167	13,345,980
Weighted average common shares outstanding – diluted	13,527,270	13,516,555
Basic and Diluted Per Share Information:
Net income per share – basic	$0.27	$0.22
Net income per share – diluted	$0.26	$0.22

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

606 Cozine Avenue:

In March 2026, Rochlin acted as the exclusive broker for this property. The tenant signed an extension agreement which resulted in approximately $57,000 of brokerage commissions on the aggregate contractual rents of approximately $953,000.

9. COMMITMENTS AND CONTINGENCIES:

Legal Matters:

The Company is involved in lawsuits and other disputes which arise in the ordinary course of business. However, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

Environmental Matters:

As of March 31, 2026, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$33,948	$33,948	$28,834	$28,834
Restricted cash	704	704	578	578
Rent and other receivables	2,453	2,453	1,598	1,598
Financial liabilities:
Dividends payable	12,945	12,945	1,601	1,601
Accounts payable and accrued expenses	7,262	7,262	6,409	6,409
Term loan payable	20,000	20,000	20,000	20,000
Secured revolving credit facility	34,900	34,900	34,900	34,900
Mortgage notes payable	474,861	453,606	475,481	457,427

11. SUBSEQUENT EVENTS:

On April 6, 2026, the Company's Board approved the cancellation of 200,000 non-qualified stock options issued on November 8, 2016, to key officers of the Company in exchange for a cash payment for the fair market value of the options based upon the valuation of the Company's common stock at December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “seek,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot provide any assurance with respect to these or any other forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. See the risk factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the potential risks and uncertainties set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 (and our subsequently filed public reports) as being exhaustive, and new factors may emerge that could affect our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, unless otherwise required by law. You should read the following discussion in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this filing and our previously filed annual audited financial statements.

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of March 31, 2026, owned and operated, through our Operating Partnership, a total of 51 properties consisting of approximately 6.7 million square feet of primarily industrial space on approximately 448 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. As of March 31, 2026, our properties were 95% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2025, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” for a discussion of our critical accounting policies. During the three months ended March 31, 2026, there were no material changes to these policies.

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

Proceeds of Term Loan Payable:

On December 2, 2025, the Company (through its Operating Partnership) entered into a letter agreement supplementing its First Amended and Restated Credit Agreement.with Key Bank which established a $20 million term loan facility with an initial maturity date of August 5, 2026, and a one-year extension option, subject to certain other customary conditions.

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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	December 5, 2017	$999,997
	2017	$14.36	$12.92	77,399	June 5, 2018	$999,995
	2018	$15.09	$13.58	73,637	June 5, 2019	$999,990
(1)	2019	$15.54	$13.99	—	—	$—
	2020	$17.52	$15.77	63,411	December 3, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
	2021	$22.25	$20.03	49,925	December 1, 2022	$999,998
	2022	$23.39	$21.05	95,011	June 2, 2023	$1,999,982
	2023	$29.00	$26.10	76,628	June 5, 2024	$1,999,991
	2024	$29.30	$26.37	75,843	June 4, 2025	$1,999,980
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

On March 6, 2026, the Company received its annual valuation as of December 31, 2025. The annual valuation resulted in an adjustment to the redemption price under the Program from $26.37 to $26.19 per share. The Company has filed a Current Report on Form 8-K with the SEC on March 12, 2026, and mailed to its stockholders an announcement of the redemption price adjustment. The redemption price of $26.19 per share is effective for the semi-annual period running from December 1, 2025 to May 31, 2026 and until such time as the Board determines a new estimated per share NAV. The Company’s stockholders are permitted to withdraw any redemption requests upon written notice to the Company at any time prior to ten (10) days before the end of the applicable semi-annual period.

Financial Condition and Results of Operations:

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2026	2025	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$22,214	$20,766	$1,448	7%
Total revenues	22,214	20,766	1,448	7%
Operating Expenses:
Property operating expenses	4,654	4,175	479	11%
General and administrative	2,827	2,858	(31)	(1%)
Depreciation and amortization	3,882	3,737	145	4%
Total operating expenses	11,363	10,770	593	6%
Operating income	10,851	9,996	855	9%
Interest expense	(7,305)	(6,776)	529	8%
Equity in earnings of unconsolidated affiliate	64	60	4	7%
Other income	615	228	387	170%
Net income	4,225	3,508	717	20%
Less: Net income attributable to noncontrolling interest	686	561	125	22%
Net income attributable to common stockholders	$3,539	$2,947	$592	20%

Revenues

Total revenues increased $1.4 million, or 7%, to $22.2 million for the three months ended March 31, 2026 from $20.8 million for the three months ended March 31, 2025. The increase is primarily due to increased rental income attributable to higher rental rates in the first quarter of 2026 compared to the first quarter of 2025 and the Company's acquisition of a property in Haines City, Florida in the fourth quarter of 2025, partially offset by the sale of one property in Piscataway, New Jersey in the second quarter of 2025.

Operating Expenses

Operating expenses of $11.4 million for the three months ended March 31, 2026 increased $0.6 million, or 6%, from $10.8 million for the three months ended March 31, 2025, primarily due to increased property operating expenses and depreciation and amortization expense in the first quarter of 2026 compared to the first quarter of 2025. The increase in property operating expenses is primarily due to increased snow removal expense, insurance expense and utility expense in the first quarter of 2026 compared to the first quarter of 2025, and property operating expenses attributable to the Company's property in Haines City, Florida acquired in the fourth quarter of 2025, partially offset by the elimination of operating expenses attributable to one of the Company's properties located in Piscataway, New Jersey which was sold in the second quarter of 2025. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Haines City, Florida, which was acquired in the fourth quarter of 2025.

Interest Expense

Interest expense for the three months ended March 31, 2026 increased by $0.5 million, or 8%, to $7.3 million from $6.8 million for the three months ended March 31, 2025. The increase is primarily attributable to an increase in the balance on the Credit Facility with Key Bank in the fourth quarter of 2025 and various debt refinancings.

Other Income

Other income for the three months ended March 31, 2026 increased by $0.4 million, or 170%, to $0.6 million from $0.2 million for the three months ended March 31, 2025. The increase is primarily attributable to a prior period real estate tax refund received in the first quarter of 2026 and a reimbursement due from a tenant for property improvements.

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

On December 2, 2025, the Operating Partnership entered into a letter agreement (the “Letter Agreement”) supplementing the First Amended and Restated Credit Agreement. The Letter Agreement and related documents established a $20 million term loan facility under the First Amended and Restated Credit Agreement with an initial maturity date of August 5, 2026, and a one-year extension option, subject to certain other customary conditions (the “Term Loan”). The terms and conditions of the Term Loan are consistent with the terms and conditions of the Company’s prior term loan with KeyBank that was paid in full on March 15, 2024. The Term Loan bears interest at the same rate as set forth in the First Amended and Restated Credit Agreement for the Company’s revolving line of credit facility. In connection with the Term Loan, the Operating Partnership paid a fee equal to 25 basis points on the $20 million principal amount under the Term Loan.

As supplemented by the Letter Agreement, the First Amended and Restated Credit Agreement provides for a $60 million senior secured credit facility, consisting of (i) a $40 million revolving line of credit facility and (ii) the $20 million Term Loan.

Our available liquidity at March 31, 2026 was approximately $39.0 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of March 31, 2026, the Company had outstanding borrowings of $34.9 million under the revolving line of credit facility.

Net Cash Flows:

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Operating Activities

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2026. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $8.6 million, (ii) an increase in other liabilities of approximately $1.2 million primarily attributable to increased leasing commissions payable and (iii) an increase in accounts payable and accrued expenses of $0.9 million, partially offset by (iv) an increase in other assets of $1.9 million primarily attributable to increased deferred leasing costs, rent receivables and other receivables.

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

Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2026. Cash used in investing activities resulted from property improvements of $1.1 million.

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2025. Cash used in investing activities resulted from (i) the acquisitions of one property for $3.6 million and (ii) property improvements of $1.4 million.

Financing Activities

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2026. Cash used in financing activities resulted from (i) the payment of mortgage principal of $0.6 million, (ii) the payment of the Company’s fourth quarter 2025 dividend of $1.6 million and (iii) distributions to noncontrolling interests of $0.3 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three months ended March 31, 2026 and 2025 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to common stockholders	$3,539	$2,947
Add/(Subtract) NAREIT defined adjustments
Real estate depreciation	2,500	2,382
Amortization of in-place leases and deferred leasing costs	756	759
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	6,795	6,088
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(313)	(193)
Amortization of other intangible assets	73	31
Amortization of financing costs	435	415
Stock compensation expense	379	439
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$7,369	$6,780

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks that arise from changes in interest rates, foreign currency exchange rates and other market changes affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. As supplemented by the Letter Agreement, dated December 2, 2025, the Operating Partnership’s credit facility with Key Bank, (the “Credit Facility”) consists of a (i) $40 million revolving line of credit facility (the “Revolver”) and (ii) a $20 million term loan facility (the “Term Loan"). Loans drawn down by the Operating Partnership under the Credit Facility must specify, at the Operating Partnership’s option, whether they are base rate loans, daily simple SOFR rate loans or term SOFR loans. Borrowings under the Credit Facility bear interest at a rate equal to, at the Operating Partnership’s option, either (1) daily simple SOFR plus 0.1% (but in no case shall the rate be less than zero), (2) term SOFR plus 0.1% (but in no case shall the rate be less than zero) (“Adjusted Term SOFR”), or (3) a base rate determined by reference to the greatest of (a) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (b) 0.50% above the federal funds effective rate, (c) Adjusted Term SOFR for a one month tenor plus 1.0% and (d) 1.0%, and in each case of clauses (1), (2) and (3), plus an applicable margin, depending upon the overall leverage of the properties and whether the loan is under the Revolver or Term Loan facilities.

As of March 31, 2026, interest expense on the outstanding borrowings of our Revolver and Term Loan with Key Bank would increase by as much as $549,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended March 31, 2026. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: May 8, 2026	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2026	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)