Form 10-Q
period 2026-06-30
GTJ REIT, INC.
filed 2026-08-07
CIK 1368757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,315,482 shares of common stock as of August 4, 2026.

GTJ REIT, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

Part I – Financial Information

Item 1. Financial Statements

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$244,059	$244,059
Buildings and improvements	360,981	358,618
Total real estate, at cost	605,040	602,677
Less: accumulated depreciation and amortization	(129,053)	(123,134)
Net real estate held for investment	475,987	479,543
Cash and cash equivalents	14,981	28,834
Restricted cash	1,451	578
Rental income in excess of amount billed	19,325	18,506
Acquired lease intangible assets, net	5,143	5,701
Investment in unconsolidated affiliate	3,683	3,676
Right-of-use asset - operating lease, net	1,861	2,005
Other assets	18,250	18,717
Total assets	$540,681	$557,560
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$464,819	$465,162
Term loan payable, net	19,989	19,924
Secured revolving credit facility	34,900	34,900
Accounts payable and accrued expenses	5,035	6,409
Dividends payable	1,597	1,601
Acquired lease intangible liabilities, net	302	346
Right-of-use liability - operating lease	2,067	2,212
Other liabilities	7,548	6,936
Total liabilities	536,257	537,490
Commitments and contingencies (Note 9)
Equity:
Series A, Preferred stock, $.0001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Series B, Preferred stock, $.0001 par value; non-voting; 6,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,315,482 and 13,345,167 shares issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	128,334	131,489
Distributions in excess of net income	(125,865)	(116,065)
Total stockholders’ equity	2,470	15,425
Noncontrolling interest	1,954	4,645
Total equity	4,424	20,070
Total liabilities and equity	$540,681	$557,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$22,099	$20,805	$44,313	$41,571
Total revenues	22,099	20,805	44,313	41,571
Operating Expenses:
Property operating expenses	4,043	4,002	8,697	8,177
General and administrative	5,617	5,137	8,444	7,995
Depreciation and amortization	3,890	3,656	7,772	7,393
Total operating expenses	13,550	12,795	24,913	23,565
Operating income before gain on sale of real estate	8,549	8,010	19,400	18,006
Gain on sale of real estate	—	7,669	—	7,669
Operating income	8,549	15,679	19,400	25,675
Interest expense	(7,302)	(6,878)	(14,607)	(13,654)
Equity in earnings of unconsolidated affiliate	44	57	108	117
Other income	130	152	745	380
Net income	1,421	9,010	5,646	12,518
Less: Net income attributable to noncontrolling interest	218	1,502	904	2,063
Net income attributable to common stockholders	$1,203	$7,508	$4,742	$10,455
Net income per common share attributable to common stockholders - basic earnings per share	$0.09	$0.56	$0.36	$0.78
Net income per common share attributable to common stockholders - diluted earnings per share	$0.09	$0.56	$0.35	$0.77
Weighted average common shares outstanding – basic	13,344,172	13,352,574	13,343,247	13,349,295
Weighted average common shares outstanding – diluted	13,419,340	13,523,148	13,418,415	13,519,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited, amounts in thousands, except share data)

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2026	$—	13,345,167	$1	$131,489	$(116,065)	$15,425	$4,645	$20,070
Common stock dividends	—	—	—	—	(12,945)	(12,945)	—	(12,945)
Stock-based compensation	—	—	—	331	—	331	—	331
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,636)	(2,636)
Net income	—	—	—	—	3,539	3,539	686	4,225
Reallocation of equity	—	—	—	(56)	—	(56)	56	—
Balance at March 31, 2026	$—	13,345,167	$1	$131,764	$(125,471)	$6,294	$2,751	$9,045
Common stock dividends	—	—	—	—	(1,597)	(1,597)	—	(1,597)
Repurchases - common stock	—	(114,246)	—	(2,847)	—	(2,847)	—	(2,847)
Stock-based compensation	—	84,561	—	1,120	—	1,120	—	1,120
Distributions to noncontrolling interest	—	—	—	—	—	—	(328)	(328)
Cash settlement of stock options	—	—	—	(2,390)	—	(2,390)	—	(2,390)
Net income	—	—	—	—	1,203	1,203	218	1,421
Reallocation of equity	—	—	—	687	—	687	(687)	—
Balance at June 30, 2026	$—	13,315,482	$1	$128,334	$(125,865)	$2,470	$1,954	$4,424

		Common Stock			Distributions	Total
	Preferred	Outstanding	Par	Additional-	in Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Value	Paid-In-Capital	Net Income	Equity	Interest	Equity
Balance at January 1, 2025	$—	13,345,980	$1	$131,857	$(115,264)	$16,594	$4,971	$21,565
Common stock dividends	—	—	—	—	(12,946)	(12,946)	—	(12,946)
Stock-based compensation	—	—	—	402	—	402	—	402
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,614)	(2,614)
Net income	—	—	—	—	2,947	2,947	561	3,508
Reallocation of equity	—	—	—	(68)	—	(68)	68	—
Balance at March 31, 2025	$—	13,345,980	$1	$132,191	$(125,263)	$6,929	$2,986	$9,915
Common stock dividends	—	—	—	—	(1,601)	(1,601)	—	(1,601)
Repurchases - common stock	—	(110,693)	—	(2,758)	—	(2,758)	—	(2,758)
Stock-based compensation	—	109,880	—	1,256	—	1,256	—	1,256
Distributions to noncontrolling interest	—	—	—	—	—	—	(326)	(326)
Net income	—	—	—	—	7,508	7,508	1,502	9,010
Reallocation of equity	—	—	—	237	—	237	(237)	—
Balance at June 30, 2025	$—	13,345,167	$1	$130,926	$(119,356)	$11,571	$3,925	$15,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTJ REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,646	$12,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,964	5,593
Amortization of intangibles and deferred charges	3,027	2,874
Gain on sale of real estate	—	(7,669)
Stock-based compensation	1,451	1,658
Non-cash lease expense	(2)	4
Rental income in excess of amount billed	(819)	(1,034)
Distributions from unconsolidated affiliate	100	75
Income from equity investment in unconsolidated affiliate	(108)	(117)
Changes in operating assets and liabilities:
Other assets	(1,120)	1,101
Accounts payable and accrued expenses	(720)	(1,551)
Other liabilities	594	(686)
Net cash provided by operating activities	14,013	12,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for improvements to real estate	(3,015)	(2,331)
Expenditures for property acquisitions	—	(3,577)
Proceeds from property disposition, net	—	15,767
Net cash (used in) provided by investing activities	(3,015)	9,859
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage principal	(1,248)	(1,478)
Financing costs from mortgage notes payable	—	(490)
Proceeds from mortgage notes payable	—	25,000
Payment of mortgage notes payable at maturity	—	(33,649)
Cash settlement of stock options	(2,390)	—
Repurchase of common stock	(2,847)	(2,758)
Cash distributions to noncontrolling interest	(2,947)	(2,938)
Cash dividends paid	(14,546)	(14,547)
Net cash used in financing activities	(23,978)	(30,860)
Net decrease in cash and cash equivalents, including restricted cash	(12,980)	(8,235)
Cash and cash equivalents including restricted cash of $578 and $143, respectively, at the beginning of period	29,412	29,523
Cash and cash equivalents including restricted cash of $1,451 and $245 respectively, at the end of period	$16,432	$21,288
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for interest	$13,497	$12,658
Non-cash expenditures for real estate	$378	$132
Right-of-use asset and liability	$2,067	$2,351

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

On January 17, 2013, the Company closed on a business combination with Wu/Lighthouse Portfolio, LLC, in which a limited partnership (the “Operating Partnership”) owned and controlled by the Company, acquired all outstanding ownership interests of a portfolio consisting of 25 commercial properties (the “Acquired Properties”) located in New York, New Jersey and Connecticut, in exchange for 33.29% of the outstanding limited partnership interest in the Operating Partnership. The outstanding limited partnership interest in the Operating Partnership exchanged for the Acquired Properties was increased to 33.78% due to post-closing adjustments. The subsequent redemptions of certain shares of GTJ REIT common stock and purchases of a portion of the outstanding limited partnership interest have resulted in a net decrease to the outstanding limited partnership interest in the Operating Partnership to 17.04% as of June 30 2026. As a result of this transaction, the Company’s then existing 7 properties and the subsequent acquisition of 22 properties and the sale of 3 properties from 2014 through June 30, 2026, the Company currently owns a 82.96% interest in a total of 51 properties consisting of approximately 6.7 million square feet of primarily industrial properties on approximately 448 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida as of June 30, 2026. The Operating Partnership also owns, through a joint venture, a 50% interest in a state-of-the-art industrial building in Piscataway, New Jersey. At June 30, 2026, subject to certain anti-dilutive and other provisions contained in the governing agreements, the limited partnership interest in the Operating Partnership may be converted in the aggregate, into approximately 1.5 million shares of the Company’s common stock or approximately 1.2 million shares of the Company’s Series B preferred stock based upon the class of units owned.

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

The Company capitalizes all direct costs of real estate under development until the end of the development period. In addition, the Company capitalizes the indirect cost of insurance and real estate taxes allocable to real estate under development during the development period. The Company also capitalizes interest using the avoided cost method for real estate under development during the development period. The Company will cease the capitalization of these costs when development activities are substantially completed and the property is available for occupancy by tenants, but no later than one year from the completion of major construction activity at which time the property is placed in service and depreciation commences. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of these costs until activities are resumed. The Company had no real estate under development as of June 30, 2026 and December 31, 2025.

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

The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The values of in-place leases are amortized over the remaining term of the respective leases and are included in depreciation and amortization in the accompanying condensed consolidated statements of operations. If a tenant terminates its lease prior to its contractual expiration date, any unamortized balance of the related intangible assets or liabilities is recorded as income or expense in the period. The total net impact to rental revenues due to the amortization of above and below-market leases was a net decrease of less than $0.1 million and a net increase of $0.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The total amortization of in-place leases was $0.5 million and $0.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

As of June 30, 2026, above-market and in-place leases of $0.5 million and $4.6 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2025, above-market and in-place leases of approximately $0.6 million and $5.1 million (net of accumulated amortization), respectively, are included in acquired lease intangible assets, net in the accompanying condensed consolidated balance sheets. As of both June 30, 2026 and December 31, 2025, approximately $0.3 million (net of accumulated amortization), relating to below-market leases are included in acquired lease intangible liabilities, net in the accompanying condensed consolidated balance sheets.

The following table presents the projected impact for the remainder of 2026, the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense of the in-place lease intangibles for properties owned at June 30, 2026 (in thousands):

	Net increase (decrease) to rental revenues	Increase to amortization expense
Remainder of 2026	$2	$485
2027	4	750
2028	4	626
2029	(46)	558
2030	(63)	535
2031	(63)	526
Thereafter	(46)	1,153
	$(208)	$4,633

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

On February 28, 2018, the Company purchased a 50% interest in Two CPS Developers LLC (the “Investee”) for $5.25 million. The Company has the ability to exercise significant influence over the Investee, does not have a controlling interest in the Investee, and the Investee is not a variable interest entity. Therefore, the Company accounts for this investment under the equity method of accounting. The Company recorded income of $0.1 million from this investment for both the six months ended June 30, 2026 and June 30, 2025.

The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of June 30, 2026 were $15.2 million and $7.9 million, respectively. Total revenues and expenses of the Company's investment in unconsolidated affiliate for both the six months ended June 30, 2026 and 2025 were $0.9 million and $0.7 million, respectively. The total assets and liabilities of the Company’s investment in unconsolidated affiliate as of December 31, 2025 were $15.4 million and $8.1 million, respectively.

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

Real Estate Impairment:

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Significant management judgment is involved in determining if impairment indicators exist, assessing investments for recoverability, and, if required, measuring the fair value of the real estate investments. The review of recoverability is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. Such cash flow analyses consider assumptions such as expected future market rents, future revenue, market capitalization rates and holding periods, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Management is required to make subjective assessments as to whether there are impairments in the value of the Company’s real estate holdings. These assessments could have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made. Management has determined that there was no impairment relating to its long-lived assets at June 30, 2026 and December 31, 2025.

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

Revenue Recognition:

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews billed and unbilled rent receivables and takes into consideration the tenant’s payment history and financial condition. If the Company determines that the collectability of a tenant’s lease payments is not probable, then the write-off of the entire tenant receivable, including straight-line rent receivable, is presented as a reduction of revenue rather than an operating expense on the condensed consolidated statements of operations. Rental income related to tenants where the collectability of lease payments is not deemed probable will be recorded on a cash basis. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based upon the consumer price index, subject to certain maximums and minimums. For the six months ended June 30, 2026, the Company determined that the collectability of one former tenant's lease payments was not probable and, therefore, the Company recorded a write-off of the entire tenant receivable in the amount of less than $0.1 million and placed the tenant on the cash basis as of March 31, 2026. For the six months ended June 30, 2025, the Company determined that the collectability of lease payments was probable and, therefore, did not record a write-off of any tenant receivables.

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

Tenant receivables at June 30, 2026 and December 31, 2025 were $0.9 million and $1.4 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Future minimum contractual lease payments to be received by the Company (without taking into account straight-line rent, amortization of intangibles and tenant reimbursements) as of June 30, 2026, under operating leases for the remainder of 2026, the next five years, and thereafter are as follows (in thousands):

Remainder of 2026	$35,869
2027	67,410
2028	61,042
2029	53,080
2030	47,654
2031	43,165
Thereafter	190,434
Total	$498,654

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

The following table presents additional disclosures regarding the Company’s rental income for the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Fixed lease revenue	$36,718	$34,384
Variable lease revenue	7,595	7,187
Total lease revenue	$44,313	$41,571

As lessee, the Company elected to utilize the practical expedient in the implementation of ASU 2016-02 related to not separating non-lease components from the associated lease component. As lessee, the Company is a party to an office lease, effective October 1, 2021, having a term of ten years, with future lease obligations aggregating $2.3 million and $2.5 million as of June 30, 2026 and December 31, 2025, respectively (see Note 9). The Company has recorded a right-of-use asset and corresponding right-of-use liability at the present value of the remaining future minimum lease payments, based upon an incremental borrowing rate of 3.86%, of approximately $3.1 million as of October 1, 2021.

The following table presents the future lease obligations of the Company’s office lease for the remainder of 2026, the next five years, and thereafter (in thousands):

Remainder of 2026	$187
2027	385
2028	397
2029	409
2030	421
2031	470
Total future minimum lease payments	2,269
Less imputed interest	202
Total right-of-use liability - operating lease	$2,067

The following table presents additional disclosures regarding the Company’s office lease for the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Operating lease costs	$186	$181
Variable lease costs	12	7
Total lease costs	$198	$188

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

ASC 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. As of June 30, 2026, and December 31, 2025, the Company had determined that no liabilities are required in connection with uncertain tax positions. As of June 30, 2026, the Company’s tax returns for the prior three years are subject to review by the Internal Revenue Service. Any interest and penalties would be expensed as incurred.

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

For the six months ended June 30, 2026, rental income of $6.5 million derived from five leases with the City of New York represented 15% of the Company’s rental income. For the six months ended June 30, 2025, rental income of $5.6 million derived from five leases with the City of New York represented 13% of the Company’s rental income.

For the six months ended June 30, 2026, rental income of $5.9 million derived from six leases with Federal Express represented 13% of the Company’s rental income. For the six months ended June 30, 2025, rental income of $5.7 million derived from six leases with Federal Express represented 14% of the Company’s rental income.

For the six months ended June 30, 2026, rental income of $3.9 million derived from one lease with Avis Rent-A-Car Systems, Inc. ("Avis") represented 9% of the Company’s rental income. For the six months ended June 30, 2025, rental income of $3.9 million derived from one lease with Avis represented 9% of the Company’s rental income.

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

Recently Issued Accounting Pronouncements:

In January 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) – Clarifying the Effective Date”, which clarified the effective date for interim reporting pursuant to ASU 2024-03.

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

4. MORTGAGE NOTES PAYABLE:

The following table sets forth a summary of the Company’s mortgage notes payable (in thousands):

		Principal	Principal
		Outstanding as of	Outstanding as of
Loan	Interest Rate	June 30, 2026	December 31, 2025	Maturity
United States Life Insurance Company	3.82%	39,000	39,000	1/1/2028
United States Life Insurance Company	4.25%	31,154	31,462	4/1/2028
Transamerica Life Insurance Company	3.45%	7,451	7,572	4/1/2030
American General Life Insurance Company	6.12%	121,628	122,447	4/1/2031
American International Group 2022	4.63%	225,000	225,000	9/1/2032
Transamerica Life Insurance Company 2023	5.40%	25,000	25,000	8/1/2033
John Hancock Life Insurance Company (U.S.A)	5.65%	25,000	25,000	5/1/2035
	Subtotal	474,233	475,481
	Unamortized loan costs	(9,414)	(10,319)
	Total	$464,819	$465,162

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

In connection with all loan agreements, the Company is required to comply with certain covenants. As of June 30, 2026, the Company was in compliance with all covenants.

Principal Repayments:

As of June 30, 2026, scheduled principal repayments for the remainder of 2026, the next five years and thereafter are as follows (in thousands):

Remainder of 2026	$1,394
2027	3,019
2028	71,697
2029	2,656
2030	9,073
2031	113,457
Thereafter	272,937
Total	$474,233

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

On July 30, 2026, the Company exercised its option to extend the maturity date of the Revolver and the Term Loan for one year to August 5, 2027.

Outstanding borrowings under the Term Loan with Key Bank were $20.0 million as of both June 30, 2026 and December 31, 2025, which were SOFR rate borrowings. The interest rate on the Term Loan as of June 30, 2026 and December 31, 2025 was 6.07% and 6.31%, respectively. Unamortized loan costs for the Term Loan were less than $0.1 million as of June 30, 2026 and $0.1 million as of December 31, 2025 and are included in term loan payable, net in the accompanying consolidated balance sheets.

Outstanding borrowings under the Revolver with Key Bank were $34.9 million as of both June 30, 2026 and December 31, 2025, which were SOFR rate borrowings. The interest rate on the Revolver as of June 30, 2026 and December 31, 2025 had a weighted average of 6.12% and 6.32%, respectively. Unamortized loan costs for the Revolver were less than $0.1 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization of loan costs with Key Bank were less than $0.1 million for both the three months ended June 30, 2026 and June 30, 2025. Amortization of loan costs with Key Bank were $0.1 million for both the six months ended June 30, 2026 and June 30, 2025. Amortization of loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2026, the Operating Partnership was in compliance with all covenants required in connection with the Amended and Restated Credit Agreement.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. Voting and other rights and preferences may be determined from time to time by the Board of Directors (the “Board”) of the Company. The Company has designated 500,000 shares of preferred stock as Series A preferred stock, $.0001 par value per share. In addition, the Company has designated 6,500,000 shares of preferred stock as Series B preferred stock, $.0001 par value per share. There are no voting rights associated with the Series B preferred stock. There was no Series A preferred stock or Series B preferred stock outstanding as of June 30, 2026, or December 31, 2025.

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2026, and December 31, 2025, the Company had a total of 13,315,482 and 13,345,167 shares of common stock issued and outstanding, respectively.

On June 18, 2026, the Company withheld 37,881 shares of common stock pursuant to its 2017 Incentive Award Plan (the "2017 Plan") from certain officers of the Company and a member of the Board at a price of $22.35 per share for a total consideration of approximately $0.8 million to satisfy tax withholding obligations payable upon the vesting of restricted stock.

On June 3, 2026, the Company purchased 76,365 shares of common stock pursuant to its share redemption program at a purchase price of $26.19 per share for a total consideration of approximately $2.0 million.

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

Dividend Distributions:

The following table presents dividends declared by the Company on its common stock during the six months ended June 30, 2026:

Declaration	Record	Payment	Dividend
Date	Date	Date	Per Share
March 10, 2026	March 31, 2026	April 10, 2026	$0.85	(1)
March 10, 2026	March 31, 2026	April 17, 2026	$0.12
June 4, 2026	June 30, 2026	July 10, 2026	$0.12

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

The 2017 Plan was adopted by the Board and became effective on April 24, 2017, subject to the approval of the Company’s stockholders, which was obtained on June 8, 2017. The 2017 Plan has the intended purpose of furthering the growth, development, and financial success of the Company and obtaining and retaining the services of those individuals considered essential to the long-term success of the Company. The 2017 Plan provides for awards in the form of stock, stock units, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2017 Plan is 2,000,000 shares. On July 25, 2020, the Board approved an amendment to the 2017 Plan to permit the transfer of awards that have been exercised, or the shares of common stock underlying such awards which have been issued, and all restrictions applicable to such shares of common stock have lapsed. As of June 30, 2026, the Company had 710,010 shares available for future issuance under the 2017 Plan. Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. In accordance with ASC 718-10-35, the Company measures the compensation costs for these shares as of the date of the grant and the expense is recognized in earnings at the grant date (for the portion that vests immediately) and then ratably over the respective vesting periods.

On November 8, 2016, 200,000 non-qualified stock options were granted to key officers of the Company and had a three-year vesting period. For this grant, the exercise price was $10.40 per share and was equal to the value per share based upon a valuation of the shares conducted by an independent third party for the purpose of valuing shares of the Company’s common stock. The fair value of these stock options was based upon the Black-Scholes option pricing model, calculated at the grant date. On April 6, 2026, the Board of Directors approved a cash settlement in exchange for the cancellation of these non-qualified stock options resulting in a total cash outlay of approximately $2.4 million.

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

All options expire ten years from the date of grant. There was no stock compensation expense relating to these options for the six months ended June 30, 2026 and $0.2 million of stock compensation expense relating to these options for the six months ended June 30, 2025.

The following table presents shares issued by the Company under the 2007 Plan and the 2017 Plan:

Shares Issued Under the 2007 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
April 30, 2012	55,149	$6.80	$375,000	3 Years	(2)
June 7, 2012	5,884	$6.80	$40,000	Immediately	(1)
March 21, 2013	46,876	$6.40	$300,000	3 Years	(2)
March 21, 2013	3,126	$6.40	$20,000	Immediately	(1)
June 6, 2013	9,378	$6.40	$60,000	Immediately	(1)
June 4, 2014	44,704	$6.80	$304,000	5 years	(2)
June 19, 2014	8,820	$6.80	$60,000	Immediately	(1)
March 26, 2015	43,010	$9.30	$400,000	5 years	(2)
June 19, 2015	16,436	$10.65	$175,000	Immediately	(1)
March 24, 2016	47,043	$10.40	$489,000	5 years	(2)
June 9, 2016	14,424	$10.40	$150,000	Immediately	(1)
May 22, 2017	34,482	$11.60	$400,000	9 years	(2)
May 31, 2017	7,929	$11.60	$92,000	Immediately	(3)
June 8, 2017	15,516	$11.60	$180,000	Immediately	(1)

Shares Issued Under the 2017 Plan
Grant	Total	Value	Approximate
Date	Shares Issued	Per Share	Value of Shares	Vesting Period
June 7, 2018	42,918	$11.65	$500,000	9 Years	(2)
June 7, 2018	15,020	$11.65	$175,000	Immediately	(1)
June 5, 2019	64,654	$11.60	$750,000	9 Years	(2)
June 5, 2019	15,085	$11.60	$175,000	Immediately	(1)
June 4, 2020	72,834	$12.70	$925,000	9 Years	(2)
June 4, 2020	16,530	$12.70	$210,000	Immediately	(1)
June 10, 2021	123,947	$11.90	$1,475,000	9 Years	(2)
June 10, 2021	22,686	$11.90	$270,000	Immediately	(1)
June 9, 2022	85,398	$18.15	$1,550,000	9 Years	(2)
June 9, 2022	14,874	$18.15	$270,000	Immediately	(1)
June 8, 2023	78,548	$16.55	$1,300,000	9 Years	(2)
June 8, 2023	16,615	$16.55	$275,000	Immediately	(1)
June 13, 2024	111,776	$22.50	$2,515,000	9 Years	(2)
June 13, 2024	14,664	$22.50	$330,000	Immediately	(1)
June 5, 2025	91,952	$21.75	$2,000,000	9 Years	(2)
June 5, 2025	17,928	$21.75	$390,000	Immediately	(1)
June 4, 2026	67,113	$22.35	$1,500,000	9 Years	(2)
June 4, 2026	17,448	$22.35	$390,000	Immediately	(1)
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

For the six months ended June 30, 2026 and 2025, the Company’s total stock-based compensation in the statement of equity was $1.5 million and $1.7 million, respectively. As of June 30, 2026, there was approximately $4.0 million of unamortized stock compensation related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

At June 30, 2026, 400,000 stock options were outstanding, all of which were vested, and 1,229,249 shares of restricted stock were outstanding, 1,029,141 of which are vested.

The following is a summary of restricted stock activity:

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Non-vested shares outstanding as of December 31, 2025	185,984	$19.36
New shares issued through June 30, 2026	84,561	$22.35
Vested	(70,437)	$21.16
Non-vested shares outstanding as of June 30, 2026	200,108	$20.19

The following is a vesting schedule of the non-vested shares of restricted stock outstanding as of June 30, 2026:

Number of Shares
Remainder of 2026	33,001
2027	55,145
2028	39,823
2029	28,074
2030	19,044
2031	12,257
Thereafter	12,764
Total Non-vested Shares	200,108

7. EARNINGS PER SHARE:

In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. There were 75,168 and 170,575 common share equivalents related to stock options in the six months ended June 30, 2026 and 2025, respectively, presented in Diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share information for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$1,203	$7,508	$4,742	$10,455
Denominator:
Weighted average common shares outstanding – basic	13,344,172	13,352,574	13,343,247	13,349,295
Weighted average common shares outstanding – diluted	13,419,340	13,523,148	13,418,415	13,519,870
Basic and Diluted Per Share Information:
Net income per share – basic	$0.09	$0.56	$0.36	$0.78
Net income per share – diluted	$0.09	$0.56	$0.35	$0.77

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

Environmental Matters:

As of June 30, 2026, three of the Company’s six former bus depot sites have received final regulatory closure, satisfying outstanding clean-up obligations related to legacy site contamination issues. Three sites continue with on-going cleanup, monitoring and reporting activities. The Company believes each of the six sites remain in compliance with existing local, state and federal obligations.

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

The following table summarizes the carrying values and the estimated fair values of the financial instruments (in thousands):

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$14,981	$14,981	$28,834	$28,834
Restricted cash	1,451	1,451	578	578
Rent and other receivables	1,471	1,471	1,598	1,598
Financial liabilities:
Dividends payable	1,597	1,597	1,601	1,601
Accounts payable and accrued expenses	5,035	5,035	6,409	6,409
Term loan payable	20,000	20,000	20,000	20,000
Secured revolving credit facility	34,900	34,900	34,900	34,900
Mortgage notes payable	474,233	452,718	475,481	457,427

11. SUBSEQUENT EVENTS:

On August 4, 2026, our Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock, payable with respect to the third quarter ended September 30, 2026, to common stockholders of record as of the close of business on September 30, 2026, payable on October 9, 2026, with a corresponding pari passu distribution to the limited partners of the Operating Partnership.

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

Executive Summary:

GTJ REIT, Inc. (the “Company,” “we,” “us,” or “our”) is a self-administered and self-managed real estate investment trust (“REIT”) which, as of June 30, 2026, owned and operated, through our Operating Partnership, a total of 51 properties consisting of approximately 6.7 million square feet of primarily industrial space on approximately 448 acres of land in New York, New Jersey, Connecticut, Delaware, North Carolina and Florida. As of June 30, 2026, our properties were 95% leased to 63 tenants, with certain tenants having lease agreements in place at multiple locations. The Operating Partnership also owns, through a joint venture, a 50% interest in a 150,325 square foot state-of-the-art industrial building in Piscataway, New Jersey.

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

Critical Accounting Policies:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2025, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” for a discussion of our critical accounting policies. During the six months ended June 30, 2026, there were no material changes to these policies.

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

Proceeds of Term Loan Payable:

On December 2, 2025, the Company (through its Operating Partnership) entered into a letter agreement supplementing its First Amended and Restated Credit Agreement with Key Bank which established a $20 million term loan facility with an initial maturity date of August 5, 2026, and a one-year extension option, subject to certain other customary conditions.

Extension of Revolving Line of Credit Facility Term Loan:

On July 30, 2026, the Company exercised its option to extend the maturity date of its revolving line of credit facility and term loan for one year to August 5, 2027.

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

Under the Program, the redemption price per Share is equal to 90% of the net asset value (“NAV”) per Share as of the end of the most recently completed calendar year. The NAV is approved annually by the Company’s Board of Directors. The following table presents the results of the Program:

	Valuation Date					Aggregate
	December 31,	NAV	Redemption Price	Shares Redeemed	Redemption Date	Consideration
	2016	$13.94	$12.55	79,681	December 5, 2017	$999,997
	2017	$14.36	$12.92	77,399	June 5, 2018	$999,995
	2018	$15.09	$13.58	73,637	June 5, 2019	$999,990
(1)	2019	$15.54	$13.99	—	—	$—
	2020	$17.52	$15.77	63,411	December 3, 2021	$999,991
	2021	$22.25	$20.03	49,925	June 3, 2022	$999,998
	2021	$22.25	$20.03	49,925	December 1, 2022	$999,998
	2022	$23.39	$21.05	95,011	June 2, 2023	$1,999,982
	2023	$29.00	$26.10	76,628	June 5, 2024	$1,999,991
	2024	$29.30	$26.37	75,843	June 4, 2025	$1,999,980
	2025	$29.10	$26.19	76,365	June 3, 2026	$1,999,999
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

Financial Condition and Results of Operations:

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2026	2025	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$22,099	$20,805	$1,294	6%
Total revenues	22,099	20,805	1,294	6%
Operating Expenses:
Property operating expenses	4,043	4,002	41	1%
General and administrative	5,617	5,137	480	9%
Depreciation and amortization	3,890	3,656	234	6%
Total operating expenses	13,550	12,795	755	6%
Operating income before gain on sale of real estate	8,549	8,010	539	7%
Gain on sale of real estate	—	7,669	(7,669)	(100%)
Operating income	8,549	15,679	(7,130)	(45%)
Interest expense	(7,302)	(6,878)	424	6%
Equity in earnings of unconsolidated affiliate	44	57	(13)	(23%)
Other income	130	152	(22)	(14%)
Net income	1,421	9,010	(7,589)	(84%)
Less: Net income attributable to noncontrolling interest	218	1,502	(1,284)	(85%)
Net income attributable to common stockholders	$1,203	$7,508	$(6,305)	(84%)

Revenues

Total revenues increased $1.3 million, or 6%, to $22.1 million for the three months ended June 30, 2026 from $20.8 million for the three months ended June 30, 2025. The increase is primarily due to increased rental income attributable to higher rental rates in the second quarter of 2026 compared to the second quarter of 2025 and the Company's acquisition of a property in Haines City, Florida in the fourth quarter of 2025, partially offset by the sale of one property in Piscataway, New Jersey in the second quarter of 2025.

Operating Expenses

Operating expenses of $13.6 million for the three months ended June 30, 2026 increased $0.8 million, or 6%, from $12.8 million for the three months ended June 30, 2025, primarily due to increased general and administrative expenses and increased depreciation and amortization expense in the second quarter of 2026 compared to the second quarter of 2025. The increase in general and administrative expenses is primarily due to increased executive compensation in the second quarter of 2026 compared to the second quarter of 2025. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Haines City, Florida, which was acquired in the fourth quarter of 2025.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in Piscataway, New Jersey for $16.0 million on April 23, 2025.

Interest Expense

Interest expense for the three months ended June 30, 2026 increased by $0.4 million, or 6%, to $7.3 million from $6.9 million for the three months ended June 30, 2025. The increase is primarily attributable to an increase in the balance on the Credit Facility with Key Bank in the fourth quarter of 2025 and various debt refinancings.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2026	2025	Amount	Percent
	(Unaudited)
Revenues:
Rental income	$44,313	$41,571	$2,742	7%
Total revenues	44,313	41,571	2,742	7%
Operating Expenses:
Property operating expenses	8,697	8,177	520	6%
General and administrative	8,444	7,995	449	6%
Depreciation and amortization	7,772	7,393	379	5%
Total operating expenses	24,913	23,565	1,348	6%
Operating income before gain on sale of real estate	19,400	18,006	1,394	8%
Gain on sale of real estate	—	7,669	(7,669)	(100%)
Operating income	19,400	25,675	(6,275)	(24%)
Interest expense	(14,607)	(13,654)	953	7%
Equity in earnings of unconsolidated affiliate	108	117	(9)	(8%)
Other income	745	380	365	96%
Net income	5,646	12,518	(6,872)	(55%)
Less: Net income attributable to noncontrolling interest	904	2,063	(1,159)	(56%)
Net income attributable to common stockholders	$4,742	$10,455	$(5,713)	(55%)

Revenues

Total revenues increased $2.7 million, or 7%, to $44.3 million for the six months ended June 30, 2026 from $41.6 million for the six months ended June 30, 2025. The increase is primarily due to increased rental income attributable to higher rental rates in 2026 compared to 2025 and the Company's acquisition of a property in Haines City, Florida in the fourth quarter of 2025, partially offset by the sale of one property in Piscataway, New Jersey in the second quarter of 2025.

Operating Expenses

Operating expenses of $24.9 million for the six months ended June 30, 2026 increased $1.3 million, or 6%, from $23.6 million for the six months ended June 30, 2025, primarily due to increased property operating expenses, general and administrative expenses and depreciation and amortization expense in 2026 compared to 2025. The increase in property operating expenses is primarily due to increased snow removal expense, insurance expense, real estate taxes and utility expense in 2026 compared to 2025, as well as property operating expenses attributable to the Company's property in Haines City, Florida which was purchased in the fourth quarter of 2025, partially offset by the elimination of operating expenses attributable to one of the Company's properties located in Piscataway, New Jersey which was sold in the second quarter of 2025. The increase in general and administrative expenses is primarily attributable to increased executive compensation in 2026 compared to 2025. The increase in depreciation and amortization expense is primarily attributable to the Company's property in Haines City, Florida, which was acquired in the fourth quarter of 2025.

Gain on Sale of Real Estate

Gain on sale of real estate is attributable to the sale of a property located in Piscataway, New Jersey for $16.0 million on April 23, 2025.

Interest Expense

Interest expense for the six months ended June 30, 2026 increased by approximately $0.9 million, or 7%, to $14.6 million from $13.7 million for the six months ended June 30, 2025. The increase is primarily attributable to an increase in the balance on the Credit Facility with Key Bank in the fourth quarter of 2025 and various debt refinancings.

Other Income

Other income for the six months ended June 30, 2026 increased by $0.4 million, or 96%, to approximately $0.8 million from $0.4 million for the six months ended June 30, 2025. The increase is primarily attributable to a prior period real estate tax refund received in the first quarter of 2026 and a reimbursement due from a tenant for property improvements.

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

On July 30, 2026, the Company exercised its option to extend the maturity date of the Revolver and the Term Loan for one year to August 5, 2027.

Our available liquidity at June 30, 2026 was approximately $20.1 million, consisting of cash and cash equivalents and our available borrowing capacity under our revolving line of credit facility. As of June 30, 2026, the Company had outstanding borrowings of $34.9 million under the revolving line of credit facility.

Net Cash Flows:

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Operating Activities

Net cash provided by operating activities was $14.0 million for the six months ended June 30, 2026. Cash provided by operating activities included (i) income before depreciation, amortization, stock compensation, rental income in excess of amounts billed, non-cash lease expense and income from equity investment in unconsolidated affiliate of $15.1 million, (ii) an increase in other liabilities of approximately $0.6 million primarily attributable to increased leasing commissions payable and prepaid rent and (iii) distributions from unconsolidated affiliate of $0.1 million, partially offset by (iv) an increase in other assets of $1.1 million primarily attributable to increased deferred leasing costs and other receivables and (v) a decrease in accounts payable and accrued expenses of $0.7 million.

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

Investing Activities

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2026. Cash used in investing activities resulted from property improvements of $3.0 million.

Net cash provided by investing activities was $9.9 million for the six months ended June 30, 2025. Cash provided by investing activities resulted from (i) net proceeds from the disposition of one property of $15.8 million, partially offset by (ii) the acquisition of one property for $3.6 million and (iii) property improvements of $2.3 million.

Financing Activities

Net cash used in financing activities was $24.0 million for the six months ended June 30, 2026. Cash used in financing activities resulted from (i) the payment of mortgage principal of $1.2 million, (ii) the payment of the Company’s fourth quarter 2025 dividend, 2025 supplemental dividend and 2026 first quarter dividend totaling approximately $14.6 million, (iii) distributions to noncontrolling interests of $2.9 million, (iv) repurchases of the Company's common stock of approximately $2.9 million and (v) cash settlement of stock options of $2.4 million.

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

The reconciliation of net income attributable to our common stockholders in accordance with GAAP to FFO and AFFO for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands). All amounts are net of noncontrolling interest.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$1,203	$7,508	$4,742	$10,455
Add/(Subtract) NAREIT defined adjustments
Real estate depreciation	2,496	2,316	4,996	4,697
Gain on sale of real estate	—	(6,372)	—	(6,372)
Amortization of in-place leases and deferred leasing costs	758	748	1,513	1,508
Funds From Operations (“FFO”) attributable to common stockholders, as defined by NAREIT:	4,457	4,200	11,251	10,288
Adjustments to arrive at Adjusted FFO (“AFFO”):
Straight-lined rents	(356)	(664)	(669)	(857)
Amortization of other intangible assets	70	20	144	51
Amortization of financing costs	434	428	869	843
Stock compensation expense	738	835	1,116	1,274
AFFO attributable to common stockholders, as defined by GTJ REIT, Inc.	$5,343	$4,819	$12,711	$11,599

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

As of June 30, 2026, interest expense on the outstanding borrowings of our Revolver and Term Loan with Key Bank would increase by as much as $549,000 annually if SOFR increased by 100 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by Rule 15d-15(b) under the Exchange Act, management, under the direction of our Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the Company's purchase of 76,365 shares for $1,999,999 pursuant to its Share Redemption Program and the Company's purchase of 37,881 shares for $846,640 pursuant to its 2017 Incentive Award Plan, the Company did not engage in any unregistered sales of equity securities or repurchases of its common stock during the fiscal quarter ended June 30, 2026. Our common stock is currently not registered under Section 12 of the Exchange Act.

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

GTJ REIT, INC.

Dated: August 7, 2026	/s/ Paul Cooper
Paul Cooper
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2026	/s/ Stuart Blau
Stuart Blau Chief Financial Officer (Principal Financial and Accounting Officer)